Form 10-K
period 2018-12-31
Maiden Holdings, Ltd.
filed 2019-03-15
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
Smaller Reporting Company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $532.9 million based on the closing sale price of the registrant’s common shares on the NASDAQ Global Select Market on that date. As of March 8, 2019, 82,957,895 common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the registrant’s 2019 annual general meeting of the shareholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1. Business.
General Overview
We are a Bermuda-based holding company. Historically, we have focused on serving the needs of regional and specialty insurers in the United States ("U.S."), Europe and select other global markets. We operate internationally providing branded auto and credit life insurance products through insurer partners to retail clients in the European Union ("EU") and other global markets. These products also produce reinsurance programs which are underwritten by our wholly owned, principal operating subsidiary, Maiden Reinsurance Ltd. ("Maiden Bermuda"). We are also presently running off the liabilities associated with our largest client, AmTrust Financial Services, Inc. ("AmTrust"), whose contracts we terminated in early 2019.
Our business has undergone significant changes since our Company's Board of Directors (the "Board") initiated a review of strategic alternatives (the "Strategic Review") in the first quarter of 2018 to evaluate ways to increase shareholder value as a result of continuing significant operating losses and lower returns on equity than planned. This Strategic Review has resulted in a series of transactions that have transformed our operations and materially reduced the risk on our balance sheet. These transactions include:
On August 29, 2018, we entered into a Renewal Rights Agreement (“Renewal Rights”) with Transatlantic Reinsurance Company ("TransRe"), pursuant to which we agreed to sell, and TransRe agreed to purchase, Maiden Reinsurance North America, Inc.'s ("Maiden US") rights to: (i) renew its treaty reinsurance agreements upon their expiration or cancellation, (ii) solicit renewals of and replacement coverages for the treaty reinsurance agreements and (iii) replicate and use the products and contract forms used in Maiden US’s business. The sale was consummated on August 29, 2018. Maiden US continued to earn premiums and remain liable for losses occurring subsequent to August 29, 2018 for any policies in force prior to and as of August 29, 2018, through the date of sale of Maiden US in the transaction described below. We received a fee of $7.5 million paid in cash for the sale of the Renewal Rights, subject to further increases in accordance with the terms of the agreement.
On December 27, 2018, Maiden Holdings North America, Ltd. (“Maiden NA”), a wholly owned subsidiary of the Company, completed the previously announced sale of Maiden NA’s wholly owned subsidiary, Maiden US, to Enstar Holdings (US) LLC ("Enstar Holdings"), pursuant to the terms of the Master Transaction Agreement, dated as of August 31, 2018 (the “US MTA”), by and among Maiden NA and Enstar Holdings and Enstar Group Limited (“Enstar”). Pursuant to and subject to the terms and conditions of the US MTA, Maiden NA sold, and Enstar Holdings purchased, all of the outstanding shares of common stock of Maiden US for gross consideration of $286.4 million, including estimated closing adjustments but subject to final post-closing adjustments. As previously disclosed, pursuant to the terms of the US MTA, (i) Cavello Bay Reinsurance Limited, Enstar Holdings’s Bermuda reinsurance affiliate (“Cavello”), Maiden NA and Maiden Bermuda, entered into a novation agreement, pursuant to which certain assets and liabilities associated with the Company’s U.S. treaty reinsurance business held by Maiden Bermuda were novated to Cavello in exchange for a ceding commission payment of $12.3 million, (ii) Cavello and Maiden Bermuda entered into a retrocession agreement, pursuant to which certain assets and liabilities associated with the Company’s U.S. treaty reinsurance business held by Maiden Bermuda were retroceded to Cavello in exchange for a ceding commission payment of $1.8 million, and (iii) Maiden Bermuda provided Enstar with a reinsurance cover for loss reserve development of $100.0 million in excess of the net loss and LAE recorded as of June 30, 2018, up to a maximum loss of $25.0 million.
As a result of the decision to divest all of our U.S. treaty reinsurance operations, these operations are now classified as discontinued operations, and except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations, except for net loss, net loss attributable to Maiden and net loss attributable to Maiden common shareholders.
While the transactions executed in conjunction with the US MTA have significantly reduced revenues in our Diversified Reinsurance segment, we expect to continue to pursue our international reinsurance solutions written through Maiden Bermuda.
As part of the Strategic Review during the fourth quarter of 2018, Maiden Holdings contributed as capital 35% of its ownership in Maiden Bermuda to Maiden NA. Additionally, the proceeds of the sale of Maiden US were partially used by Maiden NA, among other things, to settle inter-company balances due to its Bermuda affiliates and as described below. In December 2018 and January 2019, Maiden NA contributed its proportionate share of capital contributions in the amount of $68.3 million in cash to Maiden Bermuda. Maiden NA also now maintains a portfolio of short-term investments, along with other strategic investments of $148.6 million at December 31, 2018. We believe Maiden NA’s investments will create opportunities to utilize net operating loss carry-forwards ("NOL") which total $208.9 million as of December 31, 2018. These NOL’s are not presently recognized as deferred tax assets as a full valuation allowance is currently carried against them (for further details please see "Note 17. Taxation" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10–K). Taken together, the Company believes these measures should generate additional income for Maiden NA in a tax-efficient manner while sharing in the improvement in profitability we anticipate in Maiden Bermuda as a result of the measures enacted in the Strategic Review.
As part of the Strategic Review, which included assessing our capital position, solvency ratios and liquidity, we also evaluated the business within our other principal reporting segment, the AmTrust Reinsurance segment. As a result of this continuing analysis, a series of transactions were entered into at the end of 2018 and the beginning of 2019 which will eliminate new premiums written in this segment and have placed the AmTrust Reinsurance segment into run–off. These transactions include the following:
On December 31, 2018, Maiden Bermuda entered into, effective January 1, 2019, a Partial Termination Amendment (the “Partial Termination Amendment”) with AmTrust, through its wholly owned subsidiary AmTrust International Insurance, Ltd. (“AII”), by which the parties agreed to amend the Amended and Restated Quota Share Agreement between Maiden Bermuda and AII, originally entered into on July 1, 2007 (the “AmTrust Quota Share”) and subsequently amended, that is currently in-force and was set to expire on June 30, 2019.  The Partial Termination Amendment provides for the cut-off of the ongoing and unearned premium of AmTrust’s Small Commercial Business (specifically workers’ compensation, general liability, umbrella liability, professional liability and cyber liability insurance coverages) and U.S. Specialty Risk and Extended Warranty as of December 31, 2018, with the remainder of the AmTrust Quota Share remaining in place.  The Partial Termination Amendment resulted in Maiden Bermuda returning approximately $716.1 million in unearned premium to AmTrust, which nets to approximately $480.0 million after consideration of ceding commission and brokerage, subject to adjustment.  In addition, Maiden Bermuda will pay AmTrust five additional percentage points of ceding commission on the remaining unearned premium over the term of the remaining contract.
Subsequently, on January 30, 2019, Maiden Bermuda and AmTrust, through its wholly owned subsidiaries AII, AmTrust Europe Limited ("AEL") and AmTrust International Underwriters Limited DAC ("AIU DAC"), agreed to terminate on a run-off basis (i) the AmTrust Quota Share; and (ii) the Quota Share Reinsurance Contract among Maiden Bermuda, AEL and AIU DAC, originally entered into on April 1, 2011, by which AEL cedes 20% and AIU DAC cedes 40% to Maiden Bermuda of AmTrust’s European Hospital Liability business ("European Hospital Liability Quota Share"). Each termination was effective as of January 1, 2019.
On March 1, 2019, we terminated the Master Transaction Agreement with Enstar dated as of November 9, 2018 (the “Old LPT MTA”) and simultaneously signed a new agreement (the "New LPT/ADC MTA") pursuant to which an Enstar subsidiary will assume liabilities for loss reserves as of December 31, 2018 associated with the quota share reinsurance agreements between Maiden Bermuda and AmTrust in excess of a $2.44 billion retention up to $675.0 million. The $2.44 billion retention will be subject to adjustment for paid losses since December 31, 2018. The New LPT/ADC MTA and associated pending reinsurance agreement, which is subject to regulatory approval, will provide Maiden Bermuda with $175.0 million in adverse development cover over its carried AmTrust reserves at December 31, 2018. Management has assessed that the associated reinsurance agreement to the New LPT/ADC MTA meets the criteria for risk transfer and will be accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $500.0 million would result in a deferred gain which would be recognized over the settlement period in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. Consequently, cumulative adverse development subsequent to December 31, 2018, in excess of $500.0 million, may result in significant losses from operations until those periods when the deferred gain is recognized as a benefit to earnings.
Our entry into a New LPT/ADC MTA with Enstar, which is smaller than the previously announced Old LPT MTA, reflects the cumulative positive impact of measures already implemented since the third quarter of 2018. Under the Old LPT MTA, Maiden and Enstar were to enter into a retrocession agreement to effect a loss portfolio transfer in which an Enstar entity would assume loss reserves of approximately $2.675 billion associated with quota share reinsurance contracts that Maiden Bermuda has with AmTrust.  That proposed retrocession was to apply to losses arising and/or claims made on or prior to June 30, 2018.
Maiden Bermuda failed to meet the requirements to hold sufficient capital to cover its economic capital requirement (“ECR”) as of September 30, 2018 and December 31, 2018. Please refer to Item 1. "Business - Regulatory Matters" for further background on capital requirements. We took actions to remediate the breach including capital injections by Maiden Bermuda's shareholders (Maiden Holdings and Maiden NA) of $125.0 million on December 31, 2018 and $70.0 million in January 2019. As a result of the actions taken in the Strategic Review during 2018 and 2019, and pending finalization of the New LPT/ADC MTA and associated reinsurance agreement, we estimate that the Company and Maiden Bermuda will have sufficient capital in excess of the respective ECR requirements and that this position should improve throughout 2019.
The New LPT/ADC MTA, in combination with these previous measures, are expected to continue to further strengthen our capital position and solvency ratios throughout 2019. In addition, the New LPT/ADC MTA provides us with more investable assets and reserve protection compared to the Old LPT MTA which will further support our improving solvency ratios. The Company remains actively engaged in ongoing discussions with the Bermuda Monetary Authority (“BMA”) regarding the formulation of its longer term business plan, which will require the approval of the BMA for any new reinsurance business.
We continue to provide reinsurance in Europe through Maiden Bermuda in our Diversified Reinsurance segment on a renewal basis only at the present time. Internationally, we continue to provide insurance sales and distribution services through our wholly owned subsidiary, Maiden Global Holdings, Ltd. ("Maiden Global") and its subsidiaries. Maiden Global primarily focuses on providing branded auto and credit life insurance products through insurer partners to retail clients in the EU and other global markets. These products also produce reinsurance programs which are underwritten by Maiden Bermuda. Certain international credit life business is written on a primary basis by Maiden Life Försäkrings AB ("Maiden LF") and general insurance business is written on a primary basis by Maiden General Försäkrings AB ("Maiden GF").
On January 10, 2019, we completed the sale of AVS Automotive VersicherungsService GmbH (“AVS”) and related European subsidiaries to Allianz Partners (“Allianz”) as part of its Strategic Review. AVS, organized under the laws of Germany, operates as an insurance producer in Germany and was a wholly owned subsidiary of Maiden Global prior to its sale.
Prior to the transactions associated with the Strategic Review, we had entered into a series of significant transactions. For additional details of our strategic capital markets transactions prior to 2018, please refer to our Annual Reports on Form 10–K for the years ended December 31, 2017 and December 31, 2016.
We have also entered into a series of capital transactions that enabled us to support our prior reinsurance operations while enhancing our capital position and lowering our cost of capital. The most recent capital transactions include a public offering of $150.0 million Preference Shares – Series D ("Preference Shares – Series D") on June 15, 2017 and the subsequent redemption of the $100.0 million aggregate principal amount of 8.0% notes maturing in 2042 (the "2012 Senior Notes").
Further details of these and other capital transactions are discussed in the Capital Resources section of Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" as well as the related discussion in our Notes to the Consolidated Financial Statements specifically "Note 11. Long Term Debt" and "Note 14. Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10–K.

Business Strategy
To date we have not yet attained our targeted returns and fell significantly short of these goals in 2016 and 2017. As a result of this shortfall, our Board initiated the Strategic Review. We believe that the transactions and initiatives taken as a result of the Strategic Review have substantially improved our capital position and will return us to operating profitability. We have materially reduced our premium written and expect to continue to re–evaluate our operating strategy during 2019 while leveraging the significant assets we retain, particularly compared to the improved reserving position we believe we have achieved.
Historically, we had judged our efficient balance sheet and low volatility business as the primary reasons our returns had generally exceeded industry averages, despite a declining investment yield environment since our founding. Our ability to achieve our targeted returns was initially impacted by a significantly higher cost of capital which we improved in recent years.
Our goal had been to leverage the competitive strengths of our organization and capital structure to generate stable long term operating returns on common equity in excess of 15%. We sought to accomplish this by becoming a premier global preferred provider of customized reinsurance and capital products and services to regional and specialty insurance companies.
Despite what we believed was an appropriate strategic focus, our recent operating losses led our Board to implement the Strategic Review and we are retaining aspects of the business we believe are not rating sensitive, are profitable and can grow while re–evaluating our strategy.
Our future results, and our ability to generate our targeted return on capital, may be additionally impacted by risks and trends set forth in Item 1A, "Risk Factors", and elsewhere in this Annual Report on Form 10-K.
Our Principal Operating Subsidiaries
Maiden Bermuda, a wholly owned subsidiary of the Company, is a registered Class 3B Bermuda reinsurance company that began operations in June 2007. Senior management and all of the staff of Maiden Bermuda operate from and are based in our Bermuda headquarters.
Maiden NA is our wholly owned U.S. holding company and is domiciled in the state of Delaware. Maiden US, a licensed property and casualty insurance company domiciled in the state of Missouri, was a wholly owned subsidiary of Maiden NA. Maiden US was sold on December 27, 2018 as noted in the "General Overview" section above.
Maiden Global, a wholly owned subsidiary of Maiden Holdings, operates as a reinsurance services and holding company. Maiden Global is organized under the laws of England and Wales. Maiden LF and Maiden GF, both wholly owned subsidiaries of Maiden Holdings, are insurance companies organized under the laws of Sweden and write credit life insurance and general insurance, respectively, on a primary basis in support of Maiden Global’s business development efforts. AVS, organized under the laws of Germany, operated as an insurance producer in Germany and was a wholly owned subsidiary of Maiden Global until its sale to Allianz Partners in January 2019.
Our Reportable Segments
Our business for most of 2018 consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. As a result of the strategic decision to divest all of our U.S. treaty reinsurance operations as discussed above, we have revised the composition of these reportable segments. Our Diversified Reinsurance segment now only consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. Our AmTrust Reinsurance segment includes all business ceded by AmTrust to Maiden Bermuda, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. Both contracts in the AmTrust Reinsurance segment have been terminated effective January 1, 2019. In addition to our reportable segments, the results of operations of the former NGHC Quota Share segment (which consisted of a quota share reinsurance agreement with a subsidiary of National General Holdings Corp.) have been included in the "Other" category. Previously, the underwriting results associated with the discontinued operations of our U.S. treaty reinsurance business were included within the Diversified Reinsurance segment and the operating results associated with the remnants of the U.S. excess and surplus business were included within the "Other" category. These are now excluded and all prior periods presented have been reclassified to conform to this new presentation.
Financial data relating to our two segments is included in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Consolidated Financial Statements - Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
The tables below compare net premiums written and earned, by reportable segment, reconciled to the total consolidated net premiums written and earned for the years ended December 31, 2018, 2017 and 2016:

For the Year Ended December 31,	2018		2017		2016
($ in thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Diversified Reinsurance	$129,319	6.4%	$82,521	4.1%	$79,243	4.0%
AmTrust Reinsurance	1,885,278	93.6%	1,954,856	95.9%	1,888,428	96.0%
Total	$2,014,597	100.0%	$2,037,377	100.0%	$1,967,671	100.0%

For the Year Ended December 31,	2018		2017		2016
($ in thousands)	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total
Diversified Reinsurance	$112,487	5.5%	$83,015	4.2%	$81,967	4.3%
AmTrust Reinsurance	1,913,715	94.5%	1,909,644	95.8%	1,843,621	95.7%
Total	$2,026,202	100.0%	$1,992,659	100.0%	$1,925,588	100.0%
Financial data relating to the geographical areas in which we operate and relating to our principal products may be found in "Notes to Consolidated Financial Statements - Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
Nearly all of our gross premiums written is generated by quota share reinsurance contracts. For the years ended December 31, 2018, 2017 and 2016, 99.8%, 99.5% and 99.9%, respectively, of our consolidated gross premiums written were derived from quota share reinsurance contracts.
Diversified Reinsurance Segment
General
Maiden Bermuda writes treaties on both a quota share basis and excess of loss basis outside the U.S. The net premiums written by our Diversified Reinsurance segment's operating subsidiaries, after intercompany reinsurance, for the years ended December 31, 2018, 2017 and 2016 were as follows:

For the Year Ended December 31,	2018		2017		2016
($ in thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Maiden Bermuda	$120,584	93.2%	$78,843	95.5%	$74,298	93.8%
Maiden LF	5,069	4.0%	3,615	4.4%	4,945	6.2%
Maiden GF	3,666	2.8%	63	0.1%	—	—%
Total	$129,319	100.0%	$82,521	100.0%	$79,243	100.0%
We entered into a retrocessional quota share agreement with a highly rated global insurer effective January 1, 2015 which impacted net premiums written in 2017 and 2016, and was commuted by Maiden Bermuda effective July 1, 2018.
A combination of general market and competitive conditions, along with their underlying financial performance and capital levels including those considered by rating agencies and regulators, often influence reinsurance purchasing decisions of individual ceding companies. Please refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion on the performance of our Diversified Reinsurance segment for the years ended December 31, 2018, 2017 and 2016.
Maiden Bermuda has focused on developing a portfolio of assumed reinsurance in Europe and globally since the advent of Solvency II. Maiden Bermuda has also enhanced its ability to develop this business by offering additional products that support insurers' regulatory capital. Maiden Bermuda began writing treaty reinsurance contracts under this initiative (referred to as "European Capital Solutions") in 2016 and through 2018 on a pan–European basis as insurers deployed more active capital management strategies in response to these rules. The net premiums written in European Capital Solutions for the years ended December 31, 2018, 2017 and 2016 were as follows:

For the Year Ended December 31,	2018	2017	2016
($ in thousands)	Net Premiums Written	Net Premiums Written	Net Premiums Written
Net premiums written	$42,753	$13,595	$9,067

As a result of our A.M. Best rating being downgraded to B++ (Good) with negative outlook and implications in November 2018, the European Capital Solutions business was adversely affected and a significant amount of this business was either non–renewed at January 1, 2019 or was terminated pursuant to contractual provision in the underlying reinsurance contracts. Presently, a limited number of in-force contracts remain, including terminated contracts which operate on a risks attaching basis and have not yet reached full termination.
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
Net premiums written for the IIS business were written in the following countries:

For the Year Ended December 31,	2018		2017		2016
($ in thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Germany	$53,154	61.4%	$40,070	58.1%	$34,127	49.0%
Australia	13,945	16.1%	14,277	20.7%	12,989	18.7%
Canada	7,013	8.1%	6,328	9.2%	5,555	8.0%
United Kingdom	5,720	6.6%	7,443	10.8%	13,873	19.9%
Denmark	3,688	4.3%	(5)	—%	256	0.4%
All other	3,032	3.5%	826	1.2%	2,806	4.0%
Total	$86,552	100.0%	$68,939	100.0%	$69,606	100.0%
The breakdown of IIS business by line of business was as follows:

For the Year Ended December 31,	2018		2017		2016
($ in thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Personal Auto	$70,060	80.9%	$58,918	85.5%	$57,809	83.1%
Credit Life	16,492	19.1%	10,021	14.5%	11,797	16.9%
Total	$86,552	100.0%	$68,939	100.0%	$69,606	100.0%
We also generate fee income when Maiden Global participates in transactions and collects a fee for designing and facilitating the sale of insurance programs; approximately 67.0% of our fee income is generated by AVS and its subsidiaries in Germany and Austria through its point of sale producers in select OEM's dealerships. On January 10, 2019, we completed the sale of AVS to Allianz. In addition to a fee for the sale of AVS, we entered into a three–year quota share reinsurance agreement with Allianz for certain German automobile policies that we have historically reinsured. For the years ended December 31, 2018, 2017 and 2016, the fee income was earned in the following locations:

For the Year Ended December 31,	2018		2017		2016
($ in thousands)	Fee Income	% of Total	Fee Income	% of Total	Fee Income	% of Total
Germany	$5,772	59.6%	$6,852	69.9%	$7,126	65.9%
Australia	1,433	14.8%	449	4.6%	809	7.5%
United Kingdom	1,320	13.6%	1,437	14.7%	1,397	12.9%
Austria	716	7.4%	681	6.9%	666	6.1%
Other	440	4.6%	383	3.9%	819	7.6%
Total	$9,681	100.0%	$9,802	100.0%	$10,817	100.0%
Strategy
In 2018, our Diversified Reinsurance segment reinsured property and casualty lines of business, but de-emphasized lines of business which we considered more volatile, and we historically have not offered traditional catastrophe reinsurance on a stand-alone basis. As discussed herein, we have substantially transformed our business as a result of the Strategic Review and continue to re–assess our forward operating strategy as we complete the Strategic Review. We offer reinsurance on both a quota share and excess of loss basis. Our primary focus is regional and specialty clients who rely on reinsurance for capital support and/or to reduce their risk. The majority of our clients were regional or super-regional insurance companies or specialty insurers.

AmTrust Reinsurance Segment
General
AmTrust is our largest client and is a multinational specialty property and casualty insurance holding company with operations in the U.S., Europe and Bermuda. In January 2019, we terminated both of the reinsurance contracts that comprise this segment and apart from certain unearned premiums in the AmTrust Quota Share and the European Hospital Liability Quota Share that will be earned subsequent to 2018, we will have no new premium written within this segment in 2019. Michael Karfunkel, George Karfunkel and Barry Zyskind (the Company's non-executive chairman) were our Founding Shareholders. Michael Karfunkel passed away on April 27, 2016, and his shares are now controlled by his wife, Leah Karfunkel. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the president, chief executive officer and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 53.9% of the ownership interests of Evergreen Parent GP, LLC, which is the ultimate parent of of AmTrust.
Through our reinsurance agreements with AmTrust, in 2018 we reinsured specific lines of business within the following AmTrust business segments:

•	Small commercial business insurance, which includes U.S. workers’ compensation, commercial package and other low-hazard property and casualty insurance products;

•
Specialty risk and extended warranty coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the U.S., U.K. and certain other global markets and European hospital liability; and

•
Specialty program which includes package products, general liability, commercial auto liability, excess and surplus lines programs and other specialty commercial property and casualty insurance to a narrowly defined, homogeneous group of small and middle market companies.

AmTrust Quota Share
Under the AmTrust Quota Share with AII, effective July 1, 2007 and through 2018, we reinsured 40% of AmTrust’s premium written, net of reinsurance with unaffiliated reinsurers, relating to all lines of business that existed on the effective date. We also had the option to reinsure additional programs, in addition to the original lines of business entered into by AmTrust since the effective date of the AmTrust Quota Share. As AmTrust expanded into new lines of business, pursuant to the terms of the AmTrust Quota Share, we had selectively added some of those lines and opted not to participate in others. Consequently our share of AmTrust's overall gross premiums written declined below 40% over time.
On December 31, 2018, Maiden Bermuda entered into the Partial Termination Amendment with AII by which the parties agreed to amend the AmTrust Quota Share between Maiden Bermuda and AII, originally entered into on July 1, 2007 and subsequently amended, that was set to expire on June 30, 2019.  The Partial Termination Amendment provides for the cut-off of the substantial majority of the ongoing and unearned premium of AmTrust’s Small Commercial Business (specifically, workers' compensation, general liability, umbrella liability, professional liability (including cyber liability)) insurance coverages and U.S. Extended Warranty and Specialty Risk as of December 31, 2018.  The Partial Termination Amendment resulted in Maiden Bermuda returning approximately $716.1 million in unearned premium to AmTrust, which nets to approximately $480.0 million after consideration of ceding commission and brokerage, subject to adjustment.  The Partial Termination Amendment was effective January 1, 2019.
On January 30, 2019, Maiden Bermuda and AII agreed to terminate on a run-off basis the AmTrust Quota Share. The termination was effective as of January 1, 2019 and discussed in "Notes to Consolidated Financial Statements - Note 18. Subsequent Events" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K in further detail.
European Hospital Liability Quota Share
On April 1, 2011, Maiden Bermuda entered into the European Hospital Liability Quota Share with AEL and AIU DAC to cover those entities' medical liability business in Europe, in particular, Italy and France. Maiden Bermuda pays a ceding commission of 5.0%. Effective January 1, 2012, the Company's maximum limit of liability is 40% of €10 million, previously 40% of €5 million, per original claim for any one original policy. Effective July 1, 2016, the contract was further amended such that Maiden Bermuda assumes from AEL 32.5% of the premiums and losses of all policies written or renewed on or after July 1, 2016 until June 30, 2017 and 20% of all policies written or renewed on or after July 1, 2017. The European Hospital Liability Quota Share had a term of one year and automatically renews for further one year terms thereafter, unless either party notifies the other of its election in writing not to renew not less than four months prior to the end of any such term.
On January 30, 2019, the European Hospital Liability Quota Share was terminated on a run-off basis. The termination was effective as of January 1, 2019 and is discussed in "Notes to Consolidated Financial Statements - Note 18. Subsequent Events" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K in further detail.
For more information, please refer to "Notes to Consolidated Financial Statements - Note 10. Related Party Transactions" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Risk Management
General
Our Enterprise Risk Management ("ERM") framework reflects the ‘three lines of defense’ approach to risk management, which involves (1) risk owners having responsibility for identifying and managing risks; (2) the ERM Committee providing global tools and policies; and (3) internal audit performing independent reviews. Our Board has overall responsibility for oversight of the ERM program and has delegated this oversight to its Audit Committee.

Our ERM Committee monitors and oversees the risk environment and provides direction to mitigate, to an acceptable level, the most significant and material risks that may adversely affect our ability to achieve our goals. The ERM Committee establishes appropriate risk parameters and tolerances, performs risk assessments, continually reviews factors that may impact our organizational risk and develops and implements strategies and action plans to mitigate key risks.
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
Our Audit Committee, comprised solely of independent directors, meets at least quarterly to assess whether management is addressing risk issues in a timely and appropriate manner. The Audit Committee receives a quarterly report on capital and risk management. Our risk appetite and tolerances have been formally approved by the Audit Committee.
Our Audit Committee also reviews the Group Solvency Self-Assessment ("GSSA") which is required to be filed annually with the BMA and used to understand current and prospective risks and the associated capital requirements. The GSSA is an integral part of our risk management framework and reflects our risk tolerance and overall business strategy. The GSSA documents our internal self-assessment of capital. On a group basis and for our operating entities, we monitor our capital position relative to our regulatory requirements. Our major risks are insurance related - both premium risk and reserve risk, reflecting the possibility that our pricing may be too low or our reserving levels may not be sufficient. Other primary risk exposure areas are investment risk, credit risk and operational risk. Internal controls and ERM can provide a reasonable but not absolute assurance that our control objectives will be met. The possibility of material financial loss remains in spite of our ERM efforts.
Insurance Risk
The key risks for us due to the nature of our business relate to insurance activities. Insurance risk is comprised of underwriting risk, catastrophe risk and reserving risk.
1. Underwriting Risk
Specific risks that could unfavorably affect our performance and erode capital include:

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

•	Changes in loss cost trends which are observed after contract pricing;

•	Changes in cedant claims handling or underwriting procedures which mask actual cedant performance; and

•	Losses from terrorism and other catastrophe related events may exceed our expectations.
Internal underwriting controls are established by our underwriting executives. Underwriting authority is delegated to the managers in each business segment to underwrite in accordance with prudent practice and an understanding of each underwriter’s capabilities. In accordance with our underwriting guidelines, underwriting authorities could be delegated to underwriting teams as well as individual underwriters. Our targeted performance goals and guidelines are regularly reviewed by management to reflect changes in market conditions, interest rates, capital requirements and market-expected returns.
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
In limited cases, the risks assumed by us are partially reinsured with other third party reinsurers. Reinsurance ceded varies by segment and line of business based on a number of factors, including market conditions. The benefits of ceding risks include reducing exposure on individual risks and/or enhancing our capital position. Reinsurance ceded does not relieve us of our obligations to our policyholders. We remain liable to the extent that any reinsurance company fails to meet its obligations. In the event that one or more of the reinsurers are unable to meet their obligations under these reinsurance agreements, we would not realize the full value of the reinsurance recoverable balances.
We use retrocessional agreements to mitigate volatility and to reduce our exposure on certain reinsurance risks and to provide capital support. We remain liable to our cedants to the extent that the retrocessionaires do not meet their obligations under retrocessional agreements, so we retain credit risk in all cases and to aggregate loss limits in certain cases. We maintain a credit risk review process that identifies authorized acceptable reinsurers and retrocessionaires and have no impaired balances. At December 31, 2018, we had approximately $1.7 million (2017 - $24.9 million) of reinsurance recoverable under such agreements.
2. Catastrophe Risk
While we do not write catastrophe reinsurance contracts, certain risks we reinsure are exposed to catastrophic loss events. Maiden aims to limit the probable maximum loss ("PML") of capital and income from a single event and from multiple events in any one year. Our internal tolerance is that our modeled one-in-250 year return period catastrophe occurrence loss (single event) must be less than 50% of our planned operating income and our modeled annual aggregate loss (multiple events) must be less than 75% of our planned operating income.
3. Reserving Risk
Reserving risk is the risk that loss and loss adjustment expense ("loss and LAE") reserves are not sufficient to cover all of our policy obligations. Drivers include reporting lags inherent in reinsurance relationships, compounded by third party administrator lags in reporting to insurers, adequacy of ceding company’s claim estimates, future trends, unanticipated events, and normal volatility causing a range of uncertainty around where ultimate loss will land when all claims are closed and settled. Reserving risk includes potential time delays in being aware of significant developments or reserve deterioration from ceding companies. Any inaccurate assumptions used in the selection of the expected loss ratio, whether they be due to fluctuations in the timing, frequency and severity of claims and claim settlements relative to expectations, loss and exposure trends or underlying client pricing, could cause our initial reserve selections to be incorrect as the pricing expected loss ratio is used in our reserving process.
Establishing adequate reserves for loss and LAE constitutes a significant risk for us. We manage the risk inherent in estimating the Company’s loss reserves in a variety of ways. Reserve reviews are performed on a quarterly basis by credentialed actuaries. As part of the reserving process, observations from the review are discussed with the production teams individually to allow for the discussion of account specific information that may be obtained by those managing the business. The reserves are reviewed by our reserving committee and approved by our booking committee. Loss provisions are reviewed and approved by senior management at the recommendation of the reserving committee. The Company conducts operational and claims audits of ceding companies on a regular basis.
Further details on how we manage the risk inherent in estimating our loss reserves are set out later in Item 1. "Reserve for Loss and Loss Adjustment Expenses."
Investment Risk Management
Investment risk includes the risk of loss in our investment portfolio potentially caused by fluctuations in interest rates, credit spreads, foreign exchange rates and inflation on both assets and liabilities. At December 31, 2018, Maiden’s investment portfolio of $4.1 billion consisted almost entirely of fixed income securities.
Our investment policy is an important component of our overall business model and is designed to preserve capital, provide significant liquidity, and produce sufficient investment income to sustain and grow net income while supporting our clients' needs. In order to limit our credit risk exposure, the investment policy is to invest almost exclusively in high grade marketable fixed income securities, cash and cash equivalents and to achieve diversification through limits on holdings of individual securities. We monitor and manage exposure to asset types and economic sector. We manage interest rate risk by establishing and managing targets in the investment portfolio for duration, yield, and currency that support our reinsurance liabilities. Foreign exchange risks are managed by holding cash and investments in foreign currencies where we have reinsurance liabilities that will be paid in those currencies. We are exposed to nominal equity risk and have a very limited equity portfolio. We perform stress testing of the investment portfolio using stochastic scenarios to evaluate the investment portfolio risk and capital needs.
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
Our Financial Strength Ratings
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
On November 14, 2018, A.M. Best downgraded the financial strength rating to B++ (Good) from A- (Excellent) and the long-term issuer credit rating to “bbb” from “a-”, with negative outlook and implications, of Maiden Bermuda, our primary operating subsidiary. In February 2019, we requested from A.M. Best to withdraw our rating. On February 28, 2019, A.M. Best approved the withdrawal with a final rating as "B++" (Good) with negative outlook and implications. As a result, we presently do not have a financial strength rating from any of the major rating agencies that cover our industry.
These financial strength ratings often are an important factor in establishing the competitive position of insurance and reinsurance companies. We believe that the primary users of such ratings include brokers, ceding companies and investors. As we re-evaluate our future business strategy, the lack of a financial strength rating from one of the major rating agencies may negatively impact our ability to market and sell our products. It may also require us to use collateral more frequently to secure client relationships.
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
Maiden Bermuda has competed with a wide variety of major reinsurers internationally including those based in Bermuda. Many of these entities have significantly more capital, higher ratings from rating agencies and more employees than we do; in addition, these entities have established long-term and continuing business relationships throughout the industry, which can be significant competitive advantages. The lack of a financial strength rating from one of the major rating agencies may be a significant competitive disadvantage for us when we look to write new business or renew existing accounts.
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
Distribution of Our Reinsurance Products
Until the sale of Maiden US in August 2018, we marketed our Diversified Reinsurance segment through third party intermediaries, as well as directly through our own marketing efforts. Our direct marketing activities were generally focused on insurers with a demonstrated preference and propensity to utilize direct distribution reinsurers. In the years ended December 31, 2018, 2017 and 2016, the sources of gross premiums written in our Diversified Reinsurance segment were as follows:

% of Gross Premiums Written for the Year Ended December 31,	2018	2017	2016
Total broker	33.0%	16.1%	11.7%
Direct	67.0%	83.9%	88.3%
Total	100.0%	100.0%	100.0%
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

These amounts include case reserves and provisions for Incurred But Not Reported ("IBNR") reserves. Case reserves are established for losses that have been reported to us, and not yet paid. IBNR reserves represent the estimated cost of losses that have occurred but have not been reported to us and include a provision for additional development on case reserves. We establish case reserves based on information from the ceding company, reinsurance intermediaries, and when appropriate, consultations with independent legal counsel. The IBNR reserves are established by management based on reported loss and LAE and actuarially determined estimates of ultimate loss and LAE.
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
For additional information concerning our reserves, see Item 7,"Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserve for Losses and Loss Adjustment Expense" and "Notes to Consolidated Financial Statements - Note 9. Reserve for Loss and Loss Adjustment Expenses" included under Item 8 "Financial Statement and Supplementary Data", for further information regarding the specific actuarial models we utilize and the uncertainties in establishing the reserve for loss and LAE.
Our Employees
On March 4, 2019, we had approximately 74 full-time employees who are located in Bermuda, the U.S., the U.K., Germany, Ireland, and Australia. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements.
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
The Company and Maiden Bermuda failed to meet the requirements to hold sufficient capital to cover their respective ECR as of September 30, 2018 and December 31, 2018. The Company had communicated such condition to the BMA and is following the guidelines of a reportable “event” as stipulated by Bermuda insurance law. In accordance with the Insurance Act, Maiden Bermuda is not permitted to pay dividends to its shareholders, Maiden Holdings and Maiden NA, as of December 31, 2018 as it is in breach of the requirement to maintain economic capital in excess of the ECR as stipulated in the Insurance Act, Insurance (Prudential Standards) Class 4 and Class 3B Solvency Requirement Rules 2008, and the Insurance (Group Supervision) Rules 2011.
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

•
Principal Office, Principal Representative and Head Office: An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. It is the duty of the principal representative, upon reaching the view that, to the principal representative’s knowledge, there is a likelihood of the insurer for which the principal representative acts becoming insolvent, or that one or more of certain events as set out in the Insurance Act has occurred or is believed to have occurred, to immediately notify the BMA and to make a report in writing to the BMA within 14 days of the prior notification setting out all the particulars of the case that are available to the principal representative. Further, any registered insurer that is a Class 3A insurer or above is required to maintain a head office in Bermuda and direct and manage its insurance business from Bermuda. In considering whether this requirement is met, the BMA will consider: (a) where the underwriting, risk management and operational decision making occurs; (b) whether the presence of senior executives who are responsible for, and involved in, the decision making are located in Bermuda; and (c) where meetings of the board of directors occur, and may also have regard to (i) the location where management meets to effect policy decisions; (ii) the residence of the officers, insurance managers or employees; and (iii) the residence of one or more directors in Bermuda. For the purpose of the Insurance Act, Maiden Bermuda’s principal office is the Company’s executive offices at Ideation House, 2nd Floor, 94 Pitts Bay Road, Pembroke, HM 08, Bermuda;

•
Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return: The Company and Maiden Bermuda must prepare annual statutory financial statements as prescribed in the Insurance Act with respect to its general business. The statutory financial return for a Class 3B insurer includes a report of the approved independent auditor on the statutory financial statements of such insurer, the statutory financial statements for the general business, notes to the statutory financial statements and an insurer information sheet. At the time of filing the statutory financial return, a Class B insurer must also deliver to the BMA a statutory declaration of compliance. Maiden Bermuda is required to file audited U.S. GAAP annual financial statements with the BMA, which must be available to the public. In addition, Maiden Bermuda is required to file a capital and solvency return, which shall include the company's Bermuda Solvency Capital Requirement ("BSCR") model, together with the opinion of its loss reserve specialist, a commercial insurer’s solvency self assessment (“CISSA”) and such other schedules as prescribed under the Insurance Act. The BSCR model applies factors to premium, reserves and assets/liabilities to determine the minimum capital required by the BMA to remain solvent throughout the year. The catastrophe risk return assesses an insurer’s reliance on vendor models in assessing catastrophe exposure. The Company is required to file annual group GAAP financial statements, a group statutory financial return, and an annual group capital and solvency return, which includes (among other things) a group catastrophe risk return, group BSCR and GSSA. The GSSA is based on the Company’s own internally assessed capital requirements. The GSSA together with the group BSCR form part of the BMA’s annual solvency assessment;

•
Minimum Liquidity Ratio: The Insurance Act requires all general business insurers to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and cash equivalents, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and letters of credit and guarantees and other instruments;

•
Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions: Under the Insurance Act, Maiden Bermuda must ensure that the value of its general business statutory assets exceeds the amount of its general business statutory liabilities by an amount greater than its prescribed minimum solvency margin ("MSM"). Maiden Bermuda is also required to maintain available statutory economic capital and surplus at least equal to its ECR. Maiden Bermuda is prohibited from declaring or paying dividends of more than 25% of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its MSM and minimum liquidity ratio as described above. In addition, Maiden Bermuda must obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous year’s financial statements, by 15% or more. Maiden Bermuda is not permitted to declare or pay dividends to its shareholders, Maiden Holdings and Maiden NA, if Maiden Bermuda is in breach of its MSM, ECR or minimum liquidity ratio or if the declaration of such dividend would cause such a breach. Where an insurer fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, it will be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA;

•
Eligible Capital: Class 3B and 4 insurers and insurance groups are required to maintain statutory economic capital and surplus (“Economic Capital”) for determination of regulatory available capital in accordance with a ‘3 tiered capital regime’. All capital instruments are classified as either basic or ancillary capital which in turn are classified into one of three tiers (Tiers 1, 2 and 3) based on their “loss absorbency” characteristics. Under this regime, there are limits of Tier 1, Tier 2 and Tier 3 capital which may be used to satisfy the Class 3B and 4 insurers’ and Group’s MSM and ECR requirements. The Company has received approval for certain capital instruments as other fixed capital. The $152.5 million 7.75% notes maturing in 2043 (the "2013 Senior Notes") are approved as Tier-1 ancillary capital and are grandfathered pursuant to Section 6C of the Insurance Act. The $110.0 million 6.625% notes maturing in 2046 (the "2016 Senior Notes") are approved as Tier-3 ancillary capital (please see footnote below for further details). Maiden's Preference Shares Series A and Series C are classified as Tier-1 Basic Capital. Maiden's Preference Shares Series D were approved on November 6, 2017 as Tier-2 Basic Capital. Please see the following table for details of the Company's capital instruments that are currently outstanding at December 31, 2018:

Description of Capital Instrument	Date of Issue	Maturity Date (as applicable)	Date approved by the Authority	Value of Capital Instruments	Eligible Capital Tier
				($ in thousands)
2013 Senior Notes	November 25, 2013	December 1, 2043	April 17, 2014	$152,500	Tier 1
2016 Senior Notes(1)	June 14, 2016	June 14, 2046	January 23, 2017	110,000	Tier 3
Preference Shares - Series A(2)	August 22, 2012	Perpetual	April 17, 2014	150,000	Tier 1
Preference Shares - Series C(2)	November 25, 2015	Perpetual	April 17, 2014	165,000	Tier 1
Preference Shares - Series D(2)	June 15, 2017	Perpetual	November 6, 2017	150,000	Tier 2
(1) In June 2016, the Company issued the 2016 Senior Notes. The BMA approved the capital instruments as Tier-3 ancillary capital to be grandfathered under Section 21 paragraph 10 of the Group Rules until January 1, 2026 as the 2016 Senior Notes do not meet the requirement that coupon payment on the instrument be cancellable or deferrable indefinitely upon breach (or if it would cause breach) in the ECR. The Group’s ECR shall be subject to a regulatory capital add-on comprising three years of coupon payments on the 2016 Senior Notes amounting to $21.9 million.
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

•
Notification of Material Changes: All registered insurers are required to give 14 days’ notice to the BMA of a proposal to make certain changes that are likely to be of material significance (a “material change” within the meaning of the Insurance Act) and the insurer may not effect such change until either the BMA has, before the end of the period of thirty days beginning with the date of service of such notice, notified the insurer in writing that there is no objection to the insurer effecting the material change, or that period has elapsed without the BMA having served the insurer with a written notice of objection to the material change. Additionally, a Designated Insurer (as defined below) must notify the BMA of certain material changes when given effect by a member of the group, within 30 days of such material change taking effect;

•
Code of Conduct: Maiden Bermuda is required to comply with the Insurance Code of Conduct of the Authority ("Code") which prescribes the duties and standards which must be complied with to ensure it implements sound corporate governance, risk management and internal controls. The Authority will assess an insurer’s compliance with the Code in a proportional manner relative to the nature, scale and complexity of its business. Failure to comply with the requirements under the Code will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act. Such failure to comply with the requirements of the Code could result in the BMA exercising its powers of intervention (see BMA's Powers of Intervention, Obtaining Information, Reports and Documents and Providing Information to other Regulatory Authorities below). We believe that we are in compliance with the Code;

•
Group Supervision: The BMA acts as group supervisor of the Company and has designated Maiden Bermuda to be the designated insurer ("Designated Insurer"). As group supervisor, the BMA will perform a number of supervisory functions including (i) coordinating the gathering and dissemination of relevant or essential information for going concerns and emergency situations, including the dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the financial situation of the insurance group; (iii) carrying out an assessment of the insurance group's compliance with the rules on solvency, risk concentration, intra-group transactions as may be prescribed by or under the Insurance Act; (iv) assessment of the system of governance of insurance groups, as may be prescribed under the Insurance Act, and whether the members of the administrative or management body of participating companies met the requirements set out therein; (v) planning and coordinating, through regular meetings held at least annually (or by other appropriate means) with other competent authorities, supervisory activities in respect of the insurance group, both as a going concern and in emergency situations; (v) coordinating any enforcement action that may need to be taken against the insurance group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors in order to facilitate the carrying out of the functions described above. In carrying out its group supervisory functions, the BMA may make rules for (i) assessing the financial situation and the solvency position of the insurance group and/or its members and (ii) regulating intra group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure;

•
Group MSM and Group ECR: The insurance group must ensure that the value of the insurance group's total statutory economic capital and surplus exceeds the aggregate of (a) the MSM of each qualifying member of the group controlled by the parent company and (b) the parent company’s percentage shareholding in the member multiplied by the member’s MSM, where the parent company exercises significant influence over a member of the group but does not control the member ("Group MSM"). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. Since December 31, 2013, we have been required to maintain available group capital and surplus at a level equal to or in excess of the Group Enhanced Capital Requirement ("Group ECR") which is established by reference to either the Group BSCR model or an approved group internal capital model;

•
Designated Insurer Notification Obligations: The Designated Insurer must immediately notify the BMA upon reaching a view that there is a likelihood of the insurance group or any member of the group becoming insolvent (i.e. breaching a regulatory capital requirement applicable to the insurance group or any member) or if the Designated Insurer knows or has reason to believe that a reportable "event" has, to the Designated Insurer's knowledge, occurred or is believed to have occurred. Within 30 days of such notification to the BMA, the Designated Insurer must furnish the BMA with a written report setting out all the particulars of the case that are available to it and within 45 days, it must furnish a group capital and solvency return that reflects the Group ECR that has been prepared using post-loss data and unaudited financial statements for such period as the BMA shall require together with a declaration of solvency in respect thereof;

•
Group Eligible Capital: To enable the BMA to better assess the quality of the group’s capital resources, the Designated Insurer is required to disclose the makeup of its group’s capital in accordance with a ‘3-tiered capital system’. Under this system, all of the insurance group’s capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of 3 tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified as Tier 1 Capital, and lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, not more than certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to satisfy the Group’s MSM and Group ECR requirements. Tier 1, Tier 2 and Tier 3 Capital may, until January 1 2026, include capital instruments that do not satisfy the requirement that the instrument be non-redeemable or settled only with the issuance of an instrument of equal or higher quality upon a breach, or if redemption would cause a breach, of the Group ECR.

•
Quarterly Group Financial Returns: A Designated Insurer is required to prepare and file quarterly group financial returns with the BMA on or before the last day of the months May, August and November of each year. The quarterly group financial returns consist of (i) quarterly unaudited (consolidated) group financial statements for each financial quarter (which must minimally include a balance sheet and income statement and must also be the most recent produced by the group and not reflect a financial position that exceeds two months) and (ii) a list and details of material intra-group transactions and risk concentrations (including, where applicable, exposure value (face value and market value, if the latter is available), counterparties involved (including their location), summary details of the purpose, terms, costs, duration and performance triggers relating to the transaction), details surrounding all intra-group reinsurance and retrocession arrangements (including aggregated values of the exposure limits by counterparties, aggregated premium flows and the proportion of the group’s insurance business exposure covered by internal reinsurance, retrocession and other risk transfer arrangements) and details of the ten largest exposures to unaffiliated counterparties and any other unaffiliated counterparty exposures (or series of linked unaffiliated counterparty exposures) exceeding 10% of the insurance group's statutory capital and surplus;

•
BMA's Powers of Intervention, Obtaining Information, Reports and Documents and Providing Information to other Regulatory Authorities: The BMA has certain powers of investigation and intervention relating to insurers and their holding companies, subsidiaries and other affiliates, which it may exercise in the interest of such insurer's policyholders or if there is any risk of insolvency or of a breach of the Insurance Act or the insurer's license conditions; and

•
Economic Substance Act: The Economic Substance Act 2018 (“EAS 2018”) came into effect in Bermuda in December 2018 and impacts every Bermuda registered entity engaged in a “relevant activity” which includes insurance and headquarters. The EAS 2018 requires impacted entities to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements. Additionally a company may also face penalties, restriction or regulation of its business activities and may be struck off as a registered entity in Bermuda for failure to satisfy economic substance requirements.

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
Taxation of the Company and its Subsidiaries
The following summary of certain taxation matters is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Certain subsidiaries are subject to taxation related to operations in Australia, Germany, Sweden, the U.K. and the U.S. The discussion below covers the principal locations in which the Company or its subsidiaries are subject to taxation.
Bermuda
Maiden Holdings and Maiden Bermuda each have received from the Minister of Finance an assurance under The Exempted Undertakings Tax Protection Act, 1966 to the effect that in the event that there is any legislation enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to Maiden Holdings or Maiden Bermuda or to any of their operations or the shares, debentures or other obligations of Maiden Holdings or Maiden Bermuda until March 31, 2035. These assurances are subject to the proviso that they are not construed to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (Maiden Holdings and Maiden Bermuda are not currently so designated) or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act, 1967 of Bermuda or otherwise payable in relation to the property leased to us.
Germany
AVS was a wholly owned subsidiary of Maiden Global until January 10, 2019. AVS is subject to German corporate income tax of 15.0% plus a solidarity surcharge of 5.5% thereon (in the aggregate, a rate of 15.825%). In addition, a German municipal trade tax of 14.7% resulting from the registered seat of the company in Russelsheim is paid. Effective January 1, 2017, Opel Händler VersicherungsService GmbH, which was a wholly owned subsidiary of AVS, merged with AVS. AVS is engaged in general commerce.
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
Maiden Global established a German branch on February 1, 2016, also with its registered seat in Russelsheim which is subject to the same German corporate income tax of 15.0% plus a solidarity surcharge of 5.5% thereon (in the aggregate, a rate of 15.825%) and German trade tax of 14.7%. Effective December 1, 2018, the registered seat was moved to Wiesbaden resulting in a change in the trade tax rate to 15.89%. The German branch is engaged in general commerce.
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
Maiden NA and its subsidiaries, including Maiden US until its sale on December 27, 2018 (collectively, the "Maiden NA Companies"), transact business in and are subject to taxation in the U.S. Other than the Maiden NA Companies, we believe that we have operated and will continue to operate our business in a manner that will not cause us to be treated as engaged in a trade or business within the U.S. On this basis, other than the Maiden NA Companies, we do not expect to be required to pay U.S. corporate income taxes (other than withholding and excise taxes as described below). The maximum federal corporate income tax rate has been reduced by the 2017 Act to 21% for a foreign corporation’s income that is effectively connected with a trade or business in the U.S. In addition, U.S. branches of foreign corporations may be subject to the branch profits tax, which imposes a tax on U.S. branch after-tax earnings that are deemed repatriated out of the U.S., for a potential maximum effective federal tax rate of approximately 44% on the net income connected with a U.S. trade or business.
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
Where You Can Find More Information
We maintain our principal website at www.maiden.bm. The information on our websites is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through our principal website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC"). We also make available, free of charge through our principal website, our Audit Committee Charter, Compensation Committee Charter, Nominating & Corporate Governance Committee Charter, and Code of Business Conduct and Ethics. Such information is also available in print for any shareholder who sends a request to Maiden Holdings, Ltd., Ideation House, 94 Pitts Bay Road, Pembroke HM 08, Bermuda, Attention: Secretary. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 800-SEC-0330. Any shareholder or other interested party who desires to contact any member of the Board (or our Board as a group) may do so in writing to the following address: Maiden Holdings, Ltd., Ideation House, 94 Pitts Bay Road, Pembroke HM 08, Bermuda, Attention: Secretary. Communications are distributed to the Board, or to any individual directors as appropriate, depending on the facts and circumstances outlined in the communication.

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
Business
We have incurred significant operating losses in recent years. There can be no assurance that we will return to profitability.
We produced net losses of $544.4 million in 2018 and $169.7 million in 2017, primarily the result of loss reserve strengthening and adverse prior year development of loss reserves. We have taken significant actions in the second half of 2018 to improve our capital position, and restructure our business by disposing of unprofitable operations and reinsurance agreements in both of our reporting segments while significantly reducing headcount and overhead expenses. We have also purchased additional reinsurance protection to eliminate potential volatility of loss reserves from this legacy business. While we believe these actions will restore operating profitability, there can be no assurance that these actions will achieve their intended effects or that the reinsurance we purchased will be sufficient to protect us against further adverse loss reserve development.
Our shareholders’ equity declined significantly in 2018 and there can be no assurance it will not decrease further.
Due to results of operations in recent years and in particular 2018, our shareholders' equity declined by 55.0% during 2018. As noted elsewhere, we have taken significant actions in the second half of 2018 to improve our capital position, and restructure our business by disposing of unprofitable operations and reinsurance agreements while significantly reducing headcount and overhead expenses. While we believe these actions will increase shareholders' equity, there can be no assurance that these actions will achieve their intended effects. We have also purchased additional reinsurance protection to eliminate potential volatility of loss reserves from this legacy business. There can be no assurance that this reinsurance or that the timing and accounting recognition of recoveries under that reinsurance agreement will be sufficient to protect us against further declines in shareholders’ equity. While we continue to believe we will operate as a going concern, there can be no assurance that if further significant declines in shareholders’ equity occur that we will not have to re–evaluate that assessment.
We have experienced repeated significant adverse development of our loss reserves in recent years and our actual losses may be greater than our reserve for loss and LAE, which would negatively impact our financial condition and results of operations.
Our success depends upon our ability to assess accurately the risks associated with the businesses that we will reinsure. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to an insurer and the reporting of the loss by the insurer to its reinsurer and the ultimate disposition of that loss. The reserves we establish represent estimates of amounts needed to pay reported losses and unreported losses and the related loss adjustment expense. Loss reserves are only an estimate of what an insurer or reinsurer anticipates the ultimate costs of claims to be and do not represent an exact calculation of liability. Estimating loss reserves is a difficult and complex process involving many variables, inherent uncertainty and subjective judgments. As part of our reserving process, we review historical data as well as actuarial and statistical projections and consider the impact of various factors such as: trends in claim frequency and severity; changes in operations; emerging economic and social trends; inflation; and changes in the regulatory and litigation environments.
This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, and actual results are likely to differ from original estimates. In addition, unforeseen losses, the type or magnitude of which we cannot predict, may emerge in the future. We will establish or adjust reserves for our insurance subsidiaries in part based upon loss data received from the ceding companies with which we do business. There is a time delay that elapses between the receipt and recording of claims results by the ceding insurance companies and the receipt and recording of those results by us. Accordingly, establishment and adjustment of reserves for our insurance subsidiaries is dependent upon timely and accurate estimate reporting from cedants and agents.
While we adjusted our reserves to a level we believe to be sufficient to cover losses assumed by us when we recognize adverse developments, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. Further, the reinsurance protection we have purchased to protect against further adverse development in loss reserves may be insufficient compared to the actual losses that emerge and we may need to recognize further adverse development which would reduce our results of operations and shareholders' equity, possibly by material amounts. To the extent actual reported losses exceed expected losses, the carried estimate of the ultimate losses will be increased, which represents unfavorable reserve development, and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses will be reduced, which represents favorable reserve development.

The inability of management to successfully implement its strategic plan could result in a further decline of capital or materially adversely affect our financial condition and operations.
Management will be developing a new strategic business plan that may be significantly different than our prior strategic business focus. We agreed with the BMA that Maiden Bermuda will not write future business with AmTrust or its subsidiaries without the BMA’s prior approval, and further will consult with the BMA before writing any new third party reinsurance business. We remain actively engaged in ongoing discussions with the BMA regarding the formulation of our longer term business plan, consistent with the recovery of our capital base. There can be no assurance that the implementation of the new business plan will succeed or will be satisfactory to the BMA which could have a material adverse effect on our business, operations and financial condition.
Our efforts to develop products, expand in targeted markets or modify our business and strategic plans may not be successful and may create enhanced risks.
Any new business initiatives involving the development of new products or expanding existing products in new or historically targeted markets may involve substantial capital and operating expenditures, which may negatively impact our results of operations and shareholders' equity. In addition, the demand for new products or in new markets may not meet our expectations. To the extent we are able to market new products or expand in new markets, our risk exposures may change and the data and models we use to manage such exposures may not be as sophisticated as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of expectations. As part of our ongoing efforts to continually improve our performance, we regularly evaluate our business plans and strategies, which may result in changes to our business plans and initiatives, some of which may be material. We are subject to increasing risks related to our ability to successfully implement our evolving plans and strategies. Changing plans and strategies requires significant management of time and effort, and may divert management’s attention from our core operations and competencies, and our efforts to improve the Company's capital position and solvency. Moreover, modifications we undertake to our operations may not immediately result in improved financial performance. Therefore, risks associated with implementing or changing our business strategies and initiatives, including risks related to developing or enhancing the operations, controls and other infrastructure required for these strategies and initiatives, may not have a positive impact on our publicly reported results until many years after implementation. The risk that we may fail to have the ability to carry out our business plans may have an adverse effect on our long-term results of operations and financial condition.
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
We may be required to accelerate the amortization of deferred acquisition costs or establish premium deficiency reserves.
Deferred acquisition costs represent incremental direct costs related to the successful acquisition of new or renewal insurance contracts. The balances of such costs are capitalized as an asset and amortized into income over the expected lives of the underlying insurance contracts. On an ongoing basis, we test these assets recorded on our balance sheet to determine whether the amounts are recoverable under current assumptions. To date, we have concluded that no such premium deficiency exists. If facts and circumstances change, these tests and reviews could lead to the establishment of a premium deficiency reserve which would require a write down in the carried value of our deferred acquisition costs. Such results could have an adverse effect on the results of our operations and our financial condition.
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
We use our own proprietary models to provide us with pricing and objective risk assessment relating to risks in our reinsurance portfolio and catastrophe risks in our reinsurance portfolio. These models help us control risk accumulation, inform management and other stakeholders of capital requirements and to improve the risk/return profile or minimize the amount of capital required to cover the risks in each reinsurance contract in our overall portfolio of reinsurance contracts. However, given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address the emergence of a variety of matters which might be deemed to impact certain of our coverages. Accordingly, these models may understate the exposures we are assuming and our financial results may be adversely impacted, perhaps significantly.
Our business model is different than other Bermuda reinsurers.
Unlike many other publicly traded Bermuda reinsurance companies, we do not write property catastrophe reinsurance, nor do we maintain substantial primary insurance operations. As a result, you may not be able to compare our business’s performance or prospects to other Bermuda-domiciled publicly traded reinsurers, who have different strategies and balance sheet structures than we do.
The occurrence of severe catastrophic events may have a material adverse effect on our financial results.
Although our business strategy generally precludes us from writing significant amounts of catastrophe exposed business in our reinsurance segment, most property reinsurance contains some exposure to catastrophic loss. We use contract provisions such as occurrence caps and inuring excess to manage exposure to natural catastrophes.
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
We seek to limit loss exposure through loss limitation provisions in policies we write, such as limitations on the amount of losses that can be claimed under a policy, limitations or exclusions from coverage and provisions relating to choice of forum, which are intended to assure that our policies are legally interpreted as intended. There can be no assurance that these contractual provisions will be enforceable in the manner expected or that disputes relating to coverage will be resolved in our favor. If the loss limitation provisions in the policies are not enforceable or disputes arise concerning the application of such provisions, the losses we incur could be materially higher than expected and our financial condition and results of operations could be adversely affected.
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
Our business is subject to risks related to litigation. Losses from legal and regulatory actions may have a material adverse effect on our reputation, operating results, cash flows, financial condition and prospects.
We may from time to time be subject to litigation or other legal or regulatory actions in the ordinary course of business relating to our current and past business operations, including, but not limited to, disputes over coverage or claims adjudication, including claims alleging that we have acted in bad faith in the administration of claims by our policyholders, disputes with our agents, producers and termination of contracts and related claims and disputes with former employees. We also cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on our business.
We also may be subject to litigation from security holders due to the diminution in value of our securities as a result of our operating results and financial condition. Defending against these actions may require us to utilize significant resources in our defense as well as result in a significant amount of time by our senior management.
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
Failure of our information technology systems could disrupt our business and adversely impact our profitability.
We believe our modeling, underwriting and information technology and application systems are critical to our business and reputation. We have licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable service providers, or that our technology or applications will continue to operate as intended. In addition, we cannot be certain that we would be able to replace these service providers or consultants without slowing our underwriting response time. A major defect or failure in our internal controls or information technology and application systems could result in management distraction, harm to our reputation, a loss or delay of revenues or increased expense.
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
Our Agency Mortgage-backed securities ("MBS") constitute 35.7% of our fixed maturity investments at December 31, 2018.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at lower market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, economic conditions may curtail prepayment activity on the underlying mortgages if refinancing is difficult, thus limiting prepayments on the MBS portfolio. In the event that these conditions persist and result in a prolonged period of economic uncertainty, our results of operations, our financial condition and/or liquidity, and our prospects could be materially and adversely affected.
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
Liquidity, Capital Resources and Investments
We may not have sufficient unrestricted liquidity to meet our obligations.
Maiden Bermuda uses trust accounts, loan to related party, funds held and letters of credit to meet collateral requirements. Consequently, cash and cash equivalents and investments are pledged in favor of ceding companies in order to comply with relevant insurance regulations or contractual requirements. At December 31, 2018, restricted cash and cash equivalents and fixed maturity investments used as collateral were $4.0 billion and represents 91.9% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and cash equivalents) at that date.
Based on our current estimate of 2019 financial results, we believe we have sufficient liquidity to meet and fulfill our obligations including payments due under our 2013 Senior Notes and 2016 Senior Notes. However, should operating results deteriorate, or should additional collateral be required under our contractual arrangements with reinsureds prior to the receipt of recoveries under reinsurance agreements we have entered into, we cannot assure that we will maintain sufficient unrestricted liquidity to meet those obligations.
We may require additional capital in the future, which may not be available on favorable terms or at all.
Our future capital requirements will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. We also may not be able to grow significantly without additional capital. Our future business needs are uncertain and we may need to raise additional funds to further capitalize Maiden Bermuda or our IIS business. We anticipate that any such additional funds would be raised through equity, debt, hybrid financings or entering into reinsurance agreements. While we currently have no commitment from any lender with respect to a credit facility or a loan facility, we may enter into an unsecured revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity, debt or hybrid financing, if available at all, may be on terms that are not favorable to us. If we are able to raise capital through equity financings, the interest of shareholders in our Company would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common shares.
We no longer have an S&P rating and have recently withdrawn our A.M. Best rating. The absence of credit ratings on our outstanding securities could impact our ability to obtain additional debt or hybrid capital at reasonable terms or at all. Credit ratings are an opinion by third parties of our financial strength and ability to meet ongoing obligations to our future policyholders.  The lack of a credit rating may make it difficult for investors to evaluate an investment in our securities and for us to raise additional capital in the future on acceptable terms or at all. Similarly, our access to funds may be impaired if regulatory authorities take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
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
We do not anticipate paying any cash dividends on our common stock for the foreseeable future and there can be no assurance that dividends on the preference shares will resume in the near future.
We currently intend to retain our future earnings, if any, to strengthen our regulatory capital and solvency ratios, improve our liquidity and working capital and for other general corporate purposes. The insurance laws and regulations of our insurance subsidiaries generally contain restrictions on the ability to pay dividends or distributions to the Company, which may restrict our ability to pay dividends on common or preferred shares. We have voluntarily undertaken with the BMA not to make any capital distribution of any kind out of any Bermuda entity. Any future determination to pay dividends on our common stock will be at the discretion of our Board, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board considers relevant.
Maiden Holdings has issued $630.0 million in Preference Shares since 2012, of which $465.0 million are outstanding at December 31, 2018, the dividends of which are required to be paid before common shareholders are eligible for dividend payments. Holders of our Preference Shares may receive dividends on a non-cumulative basis. Our Board did not declare dividends on the Preference Shares for the December 1, 2018 and March 1, 2019 dividend dates and there can be no assurance that the authorization and declaration of dividends on the Preference Shares will resume in the near future.
Our failure to comply with restrictive covenants contained in the documents governing our Senior Notes or any future credit facility could trigger prepayment obligations, which could adversely affect our business, financial condition and results of operations.
The indentures governing our Senior Notes contain covenants that impose restrictions on us and certain of our subsidiaries with respect to, among other things, the incurrence of liens and the disposition of capital stock of these subsidiaries. In addition, any future credit facility may require us and/or certain of our subsidiaries to comply with certain covenants, which may include the maintenance of a minimum consolidated net tangible worth and restrictions on the payment of dividends. Our failure to comply with these covenants could result in an event of default under the indentures or any future credit facility, which, if not cured or waived, could result in us being required to repay the notes or any amounts outstanding under such credit facility prior to maturity. We believe we are in compliance with all of the covenants in the Indentures governing the Senior Notes. However, our business, financial condition and results of operations could be adversely affected if we were found to be in default of these covenants.
For more details on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations" included under Item 7 and "Notes to Consolidated Financial Statements - Note 11. Long-Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
A significant amount of our invested assets are subject to changes in interest rates and market volatility. If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.
Investment income is an important component of our net income. At December 31, 2018, total investments of $4.1 billion represented 92.5% of our total cash and investments, of which $23.7 million or 0.5% were in other investments, a combination of investments in limited partnerships and equity investments. As a result of market conditions prevailing at a particular time, the allocation of our portfolio to various asset types may vary. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. As we currently classify 75.0% of our fixed maturity investments as AFS, changes in the market value of our securities are reflected in shareholders’ equity. The remainder of our fixed maturity investments are held-to-maturity ("HTM") and carried at amortized cost.
Our Board has established our investment policies and our executive management is implementing our investment strategy with the assistance of our investment managers. Although these guidelines stress diversification and capital preservation, our investment results will be subject to a variety of risks, including risks related to changes in the business, financial condition or results of operations of the entities in which we invest, as well as changes in general economic conditions and overall market conditions, interest rate fluctuations and market volatility. Given our reliance on external investment managers, we are also exposed to operational risks, which may include, but are not limited to, a failure of these managers to follow our investment policy guidelines, a failure to maintain proper internal controls, technological and staffing deficiencies and inadequate disaster recovery plans.
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
Interest rates are highly sensitive to many factors, including governmental monetary policies, inflation, domestic and international economic and political conditions and other factors beyond our control. In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At December 31, 2018 and 2017, these respective durations in years were as follows:

For the Year Ended December 31,	2018	2017
Fixed maturities and cash and cash equivalents	4.2	4.4
Reserve for loss and LAE	4.5	3.6
The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, asset allocations and prepayment speeds in the case of Agency MBS.
We believe we have historically mitigated our exposure to liquidity risk through prudent duration management and strong operating cash flow. Our business has undergone significant changes in the last year. As previously noted, the Strategic Review has resulted in a series of transactions that have transformed our operations and materially reduced the risk on our balance sheet. As a result of the transactions entered into from the Strategic Review, the Company's gross and net premiums written will be materially lower in 2019 and investment income will become a significantly larger portion of our revenues. We believe this will significantly reduce our operating cash flow.
However, we generally expect negative operating cash flows to be met or exceeded by positive investing cash flows. Overall, we expect our cash flows, together with our existing capital base and unrestricted cash and investments to be sufficient to meet cash requirements and to operate our business. The reinsurance transaction we entered into with Enstar in 2019 will shorten the duration of our liabilities which in turn may require us to adjust the duration of our fixed maturities which could lower our investment income. We also have very limited property catastrophe exposures which could cause an immediate need for cash. However, if we do not structure our investment portfolio so that it is appropriately matched with our reinsurance liabilities or our operating cash flow declines, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. For this or any of the other reasons discussed above, investment losses could significantly decrease our asset base, which would adversely affect our ability to conduct business. Any significant decline in our investment income would adversely affect our business, financial condition and results of operations.
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
Maiden Bermuda is not licensed, approved or accredited as a reinsurer anywhere else except Mexico (approved until December 31, 2019), and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid ceded liabilities, including when our obligations to these ceding companies exceed negotiated amounts, in a form acceptable to state insurance commissioners. Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld. The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company. Since we may be required to provide collateral based on the ceding company's estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company. It is also unclear what, if any, the impact would be in the event of the liquidation of a ceding company with which we have a collateral arrangement. If these facilities are unavailable, not sufficient or if we are unable to arrange for other types of security on commercially acceptable terms, Maiden Bermuda’s ability to provide reinsurance to clients may be severely limited. At December 31, 2018, 93.4% of the collateral provided by Maiden Bermuda was in the form of trusts.
We may be adversely impacted by inflation.
Our operations, like those of other property and casualty insurers and reinsurers, are susceptible to the effects of inflation because premiums are established before the ultimate amounts of loss and LAE are known. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and essentially result in our underpricing the risks we insure and reinsure. Our reserve for loss and LAE includes assumptions about future payments for settlement of claims and claims handling expenses, such as the value of replacing property and associated labor costs for the property business we write, the value of medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified, which may have a material adverse effect on our financial condition or results of operations.
A decrease in the fair value of our subsidiaries may result in future impairments.
The determination of impairments taken on our investments and loans varies by type of asset and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future, which could materially impact our financial position or results of operations. Historical trends may not be indicative of future impairments.

Regulation
Our regulatory capital position has significantly declined as a result of higher adverse prior year loss development leading to significant operating losses and higher regulatory scrutiny. If we are unable to adequately improve our capital position, it could lead to regulatory restrictions and even higher scrutiny.
We previously reported a breach of the ECR in our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018. We took actions disclosed in our Current Reports on Form 8-K filed with the SEC on January 30, 2019 and March 4, 2019 to cure the ECR breach; however, there can be no assurance that additional actions that we may take to improve our capital position will be adequate or satisfactory to our regulators, the BMA, which may have a material adverse effect on our business. There can also be no assurance that our ongoing discussions with the BMA regarding the formulation of our longer term business plan, which requires the approval of the BMA for any new reinsurance business, will result in the required approval being granted.
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
Maiden Bermuda is licensed as a Bermuda insurance company and is subject to regulation and supervision in Bermuda. The applicable Bermuda statutes and regulations generally are designed to protect insureds and ceding insurance companies, not our shareholders. Nevertheless, we expect that any gross premiums written by Maiden Bermuda will be derived from reinsurance contracts entered into with entities mostly domiciled in the U.S. and Europe. Inquiries into or challenges to the insurance activities of Maiden Bermuda may still be raised by U.S. or European insurance regulators in the future.
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
Solvency II was adopted by the European Parliament in April 2009. The EU’s executive body, the European Commission ("EC") approved implementation of Solvency II with an effective start date of January 1, 2016. Solvency II is a principles-based regulatory regime which seeks to promote financial stability, enhance transparency and facilitate harmonization among insurance and reinsurance companies within the EU. Solvency II employs a risk-based approach to setting capital requirements for insurers and reinsurers. The Solvency II directive proposes that EU and non-EU reinsurers shall be treated in the same way provided that the non-EU jurisdiction is found to have a regulatory regime "equivalent" to that of Solvency II. Our reinsurance subsidiaries are headquartered in non-EU countries. If the regulatory regimes of such countries are found not to be equivalent to that of Solvency II and if our reinsurance subsidiaries fall below a certain minimum credit rating, then cedants in the EU may be prevented from recognizing the reinsurance provided to them by our reinsurance subsidiaries for the purpose of meeting their capital requirements or we may be required to provide additional collateral for our obligations to EU insurers. On November 26, 2015, the EC assessed the regulatory regime in Bermuda as being fully equivalent to Solvency II which was subsequently confirmed following a three month review period by the EC.
United States
In the U.S., licensed reinsurers are highly regulated and must comply with financial supervision standards comparable to those governing primary insurers. For additional discussion of the regulatory requirements to which Maiden Holdings, as a holding company, and its subsidiaries are subject, see Item 1 "Business — Regulatory Matters" in this Annual Report on Form 10-K. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could materially adversely affect our financial condition and results of operations. In addition, these statutes and regulations may, in effect, restrict the ability of our subsidiaries to write new business or, as indicated below, distribute funds to Maiden Holdings. In recent years, some U.S. state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Moreover, the NAIC and state insurance regulators regularly re-examine existing laws and regulations and interpretations of existing laws and develop new laws. The new interpretations or laws may be more restrictive or may result in higher costs to us than current statutory requirements.
In addition, the federal government has undertaken initiatives, including the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), in several areas that may impact the reinsurance industry, including tort reform, corporate governance and the taxation of reinsurance companies. Dodd-Frank became effective on July 21, 2011. In addition to introducing sweeping reform of the U.S. financial services industry, Dodd-Frank has changed the regulation of reinsurance in the U.S. Dodd-Frank prohibits a state from denying credit for reinsurance if the state of domicile of the insurer purchasing the reinsurance recognizes credit for reinsurance. At present, it appears the changes specific to reinsurance in Dodd-Frank will not have a material adverse effect for non-U.S. reinsurers such as us, however, there is still significant uncertainty as to how these and other provisions of Dodd-Frank will be implemented in practice.
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
Legislation enacted in Bermuda in response to the European Union’s review of harmful tax competition could adversely affect our operations.
During 2017, the EU Economic and Financial Affairs Council (“ECOFIN”) released a list of non-cooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. Bermuda was not on the list of non-cooperative jurisdictions, but did feature in the report (along with approximately 40 other jurisdictions) as having committed to address concerns relating to economic substance by December 31, 2018. In accordance with that commitment, Bermuda has enacted legislation that requires certain entities in Bermuda engaged in “relevant activities” to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. The list of “relevant activities” includes carrying on as a business in any one or more of: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda.
Corporate Governance and Risks Related to an Investment in our Securities
Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments.
Maiden Holdings is a holding company. As a result, we do not have, and will not have, any significant operations or assets other than our ownership of the shares of our subsidiaries. We expect that dividends and other permitted distributions from Maiden Bermuda, Maiden Global (and its subsidiaries), Maiden LF, Maiden GF and Maiden NA (and its subsidiaries) will be our sole source of funds to pay dividends to common and preference shareholders and meet ongoing cash requirements, including debt service payments, if any, and other expenses. The inability of our subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business, financial condition and results of operations. We are also subject to Bermuda regulatory constraints that affect our ability to pay dividends on our shares and make other payments. Under the Bermuda Companies Act, we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds for believing that we are, or would after the payment be, able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than our liabilities. We have voluntarily undertaken with the BMA not to make any capital distribution of any kind out of any Bermuda entity. Additionally, as part of our effort to improve our capital ratios and adequacy, we have voluntarily undertaken with the BMA to not make any capital distributions or voluntarily redeem the 2013 Senior Notes without its prior written approval.
The timing and amount of any cash dividends on our common and preference shares are at the discretion of the Board and will depend upon result of operations and cash flows, our financial position and capital requirements, and any other factors that our Board deems relevant. Our Board did not declare dividends on the Preference Shares for the December 1, 2018 and March 1, 2019 dividend dates and there can be no assurance that the authorization and declaration of dividends on the Preference Shares will resume in the near future.
Our common stock may be at risk for delisting from the NASDAQ Global Select Market in the future. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease.
Our common stock is currently listed on the NASDAQ Global Select Market ("NASDAQ"). NASDAQ has minimum requirements that a company must meet in order to remain listed on NASDAQ. These requirements include maintaining a minimum closing bid price of $1.00 per share. Recently, the closing prices of our common stock has been below $1.00 per share, and there can be no assurance that we will continue to meet this, or any other, requirement in the future, and, if we do not, it is possible that NASDAQ may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease further.
In addition, if delisted, we would no longer be subject to NASDAQ rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards. Our failure to be listed on NASDAQ or another established securities market would have a material adverse effect on the value of your investment in us.
The Preference Shares are equity and are subordinate to our existing and future indebtedness and other liabilities.
The Preference Shares are equity interests and do not constitute indebtedness. As such, the Preference Shares will rank junior to all of our indebtedness and other non-equity claims of our creditors with respect to assets available to satisfy the claims during liquidation. At December 31, 2018, our total consolidated debt, net of issuance cost was $254.7 million and our total consolidated liabilities were $4.7 billion. We may incur additional debt and liabilities in the future. Our existing and future indebtedness may restrict payments of dividends on the Preference Shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preference shares, dividends are payable only if declared by our Board (or a duly authorized committee of the Board).
We have risks related to the Company’s Senior Notes.
Maiden NA issued the 2013 Senior Notes in the principal amount of $152.5 million, all of which is currently outstanding and is subject to a guarantee by Maiden Holdings. Maiden Holdings has issued the 2016 Senior Notes in the principal amount of $110.0 million, all of which is currently outstanding (the 2016 Senior Notes collectively with the 2013 Senior Notes, the "Senior Notes"). If we are unable to maintain a level of cash flows from operating and investment activities, our ability to pay our obligations on our Senior Notes could be adversely affected.
We may also incur additional indebtedness in the future. The level of debt outstanding could adversely affect our financial flexibility. Our indebtedness could have adverse consequences, including:

•	limiting our ability to pay dividends to our common and preference shareholders;

•	limiting our subsidiaries’ ability to pay dividends;

•	increasing our vulnerability to changing economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•	limiting our ability to borrow additional funds;

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
The interests of our significant shareholders may not be fully aligned with our interests, and this may lead to a strategy that is not in our best interest. Although they do not have any voting agreements or arrangements, our Founding Shareholders could exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Maiden Holdings, which may reduce the market price of our common shares.
Dividends on the Series A, Series C and Series D Preference Shares are non-cumulative.
Dividends on the Series A, Series C and Series D Preference Shares are non-cumulative and payable only out of lawfully available funds of the Company under Bermuda law. Consequently, if our Board (or a duly authorized committee of the Board) does not authorize and declare a dividend for any dividend period with respect to the Series A, Series C and Series D Preference Shares, holders of the Series A, Series C and Series D Preference Shares would not be entitled to receive any such dividend, and such unpaid dividend will not accumulate and will never be payable. We will have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if the Board (or a duly authorized committee of the Board) has not declared such dividend before the related dividend payment date. If dividends on the Series A, Series C and Series D Preference Shares are authorized and declared with respect to any subsequent dividend period, we will be free to pay dividends on any other series of preference shares and/or our common shares.
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
Our Board did not declare dividends on the Preference Shares for the December 1, 2018 and March 1, 2019 dividend dates and there can be no assurance that the authorization and declaration of dividends on the Preference Shares will resume in the near future.
Voting Rights for Shareholders of Series A, Series C and Series D Preference Shares may be invoked.
Currently, the holders of the Series A, Series C and Series D Preference Shares have no voting rights. Whenever dividends on any Series A, Series C and Series D Preference Shares have not been declared and paid for the equivalent of six or more dividend periods, whether or not for consecutive dividend periods (a “nonpayment event”), the holders of the Series A, Series C and Series D Preference Shares will be entitled to vote for the election of a total of two additional members of the Board of Maiden Holdings (the “preference shares directors”), provided that the election of any such directors shall not cause us to violate the corporate governance requirement of any exchange, on which our securities may be listed or quoted, that listed or quoted companies must have a majority of independent directors. In that event, the new directors shall be elected at a special meeting called at the request of the holders of record of at least 20% of the aggregate voting power of the Series A, Series C and Series D Preference Shares (unless such request is received less than 90 days before the date fixed for the next annual or special meeting of the shareholders of Maiden Holdings, in which event such election shall be held at such next annual or special meeting of shareholders, and at each subsequent annual meeting.
Our Board did not authorize or declare a dividend for the most recent dividend periods December 1, 2018 and March 1, 2019 with respect to the Series A, Series C and Series D Preference Shares. Therefore, the voting rights discussed above may be invoked if our Board does not authorize any such dividends with respect to Preference Shares for four additional dividend periods, whether or not for consecutive dividend periods. There can be no assurance as to the impact on the Company's operations should the election of such additional board members occur.
Our revenues and results of operations may fluctuate as a result of factors beyond our control, which may cause the price of our shares to be volatile.
The revenues and results of operations of reinsurance companies historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment that affect returns on invested assets;

•	changes in the frequency or severity of claims;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;

•	price competition;

•	inadequate loss and LAE reserves;

•	cyclical nature of the property and casualty insurance market; and

•	negative developments in the specialty property and casualty reinsurance sectors in which we operate.
These factors may cause the price of the Company's shares to be volatile.
The market price for our ordinary shares has been and may continue to be highly volatile, and if there is a further sustained decline in our share price there could be limited liquidity for our ordinary shares.
The market price for our ordinary shares has fluctuated significantly. Future sales of our common shares by our shareholders or us, or the perception that such sales may occur, could adversely affect the market price of our common shares. As of March 8, 2019, 82,957,895 common shares were outstanding. In addition, we have reserved 10,000,000 common shares for issuance under our Amended and Restated 2007 Share Incentive Plan. As of March 8, 2019, the total options outstanding was 552,749 and the total restricted shares outstanding was 303,058. Sales of substantial amounts of our shares, or the perception that such sales could occur, could adversely affect the prevailing price of the shares and may make it more difficult for us to sell our equity securities in the future, or for shareholders to sell their shares, at a time and price that they deem appropriate.
Provisions in our bye-laws may reduce or increase the voting rights of our shares.
In general, and except as provided under our bye-laws and as provided below, the common shareholders have one vote for each common share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, if, and so long as, the shares of a shareholder are treated as "controlled shares" (as determined pursuant to Sections 957 and 958 of the Internal Revenue Code of 1986, as amended (the "IRS Code")) of any U.S. Person (as that term is defined in the risk factors under the section captioned "Taxation" within this Item on page 35 that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares owned by such U.S. Person will be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our Board may limit a shareholder’s voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to us, to any of our subsidiaries or any direct or indirect shareholder or its affiliates. "Controlled shares" include, among other things, all shares that a U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the IRS Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among our other shareholders whose shares were not "controlled shares" of the 9.5% U.S. Shareholder so long as such reallocation does not cause any person to become a 9.5% U.S. Shareholder.
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
Examples of provisions in our bye-laws that could have such an effect include the following:

•	our Board may reduce the total voting power of any shareholder to avoid adverse tax, legal or regulatory consequences to us or any direct or indirect holder of our shares or its affiliates; and

•
our Board may, in their discretion, decline to record the transfer of any common shares on our share register, if they are not satisfied that all required regulatory approvals for such transfer have been obtained or if they determine such transfer may result in a non-de minimis adverse tax, legal or regulatory consequence to us or any direct or indirect holder of shares or its affiliates.

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
Interested Directors. Bermuda law provides that if a director has a personal interest in a transaction to which the company is also a party and if the director discloses the nature of this personal interest at the first opportunity, either at a meeting of directors or in writing to the directors, then the company will not be able to declare the transaction void solely due to the existence of that personal interest and the director will not be liable to the company for any profit realized from the transaction. In addition, Bermuda law and our bye-laws provide that, after a director has made the declaration of interest referred to above, he is allowed to be counted for purposes of determining whether a quorum is present and to vote on a transaction in which he has an interest, unless disqualified from doing so by the chairman of the relevant board meeting. Under Delaware law, such transaction would not be voidable if:

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
Mergers and Similar Arrangements. The amalgamation or merger of a Bermuda company with another company or corporation (other than certain affiliated companies) requires the amalgamation agreement to be approved by the company’s board of directors and by its shareholders. Under our bye-laws, we may, with the approval of a majority of votes cast at a general meeting of our shareholders at which a quorum is present, amalgamate or merge with another Bermuda company or with a body incorporated outside Bermuda. In the case of an amalgamation or merger, a shareholder that did not vote in favour of the amalgamation or merger may apply to a Bermuda court for a proper valuation of such shareholder’s shares if such shareholder is not satisfied that fair value has been paid for such shares. Under Delaware law, with certain exceptions, a merger, consolidation or sale of all or substantially all the assets of a corporation must be approved by the board of directors and a majority of the outstanding shares entitled to vote thereon. Under Delaware law, a shareholder of a corporation participating in certain major corporate transactions may, under certain circumstances, be entitled to appraisal rights pursuant to which such shareholder may receive cash in the amount of the fair value of the shares held by such shareholder (as determined by a court) in lieu of the consideration such shareholder would otherwise receive in the transaction.
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
Indemnification of Directors. We may indemnify our directors or officers in their capacity as directors or officers of any loss arising or liability attaching to them by virtue of any rule of law in respect of any negligence, default, breach of duty or breach of trust of which a director or officer may be guilty in relation to the company other than in respect of his or her own fraud or dishonesty. Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if such director or officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his or her conduct was unlawful. In addition, we have entered into indemnification agreements with our directors and officers.
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
Relationship with AmTrust
Termination of the Quota Share Agreements with AmTrust is expected to result in a significant reduction in our future revenues and create significant uncertainty for sources of future liquidity.
Effective January 1, 2019, we, through our subsidiary Maiden Bermuda, amended the AmTrust Quota Share that is currently in-force and set to expire on June 30, 2019.  The amendment provided for the cut-off of the ongoing and unearned premium of AmTrust’s Small Commercial Business, comprising workers’ compensation, general liability, umbrella liability, professional liability (including cyber liability) insurance coverages, and U.S. Specialty Risk and Extended Warranty ("Terminated Business") as of December 31, 2018.  The amendment resulted in Maiden Bermuda returning approximately $716.1 million in unearned premium to AII, which nets to approximately $480.0 million after consideration of ceding commission and brokerage. On or before May 30, 2019, Maiden Bermuda shall report to AII the actual unearned premium applicable to the Terminated Business as of December 31, 2018. In the event that actual unearned premium exceeds the estimated unearned premium, Maiden Bermuda shall return assets to AII in an amount equal to the difference by transfer of certain assets held in trust. In the event that the estimated unearned premium exceeds the actual unearned premium, AII shall return the difference to Maiden Bermuda by designating assets in an amount equal to the difference as collateral.
On January 30, 2019, we, through our subsidiary Maiden Bermuda, and AmTrust, through its subsidiaries AII, AEL and AIU DAC, agreed to terminate on a run-off basis (i) the AmTrust Quota Share between Maiden Bermuda and AII, originally entered into on July 1, 2007 by which AII retrocedes to Maiden Bermuda certain lines of business assumed by AII from certain of AmTrust’s U.S., Irish and U.K. insurance company subsidiaries; and (ii) the European Hospital Liabilty Quota Share among Maiden Bermuda, AEL and AIU DAC, originally entered into on April 1, 2011, by which AEL cedes 20% and AIU DAC cedes 40% to Maiden Bermuda of AmTrust’s European medical liability business. Each termination was effective as of January 1, 2019.
This will result in a significant reduction in revenues for the foreseeable future and our financial condition could be adversely affected. As a result of this loss of revenue, we will need to rely on unrestricted cash from operations and our returns on investments to fund our operations, maintain liquidity and meet our financial obligations and capital allocation priorities. While we believe we have sufficient sources to meet these obligations, deterioration in our results of operations or other adverse financial events could impact our ability to continue meeting these obligations.

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
We entered into a quota share agreement with AII, which reinsures AmTrust’s insurance company subsidiaries, and a Master Agreement with AmTrust, pursuant to which Maiden Bermuda entered into the quota share agreement. Because (i) Leah Karfunkel (wife of Michael Karfunkel), George Karfunkel and Barry Zyskind (the Company's non-executive chairman) collectively own or control approximately 53.9% of the outstanding common shares of Evergreen Parent GP, LLC, the ultimate parent of AmTrust, (ii) our Founding Shareholders sponsored our formation, and (iii) based on each individual's most recent public filing as of December 31, 2018, Leah Karfunkel owns or controls approximately 8.2% of the outstanding shares of the Company and Barry Zyskind owns or controls approximately 7.7% of the outstanding shares of the Company, we may be deemed to be an affiliate of AmTrust. George Karfunkel now owns or controls less than 5.0% of the outstanding shares of the Company based on his most recent public filings. Due to our close business relationship with AmTrust, we may be presented with situations involving conflicts of interest with respect to the agreements and other arrangements we will enter into with AmTrust and its subsidiaries, exposing us to possible claims that we have not acted in the best interest of our shareholders. The arrangements between us and AmTrust were modified after they were originally entered into and there could be future modifications.
Our non-executive Chairman of the Board currently holds the positions of President, Chief Executive Officer and Chairman of AmTrust. These dual positions may present, and make us vulnerable to, difficult conflicts of interest and related legal challenges.
Barry Zyskind, our non-executive Chairman of the Board, is the President, Chief Executive Officer and Chairman of the Board of AmTrust and, as such, he does not serve our Company on a full-time basis. Mr. Zyskind is expected to continue in both of his positions for the foreseeable future. Conflicts of interest could arise with respect to business opportunities that could be advantageous to AmTrust or its subsidiaries, on the one hand, and us or our subsidiary, on the other hand. In addition, potential conflicts of interest may arise should the interests of the Company and AmTrust diverge. However, the Audit Committee of our Board, which consists entirely of independent directors, does review and approve all related party transactions.
Collateral has been provided to AmTrust, AII and AEL in the form of trusts, funds withheld, letters of credit and a loan.
As a result of our use of trust accounts, funds withheld, letters of credit and a loan, a substantial portion of our assets will not be available to us for other uses, which could reduce our financial flexibility and could impact our ability to fulfill our obligations in certain circumstances. If further collateral is required to be provided to any other AmTrust subsidiaries under applicable law or regulatory requirements, Maiden Bermuda will provide collateral to the extent required. At December 31, 2018, $4.1 billion was provided as collateral to AmTrust, AII and AEL in the form of trusts, letters of credit and a loan.
In January 2019, as part of the amendment to the AmTrust Quota Share noted above, the Company transferred cash and investments totaling $575.0 million to AmTrust from existing trust accounts used for collateral on the AmTrust Quota Share to a Funds Withheld arrangement, which is permitted collateral under the AmTrust Quota Share. The amended agreement specifies an annual interest rate of 3.5% on Funds Withheld and is subject to annual adjustment under criteria established in the amendment. The interest credited shall be calculated based on the average daily withheld funds balance for the subject calendar quarter.
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

We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our financial condition and results of operations. At December 31, 2018, no such hedges or hedging strategies were in force or had been entered into.
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
For the year ended December 31, 2018 and as at December 31, 2018, 10.2% of our net premiums written and 15.2% of our reserve for loss and LAE is euro denominated, respectively. At December 31, 2018 our fixed income portfolio contains $284.4 million of euro-denominated corporate bonds, which constitutes 7.0% of the fixed income portfolio. We hold no sovereign bonds of Greece, Ireland, Italy, Portugal or Spain.
Employee Issues
We are dependent on our key executives. We may not be able to attract and retain key employees or successfully integrate our new management team to fully implement our newly formulated business strategy.
Our success depends largely on our senior management, which includes, among others, Lawrence F. Metz, our President and Chief Executive Officer ("CEO"), Patrick J. Haveron, our Executive Vice President, Chief Financial Officer ("CFO"), Chief Operating Officer ("COO"), and President of Maiden Bermuda. We have entered into employment agreements with each of these executive officers.
In addition to the officers listed above, we require key staff with actuarial, legal, reinsurance, accounting and administrative skills. As a result of the Strategic Review, we have a significantly smaller staff and given our current business circumstances, it may be difficult for us to retain staff and recruit competent new executives and staff. Our inability to attract and retain additional personnel or the loss of the services of any of our senior executives or key employees could delay or prevent us from fully implementing our business strategy and could significantly and negatively affect our business.
Our employee attrition recently has been high and may affect our ability to adequately manage our business.
We have sold Maiden US as well as terminated and sold certain lines of business.  In connection with those transactions, a number of our employees have departed and we have recently hired new senior executives to replace certain of these employees.  Our attrition due to these dispositions has been high and may affect our ability to manage our business as we train these new employees and integrate them into our company.
Our business in Bermuda could be adversely affected by Bermuda employment restrictions.
Currently, we employ eleven non-Bermudians in our Bermuda office including our President and CEO, our CFO, COO and Maiden Bermuda's President. We may hire additional non-Bermudians as our business grows. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent residents’ certificates and holders of working residents’ certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a permanent resident’s or working resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. Work permits are issued with expiry dates that range from one, three, five, six or, in certain circumstances for key executives, ten years. We may not be able to use the services of one or more of our non-Bermudian employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business, financial condition and results of operations.
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
In 2018, reinsurance of U.S. workers’ compensation insurance was 48.3% of total gross premiums written, which is our largest exposure to a particular line of business and written entirely in our AmTrust Reinsurance segment. Furthermore, 50.4% of our AmTrust Reinsurance segment's reserve for loss and LAE at December 31, 2018 were related to U.S. workers' compensation risks. Our AmTrust Reinsurance segment includes all business ceded by AmTrust to Maiden Bermuda, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. Both contracts in this segment have been terminated effective January 1, 2019. Negative developments in the economic, competitive or regulatory conditions affecting the U.S. workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in our larger markets were to enact legislation to increase the scope or amount of benefits for employees under U.S. workers’ compensation insurance policies without related premium increases or loss control measures, or if regulators made other changes to the regulatory system governing U.S. workers’ compensation insurance, this could negatively affect the U.S. workers’ compensation insurance industry in the affected markets.
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
The reinsurance industry is highly competitive. We compete with major U.S. and non-U.S. reinsurers, including other Bermuda-based reinsurers, on an international and regional basis. Many of these entities have significantly larger amounts of capital, higher ratings from rating agencies and more resources than us. We currently do not have a financial strength or credit rating from S&P or A.M. Best and the lack of such ratings will likely limit the opportunities we have to write new reinsurance business. Historically, periods of increased capacity levels in our industry have led to increased competition which puts pressure on reinsurance pricing.
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
We cannot assure you that Maiden Bermuda will retain its clients or write new business as we may expect. Market conditions have been competitive for an extended period of time and are expected to remain competitive for the foreseeable future, particularly as new market participants with business objectives different from ours influence the competitive environment. In addition, other companies may continue to offer reinsurance and insurance products on more competitive terms than we can provide.
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

Clients, Brokers and Financial Institutions
Our business has historically been dependent upon reinsurance brokers and other producers, including third party administrators and financial institutions, and the failure to develop or maintain these relationships could materially adversely affect our ability to market our products and services.
Our failure to further develop or maintain relationships with brokers and other producers, including third party administrators and financial institutions, from whom we expect to receive our business could have a material adverse effect on our business, financial condition and results of operations.
Our reliance on brokers subjects us to their credit risk.
In accordance with industry practice, we anticipate that we will frequently pay amounts owed on claims under our reinsurance contracts to brokers, and these brokers in turn are required to pay and will pay these amounts over to the clients that have purchased reinsurance from us. If a broker fails to make such a payment, it is highly likely that we will be liable to the client for the deficiency under local laws or contractual obligations, notwithstanding the broker’s obligation to make such payment. Likewise, when the client pays premiums for these policies to brokers for payment over to us, these premiums are considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts, whether or not we actually receive the premiums from the brokers. Consequently, we will assume a degree of credit risk associated with brokers with whom we work with respect to some of our reinsurance business.
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
The OECD has published reports and launched a global dialog among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of jurisdictions perceived by the OECD to be tax havens or offering preferential tax regimes. The OECD has not listed Bermuda as an uncooperative tax haven jurisdiction because Bermuda has committed to eliminating harmful tax practices and to embracing international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes. In addition, in 2015, the OECD published its final series of BEPS reports related to its attempt to coordinate multilateral action on international tax rules. The proposed actions include an examination of the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment. One of these reports covers “country-by-country” reporting, which calls for the provision, at a country-specific level, of information such as affiliate and non-affiliate revenues, profit or loss before tax, income taxes paid and accrued, capital, number of employees and tangible assets. It is expected that some countries, including some EU countries, would deem a failure to implement country-by-country reporting to be sufficient rationale to place another country on a “black-list”, thus potentially restricting in some way business between the two countries. Bermuda has agreed to implement country-by-country reporting in 2016 for 2017 reporting. The implementation and ongoing requirements of country-by-country reporting will require significant management, time and resources. Although we believe Bermuda’s agreement to implement country-by-country reporting has reduced the likelihood that Bermuda would appear on a “black-list”, some uncertainty remains. Any changes in the tax law of an OECD member state in response to the BEPS reports and recommendations could subject us to additional taxes.
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
The FTT proposal remains subject to negotiation between the participating EU Member States. It may, therefore, be altered prior to any implementation, the timing of which remains unclear. The introduction of FTT in this or similar form could have an adverse effect on the Company's economic performance.
We may be subject to U.S. federal income tax, which would have an adverse effect on our financial condition and results of operations and on an investment in our shares.
If either Maiden Holdings or Maiden Bermuda were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. federal income and additional branch profits taxes on the portion of its earnings that are effectively connected to such U.S. business or in the case of Maiden Bermuda, if it is entitled to benefits under the U.S. income tax treaty with Bermuda and if Maiden Bermuda were considered engaged in a trade or business in the U.S. through a permanent establishment. Maiden Bermuda could be subject to U.S. federal income tax on the portion of its earnings that are attributable to its permanent establishment in the U.S., in which case its results of operations could be materially adversely affected. Maiden Holdings and Maiden Bermuda are Bermuda companies. We intend to manage our business so that each of these companies should operate in such a manner that neither of these companies should be treated as engaged in a U.S. trade or business and, thus, should not be subject to U.S. federal taxation (other than the U.S. federal excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. federal withholding tax on certain U.S. source investment income).
However, because (i) there is considerable uncertainty as to activities which constitute being engaged in a trade or business within the U.S.; (ii) a significant portion of Maiden Bermuda’s business was reinsurance of AmTrust’s insurance subsidiaries; (iii) our non-executive Chairman of the Board is AmTrust’s President and Chief Executive Officer, and one of our directors is related to a significant shareholder of AmTrust; (iv) the family of one of our Founding Shareholders, Michael Karfunkel, controls NGHC, and (v) we have an asset management agreement with a subsidiary of AmTrust and may also have additional contractual relationships with AmTrust and its subsidiaries in the future, we cannot be certain that the IRS will not contend successfully that we are engaged in a trade or business in the U.S.
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
At December 31, 2018, we believe that either (i) the direct or indirect insureds of Maiden Bermuda (and related persons) should not directly or indirectly own 20% or more of either the voting power or value of our shares or (ii) the RPII (determined on a gross basis) of Maiden Bermuda should not equal or exceed 20% of Maiden Bermuda’s gross insurance income for the taxable year ended December 31, 2018 and we do not expect both of these thresholds to be exceeded in the foreseeable future. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We currently lease office space in Pembroke, Bermuda (our corporate headquarters), the U.S., the U.K., Germany, Ireland, Australia and Netherlands for the operation of our business. We also lease a property for employee use in Bermuda. We renew and enter into new leases in the ordinary course of business as needed. While we believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future, we may need to expand into additional facilities to accommodate future growth. To date, the cost of acquiring and maintaining our office space has not been material to us as a whole.

Item 3. Legal Proceedings.
We may become involved in various claims and legal proceedings that arise in the normal course of our business, which are not likely to have a material adverse effect on our financial position, results of operations or liquidity.
Except as noted below, we are not a party to any material legal proceedings. From time to time, we are subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against us in the ordinary course of insurance or reinsurance operations. Based on our opinion, the eventual outcome of these legal proceedings is not expected to have a material adverse effect on our financial condition or results of operations.
In April 2009, we learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistleblowing in violation of the whistleblower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged that he was terminated for raising concerns regarding corporate governance with respect to the negotiation of the terms of the Trust Preferred Securities Offering. He seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor. The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011. On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014, and the hearings concluded in November 2018. We believe that we had good and sufficient reasons for terminating Mr. Turin's employment and that the claim is without merit. We will continue to vigorously defend ourself against this claim.
A putative class action complaint was filed against Maiden Holdings, Arturo M. Raschbaum, Karen L. Schmitt, and John M. Marshaleck in the United States District Court for the District of New Jersey on February 11, 2019, alleging that Defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 (and Section 20(a) for control person liability) by making misrepresentations about the Company and its business, including the Company’s risk management and underwriting policies and practices.  Plaintiffs further claim that these misrepresentations inflated the price of Maiden Holdings' common stock, and that when the truth about the misrepresentations was revealed, the Company’s stock price fell, causing Plaintiffs to incur losses.  Maiden has not yet been served with the complaint, but believe the claims are without merit and intends to vigorously defend itself. There exist and the Company expects additional lawsuits to be filed against the Company, its subsidiaries and its respective officers due to the diminution in value of our securities as a result of our operating results and financial condition. It is currently uncertain as to the effect of such litigation on our business, operating results and financial conditions.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares began publicly trading on NASDAQ under the symbol "MHLD" on May 6, 2008. At March 8, 2019, the last reported sale price of our common share was $0.8791 per share and there were 22 holders of record of our common shares. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.
During the years ended December 31, 2018 and 2017, we declared regular quarterly dividends totaling $0.35 and $0.60 per common share, respectively. The quarterly dividend was $0.15 per common share for the first two quarters of 2018 and subsequently reduced to $0.05 per common share for the third quarter of 2018. No dividends were declared by our Board on the common shares for the fourth quarter of 2018. The future declaration and payment of dividends to holders of common shares will be at the discretion of our Board and is subject to specified legal, regulatory, financial and other restrictions. Please see "Notes to Consolidated Financial Statements - Note 16. Statutory Requirements and Dividend Restrictions" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for discussion regarding dividend restrictions on subsidiary's ability to transfer funds to Maiden Holdings.
On February 21, 2017, our Board approved the repurchase of up to $100.0 million of our common shares from time to time at market prices. During the year ended December 31, 2018, the Company repurchased a total of 205,000 common shares (2017 - 3,667,134) at an average price per share of $3.31 (2017 - $6.84) under its share repurchase authorization. At December 31, 2018, we have a remaining authorization of $74.2 million for share repurchases.In addition, during the year ended December 31, 2018, we repurchased a total of 29,801 (2017 - 38,122) shares at an average price per share of $6.52 (2017 - $15.06) from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares.
Our common stock is currently listed on NASDAQ. NASDAQ has minimum requirements that a company must meet in order to remain listed on NASDAQ. These requirements include maintaining a minimum closing bid price of $1.00 per share. Recently, the closing prices of our common stock has been below $1.00 per share, and there can be no assurance that we will continue to meet this, or any other, requirement in the future, and, if we do not, it is possible that NASDAQ may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease further.
In addition, if delisted, we would no longer be subject to NASDAQ rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards. Our failure to be listed on NASDAQ or another established securities market would have a material adverse effect on the value of your investment in us.
We did not repurchase any common shares under our share repurchase authorization during the three months ended December 31, 2018. In November 2018, we repurchased 410 common shares at an average price per share of $2.63 from an employee, which represent withholdings in respect of tax obligations on the vesting of restricted shares.
Subsequent to December 31, 2018 and through the period ended March 8, 2019, we repurchased a total of 182 shares at an average price per share of $1.48 from an employee, which represent withholdings in respect of tax obligations on the vesting of restricted shares.
See "Notes to Consolidated Financial Statements - Note 14. Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Also, please see "Notes to Consolidated Financial Statements - Note 15. Share Compensation and Pension Plans" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion about the Company's equity compensation plans.

Performance Graph
The following information is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.
The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for the S&P 500 Composite Index and NASDAQ Insurance Index for the five year period beginning December 31, 2013, assuming $100 was invested on that date and ending on December 31, 2018.
The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.
Total Return To Shareholders
(Includes Reinvestment of Dividends)
Comparison of Cumulative Total Return

200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
-
12/31/2013
12/31/2014
12/31/2015
12/30/2016
12/29/2017
12/31/2018
MHLD
NASDAQ Insurance
S&P 500

Item 6. Selected Financial Data.
The following tables set forth our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2018.
Statement of income data and balance sheet data are derived from our audited Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations except for net loss, net loss attributable to Maiden and net loss attributable to Maiden common shareholders. These historical results are not necessarily indicative of results to be expected from any future period. For further discussion of this risk, please see Item 1A. "Risk Factors" in this Annual Report on Form 10-K. You should read the following selected financial data in conjunction with the other information contained in this Annual Report on Form 10-K, including Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

For the Year Ended December 31,	2018	2017	2016	2015	2014
	($ in thousands, except per share amounts and ratios)
Summary Consolidated Statement of Income Data:(10)
Gross premiums written	$2,017,798	$2,078,091	$2,089,029	$1,965,413	$1,735,208
Net premiums written	$2,014,597	$2,037,377	$1,967,671	$1,855,050	$1,731,116
Net premiums earned	$2,026,202	$1,992,659	$1,925,588	$1,771,512	$1,512,542
Other insurance revenue	9,681	9,802	10,817	11,512	13,080
Net investment income	136,285	124,135	108,689	97,643	82,362
Net realized (losses) gains on investment	(1,529)	12,222	6,774	2,498	1,163
Net impairment losses recognized in earnings	(5,832)	—	—	(1,060)	(2,364)
Total revenues	2,164,807	2,138,818	2,051,868	1,882,105	1,606,783
Net loss and loss adjustment expenses	1,880,121	1,555,433	1,289,512	1,140,486	980,308
Commissions and other acquisition expenses	654,740	643,797	615,523	558,627	464,316
General and administrative expenses	64,940	53,004	50,254	49,414	47,167
Interest and amortization expenses	19,318	23,260	28,173	29,063	29,959
Accelerated amortization of debt discount and senior note issuance cost	—	2,809	2,345	—	28,240
Foreign exchange (gains) losses	(4,461)	14,921	(13,412)	(7,753)	(4,150)
Income tax expense (benefit)	441	(6,757)	413	(1)	(7,158)
Income (loss) attributable to noncontrolling interests	219	151	(842)	(192)	142
Total expenses	2,615,318	2,286,618	1,971,966	1,769,644	1,538,824
(Loss) income from continuing operations after noncontrolling interests, net of income tax	(450,511)	(147,800)	79,902	112,461	67,959
(Loss) income from discontinued operations, net of income tax	(94,113)	(22,096)	(30,922)	12,015	33,432
Dividends on preference shares	(25,636)	(29,156)	(33,756)	(24,337)	(24,337)
Net (loss) income attributable to Maiden common shareholders	$(570,260)	$(199,052)	$15,224	$100,139	$77,054
Per Common Share Data:
(Loss) earnings per common share ("EPS") (1):
Basic EPS from continuing operations	$(5.74)	$(2.06)	$0.60	$1.20	$0.60
Basic EPS from discontinued operations	(1.13)	(0.26)	(0.40)	0.16	0.46
Basic EPS	$(6.87)	$(2.32)	$0.20	$1.36	$1.06

Diluted(2) EPS from continuing operations	$(5.74)	$(2.06)	$0.58	$1.17	$0.59
Diluted(2) EPS from discontinued operations	(1.13)	(0.26)	(0.39)	0.14	0.45
Diluted(2) EPS	$(6.87)	$(2.32)	$0.19	$1.31	$1.04
Weighted average common shares outstanding:
Basic	83,050,362	85,678,232	77,534,860	73,478,544	72,843,782
Diluted(2)	83,050,362	85,678,232	78,686,943	85,638,235	74,117,568
Dividends declared per common share	$0.35	$0.60	$0.57	$0.53	$0.46

For the Year Ended December 31,	2018	2017	2016	2015	2014
Selected Consolidated Ratios:
Loss and LAE ratio(3)	92.3%	77.7%	66.6%	64.0%	64.3%
Commission and other acquisition expense ratio(4)	32.2%	32.2%	31.8%	31.3%	30.4%
General and administrative expense ratio(5)	3.2%	2.6%	2.6%	2.8%	3.1%
Expense ratio(6)	35.4%	34.8%	34.4%	34.1%	33.5%
Combined ratio(7)	127.7%	112.5%	101.0%	98.1%	97.8%

December 31,	2018	2017	2016	2015	2014
	($ in thousands, except per share amounts)
Summary Consolidated Balance Sheet Data:
Loan to related party	$167,975	$167,975	$167,975	$167,975	$167,975
Total assets	5,287,460	6,644,189	6,252,299	5,703,578	5,153,650
Senior notes, net	254,694	254,482	351,409	349,933	349,558
Total Maiden shareholders’ equity	554,275	1,232,174	1,360,797	1,347,821	1,240,694

Book Value:
Book value per common share(8)	$1.08	$9.25	$12.12	$11.77	$12.69
Accumulated dividends per common share	4.27	3.92	3.32	2.75	2.22
Book value per common share plus accumulated dividends	$5.35	$13.17	$15.44	$14.52	$14.91
Change in book value per common share plus accumulated dividends	(59.4)%	(14.7)%	6.3%	(2.6)%	15.6%
Diluted book value per common share(9)	$1.08	$9.18	$12.00	$11.61	$12.47

(1)
Please refer to "Notes to Consolidated Financial Statements - Note 13. Earnings per Common Share" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for the calculation of basic and diluted (loss) earnings per common share.

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

(9)
Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive share based awards). The Mandatory Convertible Preference Shares - Series B, which were converted into common shares on September 15, 2016, are excluded at December 31, 2015 and 2014 as they are anti-dilutive.

(10)
As a result of the recent disposition of our U.S. treaty reinsurance operations, these operations are now classified as discontinued operations, and all amounts presented in the Summary of Consolidated Statement of Income Data have been reclassified to relate to the our continuing operations, except for net loss, net loss attributable to Maiden and net loss attributable to Maiden common shareholders, for each of the years presented above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K and Item 1, "Business - General Overview" on page 2. Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations except for net loss, net loss attributable to Maiden and net loss attributable to Maiden common shareholders. Amounts in tables may not reconcile due to rounding differences. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties. Please see the "Special Note About Forward-Looking Statements" in this Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the "Risk Factors" set forth in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
Overview
We are a Bermuda-based holding company, formerly focused on serving the needs of regional and specialty insurers in the U.S., Europe and select other global markets. We operate internationally providing branded auto and credit life insurance products through insurer partners to retail clients in the EU and other global markets. These products also produce reinsurance programs which are underwritten by Maiden Bermuda. Certain international credit life business is written on a primary basis by Maiden LF. We are also presently running off the liabilities associated with AmTrust whose contracts we terminated in early 2019.
While we expect to continue to pursue our international reinsurance solutions written through Maiden Bermuda, as discussed in Item 1. "Business", the sale of Maiden US, the Partial Termination Amendment and the termination of both of our quota share contracts with AmTrust will materially reduce our gross and net premiums written in 2019. We have significantly reduced our operating expenses and continue to review the steps necessary to reduce these costs further commensurate with the reduction in revenues we expect to experience.
Our business consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. As a result of the strategic decision to divest all of our U.S. treaty reinsurance operations as discussed below, we have revised the composition of our reportable segments. Our Diversified Reinsurance segment now only consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. Our AmTrust Reinsurance segment includes all business ceded by AmTrust to Maiden Bermuda, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. Please refer to Item 1. "Business - Our Reportable Segments" section for further discussion on our reportable segments.
Recent Developments
In early 2018, our Board initiated the Strategic Review to evaluate ways to increase shareholder value as a result of continuing higher than targeted combined ratios and lower returns on equity than planned. This Strategic Review has resulted in a series of transactions that have transformed our operations and materially reduced the risk on our balance sheet. These transactions include:
On August 29, 2018, we entered into a Renewal Rights Agreement (“Renewal Rights”), with TransRe, pursuant to which we agreed to sell, and TransRe agreed to purchase Maiden US's rights to: (i) renew its treaty reinsurance agreements upon their expiration or cancellation, (ii) solicit renewals of and replacement coverages for the treaty reinsurance agreements and (iii) replicate and use the products and contract forms used in Maiden US’s business. The sale was consummated on August 29, 2018. We continue to earn premiums and remain liable for losses occurring subsequent to August 29, 2018 for any policies in force prior to and as of August 29, 2018, until those policies expire. The payment received for sale of the Renewal Rights was $7.5 million, subject to further increases in accordance with the agreement.
On December 27, 2018, we completed the previously announced US MTA with Enstar, pursuant to which Maiden NA sold, and Enstar purchased, all of the outstanding shares of common stock of Maiden US for gross consideration of $286.4 million, including estimated closing adjustments but subject to post-closing adjustments. The 2013 Senior Notes - 7.75% due 2043 and issued by Maiden NA, which are fully and unconditionally guaranteed by the Company, remain outstanding following the completion of the disposition of Maiden US. As previously disclosed, pursuant to the terms of the US MTA, Maiden Bermuda entered into a novation agreement and a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Bermuda were either novated or retroceded to Cavello, Enstar Holdings’s Bermuda reinsurance affiliate, in exchange for a ceding commission of $14.0 million, and (iii) Maiden Bermuda provided Enstar with a reinsurance cover for loss reserve development, up to a maximum of $25.0 million, when losses are more than $100.0 million in excess of the net loss and LAE recorded as of June 30, 2018.
As a result of the above decision to divest all of our U.S. treaty reinsurance operations, these operations are now classified as discontinued operations, and except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations, except for net loss, net loss attributable to Maiden and net loss attributable to Maiden common shareholders.
As part of the Strategic Review during the fourth quarter of 2018, Maiden Holdings contributed as capital 35% of its ownership in Maiden Bermuda, to Maiden NA. Additionally, the proceeds of the sale of Maiden US were partially used by Maiden NA, among other things, to settle inter-company balances due to its Bermuda affiliates and as described below. In December 2018 and January 2019, Maiden NA contributed its proportionate share of capital contributions in the amount of $68.3 million in cash. Maiden NA also now maintains a portfolio of short-term investments, along with other strategic investments of $148.6 million at

December 31, 2018. We believe Maiden NA’s investments will create opportunities to utilize NOL which total $208.9 million as of December 31, 2018. These NOL’s are not presently recognized as deferred tax assets as a full valuation allowance is currently carried against them (for further details please see "Note 17. Taxation" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10–K). Taken together, we believe these measures should generate additional income for Maiden NA in a tax-efficient manner, while sharing in the improvement in profitability we anticipate in Maiden Bermuda as a result of the measures enacted in the Strategic Review.
On December 31, 2018, Maiden Bermuda entered into the Partial Termination Amendment with AmTrust through AmTrust’s subsidiary, AII, by which the parties agreed to amend the Amended and Restated Quota Share Agreement between Maiden Bermuda and AII, originally entered into on July 1, 2007 (the “AmTrust Quota Share”) and subsequently amended, that is currently in-force and set to expire on June 30, 2019.  The Partial Termination Amendment provided for the cut-off of the ongoing and unearned premium of AmTrust’s Small Commercial Business and U.S. Specialty Risk and Extended Warranty business as of December 31, 2018, with the remainder of the AmTrust Quota Share remaining in place.  The Partial Termination Amendment resulted in Maiden Bermuda returning approximately $716.1 million in unearned premium to AII, which nets to approximately $480.0 million after consideration of ceding commission and brokerage, which is subject to adjustment as discussed in the "Notes to Consolidated Financial Statements - Note 18. Subsequent Events" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.  The Amendment was effective as of January 1, 2019.
On January 30, 2019, Maiden Bermuda, and AmTrust, through its wholly owned subsidiaries AII, AEL and AIU DAC, agreed to terminate on a run-off basis (i) the Amended and Restated Quota Share Agreement between Maiden Bermuda and AII, originally entered into on July 1, 2007 by which AII retrocedes to Maiden Bermuda certain lines of business assumed by AII from certain of AmTrust’s U.S., Irish and U.K. insurance company subsidiaries; and (ii) the Quota Share Reinsurance Contract among Maiden Bermuda, AEL and AIU DAC, originally entered into on April 1, 2011, by which AEL cedes 20% and AIU DAC cedes 40% to Maiden Bermuda of AmTrust’s European Hospital Liability business. Each termination was effective as of January 1, 2019.
On March 1, 2019, we terminated the Old LPT MTA with Enstar and simultaneously signed the New LPT/ADC MTA pursuant to which an Enstar subsidiary will assume liabilities for loss reserves as of December 31, 2018 associated with the quota share reinsurance agreements between Maiden Bermuda and AmTrust in excess of a $2.4 billion retention up to $675.0 million. The retention will be subject to adjustment for paid losses since December 31, 2018. The New LPT/ADC MTA and associated pending reinsurance agreement, which is subject to regulatory approval, will provide Maiden Bermuda with $175.0 million in adverse development cover over its carried AmTrust reserves at December 31, 2018. Management has assessed that the associated reinsurance agreement to the New LPT/ADC MTA meets the criteria for risk transfer and will be accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $500.0 million would result in a deferred gain which would be recognized over the settlement period in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. Consequently, cumulative adverse development subsequent to December 31, 2018, in excess of $500.0 million, may result in significant losses from operations until those periods when the deferred gain is recognized as a benefit to earnings.
Capital Transactions
There were no capital transactions during 2018. The following capital transactions occurred during the year ended December 31, 2017.
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

2018 Financial Highlights

For the Year Ended December 31,	2018	2017	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net loss from continuing operations	$(450,292)	$(147,649)	$(302,643)
Loss from discontinued operations, net of income tax	(94,113)	(22,096)	(72,017)
Net loss	(544,405)	(169,745)	(374,660)
Net loss attributable to Maiden common shareholders	(570,260)	(199,052)	(371,208)
Non-GAAP operating loss(1)	(471,562)	(169,608)	(301,954)
Basic and diluted loss per common share:
Net loss attributable to Maiden common shareholders(2)	(6.87)	(2.32)	(4.55)
Non-GAAP operating loss attributable to Maiden common shareholders(1)	(5.68)	(1.98)	(3.70)
Dividends per common share	0.35	0.60	(0.25)
Gross premiums written	2,017,798	2,078,091	(60,293)
Net premiums earned	2,026,202	1,992,659	33,543
Underwriting loss(3)	(520,219)	(215,797)	(304,422)
Net investment income	136,285	124,135	12,150
Combined ratio(4)	127.7%	112.5%	15.2
Non-GAAP operating return on average common shareholders' equity(1)	(110.1)%	(18.7)%	(91.4)

At December 31,	2018	2017	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(5)	$4,421,954	$3,961,292	$460,662
Total assets	5,287,460	6,644,189	(1,356,729)
Reserve for loss and loss adjustment expense ("loss and LAE")	3,055,976	2,386,722	669,254
Senior notes - principal amount	262,500	262,500	—
Maiden common shareholders' equity	89,275	767,174	(677,899)
Maiden shareholders' equity	554,275	1,232,174	(677,899)
Total capital resources(6)	816,775	1,494,674	(677,899)
Ratio of debt to total capital resources	32.1%	17.6%	14.5

Book value per common share(7)	$1.08	$9.25	$(8.17)
Accumulated dividends per common share	4.27	3.92	0.35
Book value per common share plus accumulated dividends	$5.35	$13.17	$(7.82)

Diluted book value per common share(8)	$1.08	$9.18	$(8.10)

(1)
Non-GAAP operating (loss) earnings, non-GAAP operating (loss) earnings per common share, non-GAAP operating return on average common equity and underwriting loss are non-GAAP financial measures. Please see "Key Financial Measures" for additional information and a reconciliation to the nearest U.S. GAAP financial measure of net (loss) income.

(2)
Please refer to "Notes to Consolidated Financial Statements - Note 13. Earnings per Common Share" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for the calculation of basic and diluted (loss) earnings per common share.

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
Non-GAAP operating (loss) earnings is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) total other-than-temporary impairment losses; (3) foreign exchange gains or losses; and (4) loss and related activity from our NGHC Quota Share run-off operations. It also excludes on a non-recurring basis accelerated amortization of senior note issuance costs and loss from discontinued operations, net of income tax. We exclude net realized gains or losses on investment, total other-than-temporary impairment losses and foreign exchange gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe the loss from discontinued operations, accelerated amortization of senior note issuance costs, and loss and related activity from our NGHC Quota Share run-off operations are representative of our ongoing and future business. We believe all of these amounts are largely independent of our business and future underwriting process and including them distorts the analysis of trends in our operations.
Non-GAAP operating (loss) earnings and non-GAAP diluted operating (loss) earnings per common share can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Year Ended December 31,	2018	2017	2016
	($ in thousands except per share data)
Net (loss) income attributable to Maiden common shareholders	$(570,260)	$(199,052)	$15,224
Add (subtract):
Net realized losses (gains) on investment	1,529	(12,222)	(6,774)
Total other-than-temporary impairment losses	5,832	—	—
Foreign exchange and other (gains) losses	(4,461)	14,921	(13,412)
Loss from discontinued operations, net of income tax	94,113	22,096	30,922
Loss from NGHC Quota Share run-off	1,685	1,840	11,341
Accelerated amortization of senior note issuance cost	—	2,809	2,345
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders	$(471,562)	$(169,608)	$39,646

Diluted (loss) earnings per share attributable to Maiden common shareholders	$(6.87)	$(2.32)	$0.19
Add (subtract):
Net realized losses (gains) on investment	0.02	(0.14)	(0.09)
Total other-than-temporary impairment losses	0.07	—	—
Foreign exchange and other (gains) losses	(0.05)	0.17	(0.17)
Loss from discontinued operations, net of income tax	1.13	0.26	0.39
Loss from NGHC Quota Share run-off	0.02	0.02	0.15
Accelerated amortization of senior note issuance cost	—	0.03	0.03
Non-GAAP diluted operating (loss) earnings per common share	$(5.68)	$(1.98)	$0.50
Non-GAAP operating loss attributable to Maiden common shareholders increased by $302.0 million for the year ended December 31, 2018 compared to the same period in 2017. This was largely due to an increase in underwriting loss of $304.4 million particularly caused by both significantly higher adverse prior year loss development and reserve strengthening during the year in our AmTrust Reinsurance segment. As a result of these factors, the combined ratio increased by 15.2 points year-over-year. The unfavorable underwriting performance was partially offset by net investment income which increased $12.2 million compared to the prior period.
Non-GAAP operating loss attributable to Maiden common shareholders was $169.6 million for the year ended December 31, 2017 compared to non-GAAP operating earnings in the same period in 2016 of $39.6 million, a decrease of $209.2 million. This was due to an increased underwriting loss of $228.7 million primarily caused by $247.2 million of adverse prior year loss development during 2017, largely related to Workers Compensation business, and to a lesser extent, the General Liability business within the AmTrust Reinsurance segment.  As a result of these factors, the total loss ratio increased by 11.1% points year-over-year. The unfavorable underwriting performance was partially offset by net investment income which increased $15.4 million compared to the prior period.
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
Non-GAAP Operating ROACE for the years ended December 31, 2018, 2017 and 2016 was computed as follows:

For the Year Ended December 31, and at December 31,	2018	2017	2016
	($ in thousands)
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders	$(471,562)	$(169,608)	$39,646
Opening Maiden common shareholders’ equity	767,174	1,045,797	867,821
Ending Maiden common shareholders’ equity	89,275	767,174	1,045,797
Average Maiden common shareholders’ equity(1)	428,225	906,486	922,999
Non-GAAP Operating ROACE	(110.1)%	(18.7)%	4.3%

(1)
Average common shareholders' equity for the year ended December 31, 2016 is adjusted for the period the Mandatory Convertible Preference Shares - Series B are outstanding (prior to mandatory conversion date of September 15, 2016).

Book Value per Common Share and Diluted Book Value per Common Share: Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net (loss) income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio and share repurchases which amounted to $0.9 million during the year ended December 31, 2018 (2017 - $25.7 million). At December 31, 2018, book value per common share decreased by 88.3% and diluted book value per common share decreased by 88.2%, compared to December 31, 2017, primarily due to decreased retained earnings caused by our net loss during the year as well as the decline in accumulated other comprehensive income ("AOCI") during the year due to unrealized losses on our investment portfolio. Please see "Liquidity and Capital Resources - Investments" on page 72 for further information on the change in fair value of our fixed maturity investment portfolio.
Book value and diluted book value per common share at December 31, 2018, 2017 and 2016 were computed as follows:

December 31,	2018	2017	2016
	($ in thousands except share and per share data)
Ending Maiden common shareholders’ equity	$89,275	$767,174	$1,045,797
Proceeds from assumed conversion of dilutive options	362	9,416	13,383
Numerator for diluted book value per common share calculation	$89,637	$776,590	$1,059,180

Common shares outstanding	82,948,577	82,974,895	86,271,109
Shares issued from assumed conversion of dilutive options and restricted share units	398,390	1,627,236	1,961,457
Denominator for diluted book value per common share calculation	83,346,967	84,602,131	88,232,566

Book value per common share	$1.08	$9.25	$12.12
Diluted book value per common share	$1.08	$9.18	$12.00
Ratio of Debt to Total Capital Resources: Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of total capital resources. The ratio of Debt to Total Capital Resources at December 31, 2018 and 2017 was computed as follows:

December 31,	2018	2017
	($ in thousands)
Senior notes - principal amount	$262,500	$262,500
Maiden shareholders’ equity	554,275	1,232,174
Total capital resources	$816,775	$1,494,674
Ratio of debt to total capital resources	32.1%	17.6%

Underwriting (loss) income: Underwriting (loss) income is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. Management believes that this measure is important in evaluating the underwriting performance of the Company and its segments. This measure is also a useful tool to measure the profitability of the Company separately from the investment results and is also a widely used performance indicator in the insurance industry. A reconciliation of the Company's underwriting results can be found in the Company's Consolidated Financial Statements. Please refer to "Notes to Consolidated Financial Statements - Note 3. Segment Reporting" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further details.
In conjunction with underwriting (loss) income, combined ratio is commonly used in the insurance and reinsurance industry as a measure of underwriting profitability. Management measures underwriting results on an overall basis and for each segment on the basis of the combined ratio. The combined ratio is the sum of the net loss and LAE ratio and the expense ratio and the computations of each component are described below. A combined ratio under 100% indicates underwriting profitability, as the net loss and LAE, commission and other acquisition expenses and general and administrative expenses are less than the net premiums earned and other insurance revenue on that business. Please refer to "Notes to Consolidated Financial Statements - Note 3. Segment Reporting" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further details.
In 2018, an underwriting loss of $520.2 million was caused by adverse development of prior year losses of $403.2 million primarily in the AmTrust Reinsurance segment which had adverse development of $399.2 million. However, adverse prior year development was also experienced in our Diversified Reinsurance segment of $2.3 million and our Other category of $1.7 million. Current year underwriting results have also been impacted by increases in our initial loss picks for new premiums earned in our AmTrust Reinsurance segment factoring in both market conditions and recent loss trends and experience. In 2017, an underwriting loss of $215.8 million was caused by adverse reserve development of $247.2 million, primarily in our AmTrust Reinsurance segment which had adverse reserve development of $239.9 million. Prior to 2016, we have generated underwriting income in each year since inception.
Underwriting (loss) income is calculated by subtracting net loss and LAE, commissions and other acquisition expenses and applicable general and administrative expenses from the net premiums earned and other insurance revenue and is the monetized counterpart of the combined ratio. For purposes of these non-GAAP operating measures, the fee-generating business which is included in our Diversified Reinsurance segment, is considered part of the underwriting operations of the Company.While an important metric of success, underwriting (loss) income and combined ratio do not reflect all components of profitability, as they do not recognize the impact of investment income earned on premiums between the time premiums are received and the time loss payments are ultimately paid to clients. Because we do not manage our cash and investments by segment, investment income and interest expense are not allocated to individual reportable segments. Certain general and administrative expenses are generally allocated to segments based on actual costs incurred.
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

Relevant Factors
Revenues
We historically have derived the majority of our revenues from premiums on reinsurance contracts, net of any reinsurance or retrocessional coverage purchased and to a minor extent from premiums from insurance policies. Reinsurance premiums are a function of the amount and types of policies and contracts we write, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, are known.
The Company's revenues also include fee income as well as income generated from our investment portfolio. The Company's investment portfolio is comprised of fixed maturity investments, currently held as AFS and HTM, and other investments. In accordance with U.S. GAAP, these investments, except for HTM fixed maturities, are carried at fair market value and unrealized gains and losses are excluded from earnings. The unrealized gains and losses on our AFS fixed maturity investments are included on the Company's Consolidated Balance Sheet in AOCI as a separate component of shareholders' equity. If unrealized losses are considered to be other-than-temporarily impaired due to a credit event, such losses are included in earnings as a realized loss.
As a result of the transactions implemented in 2018 and early 2019, the Company's gross and net premiums written will be materially lower in 2019 and investment income will become a significantly larger portion of our revenues.
Expenses
Our expenses consist largely of net loss and LAE, commission and other acquisition expenses, general and administrative expenses, interest and amortization expenses, amortization of intangible assets including any write off, and foreign exchange and other gains or losses, including on a non-recurring basis, losses from disposal of subsidiaries.
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
General and administrative expenses include personnel expenses (including share-based compensation expense), rent expenses, legal and professional fees, information technology costs and other general operating expenses.

Critical Accounting Policies and Estimates
It is important to understand our accounting policies in order to understand our financial position and results of operations. The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following presents a discussion of those accounting policies and estimates that management believes are the most critical to its operations and require the most difficult, subjective and complex judgment. If actual events differ significantly from the underlying assumptions and estimates used by management, there could be material adjustments to prior estimates that could potentially adversely affect the Company’s results of operations, financial condition and liquidity. These critical accounting policies and estimates should be read in conjunction with "Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report Form 10-K for a full understanding of the Company’s accounting policies.
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
For excess of loss treaties, cedants generally are required to report losses that either (i) exceed 50% of their retention; or (ii) have a reasonable probability of exceeding the retention; or (iii) meet defined reporting criteria. All excess of loss reinsurance claims that are reserved are reviewed on a periodic basis. In addition, reserves for loss and LAE are reviewed every quarter for each cedant. For proportional treaties, cedants are required to give a periodic statement of account, generally monthly or quarterly. These periodic statements typically include information regarding premiums written, premiums earned, unearned premiums, ceding commissions, brokerage amounts, applicable taxes, paid losses and reported outstanding losses. They can be submitted up to 90 days after the close of the reporting period. Some proportional treaties have specific language requiring earlier notice of serious claims.
For all lines, the Company’s objective is to estimate ultimate loss and LAE. Total loss reserves are then calculated by subtracting losses paid. Similarly, IBNR reserves are calculated by subtracting case reserves from total loss reserves. IBNR is the estimated liability for (1) changes in the values of claims that have been reported to us but are not yet settled, as well as (2) claims that have occurred but have not yet been reported as well as (3) claims that are closed but subsequently reopened. Each claim is settled individually based upon its merits, and particularly for longer-tailed lines of business, it is not unusual for a claim to take years after being reported to be settled and paid, especially if legal action is involved. These claims may also require changes in anticipated future payments due to changes in medical conditions or changes in expected inflationary pressures. As a result, the reserve for loss and LAE include significant estimates for IBNR reserves.
The reserve for IBNR is estimated by management for each account based on various factors, including our underwriting team's expectations about loss experience, actuarial analysis and loss experience to date. Our actuaries employ standard actuarial methodologies to determine estimated ultimate loss reserves.
In selecting management's best estimate of loss and LAE reserves, we consider the range of results produced by many actuarial methods and the appropriateness of those estimates. These methodologies are described in "Notes to Consolidated Financial Statements - Note 9. Reserve for Loss and Loss Adjustment Expenses" included under Item 8 "Financial Statement and Supplementary Data".
The reserve for loss and LAE at December 31, 2018 and 2017 was as follows:

December 31,	2018	2017
	($ in thousands)
Reserve for reported loss and LAE	$1,571,217	$1,393,560
Reserve for losses incurred but not reported	1,484,759	993,162
Reserve for loss and LAE	$3,055,976	$2,386,722

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
With the guidance of the methods described in "Notes to Consolidated Financial Statements - Note 9. Reserve for Loss and Loss Adjustment Expenses" included under Item 8 "Financial Statement and Supplementary Data" of this Annual Report Form 10-K, actuarial judgment is applied in the determination of ultimate losses. In general, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, differing methods are utilized to estimate loss and LAE reserves in each segment.
In our Diversified Reinsurance segment, we have both books of business that have been in runoff for several years, and those that are active and have been underwritten during the last several years. In general, we utilize the Expected Loss Ratio ("ELR") approach at the onset of reserving an account, the Bornhuetter-Ferguson ("BF") method for business with less but maturing loss experience, and as the experience matures the Loss Development ("LD") method. The runoff book of business primarily used the LD method due to its maturity and amount the of experience which has emerged. For proportional business the Company relies heavily on the actual contract experience, whereas for excess of loss business there will be more usage of industry and/or Company specific benchmark assumptions.
The Company has underwritten the AmTrust Reinsurance segment since July 1, 2007. A large portion of the exposure in the underlying book of business has significant seasoning, and allows for a significant amount of credibility in using parameters derived from historical experience to calculate reserve estimates. Some segments of the book are a result of recent acquisitions or newer markets for AmTrust. These segments require a greater level of assumptions and professional judgment in deriving reserve levels, which inherently implies a wider range of reasonable estimates. As a result, we have tended to rely on a weighted approach which primarily employs the LD method for aspects of the segment with ample historical data, while also considering the ELR or BF method for exposure resulting from recent acquisitions, or a relative business with a more limited level of experience. The LD method can also be based on AmTrust specific historical information or information derived from industry sources, with actuarial judgment being used as to the credibility weighting employed. The Frequency-Severity ("FS") method is also considered for segments of the AmTrust book for which claim count information is available. The Company’s actuarial analysis of this book of business is more refined in that it utilizes a combination of quarterly and annual data instead of contract period data in totality. Additional data detailing items such as class of business, state, claim counts, frequency and severity is available in many instances, further enhancing the reserve analysis.
Significant Assumptions Employed in the Estimation of Reserve for Loss and Loss Adjustment Expenses: The most significant assumptions used at December 31, 2018 to estimate the reserve for loss and LAE within the Company’s segments are as follows:

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
The above four assumptions most significantly influence the Company’s determination of initial expected loss ratios and expected loss reporting and payment patterns that are the key inputs which impact potential variability in the estimate of the reserve for loss and LAE and are applicable to each of the Company’s business segments. These factors are combined with the actuarial judgment exercised by our reserving actuaries, and validated by the external review of our reserving levels. While there can be no assurance that any of the above assumptions will prove to be correct, we believe that this process represents a realistic and appropriate basis for estimating the reserve for loss and LAE. Loss emergence factors and expected loss ratios used in the reserving process are based on a blend of our own experience, cedant experience and industry benchmarks, when appropriate. The benchmarks selected were those that we believe are most similar to our underwriting business.
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

The inherent uncertainty of estimating the Company’s reserve for loss and LAE increases principally due to:

•	the lag in time between the time claims are reported to the ceding company and the time they are reported through one or more reinsurance broker intermediaries to the Company;

•	the differing case reserving practices among ceding companies;

•	changes to characteristics of a claim over time, such as future medical needs or assessment of liability;

•	the diversity of loss development patterns among different types of reinsurance treaties or contracts; and

•
the Company’s need to rely on its ceding companies for loss information, which also exposes the Company to changes in the reserving philosophy of the ceding company and the adequacy of its underlying case reserves.

In order to verify the accuracy and completeness of the information provided to the Company by its ceding company counterparties, the Company’s underwriters, actuaries, accounting and claims personnel perform underwriting and claims reviews, and at times also accounting and financial audits, of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported loss and LAE do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. At December 31, 2018, the Company was not involved in any material claims litigation or arbitration proceedings.
Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and LAE reserve estimates. At December 31, 2018, there were no significant backlogs related to the processing of policy or contract information in the Company’s segments.
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
The Company’s estimate of loss reserves has changed materially for the years ended December 31, 2018 and 2017. The change in the loss reserve estimate from the prior year is referred to as Prior Year Development ("PPD"). The Company has experienced adverse PPD of $403.2 million and $247.2 million for the years ended December 31, 2018 and 2017, respectively. Please refer to “Notes to Consolidated Financial Statements - Note 9. Reserve for Loss and Loss Adjustment Expenses” included under Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for further details.
The Company creates a statistical distribution around the estimate of reserve for loss and LAE based on an assumption of the volatility inherent in the estimate. The assumption of volatility is primarily based on parameters underlying the BSCR model as at December 31, 2018. The current estimate of volatility represents an increase in the expected volatility assumed as at December 31, 2017 of 11.3%. Due to adverse PPD for the years ended December 31, 2018 and 2017, the expected range of reasonable reserves has also widened, as the uncertainty inherent in the reserve estimate has surpassed previous expectations. As at December 31, 2018, the estimate of a reasonable range of reserves is based on one full standard deviation from the mean of the statistical distribution, which is an increase from approximately 84% of a standard deviation as at December 31, 2017.
Based on this reasonable range, our required reserves after reinsurance recoverable could increase by approximately $244.3 million, or 8.0%, of our consolidated net loss and LAE reserves. If the New LPT/ADC MTA between the Company and Enstar were to be considered, the variance in our required reserves would decrease to $69.3 million, or 2.7% of our consolidated net loss and LAE reserves as adjusted for the impact of the New LPT/ADC MTA.

Premiums and Commissions and Other Acquisition Expenses
For pro-rata contracts and excess-of-loss contracts where no deposit or minimum premium is specified in the contract, premium written is recognized based on estimates of ultimate premiums provided by the ceding companies. Initial estimates of premium written are recognized in the period in which the underlying risks are incepted. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined. Reinsurance premiums assumed are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts.
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
The Company provides proportional and non-proportional reinsurance coverage to cedants (insurance companies). Cedant's actual premiums are unknown at the time they enter into reinsurance agreement so treaties are based upon estimates of those premiums at the time the treaties are written and are typically adjusted as premiums are known. Reporting delays are inherent in the reinsurance industry and vary in length by type of treaty. As delays can vary from a few weeks to a year or sometimes longer, the Company produces accounting estimates to report premiums and commission and other acquisition expenses until it receives the cedants’ actual results. Under proportional treaties, which represented 99.8% (2017 - 99.5%, 2016 - 99.9%) of gross premiums written for the year December 31, 2018, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition expenses. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition expenses are not known at the inception of the treaty and must be estimated until the cedant reports its actual results to the Company. Under non-proportional treaties, which represented 0.2% (2017 - 0.5%, 2016 - 0.1%) of gross premiums written for the year December 31, 2018, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a deposit or minimum premium, which is subject to adjustment depending on the premium volume written by the cedant.
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
Fair Value of Financial Instruments
Please refer to "Notes to Consolidated Financial Statements - Note 5. Fair Value of Financial Instruments" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K on page F-29 for a discussion on the fair value methodology and valuation techniques used by the Company to determine the fair value of the financial instruments held at December 31, 2018 and 2017.

Other-Than-Temporary Impairment ("OTTI") of Investments
Please refer to "Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K on page F-11 for a discussion on the OTTI evaluation performed by the Company. For the year ended December 31, 2018, the Company recognized $5.8 million of OTTI losses in its results of operation. The Company recognized no OTTI losses through earnings for the years ended December 31, 2017 and 2016. Please refer to "Notes to Consolidated Financial Statements - Note 4. Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K on page F-24 for further details.

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
The sale of the Company's U.S. treaty reinsurance operations resulted in a triggering event and consequently during the year ended December 31, 2018, the Company has written off the remaining balance of goodwill and intangible assets. The goodwill and intangible assets were deemed to be permanently impaired due to the sale of the U.S. treaty reinsurance operations. Please refer to "Notes to Consolidated Financial Statements - Note 6. Discontinued Operations and Note 7. Goodwill and Intangible Assets" included under Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K on page F-33 for further details of this disposal. The Company recognized an impairment loss of $74.2 million as a result of these dispositions, which is presented as part of the loss from discontinued operations for the year ended December 31, 2018.
No impairment was recorded during the same period in 2017. During 2016, the Company wrote off the goodwill relating to the acquisition of a majority interest in Regulatory Capital Limited, which was deemed to be permanently impaired. The Company recognized an impairment loss of $1.8 million which is presented as part of the loss from discontinued operations for the year ended December 31, 2016.
The following table shows the analysis of goodwill and intangible assets:

($ in thousands)	Goodwill	Intangible Assets - Indefinite Life	Intangible Assets - Finite Life	Total
December 31, 2016	$57,192	$4,527	$15,996	$77,715
Amortization	—	—	(2,132)	(2,132)
December 31, 2017	$57,192	$4,527	$13,864	$75,583
Amortization	—	—	(1,387)	(1,387)
Impairment losses	(57,192)	(4,527)	(12,477)	(74,196)
December 31, 2018	$—	$—	$—	$—

Results of Operations
The following table sets forth our selected Consolidated Statement of Income data for each of the years indicated:

For the Year Ended December 31,	2018	2017	2016
	($ in thousands)
Gross premiums written	$2,017,798	$2,078,091	$2,089,029
Net premiums written	$2,014,597	$2,037,377	$1,967,671
Net premiums earned	$2,026,202	$1,992,659	$1,925,588
Other insurance revenue	9,681	9,802	10,817
Net loss and LAE	(1,880,121)	(1,555,433)	(1,289,512)
Commission and other acquisition expenses	(654,740)	(643,797)	(615,523)
General and administrative expenses(1)	(21,241)	(19,028)	(18,439)
Underwriting (loss) income(2)	(520,219)	(215,797)	12,931
Other general and administrative expenses(1)	(43,699)	(33,976)	(31,815)
Net investment income	136,285	124,135	108,689
Net realized (losses) gains on investment	(1,529)	12,222	6,774
Total other-than-temporary impairment losses	(5,832)	—	—
Accelerated amortization of senior note issuance cost	—	(2,809)	(2,345)
Foreign exchange and other gains (losses)	4,461	(14,921)	13,412
Interest and amortization expenses	(19,318)	(23,260)	(28,173)
Income tax (expense) benefit	(441)	6,757	(413)
Net (loss) income from continuing operations	(450,292)	(147,649)	79,060
Loss from discontinued operations, net of income tax	(94,113)	(22,096)	(30,922)
(Income) loss attributable to noncontrolling interests	(219)	(151)	842
Dividends on preference shares	(25,636)	(29,156)	(33,756)
Net (loss) income attributable to Maiden common shareholders	$(570,260)	$(199,052)	$15,224

Ratios
Net loss and LAE ratio(3)	92.3%	77.7%	66.6%
Commission and other acquisition expense ratio(4)	32.2%	32.2%	31.8%
General and administrative expense ratio(5)	3.2%	2.6%	2.6%
Expense ratio(6)	35.4%	34.8%	34.4%
Combined ratio(7)	127.7%	112.5%	101.0%

(1)
Underwriting related general and administrative expenses is a non-GAAP measure. Please refer to "General and Administrative Expenses" below for additional information related to these corporate expenses and the reconciliation to those presented in our Consolidated Statements of Income.

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

Net Income
Comparison of Years Ended December 31, 2018 and 2017
Net loss attributable to Maiden common shareholders for the year ended December 31, 2018 was $570.3 million compared to net loss attributable to Maiden common shareholders of $199.1 million for the same period in 2017. The net decrease in results for the year ended December 31, 2018 compared to the same period in 2017 was primarily due to the following:

•	an underwriting loss of $520.2 million compared to underwriting loss of $215.8 million during the year ended December 31, 2017. The deterioration in the underwriting result was principally due to:

◦
adverse development of prior year losses of $403.2 million in 2018 compared to $247.2 million for the same period in 2017. This development, which is discussed in greater detail in the individual segment discussion and analysis, was primarily in our AmTrust Reinsurance segment for each respective period; and

◦	higher initial loss ratios on current year premiums earned during 2018 in our AmTrust Reinsurance segment factoring in both market conditions and recent loss trends and experience.

•
total general and administrative expenses increased by $11.9 million for the year ended December 31, 2018 compared to the same period in 2017 due to increases in compensation benefits paid under certain executive separation agreements, higher audit, legal and other professional fees incurred as well as higher technology-related expenses; and

•
realized losses on investment of $1.5 million for the year ended December 31, 2018 compared to realized gains of $12.2 million for the same period in 2017 and impairment losses in investments of $5.8 million for the year ended December 31, 2018 compared to $0 for the comparative period in 2017.

The unfavorable movements above were modestly offset by the following favorable factors:

•
net investment income increased by $12.2 million or 9.8% for the year ended December 31, 2018 compared to the same period in 2017 largely due to the growth in average investable assets of 8.1% from the same period in 2017;

•
foreign exchange gains of $4.5 million for the year ended December 31, 2018 compared to foreign exchange losses of $14.9 million for the same period in 2017 due to the recent weakening of the euro and British pound relative to the U.S. dollar;

•
interest and amortization expenses decreased by $3.9 million or 16.9% compared to the same period in 2017 due to the redemption of the 2012 Senior Notes on June 27, 2017. The prior period also included a charge of $2.8 million resulting from the acceleration of the amortization of the 2012 Senior Notes issuance cost due to its redemption during 2017; and

•
dividends paid to preference shareholders decreased by $3.5 million for the year ended December 31, 2018 compared to the same period in 2017. Our Board did not declare dividends on any of our Preference Shares series during the fourth quarter of 2018. This was partially offset by the $7.5 million of dividends paid on the Preference Shares - Series D during the year ended December 31, 2018 compared to $5.0 million paid for the same period in 2017 as these preference shares were only issued on June 15, 2017.

Comparison of Years Ended December 31, 2017 and 2016
Net loss attributable to Maiden common shareholders for the year ended December 31, 2017 was $199.1 million compared to net income attributable to Maiden common shareholders of $15.2 million for the same period in 2016. The main factors that contributed to this net decrease were as follows:

•
an underwriting loss of $215.8 million compared to underwriting income of $12.9 million for the same period in 2016. The deterioration of the underwriting result was primarily the result of $247.2 million of adverse prior year development, compared to $77.0 million for the same period in 2016. This development was primarily in our AmTrust Reinsurance segment for each respective period and discussed in greater detail in the individual segment discussion and analysis; and

•
foreign exchange losses of $14.9 million for the year ended December 31, 2017 compared to foreign exchange gains of $13.4 million for the same period in 2016 due to the strengthening of the euro and British pound relative to the U.S. dollar which negatively impacted our Bermuda reinsurance subsidiary that reinsures British pound and euro-denominated risks.

The unfavorable movements above were partially offset by the following favorable factors:

•
net investment income increased by $15.4 million, or 14.2%, to $124.1 million, for the year ended December 31, 2017 compared to $108.7 million for the same period in 2016 which reflects growth in average investable assets of 5.4% for the year ended December 31, 2017;

•	realized gains on investment of $12.2 million for the year ended December 31, 2017 compared to realized gains of $6.8 million for the same period in 2016;

•	interest and amortization expenses decreased to $23.3 million compared to $28.2 million for the same period in 2016 due to the redemption of the 2012 Senior Notes on June 27, 2017; and

•
dividends paid to preference shareholders decreased to $29.2 million compared to preferred dividends of $33.8 million for the same period in 2016 due to the conversion of the 7.25% Mandatory Convertible Preference Shares - Series B into our common shares on September 15, 2016. This was partly offset by dividends paid on the 6.7% Preference Shares - Series D that were issued on June 15, 2017.

The following is a discussion on the results of our operations for the years ended December 31, 2018, 2017 and 2016:
Net Premiums Written
Comparison of Years Ended December 31, 2018 and 2017
Net premiums written decreased by $22.8 million, or 1.1%, for the year ended December 31, 2018 compared to the same period in 2017. The table below compares net premiums written by our reportable segments, reconciled to the total consolidated net premiums written, for the years ended December 31, 2018 and 2017:

For the Year Ended December 31,	2018		2017		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$129,319	6.4%	$82,521	4.1%	$46,798	56.7%
AmTrust Reinsurance	1,885,278	93.6%	1,954,856	95.9%	(69,578)	(3.6)%
Total	$2,014,597	100.0%	$2,037,377	100.0%	$(22,780)	(1.1)%
Net premiums written for the year ended December 31, 2018 decreased by 1.1% compared to the same period in 2017 due to the following:

•
Diversified Reinsurance segment increased by $46.8 million or 56.7% driven by new account growth and expansion of the Australia Warranty program, German Auto program and other client relationships in our European Capital Solutions business during 2018 as well as new business development; and

•
AmTrust Reinsurance segment decreased by $69.6 million or 3.6% mainly due to a combination of market conditions and underwriting measures applied by AmTrust during the year for Small Commercial Business, particularly within the workers' compensation portfolio, as well as AmTrust buying significantly more inuring reinsurance for Specialty Program.

Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Comparison of Years Ended December 31, 2017 and 2016
Net premiums written increased by $69.7 million, or 3.5%, for the year ended December 31, 2017 compared to the same period in 2016. The table below compares net premiums written by our reportable segments, reconciled to the total consolidated net premiums written, for the years ended December 31, 2017 and 2016:

For the Year Ended December 31,	2017		2016		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$82,521	4.1%	$79,243	4.0%	$3,278	4.1%
AmTrust Reinsurance	1,954,856	95.9%	1,888,428	96.0%	66,428	3.5%
Total	$2,037,377	100.0%	$1,967,671	100.0%	$69,706	3.5%
The $66.4 million increase in net premiums written in our AmTrust Reinsurance segment for the year ended December 31, 2017 compared to the same period in 2016 was primarily due to the lower utilization of retrocessional capacity as the ratio of net premiums written to gross premiums written increased to 98.1% for 2017 compared to 94.1% for the prior period.
The $3.3 million increase in net premiums written in our Diversified Reinsurance segment for the year ended December 31, 2017 compared to the same period in 2016 was mainly due to growth in new treaty contracts written in Europe by Maiden Bermuda in 2017 as the demand for reinsurance to support capital has risen in response to Solvency II regulations in Europe.
Net Premiums Earned
Comparison of Years Ended December 31, 2018 and 2017
Net premiums earned increased by $33.5 million or 1.7% for the year ended December 31, 2018 compared to the same period in 2017. The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the years ended December 31, 2018 and 2017:

For the Year Ended December 31,	2018		2017		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$112,487	5.5%	$83,015	4.2%	$29,472	35.5%
AmTrust Reinsurance	1,913,715	94.5%	1,909,644	95.8%	4,071	0.2%
Total	$2,026,202	100.0%	$1,992,659	100.0%	$33,543	1.7%
Net premiums earned in the AmTrust Reinsurance segment for the year ended December 31, 2018 increased modestly by $4.1 million or 0.2% compared to the same period in 2017. Please refer to the analysis of our AmTrust Reinsurance segment on page 66 for further discussion.

Net premiums earned in our Diversified Reinsurance segment for the year ended December 31, 2018 increased by $29.5 million or 35.5% compared to the same period in 2017 as a result of overall growth in the German auto programs as well as new client development in our European Capital Solutions business. Please refer to the analysis of our Diversified Reinsurance segment on page 63 for further discussion.
Comparison of Years Ended December 31, 2017 and 2016
Net premiums earned increased by $67.1 million, or 3.5%, for the year ended December 31, 2017 compared to the same period in 2016. The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the years ended December 31, 2017 and 2016:

For the Year Ended December 31,	2017		2016		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$83,015	4.2%	$81,967	4.3%	$1,048	1.3%
AmTrust Reinsurance	1,909,644	95.8%	1,843,621	95.7%	66,023	3.6%
Total	$1,992,659	100.0%	$1,925,588	100.0%	$67,071	3.5%
Net premiums earned in the AmTrust Reinsurance segment increased by $66.0 million or 3.6% for the year ended December 31, 2017 compared to the same period in 2016 which primarily reflects the impact of the lower utilization of retrocessional capacity compared to the prior period as discussed in the net premiums written section above. Please refer to the analysis of our AmTrust Reinsurance segment on page 66 for further discussion.
Net premiums earned in the Diversified Reinsurance segment modestly increased by $1.0 million or 1.3% for the year ended December 31, 2017 compared to the same period in 2016. Please refer to the analysis of our Diversified Reinsurance segment on page 63 for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to the analysis of our Diversified Reinsurance segment on page 63 for further discussion.
Net Investment Income, Net Realized Gains on Investment and Net Impairment Losses Recognized in Earnings
Comparison of Years Ended December 31, 2018 and 2017
Net Investment Income - Net investment income increased by $12.2 million, or 9.8%, for the year ended December 31, 2018 compared to the same period in 2017, largely due to the growth in average invested assets of 8.1%.  The increase was also driven by $3.0 million of higher interest income on the loan to related party as the terms of the agreement changed effective December 18, 2017.
The following table details the Company's average investable assets and average book yield for the year ended December 31, 2018 compared to the same period in 2017:

For the Year Ended December 31,	2018	2017
	($ in thousands)
Average investable assets(1)	$4,281,474	$3,959,280
Average book yield(2)	3.2%	3.1%

(1)	The average of the Company's investments, cash and cash equivalents, restricted cash and cash equivalents and loan to related party held during the year.

(2)	Ratio of net investment income over average investable assets at fair value.
Net Realized Gains on Investment - Net realized losses on investment were $1.5 million for the year ended December 31, 2018, compared to net realized gains on investment of $12.2 million for the same period in 2017.
Net Impairment Losses Recognized in Earnings - The Company recognized $5.8 million of OTTI losses in earnings for the year ended December 31, 2018 but did not have an OTTI charge for the year ended December 31, 2017.
Comparison of Years December 31, 2017 and 2016
Net Investment Income - Net investment income increased by $15.4 million, or 14.2% to $124.1 million for the year ended December 31, 2017 compared to the same period in 2016. For the year ended December 31, 2017, average investable assets grew by 5.4% giving rise to increased net investment income compared to the same period in 2016, combined with higher average yields of 3.1% for the year ended December 31, 2017 compared to 2.9% for the same period in 2016.

The following table details the Company's average investable assets and average book yield for the year ended December 31, 2017 compared to the same period in 2016:

For the Year Ended December 31,	2017	2016
	($ in thousands)
Average investable assets(1)	$3,959,280	$3,757,491
Average book yield(2)	3.1%	2.9%

(1)	The average of the Company's investments, cash and cash equivalents, restricted cash and loan to related party held during the year.

(2)	Ratio of net investment income over average investable assets at fair value.
Net Realized Gains on Investment - Net realized gains on investment were $12.2 million for the year ended December 31, 2017, compared to $6.8 million for the same period in 2016.
Net Loss and Loss Adjustment Expenses
Comparison of Years Ended December 31, 2018 and 2017
Net loss and LAE increased by $324.7 million, or 20.9%, during the year ended December 31, 2018. This was largely due to adverse prior year loss development of $403.2 million or 19.8 points during 2018 compared to $247.2 million or 12.4 points recorded in 2017. This development, which is discussed in greater detail in the individual segment discussion and analysis, was primarily in our AmTrust Reinsurance segment where significant reserve strengthening occurred in both respective periods. The net loss and LAE ratios were 92.3% and 77.7% for the years ended December 31, 2018 and 2017, respectively.
Also, the higher loss ratios reflect increases we have made in our initial loss ratios on current year premiums earned in both our Diversified Reinsurance and AmTrust Reinsurance segments factoring in both market conditions and recent loss trends and experience.
Comparison of Years Ended December 31, 2017 and 2016
Net loss and LAE increased by $265.9 million for the year ended December 31, 2017 compared to 2016 which largely reflects $247.2 million or 12.4% of adverse reserve development experienced primarily in our AmTrust Reinsurance segment during 2017. The net loss and LAE ratios were 77.7% and 66.6% for the years ended December 31, 2017 and 2016, respectively.
Also, the higher loss ratios reflect increases we have made in our initial loss ratios on current year premiums earned in both our Diversified Reinsurance and AmTrust Reinsurance segments factoring in both market conditions and recent loss trends and experience.
Commission and Other Acquisition Expenses
Comparison of Years Ended December 31, 2018 and 2017
Commission and other acquisition expenses increased by $10.9 million or 1.7% for the year ended December 31, 2018 compared to 2017. The commission and other acquisition expense ratio remained flat at 32.2% for the year ended December 31, 2018 compared to the same period in 2017. The commission and other acquisition expense ratio is largely dependent on the mix of business within the AmTrust Reinsurance segment and the mix of pro-rata and excess of loss business within the Diversified Reinsurance segment.
Comparison of Years Ended December 31, 2017 and 2016
Commission and other acquisition expenses increased by $28.3 million, or 4.6%, for the year ended December 31, 2017 compared to December 31, 2016. The commission and other acquisition expense ratio increased to 32.2% for the year December 31, 2017 compared to 31.8% for the same period in 2016. The commission and other acquisition expense ratio is largely dependent on the mix of business within the AmTrust Reinsurance segment and the mix of pro-rata and excess of loss business within the Diversified Reinsurance segment.
General and Administrative Expenses
General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses comprise:

For the Year Ended December 31,	2018	2017	2016
	($ in thousands)
General and administrative expenses – segments	$21,241	$19,028	$18,439
General and administrative expenses – corporate	43,699	33,976	31,815
Total general and administrative expenses	$64,940	$53,004	$50,254

Comparison of Years Ended December 31, 2018 and 2017
Total general and administrative expenses increased by $11.9 million, or 22.5%, for the year ended December 31, 2018 compared to 2017 due to higher compensation benefits paid under certain executive separation agreements as well as higher audit, legal, and other professional fees and technology-related expenses. The general and administrative expense ratio increased to 3.2% for the years ended December 31, 2018 from 2.6% for the year ended December 31, 2017 as a result of the aforementioned significantly higher expenses incurred despite higher earned premiums compared to the prior period. Non-recurring expenses of $5.5 million, which are related to compensation benefits paid under certain executive separation agreements, increased the general and administrative expense ratio by 0.3% for the year ended December 31, 2018 compared to 2017.
Comparison of Years Ended December 31, 2017 and 2016
Total general and administrative expenses increased by $2.8 million, or 5.5%, for the year ended December 31, 2017 compared to 2016 due to higher legal, other professional fees and technology-related expenses partly offset by lower employee-related expenses. The general and administrative expense ratio remained flat at 2.6% for the years ended December 31, 2017 and 2016.
Interest and Amortization Expenses
Comparison of Years Ended December 31, 2018 and 2017
The interest and amortization expenses related to the Senior Notes were $19.3 million for the year ended December 31, 2018 compared to $23.3 million for the same period in 2017. The decrease in interest expense compared to the prior period was due to the redemption of the 8.0% 2012 Senior Notes in June 2017. Please refer to "Notes to Consolidated Financial Statements - Note 11. Long Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the year ended December 31, 2018 compared to 7.7% in 2017.
On June 27, 2017, Maiden NA fully redeemed its 2012 Senior Notes using the proceeds from the Preference Shares - Series D issuance. The 2012 Senior Notes were redeemed at a redemption price equal to 100% of the principal amount of $100.0 million plus accrued and unpaid interest on the principal amount being redeemed up to, but not including, the redemption date. As a result, we accelerated the amortization of the remaining 2012 Senior Notes issuance cost of $2.8 million during the year ended December 31, 2017.
Comparison of Years Ended December 31, 2017 and 2016
The interest and amortization expenses related to the Senior Notes were $23.3 million for the year ended December 31, 2017 compared to $28.2 million for the same period in 2016. The decrease in interest expense compared to the prior period was due to the redemption of the 8.0% 2012 Senior Notes in June 2017 and the refinancing of the 8.25% 2011 Senior Notes with the 6.625% 2016 Senior Notes in June 2016. The weighted average effective interest rate for the Senior Notes was 7.7% for the year ended December 31, 2017 compared to 8.02% in 2016. Please refer to "Notes to Consolidated Financial Statements - Note 11. Long Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further details on the Senior Notes.
On June 15, 2016, Maiden NA fully redeemed its 2011 Senior Notes using the proceeds from the 2016 Senior Notes issuance. The 2011 Senior Notes were redeemed at a redemption price equal to 100% of the principal amount of $107.5 million plus accrued and unpaid interest on the principal amount being redeemed up to, but not including, the redemption date. As a result, we accelerated the amortization of the remaining 2011 Senior Notes issuance cost of $2.3 million during the year ended December 31, 2016.
Income Tax Expense
We recorded income tax expense of $0.4 million, income tax benefit of $6.8 million and income tax expense $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts relate to income tax on the earnings (losses) of our international subsidiaries. The effective rate of income tax was (0.1)% for the year ended December 31, 2018 compared to 4.4% and 0.5% for the years ended December 31, 2017 and 2016, respectively.
Dividends on Preference Shares
For the year ended December 31, 2018, dividends paid to preference shareholders decreased by $3.5 million or 12.1% compared to the same period in 2017 as no dividends were declared by our Board for the fourth quarter of 2018. This was partially offset by the $7.5 million of dividends paid on the Preference Shares - Series D during the year ended December 31, 2018 compared to $5.0 million paid for the same period in 2017 as these preference shares were only issued on June 15, 2017.
Please refer to "Notes to Consolidated Financial Statements - Note 14. Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further details on our preference shares.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results and associated ratios for our Diversified Reinsurance segment for the years ended December 31, 2018, 2017 and 2016 were as follows:

For the Year Ended December 31,	2018	2017	2016
	($ in thousands)
Gross premiums written	$131,518	$84,613	$82,383
Net premiums written	$129,319	$82,521	$79,243
Net premiums earned	$112,487	$83,015	$81,967
Other insurance revenue	9,681	9,802	10,817
Net loss and LAE	(71,441)	(54,714)	(51,795)
Commission and other acquisition expenses	(38,749)	(29,018)	(31,249)
General and administrative expenses	(17,396)	(15,976)	(15,543)
Underwriting loss	$(5,418)	$(6,891)	$(5,803)
Ratios
Net loss and LAE ratio	58.5%	58.9%	55.8%
Commission and other acquisition expense ratio	31.7%	31.3%	33.7%
General and administrative expense ratio	14.2%	17.2%	16.8%
Expense ratio	45.9%	48.5%	50.5%
Combined ratio	104.4%	107.4%	106.3%
Comparison of Years Ended December 31, 2018 and 2017
The combined ratio for the year ended December 31, 2018 decreased to 104.4% compared to 107.4% in 2017 primarily due to the following:

•
lower net adverse prior year loss development which was $2.3 million or 1.9 points during 2018, compared to $5.4 million or 5.8 points for the same period in 2017. The 2018 development was largely due to adverse facultative reinsurance run-off written by Maiden Bermuda through 2014 partially offset by favorable development in International auto programs. The 2017 adverse prior year development was primarily from facultative reinsurance run-off lines as well as claims activity in International auto programs; and

•	higher initial loss ratios on current year premiums earned during the year.
Premiums - Gross premiums written increased by $46.9 million, or 55.4% for the year ended December 31, 2018 compared to the same period in 2017 primarily generated by new account growth and expansion of client relationships in our European Capital Solutions business within Maiden Bermuda and growth in German auto programs within the IIS business during 2018. Contributing to the increase in gross premiums written were new business development and account growth within the Life and General international lines.
Net premiums written for the year ended December 31, 2018 increased by $46.8 million or 56.7% as a result of new account growth and expansion of client relationships in our European Capital Solutions business for 2018 and higher net premiums written in our German Auto programs. Also, the retention ratio of premiums written increased to 98.3% for the year ended December 31, 2018 compared to 97.5% for the same period in 2017 due to the lower utilization of retrocessional capacity.
The table below shows net premiums written by line of business for the years ended December 31, 2018 and 2017:

For the Year Ended December 31,	2018		2017		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Written
International	$129,305	100.0%	$82,534	100.0%	$46,771	56.7%
Other	14	—%	(13)	—%	27	(207.7)%
Total Diversified Reinsurance	$129,319	100.0%	$82,521	100.0%	$46,798	56.7%

Net premiums earned increased by $29.5 million, or 35.5%, during the year ended December 31, 2018 compared to the same period in 2017. The table below shows net premiums earned by line of business:

For the Year Ended December 31,	2018		2017		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned
International	$112,473	100.0%	$83,027	100.0%	$29,446	35.5%
Other	14	—%	(12)	—%	26	(216.7)%
Total Diversified Reinsurance	$112,487	100.0%	$83,015	100.0%	$29,472	35.5%
Within our Diversified Reinsurance segment, the business written by International experienced higher net premiums earned for the year ended December 31, 2018 compared to the same period in 2017 due to new account growth and expansion of client relationships in our European Capital Solutions business. In addition, there was overall growth in German Auto programs and other underwriting actions taken to generate new business development within the Life and General international lines for 2018.
Other Insurance Revenue - Other insurance revenue, which represents fee income from our IIS business that is not directly associated with premium revenue assumed by the Company decreased by $0.1 million to $9.7 million for the year ended December 31, 2018 compared to the same period in 2017.
Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $16.7 million, or 30.6%, for the year ended December 31, 2018 compared to 2017. Net loss and LAE ratios were 58.5% and 58.9% for the years ended December 31, 2018 and 2017, respectively.
The net loss and LAE ratio decreased by 0.4 points for the year ended December 31, 2018 compared to the same period in 2017 due to the following factors:

•
lower adverse prior year loss development which was $2.3 million or 1.9 points during 2018, compared to $5.4 million or 5.8 points for the same period in 2017. The 2018 development was due to facultative reinsurance run-off lines partially offset by favorable development in International auto programs. The 2017 development was primarily from adverse development in facultative reinsurance run-off lines as well as claims activity in International auto programs; and

•	higher initial loss ratios on current year premiums earned during the year ended December 31, 2018, factoring in both market conditions and recent loss trends and experience.
The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be effected by the changes in the mix of business and the impact of the increase in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, as well as the impacts on the loss ratio described above, the combined ratio decreased by 3.0 points for the year ended December 31, 2018 compared to 2017.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $9.7 million, or 33.5%, for the year ended December 31, 2018 compared to 2017. The commission and other acquisition expense ratios increased slightly to 31.7% for the year ended December 31, 2018 compared to 31.3% for the same period in 2017 primarily due to the change in the mix of pro rata versus excess of loss premiums written during the year. Please refer to the reasons for the changes in the combined ratio discussed in the preceding paragraph.
General and Administrative Expenses - General and administrative expenses increased by $1.4 million, or 8.9%, for the year ended December 31, 2018 compared to 2017. The general and administrative expense ratio decreased to 14.2% for the year ended December 31, 2018 compared to 17.2% for the year ended December 31, 2017 as a result of higher premium earned compared to the prior period. The overall expense ratio (including commission and other acquisition expenses) was 45.9% and 48.5% for the years ended December 31, 2018 and 2017, respectively.
Comparison of Years Ended December 31, 2017 and 2016
The combined ratio increased to 107.4% for the year ended December 31, 2017 compared to 106.3% for the year ended December 31, 2016. The combined ratio was impacted by adverse prior year loss development of $5.4 million or 5.8 points in 2017 compared to $11.1 million or 11.9 points in 2016. Higher initial loss ratios on current year premiums earned during 2017 also contributed to the increase in combined ratio compared to 2016.
Premiums - Gross premiums written increased by $2.2 million or 2.7% to $84.6 million for the year ended December 31, 2017 compared to the same period in 2016 primarily due to growth from new European treaty contracts written by Maiden Bermuda in 2017 due to higher demand for European Capital Solutions as a result of the Solvency II regime.
Net premiums written increased by $3.3 million or 4.1%, for the year December 31, 2017, compared to the same period in 2016 due to growth resulting from new European treaty contracts written by Maiden Bermuda in 2017. The table below illustrates net premiums written by line of business in this segment:

For the Year Ended December 31,	2017		2016		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Written
International	$82,534	100.0%	$78,673	99.3%	$3,861	4.9%
Other	(13)	—%	570	0.7%	(583)	(102.3)%
Total Diversified Reinsurance	$82,521	100.0%	$79,243	100.0%	$3,278	4.1%
Net premiums earned increased by $1.0 million, or 1.3%, during the year ended December 31, 2017 compared to the same period in 2016. The table below shows net premiums earned by line of business:

For the Year Ended December 31,	2017		2016		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned
International	$83,027	100.0%	$80,782	98.6%	$2,245	2.8%
Other	(12)	—%	1,185	1.4%	(1,197)	(101.0)%
Total Diversified Reinsurance	$83,015	100.0%	$81,967	100.0%	$1,048	1.3%
Within our Diversified Reinsurance segment, International experienced $2.2 million or 2.8% growth in net premiums earned for the year ended December 31, 2017 compared to the same period in 2016 due to higher premiums earned from the European treaty contracts written by Maiden Bermuda in 2017 as the demand for European Capital Solutions has increased under the Solvency II regime.
Other Insurance Revenue - Other insurance revenue, which represents fee income that is not directly associated with premium revenue assumed by the Company decreased by $1.0 million to $9.8 million for the year ended December 31, 2017 compared to the same period in 2016 primarily caused by weaker auto sales in Europe compared to the prior period.
Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $2.9 million, or 5.6%, for the year ended December 31, 2017 compared to 2016. Net loss and LAE ratios were 58.9% and 55.8% for the years ended December 31, 2017 and 2016, respectively.
The impact of adverse prior year development on each period's respective loss ratio was $5.4 million or 5.8 points in 2017 compared to $11.1 million or 11.9 points in 2016. Also, higher initial loss ratios on current year premiums earned during the year within our IIS business as well as elevated loss experience on current year activity on certain International auto programs contributed to the increase in net loss and LAE in 2017 compared to 2016.
The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio arise primarily due to changes in the mix of business and the impact of the increase in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, as well as the impacts on the loss ratio described above, the combined ratio increased by 1.1 points for the year ended December 31, 2017 compared to 2016.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $2.2 million or 7.1%, to $29.0 million for the year ended December 31, 2017 compared to 2016. The commission and other acquisition expense ratios decreased to 31.3% for the year ended December 31, 2017 compared to 33.7% for the same period in 2016 due to the change in the mix of business written. Please refer to the reasons for the changes in the combined ratio discussed in the preceding paragraph.
General and Administrative Expenses - General and administrative expenses increased by $0.4 million, or 2.8%, for the year ended December 31, 2017 compared to 2016. The general and administrative expense ratio was 17.2% and 16.8% for the years ended December 31, 2017 and 2016, respectively. The overall expense ratio (including commission and other acquisition expenses) was 48.5% and 50.5% for the years ended December 31, 2017 and 2016, respectively.

AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $513.1 million for the year ended December 31, 2018 compared to an underwriting loss of $207.1 million for the year ended December 31, 2017 and underwriting income of $30.1 million for the year ended December 31, 2016. The underwriting results and associated ratios for the AmTrust Reinsurance segment for the years ended December 31, 2018, 2017 and 2016 were as follows:

For the Year Ended December 31,	2018	2017	2016
	($ in thousands)
Gross premiums written	$1,886,280	$1,993,478	$2,006,646
Net premiums written	$1,885,278	$1,954,856	$1,888,428
Net premiums earned	$1,913,715	$1,909,644	$1,843,621
Net loss and LAE	(1,806,995)	(1,498,881)	(1,225,830)
Commission and other acquisition expenses	(615,991)	(614,777)	(584,820)
General and administrative expenses	(3,845)	(3,052)	(2,896)
Underwriting (loss) income	$(513,116)	$(207,066)	$30,075
Ratios
Net loss and LAE ratio	94.4%	78.4%	66.5%
Commission and other acquisition expense ratio	32.2%	32.2%	31.7%
General and administrative expense ratio	0.2%	0.2%	0.2%
Expense ratio	32.4%	32.4%	31.9%
Combined ratio	126.8%	110.8%	98.4%
Comparison of Years Ended December 31, 2018 and 2017
The combined ratio increased 16.0 points to 126.8% for the year ended December 31, 2018 compared to 110.8% during the same period in 2017 due to the following:

•
adverse prior year loss development of $399.2 million or 20.8 points during 2018 compared to $239.9 million or 12.5 points during 2017, which is explained below in further detail for each respective period:

◦
Nearly half of the prior year loss development in 2018 was from workers' compensation, primarily driven by accident years 2014 to 2016 due to an increased expectation of loss development at later maturities. Other significant adverse loss development occurred in European hospital liability within Specialty Risk and Extended Warranty, and the general liability and commercial auto lines within Small Commercial Business and Specialty Program where elevated loss activity had been observed.  The adverse loss development in European hospital liability was partly caused by the failure of the Italian government to implement a law passed in April 2017 which was expected to reduce medical malpractice costs, and also by a reduced expectation with regards to the ultimate amount of no-payment claims.

◦
More than half of the 2017 prior year loss development was from workers' compensation in Small Commercial Business driven by accident years 2012 and subsequent, which increased as a percentage of business written during this time period. Other significant development was experienced in commercial auto as well as general liability within AmTrust's Specialty Program and Small Commercial Business segments, predominantly in accident years 2012 and subsequent, as a result of industry-wide trends including increasing claim severity and claim frequency; and

•
higher initial loss ratios for current year premiums earned during the year factoring in both market conditions and recent loss trends and experience as well as elevated actual current accident year activity within the Specialty Risk and Extended Warranty lines.

Premiums - Gross premiums written decreased by $107.2 million or 5.4% during the year ended December 31, 2018 compared to the same period in 2017. The change in gross premiums written for the year ended December 31, 2018 compared to the same period in 2017 reflects reductions in Small Commercial Business and Specialty Program partially offset by significant growth within Specialty Risk and Extended Warranty.

The table below shows net premiums written by category for the years ended December 31, 2018 and 2017:

For the Year Ended December 31,	2018		2017		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Written
Small Commercial Business	$1,092,615	57.9%	$1,278,974	65.4%	$(186,359)	(14.6)%
Specialty Program	336,847	17.9%	350,113	17.9%	(13,266)	(3.8)%
Specialty Risk and Extended Warranty	455,816	24.2%	325,769	16.7%	130,047	39.9%
Total AmTrust Reinsurance	$1,885,278	100.0%	$1,954,856	100.0%	$(69,578)	(3.6)%
Net premiums written in our AmTrust Reinsurance segment for the year ended December 31, 2018 decreased by $69.6 million or 3.6% compared to the same period in 2017 due to reductions in Small Commercial Business assumed from AmTrust partially offset by growth in the Specialty Risk and Extended Warranty lines of business and the lower utilization of retrocessional capacity in 2018 compared to 2017. The decrease in Small Commercial Business was due to a combination of market conditions and underwriting measures applied by AmTrust during the year. The ratio of net premiums written to gross premiums written increased to 99.9% for the year ended December 31, 2018 compared to 98.1% for the same period in 2017.
Net premiums earned increased by $4.1 million, or 0.2% for the year ended December 31, 2018 compared to the same period in 2017 mainly due to growth in net premiums written on the Specialty Risk and Extended Warranty lines of business within the AmTrust quota share and the lower utilization of retrocessional capacity in 2018 compared to 2017. The table below details net premiums earned by category for the years ended December 31, 2018 and 2017:

For the Year Ended December 31,	2018		2017		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned
Small Commercial Business	$1,167,581	61.0%	$1,255,941	65.8%	$(88,360)	(7.0)%
Specialty Program	345,805	18.1%	344,336	18.0%	1,469	0.4%
Specialty Risk and Extended Warranty	400,329	20.9%	309,367	16.2%	90,962	29.4%
Total AmTrust Reinsurance	$1,913,715	100.0%	$1,909,644	100.0%	$4,071	0.2%
Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $308.1 million, or 20.6%, for the year ended December 31, 2018 compared to the same period in 2017. Net loss and LAE ratios increased to 94.4% for the year ended December 31, 2018 compared to 78.4% for the same period in 2017.
During the year ended December 31, 2018, the net loss and LAE ratio increased by 16.0 points compared to the same period in 2017 due to the following factors:

•
adverse prior year loss development of $399.2 million or 20.8 points during 2018, compared to $239.9 million or 12.5 points during 2017 which is discussed in further detail below for each respective period:

◦
Nearly half of the adverse prior year loss development in 2018 was from workers' compensation, driven by accident years 2014 to 2016 due to an increased expectation of loss development at later maturities. Other significant adverse loss development occurred in European hospital liability within Specialty Risk and Extended Warranty, and the general liability and commercial auto lines within Small Commercial Business and Specialty Program where elevated loss activity had been observed. The adverse loss development in European hospital liability was partly caused by the failure of the Italian government to implement a law passed in April 2017 which was expected to reduce medical malpractice costs, and also by a reduced expectation with regards to the ultimate amount of no-payment claims;

◦
More than half of the 2017 adverse prior year loss development was from workers' compensation in Small Commercial Business driven by accident years 2012 and subsequent, which increased as a percentage of business written during this time period. Other significant development was experienced in commercial auto as well as general liability within AmTrust's Specialty Program and Small Commercial Business segments, predominantly in accident years 2012 and subsequent, as a result of industry-wide trends including increasing claim severity and claim frequency; and

•
higher initial loss ratios on current year premiums earned during the year factoring in both market conditions and recent loss trends and experience as well as elevated actual current accident year activity within Specialty Risk and Extended Warranty lines.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $1.2 million, or 0.2%, for the year ended December 31, 2018 compared the same period in 2017. The commission and other acquisition expense ratio remained flat at 32.2% for the years ended December 31, 2018 and 2017. The fluctuations in the ratios during the year ended December 31, 2018 compared to 2017 reflect the change in the mix of business and is also affected by lower commission associated with the retrocession premium ceded during the year ended December 31, 2018 compared to the same period in 2017.

General and Administrative Expenses - General and administrative expenses increased by $0.8 million, or 26.0%, for the year ended December 31, 2018 compared to the same period in 2017. The general and administrative expense ratio has remained unchanged at 0.2% for the years ended December 31, 2018 and 2017, respectively. The overall expense ratio (including commission and other acquisition expenses) was 32.4% for both years ended December 31, 2018 and 2017.
Comparison of Years Ended December 31, 2017 and 2016
The combined ratio increased to 110.8% for the year ended December 31, 2017 compared to 98.4% during the same period in 2016 largely due to the following:

•
adverse reserve development of $239.9 million or 12.5 points related primarily to workers' compensation business, and to a lesser extent, development occurred in the general liability and commercial auto lines within Specialty Program and Small Commercial Business. Adverse prior year development in 2016 was $54.0 million or 2.9 points due to significant claims development within program commercial auto as well as program general liability within both Specialty Program and Small Commercial Business, predominantly in accident years 2012 and subsequent; and

•	higher initial loss ratios for current year premiums earned during the year in response to recent industry-wide trends of increasing claims frequency and severity on certain lines of business.
Premiums - Net premiums written increased by $66.4 million or 3.5% for the year ended December 31, 2017 compared to the same period in 2016 which was primarily due to the lower utilization of retrocessional capacity in 2017. The ratio of net premiums written to gross premiums written increased to 98.1% for the year ended December 31, 2017 compared to 94.1% for the same period in 2016.

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
Net premiums earned increased by $66.0 million, or 3.6% for the year ended December 31, 2017 compared to the same period in 2016. The increase is primarily due to AmTrust's prior year premium written growth as well as lower utilization of retrocessional capacity in the current period. The table below details net premiums earned by line of business for the years ended December 31, 2017 and 2016:

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
Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $273.1 million, or 22.3%, for the year ended December 31, 2017 compared to the same period in 2016. Net loss and LAE ratios were 78.4% and 66.5% for the years ended December 31, 2017 and 2016, respectively. The net loss and LAE ratio for the year ended December 31, 2017 increased largely due to the following:

•
higher adverse prior year loss development which was $239.9 million or 12.5 points during 2017, with more than half of the adverse development related to workers' compensation, and to a lesser extent, general liability and commercial auto from both Specialty Program and Small Commercial Business. This compared to $54.0 million or 2.9 points of adverse development for the same period in 2016 which was largely due to program commercial auto as well as program general liability and includes a fourth quarter reserve charge of $52.0 million related to these lines in 2016.

•	higher initial loss ratios on current year premiums earned during the year factoring in both market conditions and recent loss trends and experience.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $30.0 million, or 5.1%, for the year ended December 31, 2017 compared to 2016. The commission and other acquisition expense ratio increased to 32.2% for the year ended December 31, 2017 compared to 31.7% in 2016. The fluctuation in the ratios during the year ended

December 31, 2017 compared to 2016 reflects the change in the mix of business towards towards higher acquisition cost insurance coverages, such as Small Commercial Business which has a higher commission rate than the European Hospital Liability Quota Share. The commission ratio is also affected by the commission associated with the retrocession premium ceded during the year ended December 31, 2017 compared to the same period in 2016.
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

Liquidity and Capital Resources
Liquidity
Maiden Holdings is a holding company and transacts no business of its own. We therefore rely on cash flows in the form of dividends, advances, loans and other permitted distributions from our subsidiary companies to pay expenses and make dividend payments on our common and preference shares. The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet statutory solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions.
On March 1, 2019, we terminated the Old LPT MTA with Enstar dated as of November 9, 2018 and simultaneously signed a New LPT/ADC MTA pursuant to which an Enstar subsidiary will assume liabilities for loss reserves as of December 31, 2018 associated with the quota share reinsurance agreements between Maiden Bermuda and AmTrust in excess of a $2.44 billion retention up to $675.0 million. The $2.44 billion retention will be subject to adjustment for paid losses since December 31, 2018. The New LPT/ADC MTA and associated pending reinsurance agreement, which is subject to regulatory approval, will provide Maiden Bermuda with $175.0 million in adverse development cover over its carried AmTrust reserves at December 31, 2018. Management has assessed that the associated reinsurance agreement to the New LPT/ADC MTA meets the criteria for risk transfer and will be accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $500.0 million would result in a deferred gain which would be recognized over the settlement period in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. Consequently, cumulative adverse development subsequent to December 31, 2018, in excess of $500.0 million, may result in significant losses from operations until those periods when the deferred gain is recognized as a benefit to earnings.
Under the Old LPT MTA, we were to enter into a retrocession agreement with Enstar to effect a loss portfolio transfer in which an Enstar entity would assume loss reserves of approximately $2.675 billion associated with quota share reinsurance contracts that Maiden Bermuda has with AmTrust.  That proposed retrocession was to apply to losses arising and/or claims made on or prior to June 30, 2018.
On December 31, 2018, Maiden Bermuda, entered into the Partial Termination Amendment with AmTrust, through AmTrust’s subsidiary AII, by which the parties agreed to amend the AmTrust Quota Share, originally entered into on July 1, 2007 and subsequently amended, that is currently in-force and is set to expire on June 30, 2019. The Partial Termination Amendment provides for the cut-off of the ongoing and unearned premium of AmTrust’s Small Commercial Business and U.S. Specialty Risk and Extended Warranty business as of December 31, 2018, with the remainder of the AmTrust Quota Share remaining in place. The Partial Termination Amendment was effective as of January 1, 2019.
On January 30, 2019, Maiden Bermuda and AII, AEL and AIU DAC agreed to terminate on a run-off basis the (i) AmTrust Quota Share; and (ii) European Hospital Liability Quota Share 20% and AIU DAC cedes 40% to Maiden Bermuda of AmTrust’s European Hospital Liability business. Each termination was effective as of January 1, 2019.
The Company and Maiden Bermuda failed to meet the requirements to hold sufficient capital to cover their respective ECR as of September 30, 2018 and December 31, 2018. Maiden Bermuda has taken a series of actions which have cured its previously reported breach of the ECR as discussed in "Note 1. Organization" and "Note 18. Subsequent Events" included under Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. The Company had communicated such conditions to the BMA and is following the guidelines of a reportable “event” as stipulated by Bermuda insurance law. These restorative actions have included, but are not limited to, the Partial Termination Amendment and the terminated reinsurance agreements with AmTrust which were both effective as of January 1, 2019, and capital contributions totaling $195.0 million by Maiden Bermuda's shareholders (Maiden Holdings and Maiden NA) in December 2018 and January 2019 using a portion of the proceeds from our sale of Maiden US. As a result of the actions taken in the Strategic Review during 2018 and 2019, and pending finalization of the New LPT/ADC MTA and associated reinsurance agreement, we estimate that the Company and Maiden Bermuda will have sufficient capital in excess of their respective ECR requirements and that this position should improve throughout 2019. The New LPT/ADC MTA, in combination with these previous measures, are expected to continue to further strengthen our capital position and solvency ratios throughout 2019.
The amount of dividends that can be distributed from Maiden Bermuda is, under certain circumstances, limited under Bermuda law and Bermuda regulatory requirements, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity in accordance with the BSCR. Maiden Bermuda is restricted in paying dividends that would result in Maiden Bermuda failing to comply with the ECR as calculated based on the BSCR or cause Maiden Bermuda to fail to meet its relevant margins. At December 31, 2018, the statutory capital and surplus of Maiden Bermuda was $869.9 million and the maximum dividend Maiden Bermuda could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus requirements was $0. During 2018, Maiden Bermuda paid no dividends to Maiden Holdings (2017 - $105.0 million). Maiden Bermuda has voluntarily undertaken with the BMA not to make any capital distributions, which would include but is not limited to dividends, without the express consent of the BMA.

Pursuant to Bermuda law, we must also ensure that the value of the group's assets exceeds the amount of the group's liabilities by the aggregate Group MSM. Since December 31, 2013, we have been required to maintain available group capital and surplus at a level equal to or in excess of the Group ECR which is established by reference to either the Group BSCR model or an approved group internal capital model. As of December 31, 2018, the Group did not meet the Group ECR standards established by the BMA while the the Group MSM is expected to be met. We had communicated such conditions to the BMA and are following the guidelines of a reportable “event” as stipulated by Bermuda insurance law. Considering the actions taken by Maiden Bermuda to cure its Bermuda ECR breach described above, including the New LPT/ADC MTA with Enstar, we expect the Group MSM and ECR standards to be met and to increase further during 2019. Consistent with the continuing recovery of our capital base, we remain actively engaged in ongoing discussions with the BMA regarding the formulation of our longer term business plan, which will require the approval of the BMA for any new reinsurance business. In addition, we have voluntarily undertaken with the BMA not to make any capital distributions of any kind, including the payment of common or preferred dividends, without the express consent of the BMA.
Maiden Holdings has two Swedish domiciled operating subsidiaries, Maiden LF and Maiden GF, both regulated by the Swedish FSA. At December 31, 2018, Maiden LF and Maiden GF each has a statutory capital and surplus of $7.6 million and $6.2 million, respectively, which exceed the amount required to be maintained of $4.2 million at December 31, 2018. Maiden LF and Maiden GF are subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF and Maiden GF to Maiden Holdings. At December 31, 2018, Maiden LF and Maiden GF are allowed to pay dividends or distributions not exceeding $1.9 million and $0, respectively. During 2018 and 2017, Maiden LF and Maiden GF paid no dividends. Maiden GF was granted a general insurance license effective September 14, 2016 and began writing business in 2017 therefore its first filing with the Swedish FSA was for the period ended December 31, 2017.
Maiden Holdings’ wholly owned U.K. subsidiary, Maiden Global, operates as a reinsurance services and holding company, is subject to regulation by the U.K. Financial Conduct Authority (the "FCA") that limit the maximum amount of annual dividends or distributions paid by Maiden Global to the Company. At December 31, 2018, Maiden Global is allowed to pay dividends or distributions not exceeding $2.9 million. During 2018 and 2017, Maiden Global paid dividends to Maiden Holdings of $1.0 million and $0.7 million, respectively.
Our sources of funds historically have consisted of premium receipts net of commissions and brokerage, investment income, net proceeds from capital raising activities, which may include the issuance of debt and common and preference shares, and proceeds from sales, maturities, pay downs and redemption of investments. Cash is used primarily to pay loss and LAE, ceded reinsurance premium, general and administrative expenses, interest expense and dividends, with the remainder in excess of our operating requirements, made available to our investment managers for investment in accordance with our investment policy.
Our business has undergone significant changes in the last year. As previously noted, the Strategic Review has resulted in a series of transactions that have materially reduced the risk on our balance sheet and are transforming our operations. As a result of the transactions entered into from the Strategic Review, the Company's gross and net premiums written will be materially lower in 2019 and investment income will become a significantly larger portion of our revenues. We believe this will significantly reduce our operating cash flow.
We expect to use funds from cash and investment portfolios, collected premiums on reinsurance contracts in force or being run-off, investment income and proceeds from sales and redemptions of investments to meet expected claims payments and operational expenses. Claim payments will be principally from the run-off of existing reserves for losses and loss adjustment expenses. A significant portion of those liabilities are collateralized and claim payments will be funded by using the collateral and this should provide sufficient funding to fulfill those obligations.
We generally expect negative operating cash flows to be met or exceeded by positive investing cash flows. Overall, we expect our cash flows, together with our existing capital base and unrestricted cash and investments to be sufficient to meet cash requirements and to operate our business.
The table below summarizes our operating, investing and financing cash flows for the years ended December 31, 2018, 2017 and 2016:

For the Year Ended December 31,	2018	2017	2016
	($ in thousands)
Operating activities	$182,289	$458,568	$470,120
Investing activities	32,899	(359,855)	(578,064)
Financing activities	(68,033)	(60,418)	(76,780)
Effect of exchange rate changes on foreign currency cash	(1,556)	3,673	1,759
Total change in cash and cash equivalents (including restricted cash)	145,599	41,968	(182,965)
Less: change in cash and restricted cash of discontinued operations	(36,015)	2,995	(79,239)
Total change in cash and restricted cash of continuing operations	$181,614	$38,973	$(103,726)

Cash Flows from Operating Activities
Cash flows provided by operating activities for the year ended December 31, 2018 were $182.3 million compared to $458.6 million for the year ended December 31, 2017, a 60.2% decrease. Cash flows used in discontinued operations were $99.3 million for the year ended December 31, 2018 compared to cash flows provided by discontinued operations of $34.0 million in the year ended December 31, 2017. Cash flows provided by continuing operating activities for the year ended December 31, 2018 were $281.6 million compared to $424.6 million for the year ended December 31, 2017, a 33.7% decrease. The decrease in operating cash flows from continuing operations was the result of higher payment of losses and decreased gross premiums written in 2018 compared to 2017, offset by the increase in reserves for loss and LAE during the year ended December 31, 2018 of $207.6 million, which reflects significant adverse prior year development recognized during 2018.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. The Company continues to deploy available cash for longer-term investments as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. Net cash provided by investing activities was $32.9 million for the year ended December 31, 2018 compared to net cash used in investing activities of $359.9 million for the same period in 2017. Cash flows provided by discontinued operations was $104.9 million for the year ended December 31, 2018 compared to cash flows used in discontinued operations of $47.5 million for the same period in 2017.
Net cash flows used in investing activities from continuing operations was $72.0 million for the year ended December 31, 2018 compared to $312.3 million for the same period in 2017 as the purchases of fixed maturity securities were higher and the proceeds from the sales of fixed maturities were higher in 2018 compared to the same period in 2017. For the year ended December 31, 2018, the purchases of fixed maturity securities exceeded the proceeds from the sales, maturities and calls by $309.6 million compared to $318.8 million for the same period in 2017. Adding to the outflow in 2018 was the increase in net purchases from other investing activities of $18.3 million compared to net proceeds from other investing activities of $6.4 million for the same period in 2017. The net outflows above was offset by the proceeds from the sale of discontinued operations of $255.9 million for the year ended December 31, 2018.
Cash Flows from Financing Activities
The net cash used in financing activities for the years ended December 31, 2018, 2017 and 2016 was as follows:

For the Year Ended December 31,	2018	2017	2016
Cash flows from Financing Activities	($ in thousands)
Dividends paid - preference shares	$(25,636)	$(29,156)	$(33,756)
Dividends paid - Maiden common shareholders	(41,555)	(51,634)	(43,127)
Issuance of preference shares, net of issuance costs	—	144,942	(143)
Issuance of common shares	31	1,081	1,931
Repurchase of common shares	(873)	(25,651)	(470)
Redemption of Senior Notes	—	(100,000)	(107,500)
Issuance of 2016 Senior Notes, net of issuance costs	—	—	106,285
Net cash used in financing activities	$(68,033)	$(60,418)	$(76,780)
Cash flows used in financing activities were $68.0 million for the year ended December 31, 2018 compared to $60.4 million for the same period in 2017. The lower net cash outflow for the year ended December 31, 2017 compared to the same period in 2018 was due to the issuance of new preference shares with net proceeds of $144.9 million, which was partially used to redeem the 2012 Senior Notes issuance of $100.0 million as well as the repurchase of common shares of $25.7 million during 2017, the bulk of which was made under the Company's authorized share repurchase program. The Company did not have any capital transactions during the year ended December 31, 2018.
In addition, there was a decrease in dividends paid on preference shares of $3.5 million due to the suspension of preferred dividend payments during the fourth quarter of 2018, combined with the decrease in dividends paid to common shareholders of $10.1 million in 2018 compared to the same period in 2017. The decrease was due to: 1) the lower number of common shares outstanding during 2018; 2) a decrease in the dividend rate paid per share in the third quarter of 2018 and 3) the Board not declaring a dividend payment to common shareholders in the fourth quarter of 2018. The reduced number of average common shares outstanding was due mainly to repurchase of 3,667,134 common shares during the second half of 2017, and the repurchase of 205,000 common shares in the third quarter of 2018 which was made under the Company's authorized share repurchase program.
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

Maiden Bermuda uses trust accounts, loan to related party, funds held and letters of credit to meet collateral requirements. Consequently, cash and cash equivalents and investments are pledged in favor of ceding companies in order to comply with relevant insurance regulations or contractual requirements.
At December 31, 2018 and 2017, restricted cash and cash equivalents and fixed maturity investments used as collateral were $4.0 billion and $3.7 billion, respectively. This collateral represents 91.9% and 93.6% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and cash equivalents) at December 31, 2018 and 2017, respectively.
The following table details additional information on those assets used as collateral at December 31, 2018 and 2017:

December 31,	2018			2017
($ in thousands)	Restricted Cash & Equivalents	Fixed Maturities	Total	Restricted Cash & Equivalents	Fixed Maturities	Total
Maiden Bermuda	$21,470	$92,750	$114,220	$22,008	$86,057	$108,065
Diversified Reinsurance	21,470	92,750	114,220	22,008	86,057	108,065
Maiden Bermuda	106,720	3,812,090	3,918,810	72,726	3,503,833	3,576,559
AmTrust Reinsurance	106,720	3,812,090	3,918,810	72,726	3,503,833	3,576,559
Maiden Bermuda	1,958	6,640	8,598	171	13,609	13,780
Other	1,958	6,640	8,598	171	13,609	13,780
Total	$130,148	$3,911,480	$4,041,628	$94,905	$3,603,499	$3,698,404
As a % of Consolidated Balance Sheet captions	100.0%	96.2%	96.3%	100.0%	94.7%	94.8%
Maiden Bermuda has also loaned funds to AmTrust totaling $168.0 million at December 31, 2018 and 2017, respectively, to partially satisfy its collateral requirements with AII. Advances under the loan have been secured by promissory notes and the loan is carried at cost.
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
We do not currently anticipate that the restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies or from assets committed in trust accounts or those assets used to collateralize the letter of credit facilities will have a material impact on our ability to carry out our normal business activities.
Investments
The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities which are designated as either AFS or HTM. During the year ended December 31, 2018, we did not designate any additional fixed maturities as HTM. In 2017, the Company designated certain corporate and municipal bonds previously classified as AFS to HTM to reflect our intention of holding these bonds until maturity. Please see "Notes to Consolidated Financial Statements - Note 4. Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
During the year ended December 31, 2018, the yield on the 10-year U.S. Treasury bond increased by 29 basis points to 2.69%. The 10-year U.S. Treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The upward shift in the U.S. Treasury yield curve reflects a strengthening U.S. economy with an expansionary fiscal policy contributing to strong labor markets. These factors have resulted in central banks to steadily move away from the monetary easing policy of the last number of years at a steady pace.
The movement in the market values of our AFS fixed maturity portfolio was a net reduction of $66.6 million, primarily due to unrealized losses caused by rising interest rates and widening credit spreads that have resulted in negative returns for U.S. corporate and agency bonds during the year ended December 31, 2018. Please see "Liquidity and Capital Resources - Capital Resources" on page 77 for further information.
At December 31, 2018, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods. To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At December 31, 2018 and 2017, these respective durations in years were as follows:

December 31,	2018	2017
Fixed maturities and cash and cash equivalents	4.2	4.4
Reserve for loss and LAE	4.5	3.6
During the year ended December 31, 2018, the weighted average duration of our fixed maturity investment portfolio decreased by 0.2 years to 4.2 years; and the duration for reserve for loss and LAE increased by 0.9 years to 4.5 years mostly due to an increased expectation in paid loss emergence at later maturities. The differential in duration between these assets and liabilities may fluctuate over time and, in the case of fixed maturities, is affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our agency mortgage-backed securities ("Agency MBS') and commercial mortgage-backed securities ("CMBS"). The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows:

December 31, 2018	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$138,625	$448	$(1)	$139,072	2.6%	1.1
U.S. agency bonds – mortgage-backed	1,485,716	3,491	(36,073)	1,453,134	3.0%	5.8
U.S. agency bonds – other	129,741	40	(548)	129,233	2.8%	1.0
Non-U.S. government and supranational bonds	11,212	66	(1,206)	10,072	3.4%	5.1
Asset-backed securities	216,072	425	(1,415)	215,082	4.2%	2.4
Corporate bonds	1,128,614	6,525	(30,164)	1,104,975	3.0%	4.3
Total AFS fixed maturities	3,109,980	10,995	(69,407)	3,051,568	3.1%	4.6
HTM fixed maturities
Corporate bonds	957,845	3,872	(20,990)	940,727	3.7%	4.4
Municipal bonds	57,836	—	(551)	57,285	3.2%	4.0
Total HTM fixed maturities	1,015,681	3,872	(21,541)	998,012	3.7%	4.4
Cash and cash equivalents	330,989	—	—	330,989	2.1%	0.0
Total	$4,456,650	$14,867	$(90,948)	$4,380,569	3.1%	4.2

December 31, 2017	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$35,093	$4	$—	$35,097	1.2%	0.1
U.S. agency bonds – mortgage-backed	1,475,682	6,181	(13,723)	1,468,140	2.9%	4.8
U.S. agency bonds – other	19,868	—	(149)	19,719	3.1%	8.7
Non-U.S. government and supranational bonds	32,380	231	(1,713)	30,898	2.7%	3.3
Asset-backed securities	225,015	3,457	(79)	228,393	4.4%	2.4
Corporate bonds	911,259	28,423	(14,413)	925,269	2.7%	4.6
Total AFS fixed maturities	2,699,297	38,296	(30,077)	2,707,516	2.9%	4.5
HTM fixed maturities
Corporate bonds	1,037,464	28,694	(913)	1,065,245	3.6%	5.0
Municipal bonds	60,337	128	(84)	60,381	3.2%	4.8
Total HTM fixed maturities	1,097,801	28,822	(997)	1,125,626	3.6%	5.0
Cash and cash equivalents	149,375	—	—	149,375	0.2%	0.0
Total	$3,946,473	$67,118	$(31,074)	$3,982,517	2.9%	4.4

(1)
Average yield is calculated by dividing annualized investment income for each sub-component of AFS and HTM securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

(2)	Average duration in years.

The following table summarizes the Company's fixed maturity investment portfolio holdings by contractual maturity at December 31, 2018 and 2017:

December 31,	2018		2017
	AFS fixed maturities	HTM fixed maturities	AFS fixed maturities	HTM fixed maturities
($ in thousands)	Fair Value	Amortized cost	Fair Value	Amortized Cost
Due in one year or less	$130,756	$2,020	$64,996	$40,533
Due after one year through five years	703,347	394,875	440,560	333,003
Due after five years through ten years	549,249	618,786	487,592	724,265
Due after ten years	—	—	17,835	—
	1,383,352	1,015,681	1,010,983	1,097,801
U.S. agency bonds – mortgage-backed	1,453,134	—	1,468,140	—
Asset-backed securities	215,082	—	228,393	—
Total fixed maturities	$3,051,568	$1,015,681	$2,707,516	$1,097,801
At December 31, 2018, 91.8% of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS at December 31, 2018 and 2017 were as follows:

December 31,	2018		2017
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
U.S. agency bonds - mortgage-backed
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$152,626	9.6%	$191,118	12.8%
GNMA - variable rate	10,773	0.7%	—	—%
FNMA – fixed rate	742,749	46.9%	743,461	50.0%
FHLMC – fixed rate	546,986	34.6%	533,561	35.9%
Total U.S. agency bonds - mortgage-backed	1,453,134	91.8%	1,468,140	98.7%
U.S. agency bonds - fixed rate	129,233	8.2%	19,719	1.3%
Total U.S. agency bonds	$1,582,367	100.0%	$1,487,859	100.0%
Our Agency MBS portfolio is 35.7% of our fixed maturity investments at December 31, 2018. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reduce the total amount of investment income we earn.
At December 31, 2018 and 2017, 98.7% of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. The following summarizes the credit ratings of our fixed maturities at December 31, 2018 and 2017:

Ratings(1) at December 31,	2018		2017
($ in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
U.S. treasury bonds	$138,625	$139,072	$35,093	$35,097
U.S. agency bonds	1,615,457	1,582,367	1,495,550	1,487,859
AAA	137,172	135,119	156,631	159,682
AA+, AA, AA-	183,142	178,674	146,264	147,054
A+, A, A-	1,132,993	1,113,710	1,089,230	1,106,430
BBB+, BBB, BBB-	866,043	848,348	824,351	845,244
BB+ or lower	52,229	52,290	49,979	51,776
Total	$4,125,661	$4,049,580	$3,797,098	$3,833,142

(1)	Ratings as assigned by S&P, or equivalent

Holdings by sector and financial strength rating of our corporate bonds at December 31, 2018 and 2017 were as follows:

	Ratings(1)
December 31, 2018	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds
Corporate bonds						($ in thousands)
Basic Materials	—%	—%	0.8%	2.1%	0.7%	$73,696	3.6%
Communications	—%	0.9%	2.7%	5.0%	—%	175,924	8.6%
Consumer	—%	0.2%	13.0%	16.0%	0.3%	602,756	29.5%
Energy	—%	1.4%	3.9%	3.6%	0.7%	195,259	9.6%
Financial Institutions	0.1%	3.1%	26.8%	9.8%	0.3%	822,245	40.1%
Industrials	—%	—%	1.3%	3.7%	—%	103,349	5.0%
Technology	—%	0.7%	1.4%	0.9%	0.6%	72,473	3.6%
Total Corporate bonds	0.1%	6.3%	49.9%	41.1%	2.6%	$2,045,702	100.0%

	Ratings(1)
December 31, 2017	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds
Corporate bonds						($ in thousands)
Basic Materials	—%	—%	1.8%	4.0%	0.8%	$131,339	6.6%
Communications	—%	0.2%	1.3%	6.4%	—%	155,574	7.9%
Consumer	—%	0.7%	12.7%	13.2%	—%	530,455	26.6%
Energy	—%	0.5%	4.3%	2.2%	1.0%	160,216	8.0%
Financial Institutions	1.9%	2.9%	24.0%	10.9%	—%	789,418	39.7%
Industrials	—%	—%	2.9%	4.0%	0.1%	138,260	7.0%
Technology	—%	0.6%	2.1%	0.8%	0.7%	85,252	4.2%
Total Corporate bonds	1.9%	4.9%	49.1%	41.5%	2.6%	$1,990,514	100.0%

(1)	Ratings as assigned by S&P, or equivalent
At December 31, 2018, the Company’s ten largest corporate holdings, 100.0% of which are U.S. dollar denominated and 68.7% of which are in the Financial Institutions sector, at fair value and as a percentage of all fixed income securities, were as follows:

December 31, 2018	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating(1)
	($ in thousands)
Canadian Imperial Bank of Commerce, 3.50%, Due 9/13/2023	$25,018	0.6%	A+
Nissan Motor Acceptance Corp, 3.875%, Due 9/21/2023	24,816	0.6%	A
Royal Bank of Canada, 3.70%, Due 10/05/2023	20,080	0.5%	A
BNP Paribas, 5.00% Due 1/15/2021	19,764	0.5%	A
Altria Group Inc., 4.00%, Due 1/31/2024	19,655	0.5%	BBB
Gilead Sciences Inc, 3.65% Due 3/1/2026	19,604	0.5%	A
Brookfield Asset Management Inc, 4.00%, Due 1/15/2025	19,503	0.4%	A-
Bank of Montreal, 2.35% Due 9/11/2022	19,320	0.4%	A+
Rabobank Nederland Utrec, 3.875% Due 2/8/2022	19,311	0.4%	A+
Australia and New Zealand Banking Group, 3.70%, Due 11/16/2025	17,900	0.4%	AA-
Total	$204,971	4.8%

(1)	Ratings as assigned by S&P, or equivalent

At December 31, 2018 and December 31, 2017, respectively, we hold the following non-U.S. dollar denominated securities:

December 31,	2018		2017
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated corporate bonds	$338,712	97.1%	$434,963	93.4%
Non-U.S. government and supranational bonds	10,072	2.9%	30,899	6.6%
Total non-U.S. dollar denominated AFS securities	$348,784	100.0%	$465,862	100.0%
At December 31, 2018 and December 31, 2017, respectively, these non-U.S. securities are invested in the following currencies:

December 31,	2018		2017
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Euro	$284,440	81.6%	$398,680	85.6%
British Pound	37,469	10.7%	43,252	9.3%
Australian Dollar	19,170	5.5%	14,182	3.0%
Canadian Dollar	5,658	1.6%	5,254	1.1%
All other	2,047	0.6%	4,494	1.0%
Total non-U.S. dollar denominated AFS securities	$348,784	100.0%	$465,862	100.0%
The net decrease in non-U.S. dollar denominated fixed maturities is primarily due to sales of euro-denominated corporate bonds during the year ended December 31, 2018. At December 31, 2018 and December 31, 2017, all of the Company's non-U.S. government and supranational issuers have a rating of A or higher by S&P.

For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

Ratings(1) at December 31,	2018		2017
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$2,258	0.7%	$37,719	8.7%
AA+, AA, AA-	28,725	8.5%	35,686	8.2%
A+, A, A-	148,204	43.7%	176,657	40.6%
BBB+, BBB, BBB-	148,672	43.9%	184,901	42.5%
BB+ or lower	10,853	3.2%	—	—%
Total non-U.S. dollar denominated corporate bonds	$338,712	100.0%	$434,963	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. dollar denominated currencies at December 31, 2018 and December 31, 2017, respectively.
Other Balance Sheet Changes
The following table summarizes the Company's other material balance sheet changes at December 31, 2018 and 2017:

December 31,	2018	2017	Change	Change
	($ in thousands)%
Other assets	$39,482	$131,608	$(92,126)	(70.0)%
Reserve for loss and LAE	3,055,976	2,386,722	669,254	28.0%
Accrued expenses and other liabilities	65,494	90,069	(24,575)	(27.3)%
The Company's reserve for loss and LAE increased by 28.0% primarily due to significant adverse prior year loss development of $403.2 million recognized during 2018 in our AmTrust Reinsurance segment as well as higher loss ratio picks factoring in both market conditions and recent loss trends and experience within both of our Diversified Reinsurance and AmTrust Reinsurance segments.
Other assets decreased by 70.0% and other liabilities decreased by 27.3% as at December 31, 2018 compared to December 31, 2017. The decline in other assets and other liabilities is largely due to the commutation of our retrocessional quota share agreements with a highly rated global insurer within our AmTrust Reinsurance segment effective July 1, 2018 which has reduced both the reinsurance recoverable on unpaid losses and prepaid reinsurance, as these accounts are included within our other assets, as well as reinsurance balances payable and ceded deferred acquisition costs, as these accounts are included within our other liabilities. The decrease in other liabilities is also due a lower level of liability for securities purchased as at December 31, 2018 compared to December 31, 2017.
Capital Resources
Capital resources consist of funds deployed in support of our operations. Our total capital resources decreased by $677.9 million, or 45.4% at December 31, 2018, compared to December 31, 2017 due to the unfavorable movement in unrealized losses on our AFS investment portfolio and significant adverse loss development within our AmTrust Reinsurance segment. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months. The following table shows the movement in total capital resources at December 31, 2018 and 2017:

December 31,	2018	2017	Change	Change
	($ in thousands)%
Preference shares	$465,000	$465,000	$—	—%
Common shareholders' equity	89,275	767,174	(677,899)	(88.4)%
Total Maiden shareholders' equity	554,275	1,232,174	(677,899)	(55.0)%
Senior Notes - principal amount	262,500	262,500	—	—%
Total capital resources	$816,775	$1,494,674	$(677,899)	(45.4)%
The major factors contributing to the net decrease in capital resources were as follows:
Maiden shareholders' equity
Total shareholders' equity at December 31, 2018 decreased by $677.9 million, or 55.0%, compared to December 31, 2017 primarily due to the following factors:

•	net loss attributable to Maiden of $544.6 million. Please see "Results of Operations" on page 57 for a discussion of the Company’s net loss for the year ended December 31, 2018;

•
net decrease in AOCI of $79.0 million which arose due to: 1) higher net unrealized losses on investment of $81.7 million resulting from the net decrease in the fair value of our AFS investment portfolio relating to market price movements due to rising interest rates and widening credit spreads during 2018; and partially offset by 2) an increase in cumulative translation adjustments of $2.7 million due to the effect of the recent depreciation of the euro and British pound relative to the original currencies on our non-U.S. dollar net liabilities (excluding non-U.S. dollar denominated AFS fixed maturities);

•	dividends declared of $54.7 million related to the Company’s common and preferred shares; and partially offset by

•	net increase in share based transactions of $0.4 million.
On February 21, 2017, the Company's Board approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the year ended December 31, 2018, the Company repurchased a total of 205,000 common shares at an average price of $3.31 per share under its share repurchase authorization. At December 31, 2018, the Company has a remaining authorization of $74.2 million for share repurchases.
Please refer to "Notes to Consolidated Financial Statements - Note 14. Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of the equity instruments issued by the Company at December 31, 2018 and 2017.
Senior Notes
Please refer to "Notes to Consolidated Financial Statements - Note 11. Long Term Debt and Note 14. Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of the Senior Notes. There were no changes in the issuances of Senior Notes at December 31, 2018 compared to December 31, 2017 and we did not enter into any short-term borrowing arrangements during the year ended December 31, 2018.
We have funded a portion of our capital requirements through issuances of senior securities, including secured and unsecured debt securities, or issuances of common or preference shares. For flexibility, we have a current universal shelf registration statement that allows for the public offering and sale of our debt securities, common shares, preference shares and warrants to purchase such securities. Our ability to fund a portion of our capital requirements through the issuance of debt or equity securities will depend on future market conditions, funding needs, our financial condition and other factors and there can be no assurance that any such issuance will occur or be successful or at terms Maiden or our regulator considers acceptable.
In the Company’s report on Form 10-Q for the quarterly period ended September 30, 2018, we specified that current analysis indicated that the conditions to redeem the 2013 Senior Notes as stipulated by the securities may exist but were pending final analysis. As a result of the conditions discussed in Item 1 “Business” and Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K as regards to Maiden NA, these conditions do not exist and we have determined that the 2013 Senior Notes will remain outstanding, subject to the terms and conditions stipulated in those securities.
Financial Strength Ratings
On November 14, 2018, A.M. Best downgraded the financial strength rating to B++ (Good) with negative outlook and implications from A- (Excellent) and the long-term issuer credit rating to “bbb” from “a-”, with negative outlook and implications, of Maiden Bermuda, the Company's primary operating subsidiary. In February 2019, we requested from A.M. Best to withdraw our rating. On February 28, 2019, A.M. Best approved the withdrawal with a final rating as "B++" (Good) with negative outlook and implications.
Aggregate Contractual Obligations
In the normal course of business, the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. The Company’s aggregate contractual obligations at December 31, 2018 are as follows:

	Payment Due by Period
December 31, 2018	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations	($ in thousands)
Operating lease obligations(1)	$4,192	$1,442	$2,000	$750	$—
Senior notes (including interest payments)(2)	757,455	19,107	38,212	38,212	661,924
Reserve for loss and LAE(3)	3,055,976	855,912	1,013,325	471,816	714,923
Other investments - unfunded commitments(4)	7,773	—	7,773	—	—
Total	$3,825,396	$876,461	$1,061,310	$510,778	$1,376,847
(1) The Company leases office space, an executive apartment, office equipment and company vehicles under various operating leases expiring in various years through 2022. For further details on operating lease commitments, please refer to ""Notes to Consolidated Financial Statements, Note 12. Commitments & Contingencies included under Item 8 "Financial Statement and Supplementary Data".
(2) For further details on the terms of our Senior Notes, please refer to "Notes to Consolidated Financial Statements - Note 11. Long-Term Debt included under Item 8 "Financial Statement and Supplementary Data".
(3) The amounts included for reserve for loss and LAE reflect the estimated timing of expected loss payments on known claims and anticipated future claims at December 31, 2018. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, please refer to "Critical Accounting Policies — Reserve for Loss and Loss Adjustment Expenses" section included under Item 7 of this Annual Report on Form 10-K for the year ended December 31, 2018.
(4) We have unfunded investment commitments related to our investments in limited partnerships, which are callable by our investment managers, as well as unfunded commitments on our investments in special purpose vehicles focused on lending vehicles at December 31, 2018.
Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.
Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Australian dollar, the Canadian dollar and the Swedish krona. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely effected. At December 31, 2018, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at quarterly average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange gains were $6.0 million during the year ended December 31, 2018 compared to net foreign exchange losses of $14.9 million and net foreign exchange gains of $13.4 million during the years ended December 31, 2017 and 2016, respectively.
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

Off-Balance Sheet Arrangements
At December 31, 2018, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
Recent Accounting Pronouncements
Refer to "Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies" included under Item 8 "Financial Statement and Supplementary Data", of this Annual Report on Form 10-K for a discussion on recently issued accounting pronouncements not yet adopted.

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
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At December 31, 2018, we had AFS fixed maturity securities with a fair value of $3.1 billion that are subject to interest rate risk.
The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities at December 31, 2018 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of AOCI. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of our AFS fixed maturity securities and on our shareholders’ equity at December 31, 2018:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$2,758,051	$(293,517)	(53.0)%
100 basis point increase	2,904,790	(146,778)	(26.5)%
No change	3,051,568	—	—%
100 basis point decrease	3,197,215	145,647	26.3%
200 basis point decrease	3,334,527	282,959	51.1%
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
Counterparty Credit Risk
The concentrations of the Company’s counterparty credit risk exposures have not changed materially compared to December 31, 2017. The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments at December 31, 2018 and 2017:

December 31,	2018	2017
Ratings(1)
AA+ or better	46.3%	43.4%
AA, AA-, A+, A, A-	31.4%	33.2%
BBB+, BBB, BBB-	21.0%	22.1%
BB+ or lower	1.3%	1.3%
	100.0%	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At December 31, 2018, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government and agencies which are rated AA+ (please see "Liquidity and Capital Resources - Investments" in Item 7 of Part II of this Annual Report on Form 10-K), with the largest corporate issuer and the top 10 corporate issuers accounting for only 0.6% and 4.8% of the Company’s total fixed income securities, respectively.

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
The Company has exposure to credit risk as it relates to its reinsurance balances receivable. Reinsurance balances receivable from the Company’s clients at December 31, 2018 were $67.3 million, including balances both currently due and accrued, 56.9% of which is from AmTrust. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets.
The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at December 31, 2018.
Foreign Currency Risk
The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the year ended December 31, 2018 and as at December 31, 2018, 10.2% of our net premiums written and 15.2% of our reserve for loss and LAE were transacted in euro, respectively.
 We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At December 31, 2018, no hedging instruments have been entered into. Our principal foreign currency exposure is to the euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $20.4 million and $40.7 million, respectively.

Item 8. Financial Statements and Supplementary Data.
See our Consolidated Financial Statements and Notes thereto and required financial statement schedules commencing on pages F-1 through F-62 and S-1 through S-7 below.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Report, our management has performed an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2018. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, at December 31, 2018, our Company’s disclosure controls and procedures were effective.
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
In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management, including our Principal Executive Officer and Principal Financial Officer, have concluded that our internal control over financial reporting is effective as of December 31, 2018 based on those criteria.
The Company's independent auditors have issued an audit opinion on the Company's internal control over financial reporting as of December 31, 2018. This report appears below.
Changes in Internal Control Over Financial Reporting
No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f), during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Maiden Holdings, Ltd.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Maiden Holdings, Ltd. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 14, 2019, expressed an unqualified opinion on those financial statements.
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
March 14, 2019

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement for our Annual Meeting of Shareholders to be held in 2019 (the "Proxy Statement") captioned "Election of Directors", "Executive Officers", "Audit Committee", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Nominating and Corporate Governance Committee".
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned "Compensation Discussion and Analysis", "Director Compensation for 2018", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report".
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

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) Financial statements and schedules
Financial statements and schedules listed in the accompanying index to our Consolidated Financial Statements starting on page F-1 are filed as part of this Annual Report on Form 10-K, and are included in Item 8. "Financial Statement and Supplementary Data". All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
(b) Exhibits
The exhibits listed in the Exhibit Index starting on page E-1 following the signature page are filed herewith, which Exhibit Index is incorporated herein by reference.
Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda on March 14, 2019.

MAIDEN HOLDINGS, LTD.
By:
/s/ Lawrence F. Metz
Name: Lawrence F. Metz Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lawrence F. Metz	President and Chief Executive Officer	March 14, 2019
Lawrence F. Metz	(Principal Executive Officer)
/s/ Patrick J. Haveron	Chief Financial Officer	March 14, 2019
Patrick J. Haveron	(Principal Financial Officer)
/s/ Michael J. Tait	Chief Accounting Officer	March 14, 2019
Michael J. Tait	(Principal Accounting Officer)
/s/ Barry D. Zyskind	Chairman	March 14, 2019
Barry D. Zyskind
/s/ Raymond M. Neff	Director	March 14, 2019
Raymond M. Neff
/s/ Simcha G. Lyons	Director	March 14, 2019
Simcha G. Lyons
/s/ Yehuda L. Neuberger	Director	March 14, 2019
Yehuda L. Neuberger
/s/ Steven H. Nigro	Director	March 14, 2019
Steven H. Nigro

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Memorandum of Association (as amended)	(1)
3.2	Bye-Laws	(2)
4.1	Form of Common Share Certificate	(2)
4.2	Registration Rights Agreement by and between Maiden Holdings, Ltd. and Friedman, Billings, Ramsey & Co., Inc., dated as of July 3, 2007	(2)
4.3	Form of Indenture for Debt Securities by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(3)
4.4	Second Supplemental Indenture, dated March 27, 2012, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(4)
4.5	Form of 8.000% Notes due 2042 (included in Exhibit 4.4)	(4)
4.6	Certificate of Designations of 8.25% Non-Cumulative Preference Shares, Series A, adopted on August 7, 2012	(5)
4.7	Form of stock certificate evidencing 8.25% Series A Preference Share (included in Exhibit 4.6)	(5)
4.8	Third Supplemental Indenture, dated November 25, 2013, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(6)
4.9	Form of 7.75% Notes due 2043 (included in Exhibit 4.8)	(6)
4.10	Certificate of Designations of 7.125% Non-Cumulative Preference Shares, Series C, adopted on November 4, 2015	(7)
4.11	Form of stock certificate evidencing 7.125% Non-Cumulative Preference Shares, Series C (included in Exhibit 4.10)	(7)
4.12	Form of Indenture for Debt Securities by and between Maiden Holdings, Ltd., and Wilmington Trust National Association, as trustee	(8)
4.13	First Supplemental Indenture, dated as of June 14, 2016, by and between Maiden Holdings, Ltd., as guarantor, and Wilmington Trust National Association, as trustee	(8)
4.14	Certificate of Designations of 6.700% Non-Cumulative Preference Shares, Series D, adopted on May 2, 2017	(9)
4.15	Form of stock certificate evidencing 6.700% Non-Cumulative Preference Shares, Series D (included in Exhibit 4.14)	(9)
10.1*	Amended and Restated Maiden Holdings, Ltd. 2007 Share Incentive Plan as of July 26, 2011	(10)
10.2*	Form of Share Option Agreement for Employee Recipients of Options under Amended and Restated 2007 Share Incentive Plan	(2)
10.3*	Form of Share Option Agreement for Non-Employee Recipients of Options under Amended and Restated 2007 Share Incentive Plan	(2)
10.4*	Form of Performance-Based Restricted Share Unit Agreement for Employee Recipients of Restricted Share Units under the Amended and Restated 2007 Share Incentive Plan	(10)
10.5*	Form of Employment Agreement by and between Maiden and Arturo M. Raschbaum, Karen L. Schmitt, Patrick J. Haveron, Thomas Highet and Lawrence F. Metz, dated as of November 1, 2011	(11)
10.6*	CEO Separation Agreement	(21)
10.7*	CFO Separation Agreement	(21)
10.8	Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of July 3, 2007	(2)
10.9	Amendment No. 1 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of September 17, 2007	(2)
10.10	Amendment No. 2 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc. dated as of January 30, 2019.	(26)

10.11	Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. and dated as of June 1, 2008	(12)
10.12	Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of November 16, 2007	(13)
10.13	Amendment No. 1 to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of February 15, 2008	(13)
10.14	Amendment No. 2 to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd., dated as of January 30, 2019.	(26)
10.15	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Insurance Company Ltd., dated as of July 3, 2007	(2)
10.16	First Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., and Maiden Holdings North America, Ltd., dated as of November 3, 2008	(14)
10.17	Second Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd. and Maiden Reinsurance Company, dated as of December 23, 2008	(14)
10.18	Third Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd., Maiden Reinsurance Company and Maiden Specialty Insurance Company dated as of September 1, 2009	(14)
10.19	Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd., Maiden Reinsurance Company and Maiden Specialty Insurance Company dated as of August 6, 2010	(14)
10.20	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Life Försäkrings AB dated as of October 11, 2013	(15)
10.21	Reinsurance Brokerage Agreement by and between Maiden Insurance Company Ltd. and AII Reinsurance Broker Ltd., dated as of July 3, 2007	(2)
10.22	Brokerage Services Agreement between Maiden Insurance Company Ltd. and IGI Intermediaries Limited, dated as of January 1, 2008	(13)
10.23	Reinsurance Brokerage Services Agreement between Maiden Insurance Company Ltd. and IGI Intermediaries, Inc., dated as of April 3, 2008	(16)
10.24	Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of July 26, 2011	(10)
10.25	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of March 7, 2013	(17)
10.26	Endorsement No. 3 to the Amended and Restated Quota Share Agreement between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. dated as of September 30, 2015	(18)
10.27	Endorsement No 4. to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated as of August 8, 2018.	†
10.28	Endorsement No. 5 to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated as of November 6, 2018.	(21)
10.29	Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of April 1, 2011	(10)
10.3	Endorsement No. 1 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 26, 2011	(10)
10.31	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of August 7, 2012	(19)

10.32	Endorsement No. 3 to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of March 1, 2015	(28)
10.33	Endorsement No. 4 to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 1, 2016	(20)
10.34	Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company, dated as March 1, 2010	(14)
10.35	Addendum No. 1 to Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company and others, dated as October 1, 2012	(16)
10.36	Termination of Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company and others, dated as August 1, 2013	(15)
10.37	Form of Indemnification Agreement between Maiden Holdings, Ltd. and its officers and directors	(13)
10.38	Master Transaction Agreement, dated as of August 31, 2018, by and among Maiden Holdings North America, Ltd., Enstar Holdings (US) LLC and Enstar Group Limited.	(23)
10.39	Master Agreement dated as of November 9, 2018, by and among Maiden Holdings, Ltd., Maiden Reinsurance Ltd. and Enstar Group Limited	(24)
10.40	Partial Termination Endorsement to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, filed with the SEC on March 31, 2009.	(25)
10.41	AmTrust Quota Share Termination, dated January 30, 2019.	(26)
10.42	AmTrust Europe Quota Share Termination, dated January 30, 2019.	(26)
10.43	Master Agreement dated as of March 1, 2019, by and among Maiden Holdings, Ltd., Maiden Reinsurance Ltd. and Enstar Group Limited.	(27)
21.1	Subsidiaries of the registrant	†
23.1	Consent of Deloitte Ltd.	†
23.2	Consent of BDO USA, LLP	†
31.1	Section 302 Certification of CEO	†
31.2	Section 302 Certification of CFO	†
32.1	Section 906 Certification of CEO	†
32.2	Section 906 Certification of CFO	†
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

(21)
Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2018 filed with the SEC on November 9, 2018 (No. 001-34042).

(22)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on August 31, 2018 (File No. 001-34042).

(23)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2018 (File No. 001-34042).

(24)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2018 (File No. 001-34042).

(25)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2019 (File No. 001-34042).

(26)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2019 (File No. 001-34042).

(27)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2019 (File No. 001-34042).

(28)
Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 1, 2018 (File No. 001-34042).

† Filed herewith.
* Management contract or compensatory plan or arrangement

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Maiden Holdings, Ltd.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Maiden Holdings, Ltd. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2018 , and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 , in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte Ltd.

Hamilton, Bermuda
March 14, 2019

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Maiden Holdings, Ltd.
Hamilton, Bermuda

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of Maiden Holdings, Ltd. and subsidiaries (the "Company") for the year ended December 31, 2016 and the related financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York

March 6, 2017, except for the effect of discontinued operations discussed in Note 6 to the consolidated financial statements, as to which the date is March 14, 2019

MAIDEN HOLDINGS, LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017
(In thousands of U.S. dollars, except share and per share data)

	2018	2017
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2018 - $3,109,980; 2017 - $2,699,297)	$3,051,568	$2,707,516
Fixed maturities, held-to-maturity, at amortized cost (fair value 2018 - $998,012; 2017 - $1,125,626)	1,015,681	1,097,801
Other investments, at fair value	23,716	6,600
Total investments	4,090,965	3,811,917
Cash and cash equivalents	200,841	54,470
Restricted cash and cash equivalents	130,148	94,905
Accrued investment income	27,824	28,798
Reinsurance balances receivable, net (includes $38,278 and $50,269 from related parties in 2018 and 2017, respectively)	67,308	72,494
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $370,037 and $359,964 from related parties in 2018 and 2017, respectively)	388,442	380,204
Other assets	39,482	131,608
Assets held for sale	174,475	1,901,818
Total assets	$5,287,460	$6,644,189
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $2,950,388 and $2,296,025 from related parties in 2018 and 2017, respectively)	$3,055,976	$2,386,722
Unearned premiums (includes $1,135,913 and $1,179,285 from related parties in 2018 and 2017, respectively)	1,200,419	1,230,882
Accrued expenses and other liabilities (includes $50,975 and $2,193 from related parties in 2018 and 2017, respectively)	65,494	90,069
Senior notes - principal amount	262,500	262,500
Less unamortized issuance costs	7,806	8,018
Senior notes, net	254,694	254,482
Liabilities held for sale	155,961	1,449,408
Total liabilities	4,732,544	5,411,563
Commitments and Contingencies
EQUITY
Preference shares	465,000	465,000
Common shares ($0.01 par value; 87,938,537 and 87,730,054 shares issued in 2018 and 2017, respectively; 82,948,577 and 82,974,895 shares outstanding in 2018 and 2017, respectively)	879	877
Additional paid-in capital	749,418	748,113
Accumulated other comprehensive (loss) income	(65,616)	13,354
(Accumulated deficit) retained earnings	(563,891)	35,472
Treasury shares, at cost (4,989,960 and 4,755,159 shares in 2018 and 2017, respectively)	(31,515)	(30,642)
Total Maiden shareholders’ equity	554,275	1,232,174
Noncontrolling interests in subsidiaries	641	452
Total equity	554,916	1,232,626
Total liabilities and equity	$5,287,460	$6,644,189
See accompanying notes to Consolidated Financial Statements

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

For the Year Ended December 31,	2018	2017	2016
Revenues
Gross premiums written	$2,017,798	$2,078,091	$2,089,029
Net premiums written	$2,014,597	$2,037,377	$1,967,671
Change in unearned premiums	11,605	(44,718)	(42,083)
Net premiums earned	2,026,202	1,992,659	1,925,588
Other insurance revenue	9,681	9,802	10,817
Net investment income	136,285	124,135	108,689
Net realized (losses) gains on investment	(1,529)	12,222	6,774
Total other-than-temporary impairment losses	(5,832)	—	—
Total revenues	2,164,807	2,138,818	2,051,868
Expenses
Net loss and loss adjustment expenses	1,880,121	1,555,433	1,289,512
Commission and other acquisition expenses	654,740	643,797	615,523
General and administrative expenses	64,940	53,004	50,254
Interest and amortization expenses	19,318	23,260	28,173
Accelerated amortization of senior note issuance cost	—	2,809	2,345
Foreign exchange and other (gains) losses	(4,461)	14,921	(13,412)
Total expenses	2,614,658	2,293,224	1,972,395
(Loss) income from continuing operations before income taxes	(449,851)	(154,406)	79,473
Less: income tax expense (benefit)	441	(6,757)	413
Net (loss) income from continuing operations	(450,292)	(147,649)	79,060
Loss from discontinued operations, net of income tax	(94,113)	(22,096)	(30,922)
Net (loss) income	(544,405)	(169,745)	48,138
Add: net (income) loss attributable to noncontrolling interests	(219)	(151)	842
Net (loss) income attributable to Maiden	(544,624)	(169,896)	48,980
Dividends on preference shares	(25,636)	(29,156)	(33,756)
Net (loss) income attributable to Maiden common shareholders	$(570,260)	$(199,052)	$15,224
Basic (loss) earnings from continuing operations per share attributable to Maiden common shareholders	$(5.74)	$(2.06)	$0.60
Basic loss from discontinued operations per share attributable to Maiden common shareholders	(1.13)	(0.26)	(0.40)
Basic (loss) earnings per share attributable to Maiden common shareholders	$(6.87)	$(2.32)	$0.20
Diluted (loss) earnings from continuing operations per share attributable to Maiden common shareholders	$(5.74)	$(2.06)	$0.58
Diluted loss from discontinued operations per share attributable to Maiden common shareholders	(1.13)	(0.26)	(0.39)
Diluted (loss) earnings per share attributable to Maiden common shareholders	$(6.87)	$(2.32)	$0.19
Weighted average common shares - basic	83,050,362	85,678,232	77,534,860
Adjusted weighted average common shares and assumed conversions - diluted	83,050,362	85,678,232	78,686,943
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

For the Year Ended December 31,	2018	2017	2016
Net (loss) income	$(544,405)	$(169,745)	$48,138
Other comprehensive (loss) income
Net unrealized holdings (losses) gains on available-for-sale fixed maturities arising during the year	(108,771)	44,414	32,788
Adjustment for reclassification of net realized losses (gains) recognized in net (loss) income	27,075	(1,816)	576
Foreign currency translation adjustment	2,651	(44,187)	5,373
Other comprehensive (loss) income, before tax	(79,045)	(1,589)	38,737
Income tax benefit related to components of other comprehensive income	45	7	32
Other comprehensive (loss) income, after tax	(79,000)	(1,582)	38,769
Comprehensive (loss) income	(623,405)	(171,327)	86,907
Net (income) loss attributable to noncontrolling interests	(219)	(151)	842
Other comprehensive loss (income) attributable to noncontrolling interests	30	(61)	(5)
Comprehensive (income) loss attributable to noncontrolling interests	(189)	(212)	837
Comprehensive (loss) income attributable to Maiden	$(623,594)	$(171,539)	$87,744

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars)

For the Year Ended December 31,	2018	2017	2016
Preference shares – Series A, B, C and D
Beginning balance	$465,000	$315,000	$480,000
Issuance of Preference Shares – Series D	—	150,000	—
Mandatory conversion of Preference Shares – Series B	—	—	(165,000)
Ending balance	465,000	465,000	315,000
Common shares
Beginning balance	877	873	747
Shares issued on mandatory conversion of Preference Shares – Series B	—	—	121
Exercise of options and issuance of common shares	2	4	5
Ending balance	879	877	873
Additional paid-in capital
Beginning balance	748,113	749,256	579,178
Exercise of options and issuance of common shares	29	1,077	1,926
Share-based compensation expense	1,276	2,938	3,414
Issuance costs of Preference Shares	—	(5,058)	—
Mandatory conversion of Preference Shares – Series B	—	—	164,879
Others	—	(100)	(141)
Ending balance	749,418	748,113	749,256
Accumulated other comprehensive (loss) income
Beginning balance	13,354	14,997	(23,767)
Change in net unrealized (losses) gains on investment	(81,651)	42,605	33,396
Foreign currency translation adjustment	2,681	(44,248)	5,368
Ending balance	(65,616)	13,354	14,997
(Accumulated deficit) retained earnings
Beginning balance	35,472	285,662	316,184
Net (loss) income attributable to Maiden	(544,624)	(169,896)	48,980
Dividends on preference shares	(25,636)	(29,156)	(33,756)
Dividends on common shares	(29,103)	(51,138)	(45,746)
Ending balance	(563,891)	35,472	285,662
Treasury shares
Beginning balance	(30,642)	(4,991)	(4,521)
Shares repurchased	(873)	(25,651)	(470)
Ending balance	(31,515)	(30,642)	(4,991)
Noncontrolling interests in subsidiaries
Beginning balance	452	355	1,278
Acquisition of subsidiary	—	—	14
Acquisition of minority interest in subsidiaries	—	(115)	(69)
Dividend paid to noncontrolling interest	—	—	(31)
Net income (loss) attributable to noncontrolling interests	219	151	(842)
Foreign currency translation adjustment	(30)	61	5
Ending balance	641	452	355
Total equity	$554,916	$1,232,626	$1,361,152
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

For the Year Ended December 31,	2018	2017	2016
Cash flows from operating activities
Net (loss) income	$(544,405)	$(169,745)	$48,138
Less: Net loss from discontinued operations	94,113	22,096	30,922
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and share-based compensation	6,179	8,387	12,608
Net realized losses (gains) on investment	1,529	(12,222)	(6,774)
Total other-than-temporary impairment losses	5,832	—	—
Foreign exchange and other (gains) losses	(4,461)	14,921	(13,412)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(135)	79,403	10,983
Accrued investment income	752	1,088	(3,495)
Deferred commission and other acquisition expenses	(9,574)	(18,753)	(20,107)
Other assets	78,544	21,932	(45,721)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	693,215	485,626	344,914
Unearned premiums	(25,106)	23,030	75,338
Accrued expenses and other liabilities	(14,879)	(31,188)	27,333
Net cash provided by operating activities for continuing operations	281,604	424,575	460,727
Net cash (used in) provided by operating activities for discontinued operations	(99,315)	33,993	9,393
Net cash provided by operating activities	182,289	458,568	470,120
Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(997,137)	(837,903)	(1,056,618)
Purchases of other investments	(18,383)	(986)	(172)
Net proceeds from sale of discontinued operations	255,917	—	—
Proceeds from sales of fixed maturities – available-for-sale	367,346	164,957	69,007
Proceeds from maturities, paydowns and calls of fixed maturities – available-for-sale	241,962	314,540	502,266
Proceeds from maturities and calls of fixed maturities – held-to-maturity	78,241	39,653	6,172
Proceeds from sale and redemption of other investments	2,161	11,702	1,481
Other, net	(2,063)	(4,280)	(434)
Net cash used in investing activities for continuing operations	(71,956)	(312,317)	(478,298)
Net cash provided by (used in) investing activities for discontinued operations	104,855	(47,538)	(99,766)
Net cash provided by (used in) investing activities	32,899	(359,855)	(578,064)
Cash flows from financing activities:
Preference shares, net of issuance costs	—	144,942	(143)
Senior notes, net of issuance costs	—	—	106,285
Redemption of Senior Notes	—	(100,000)	(107,500)
Issuance of common shares	31	1,081	1,931
Repurchase of common shares	(873)	(25,651)	(470)
Dividends paid – Maiden common shares	(41,555)	(51,634)	(43,127)
Dividends paid – preference shares	(25,636)	(29,156)	(33,756)
Net cash used in financing activities	(68,033)	(60,418)	(76,780)
Effect of exchange rate changes on foreign currency cash	(1,556)	3,673	1,759
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	145,599	41,968	(182,965)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of year	191,503	149,535	332,500
Cash and cash equivalents and restricted cash and cash equivalents, end of year	337,102	191,503	149,535
Less: cash and restricted cash and equivalent of discontinued operations, end of year	(6,113)	(42,128)	(39,133)
Cash and restricted cash and equivalents of continuing operations, end of year	$330,989	$149,375	$110,402

Reconciliation of cash and restricted cash and equivalents to Consolidated Balance Sheets:
Cash and cash equivalents, end of year	$200,841	$54,470	$41,276
Restricted cash and cash equivalents, end of year	130,148	94,905	69,126
Total cash and cash equivalents and restricted cash and equivalents, end of year	$330,989	$149,375	$110,402

Non-cash investing activities
Investments transferred out related to novation of reinsurance contract	$176,865	$—	$—

Supplemental information on cash flows
Interest paid	$19,106	$23,106	$27,897
Taxes paid	524	555	494
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

1. Organization
Maiden Holdings, Ltd. (sometimes referred to as "Maiden Holdings" or "Parent Company") is a Bermuda-based holding company formed in June 2007, primarily focused on serving the needs of regional and specialty insurers in the United States and Europe. Together with its subsidiaries (collectively referred to as the "Company", "We" or "Maiden"), we provide reinsurance through our wholly owned subsidiary, Maiden Reinsurance Ltd. ("Maiden Bermuda") and have operations in Bermuda. Maiden Bermuda does not underwrite any direct insurance business. Internationally, we provide reinsurance-related services through Maiden Global Holdings, Ltd. ("Maiden Global") and its subsidiaries. Maiden Global primarily focuses on providing branded auto and life insurance products through its insurer partners to retail clients in the European Union and other global markets, which also produce reinsurance programs which are underwritten by Maiden Bermuda. Certain international life and general business is also written on a primary basis by Maiden Life Försäkrings AB ("Maiden LF") and Maiden General Försäkrings AB ("Maiden GF"), both wholly owned subsidiaries of Maiden Holdings, as part of Maiden Global’s service offerings.
Strategic Review
The Company's business has undergone significant changes in the last year. Maiden Holding's Board of Directors initiated a review of strategic alternatives (the "Strategic Review") in the first quarter of 2018 to evaluate ways to increase shareholder value as a result of continuing significant operating losses and lower returns on equity than planned. As part of the Strategic Review, a series of transactions were entered into which are described herein and in “Note 18. Subsequent Events", which includes additional information related to these events.
In addition, as of September 30, 2018 and December 31, 2018, the Company and Maiden Bermuda failed to meet their requirements to hold sufficient capital to cover their respective economic capital requirement (“ECR”). The Company had communicated such conditions to the Bermuda Monetary Authority ("BMA") and via its Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018 and is following the guidelines of a reportable “event” as stipulated by Bermuda insurance law. The Company has taken the following actions to remediate the breach including: (1) completed the sale of Maiden Reinsurance North America, Inc. ("Maiden US"), on December 27, 2018; (2) Maiden Bermuda's shareholders, Maiden Holdings and Maiden Holdings North America, Ltd. ("Maiden NA"), made capital injections of $125,000 on December 31, 2018 and $70,000 in January 2019 to Maiden Bermuda from the sale proceeds of Maiden US; (3) entered into a partial termination amendment ("Partial Termination Amendment") with AmTrust Financial Services Inc. ("AmTrust") effective January 1, 2019; and (4) entered into amendments which terminated the AmTrust Quota Share Reinsurance Agreement ("AmTrust Quota Share") and the AmTrust European Hospital Liability Quota Share Agreement ("European Hospital Liability Quota Share") effective January 1, 2019.
As a result of these actions and pending finalization and regulatory approval of the loss portfolio transfer and adverse development cover entered into by Maiden Bermuda and Enstar Group Limited ("New LPT/ADC MTA") on March 1, 2019, we estimate that the Company and Maiden Bermuda will have sufficient capital in excess of the respective ECR requirements and that this position should improve throughout 2019.
Discontinued Operations
As part of the strategic review initiated by the Company's Board of Directors earlier in 2018, during the third quarter of 2018, the Company made the strategic decision to divest its U.S. treaty reinsurance operations. Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations except for net loss, net loss attributable to Maiden and net loss attributable to Maiden common shareholders.
Sale of U.S. treaty reinsurance operations
The sale of the U.S. treaty reinsurance business occurred in two parts as described below:
(a) On August 29, 2018, the Company announced that it had entered into a Renewal Rights Agreement ("Renewal Rights"), dated as of August 29, 2018, with Transatlantic Reinsurance Company ("TransRe"), pursuant to which the Company agreed to sell, and TransRe agreed to purchase, Maiden US's rights to: (i) renew Maiden US’s treaty reinsurance agreements upon their expiration or cancellation, (ii) solicit renewals of and replacement coverages for the treaty reinsurance agreements and (iii) replicate and use the products and contract forms used in Maiden US’s business. The sale was consummated on August 29, 2018. The payment received for the sale of the Renewal Rights was $7,500 subject to potential additional amounts payable in the future in accordance with the agreement.
(b) On December 27, 2018, the Company announced that its subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA"), completed its sale agreement (U.S. Master Transaction Agreement, "US MTA") dated as of August 31, 2018, with Enstar Holdings (US) LLC ("Enstar Holdings"), pursuant to which Maiden NA sold, and Enstar Holdings purchased Maiden NA’s subsidiary Maiden US.
Pursuant to and subject to the terms of the US MTA:
(i) Maiden NA sold, and Enstar Holdings purchased, all of the outstanding shares of common stock of Maiden US (the “Maiden US Sale”) for gross consideration of $286,375, which included estimated closing adjustments but is subject to post-closing adjustments;
(ii) Cavello Bay Reinsurance Limited ("Cavello"), Enstar Group Limited’s ("Enstar") Bermuda reinsurance affiliate, and Maiden Bermuda entered into an agreement pursuant to which certain quota share reinsurance contracts between Maiden US and Maiden Bermuda were novated to Cavello for a ceding commission payable by Maiden Bermuda of $12,250;

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

1. Organization (continued)
(iii) Cavello and Maiden Bermuda also entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the Company’s U.S. treaty reinsurance business held by Maiden Bermuda were retroceded to Cavello in exchange for a $1,750 ceding commission; and
(iv) Maiden Bermuda provided Enstar with a reinsurance cover for loss reserve development, up to a maximum of $25,000, when losses are more than $100,000 in excess of the net loss and loss adjustment expenses recorded as of June 30, 2018, for no additional consideration.
The Company has determined that the sale of the U.S. treaty reinsurance operations represents a strategic shift that will have a major effect on its ongoing operations and financial results and that all of the held for sale criteria have been met. Accordingly, all transactions related to the U.S. treaty reinsurance operations are reported and presented as part of discontinued operations.
Please refer to "Note 2. Significant Accounting Policies" and "Note 6. Discontinued Operations" for additional information regarding the effect of the reclassifications on the Company's Consolidated Financial Statements.
Segments
As a result of the strategic decision to divest all of the Company's U.S. treaty reinsurance operations noted above, the Company has revised the composition of its reportable segments. As described in more detail below under “Note 3. Segment Information”, the reportable segments include: (i) Diversified Reinsurance which consists of a portfolio of property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe; and (ii) AmTrust Reinsurance which includes all business ceded to Maiden Bermuda from subsidiaries of AmTrust. In addition to these reportable segments, the results of operations of the former National General Holdings Corporation Quota Share ("NGHC Quota Share") segment is included in the "Other" category. All prior periods presented have been reclassified to conform to this new presentation. For the year ended December 31, 2018, the Company's AmTrust Reinsurance segment accounted for 93.5% (2017 - 95.9% and 2016 - 96.1%), of the Company's total consolidated gross premiums written.
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
As part of the strategic review initiated by the Company's Board of Directors earlier in 2018, the Company made the strategic decision to divest its U.S. treaty reinsurance operations during 2018 which had a major effect on its ongoing operations and financial results. Accordingly, all of the assets and liabilities related to the sale of the U.S. treaty reinsurance operations are removed from the Consolidated Balance Sheets of the Company and any remaining assets and liabilities related to the retrocession agreement and true up of sale consideration, are classified as held for sale in the Consolidated Balance Sheets as at December 31, 2018. All of the assets and liabilities related to the U.S. treaty reinsurance operations were reclassified as held for sale as at December 31, 2017. The operations of the Company's U.S. treaty reinsurance business up to the date of sale have been reported as part of loss from discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2018. The operations of the Company's U.S. treaty reinsurance business for the years ended December 31, 2017 and 2016 have been reclassified as part of loss from discontinued operations in the Consolidated Statements of Income.
Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations except for net loss, net loss attributable to Maiden and net loss attributable to Maiden common shareholders. Please see “Note 6. Discontinued Operations" for additional information related to discontinued operations. All prior years presented in the Consolidated Financial Statements have been reclassified to conform to this new presentation.
Estimates — The preparation of U.S. GAAP Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. The significant estimates include, but are not limited to, reserve for loss and loss adjustment expenses ("loss and LAE"); recoverability of reinsurance balances receivable and deferred commission and other acquisition expenses; determination of impairment of goodwill and other intangible assets; valuation of financial instruments and deferred tax assets; and determination of other-than-temporary impairment ("OTTI") of investments.
During the years ended December 31, 2018 and 2017, the Company significantly increased the reserve for loss and LAE in our AmTrust Reinsurance segment. The Company recorded unfavorable reserve development which reduced both its consolidated net income and net income attributable to Maiden for the year ended December 31, 2018 by approximately $399,200 or $4.81 per basic and diluted common share (2017 - $239,896 or $2.80 per basic and diluted common share). Also, as a result of the sale of the U.S. treaty reinsurance operations during the year, the Company has written off the remaining balance of goodwill and intangible assets of $74,196 as they are deemed permanently impaired.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)
Investments — The Company currently classifies its fixed maturity investments as either available-for-sale ("AFS") or held-to-maturity ("HTM"). The AFS portfolio is reported at fair value. The HTM portfolio includes securities for which we have the ability and intent to hold to maturity or redemption. The HTM portfolio is reported at amortized cost. When a security is transferred from AFS to HTM, the fair value at the time of transfer, adjusted for subsequent amortization, becomes the security's amortized cost. The fair value of fixed maturity investments is generally determined from quotations received from nationally recognized pricing services ("Pricing Service"), or when such prices are not available, by reference to broker or underwriter bid indications. Short-term investments comprise securities due to mature within one year of the date of purchase. The Company held no short-term investments as at December 31, 2018 and 2017.
The Company's other investments comprise of unquoted investments. The Company accounts for its unquoted other investments at fair value in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 944, "Financial Services - Insurance" ("ASC 944"). Unquoted other investments are primarily comprised of investments in limited partnerships, which are reported at fair value based on the financial information received from the fund managers and other information available to management, as well as investments in special purpose vehicles focused on lending activities, and start-up insurance entities, both of which are reported at fair value using recent private market transactions.
Unrealized gains or losses on fixed maturities are reported as a component of accumulated other comprehensive income ("AOCI"). The net unrealized holding gains of securities transferred from AFS to HTM at the designation date continue to be reported in the carrying value of the HTM securities and is amortized through Other Comprehensive Income over the remaining life of the securities using the effective yield method in a manner consistent with the amortization of any premium or discount.
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
Premiums and Related Expenses — For pro-rata contracts and excess-of-loss contracts where no deposit or minimum premium is specified in the contract, premium written is recognized based on estimates of ultimate premiums provided by the ceding companies. Initial estimates of premium written are recognized in the period in which the underlying risks are incepted. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined. Reinsurance premiums assumed are generally earned on a pro-rata basis over the terms of the underlying policies or reinsurance contracts. Contracts and policies written on a "losses occurring" basis cover claims that may occur during the term of the contract or policy, which is typically 12 months. Accordingly, the premium is earned evenly over the term. Contracts which are written on a "risks attaching" basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period. Reinsurance premiums on specialty risk and extended warranty are earned based on the estimated program coverage period. These estimates are based on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options, and these estimates are revised based on the actual coverage period selected by the original insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. These premiums can be subject to estimates based upon information received from ceding companies and any subsequent differences arising on such estimates are recorded in the period in which they are determined.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)
The unexpired portion of reinsurance purchased by the Company (retrocession or reinsurance premiums ceded) is included in other assets and amortized over the contract period in proportion to the amount of insurance protection provided. The ultimate amount of premiums, including adjustments, is recognized as premiums ceded, and amortized over the applicable contract period to which they apply. Losses recoverable are recorded as an asset called reinsurance recoverable on unpaid losses which is included in other assets. Premiums earned are reported net of reinsurance in the Consolidated Statements of Income.
Assumed and ceded reinsurance contracts that lack a significant transfer of risk are treated as deposits. No deposit contracts are held as at December 31, 2018 and 2017.
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
Reinsurance — Reinsurance premiums and loss and LAE ceded to other companies are accounted for on a basis consistent with those used in accounting for original policies issued and pursuant to the terms of the reinsurance contracts. The Company records premiums earned and loss and LAE incurred and ceded to other companies as reduction of premium revenue and loss and LAE. The Company accounts for commissions allowed by reinsurers on business ceded as ceding commission, which is a reduction of acquisition costs and other underwriting expenses. The Company earns commissions on reinsurance premiums ceded in a manner consistent with the recognition of the premium earned on the underlying insurance policies, on a pro-rata basis over the terms of the policies reinsured. Reinsurance recoverable relate to the portion of reserves and paid loss and LAE that are ceded to other companies. The Company remains contingently liable for all loss payments in the event of failure to collect from reinsurers.
Ceding Commissions on Reinsurance Transactions — Ceding commissions on reinsurance transactions are commissions the Company receives from ceding gross premiums written to third party reinsurers. The ceding commissions the Company receives cover a portion of its capitalized acquisition costs and a portion of other underwriting expenses. Ceding commissions received from reinsurance transactions that represent recovery of capitalized direct acquisition costs are recorded as a reduction of deferred acquisition costs and the net amount is charged to expense in proportion to net premium revenue recognized. Ceding commissions received from reinsurance transactions that represent the recovery of other underwriting expenses are recognized in the statement of income over the insurance contract period in proportion to the insurance protection provided and classified as a reduction of acquisition costs and other underwriting expenses. Ceding commissions received, but not yet earned, that represent the recovery of other underwriting expenses are classified as a component of accrued expenses and other liabilities. The Company allocates earned ceding commissions to its segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period.
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
Goodwill and other indefinite life intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Finite life intangible assets are reviewed for indicators of impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable, and tested for impairment if appropriate. For purposes of the annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill. We have established October 1 as the date for performing the annual impairment tests or when “triggering events” occur or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds the fair value. If goodwill or other intangible assets are impaired, they are written down to their estimated fair values with a corresponding loss reflected in the Consolidated Statements of Income.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)
The announced sale of our U.S. treaty reinsurance operations resulted in a triggering event and consequently during the year ended December 31, 2018, the Company has written off the remaining balance of goodwill and intangible assets. The goodwill and intangible assets were deemed to be permanently impaired due to the sale of the U.S. treaty reinsurance renewal rights and the sale of the U.S. Diversified Reinsurance business. Please refer to "Note 6. Discontinued Operations" for further details of this disposal. The Company recognized an impairment loss of $74,196 as a result of these dispositions, which is presented in the Consolidated Statements of Income as part of the loss from discontinued operations for the year ended December 31, 2018.
Noncontrolling Interests — The Company accounts for its noncontrolling interests in accordance with ASC Topic 810 "Consolidations", and presents such noncontrolling shareholders' interest in the equity section of the Consolidated Balance Sheets. Net income (loss) attributable to noncontrolling interests is presented separately in the Consolidated Statements of Income.
Income Taxes — The Company accounts for income taxes using ASC Topic 740 "Income Taxes" for its subsidiaries operating in taxable jurisdictions. Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made. U.S. GAAP allows for the recognition of tax benefits of uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties would be included as income tax expense. The Company has not recorded or accrued any interest or penalties during the years ended December 31, 2018, 2017 and 2016.
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
Earnings Per Share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding and exclude any dilutive effects of options, restricted share units ("RSUs") and PB-RSUs. Dilutive earnings per share are computed using the weighted-average number of common shares outstanding during the period adjusted for the dilutive impact of share options, RSUs, PB-RSUs and the mandatory convertible preference shares using the if-converted method. On September 15, 2016, the Company's mandatory convertible Preference Shares - Series B were automatically converted into the Company's common shares.
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
Treasury Shares — Treasury shares are common shares repurchased by the Company and not subsequently cancelled. They also include repurchases from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares. These shares are recorded at cost and result in a reduction of our shareholders’ equity in the Consolidated Balance Sheets.
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
Assets and liabilities of subsidiaries and divisions, whose functional currency is not the U.S. dollar, are translated at year-end exchange rates. Revenues and expenses of these entities are translated at average exchange rates during the year. The effects of the translation adjustments for foreign entities are included in AOCI. The amount of cumulative translation adjustment at December 31, 2018 was $(5,854) (2017 - $(8,535)).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)
Recently Adopted Accounting Standards Updates
Revenue Recognition
In May 2014, the FASB issued Accounting Standard Update ("ASU") 2014-09 guidance that supersedes most existing revenue recognition guidance. The standard excludes from its scope the accounting for insurance contracts, leases, financial instruments, and certain other agreements that are governed under other GAAP guidance, but could affect the revenue recognition for certain of our other insurance revenue activities. The Company has adopted the guidance in ASU 2014-09 on January 1, 2018. Our analysis of revenues for the year ended December 31, 2018 indicates that substantially all of our revenues are from sources not within the scope of the standard. The Company generates an insignificant amount of fee income which is reported under other insurance revenue in the Consolidated Statements of Income and is within the scope of ASU 2014-09. The Company’s current accounting policy for this revenue is to recognize fee income as earned when the related services are performed which is consistent with the guidance in this ASU. Other insurance revenue is currently less than 1% of total revenues so the expanded disclosure requirements mandated by this ASU are not required or deemed relevant due to materiality. The adoption of ASU 2014-09 did not have a material effect on our reported consolidated financial condition, results of operations or cash flows.
Scope of Modification Accounting
In May 2017, the FASB issued ASU 2017-09 to amend the guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company currently has a number of share based payment awards as disclosed in "Note 15. Share Compensation and Pension Plans" which are recorded under compensation costs for the year ended December 31, 2018. The adoption of this guidance on January 1, 2018 did not have any impact on the Company's Consolidated Financial Statements as no modifications were made in any of its current share based payment awards.
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01 that has changed how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. Under the new guidance, entities measure many equity investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. This includes investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method. Entities are no longer able to recognize unrealized holding gains and losses on equity securities they currently classify as AFS in AOCI. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance on January 1, 2018 resulted in the recognition of $502 of net unrealized losses on our investments in limited partnerships within net earnings during the year ended December 31, 2018. Our investments in limited partnerships do not have a readily determinable fair value and therefore, the new guidance was adopted prospectively. Please refer to "Note 4. Investments (d) - Realized Gains on Investment" for additional information.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15 guidance to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance amends ASC 230 Statement of Cash Flows, a principles based requiring judgment to determine the appropriate classification of cash flow as operating, investing or financing activities which created diversity in how certain cash receipts and cash payments were classified. The new guidance clarifies that if a receipt or payment has aspects of more than one class of cash flows and cannot be separated, the classification will depend on the predominant source or use. While the new guidance attempts to clarify how the predominance principle should be applied, judgment will still be required. The guidance is effective for public business entities for annual periods beginning after December 15, 2017 and interim periods therein. Entities will have to apply the guidance retrospectively, but if it is impracticable to do so for an issue, the amendments related to that issue would be applied prospectively. The adoption of this guidance on January 1, 2018 did not have any impact on the Company's results of operations, financial position or liquidity.
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
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)
Recently Issued Accounting Standards Not Yet Adopted
Improvements to Non-employee Share-Based Payment Accounting
In June 2018, the FASB issued ASU 2018-07 guidance that simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the guidance, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees as the board viewed the awards to both employees and non-employees to be economically similar and that two different accounting models are not justified. Under the new guidance, i) non-employee share-based payment awards should be measured at the grant date fair value rather than the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be more reliably measured, ii) the measurement date for equity classified non-employee share-based payment awards is at the grant date and not the earlier of the date at which a commitment for performance by the counterparty is reached and the date at which the counter party's performance is complete, and iii) entities should consider the probability of satisfying the performance conditions when awards contain such conditions. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but not earlier than an entity's adoption date of Topic 606.
The Company grants restricted share units as payment for services rendered by its Board of Directors and the aggregate grant-date fair value of restricted share units held by the director is currently determined in accordance with ASC 718. All restricted share units granted to the non-employee directors vest on the first anniversary of the date of grant and are amortized into income over the one-year vesting period. The Company currently measures directors’ share-based payment awards at fair value at their grant date; therefore this amendment is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Codification Improvements to Topic 842, Leases
In February 2016, the FASB issued ASU 2016-02 which provides a new comprehensive model for lease accounting. Topic 842 will require a lessee to recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. In July 2018, the FASB issued ASU 2018-11 for targeted improvements related to Update 2016-02 which provides entities with an additional transition method to apply the new standard. Under the new optional transition method, an entity initially applies ASC 842 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Updates related to Topic 842 become effective for the Company on January 1, 2019 and will be applied using a modified retrospective approach. The Company intends to elect the new transition method permitted by ASU 2018-11 at the date of adoption.
The Company's future minimum lease payments, which represent minimum annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases, and which will be subject to this new guidance, will be recorded on the Company's Consolidated Balance Sheets as a lease liability with a corresponding right-of-use asset. However, under this guidance, the Company shall continue to recognize the related leasing expense within net income. Therefore, the adoption of this standard will impact the Company’s Consolidated Balance Sheets but is not expected to have a material impact on its results of operations or cash flows.
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
The Company holds a number of fixed maturities with callable features on its Consolidated Balance Sheets and this includes certain securities that have been purchased at a premium that are being amortized to their contractual maturity dates. The Company is currently evaluating the impact of this guidance on the Company's results of operations, financial position and liquidity; however, it is not expected to have a material impact at the date of adoption.
Accounting for Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13 guidance that changes the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost and require entities to record allowances for AFS debt securities rather than reduce the carrying amount as they do today under the current OTTI model. The allowance for credit losses is a valuation account that is deducted from the amortized cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. It also simplifies the accounting model for purchased credit-impaired debt securities and loans with credit deterioration since their origination. Entities will apply the standard's provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods therein. The Company is currently evaluating the impact of this guidance on its results of operations, financial condition and liquidity.

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
As a result of the strategic decision to divest all of the Company's U.S. treaty reinsurance operations as discussed in "Note 1. Organization" and "Note 6. Discontinued Operations", the Company has revised the composition of its reportable segments. Previously, the underwriting results associated with the discontinued operations of the Company's U.S. treaty reinsurance business were included within the Diversified Reinsurance segment and the operating results associated with the remnants of the U.S. excess and surplus business were included within the Other category. These are now excluded and all prior periods presented have been reclassified to conform to this new presentation.
The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. General and administrative expenses are allocated to the segments on an actual basis except salaries and benefits where management’s judgment is applied. The Company does not allocate general corporate expenses to the segments. In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, deferred commission and other acquisition expenses, loans, restricted cash and cash equivalents and investments, and reinsurance recoverable on paid and unpaid losses, unearned reinsurance premiums ceded, and funds withheld receivable (presented as part of other assets in the Consolidated Balance Sheet). All remaining assets are allocated to Corporate.
The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net (loss) income from continuing operations:

For the Year Ended December 31, 2018	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$131,518	$1,886,280	$—	$2,017,798
Net premiums written	$129,319	$1,885,278	$—	$2,014,597
Net premiums earned	$112,487	$1,913,715	$—	$2,026,202
Other insurance revenue	9,681	—	—	9,681
Net loss and LAE	(71,441)	(1,806,995)	(1,685)	(1,880,121)
Commission and other acquisition expenses	(38,749)	(615,991)	—	(654,740)
General and administrative expenses	(17,396)	(3,845)	—	(21,241)
Underwriting loss	$(5,418)	$(513,116)	$(1,685)	(520,219)
Reconciliation to net loss from continuing operations
Net investment income and realized losses on investment				134,756
Total other-than-temporary impairment loss				(5,832)
Interest and amortization expenses				(19,318)
Foreign exchange and other gains, net				4,461
Other general and administrative expenses				(43,699)
Income tax expense				(441)
Net loss from continuing operations				$(450,292)

Net loss and LAE ratio(1)	58.5%	94.4%		92.3%
Commission and other acquisition expense ratio(2)	31.7%	32.2%		32.2%
General and administrative expense ratio(3)	14.2%	0.2%		3.2%
Expense ratio(4)	45.9%	32.4%		35.4%
Combined ratio(5)	104.4%	126.8%		127.7%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Year Ended December 31, 2017	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$84,613	$1,993,478	$—	$2,078,091
Net premiums written	$82,521	$1,954,856	$—	$2,037,377
Net premiums earned	$83,015	$1,909,644	$—	$1,992,659
Other insurance revenue	9,802	—	—	9,802
Net loss and LAE	(54,714)	(1,498,881)	(1,838)	(1,555,433)
Commission and other acquisition expenses	(29,018)	(614,777)	(2)	(643,797)
General and administrative expenses	(15,976)	(3,052)	—	(19,028)
Underwriting loss	$(6,891)	$(207,066)	$(1,840)	(215,797)
Reconciliation to net loss from continuing operations
Net investment income and realized gains on investment				136,357
Interest and amortization expenses				(23,260)
Accelerated amortization of senior note issuance cost				(2,809)
Foreign exchange losses				(14,921)
Other general and administrative expenses				(33,976)
Income tax benefit				6,757
Net loss from continuing operations				$(147,649)

Net loss and LAE ratio(1)	58.9%	78.4%		77.7%
Commission and other acquisition expense ratio(2)	31.3%	32.2%		32.2%
General and administrative expense ratio(3)	17.2%	0.2%		2.6%
Expense ratio(4)	48.5%	32.4%		34.8%
Combined ratio(5)	107.4%	110.8%		112.5%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Year Ended December 31, 2016	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$82,383	$2,006,646	$—	$2,089,029
Net premiums written	$79,243	$1,888,428	$—	$1,967,671
Net premiums earned	$81,967	$1,843,621	$—	$1,925,588
Other insurance revenue	10,817	—	—	10,817
Net loss and LAE	(51,795)	(1,225,830)	(11,887)	(1,289,512)
Commission and other acquisition expenses	(31,249)	(584,820)	546	(615,523)
General and administrative expenses	(15,543)	(2,896)	—	(18,439)
Underwriting (loss) income	$(5,803)	$30,075	$(11,341)	12,931
Reconciliation to net income from continuing operations
Net investment income and realized gains on investment				115,463
Interest and amortization expenses				(28,173)
Accelerated amortization of senior note issuance cost				(2,345)
Foreign exchange gains				13,412
Other general and administrative expenses				(31,815)
Income tax expense				(413)
Net income from continuing operations				$79,060

Net loss and LAE ratio (1)	55.8%	66.5%		66.6%
Commission and other acquisition expense ratio (2)	33.7%	31.7%		31.8%
General and administrative expense ratio (3)	16.8%	0.2%		2.6%
Expense ratio(4)	50.5%	31.9%		34.4%
Combined ratio(5)	106.3%	98.4%		101.0%

(1)	Calculated by dividing the net loss and LAE by the sum of net premiums earned and other insurance revenue.

(2)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by adding together the commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Calculated by adding together the net loss and LAE ratio and the expense ratio.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

The following tables summarize the financial position of our reportable segments including the reconciliation to our consolidated assets at December 31, 2018 and 2017:

December 31, 2018	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$29,030	$38,278	$67,308
Deferred commission and other acquisition expenses	18,405	370,037	388,442
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	114,220	3,918,810	4,033,030
Other assets	28,782	640	29,422
Total assets - reportable segments	190,437	4,495,740	4,686,177
Corporate assets	—	—	426,808
Assets held for sale	—	—	174,475
Total Assets	$190,437	$4,495,740	$5,287,460

December 31, 2017	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$22,225	$50,269	$72,494
Deferred commission and other acquisition expenses	20,240	359,964	380,204
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	108,065	3,576,559	3,684,624
Other assets	17,108	104,216	121,324
Total assets - reportable segments	167,638	4,258,983	4,426,621
Corporate assets	—	—	315,750
Assets held for sale	—	—	1,901,818
Total Assets	$167,638	$4,258,983	$6,644,189

The following table shows an analysis of the Company’s gross and net premiums written and net premiums earned by geographic location for the years ended December 31, 2018, 2017 and 2016. In the case of business assumed from AmTrust, it is the location of the relevant AmTrust subsidiaries.

For the Year Ended December 31,	2018	2017	2016
Gross premiums written – North America	$1,591,745	$1,750,145	$1,700,164
Gross premiums written – Other (predominantly Europe)	426,053	327,946	388,865
Gross premiums written – Total	$2,017,798	$2,078,091	$2,089,029
Net premiums written – North America	$1,590,466	$1,710,760	$1,592,951
Net premiums written – Other (predominantly Europe)	424,131	326,617	374,720
Net premiums written – Total	$2,014,597	$2,037,377	$1,967,671
Net premiums earned – North America	$1,635,855	$1,667,219	$1,541,622
Net premiums earned – Other (predominantly Europe)	390,347	325,440	383,966
Net premiums earned – Total	$2,026,202	$1,992,659	$1,925,588

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)
The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the years ended December 31, 2018, 2017 and 2016:

For the Year Ended December 31,	2018		2017		2016
	Total	% of Total	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$129,305	6.4%	$82,534	4.1%	$78,673	4.0%
Other	14	—%	(13)	—%	570	—%
Total Diversified Reinsurance	129,319	6.4%	82,521	4.1%	79,243	4.0%
AmTrust Reinsurance
Small Commercial Business	1,092,615	54.2%	1,278,974	62.8%	1,181,496	60.1%
Specialty Program	336,847	16.7%	350,113	17.1%	344,677	17.5%
Specialty Risk and Extended Warranty	455,816	22.7%	325,769	16.0%	362,255	18.4%
Total AmTrust Reinsurance	1,885,278	93.6%	1,954,856	95.9%	1,888,428	96.0%
	$2,014,597	100.0%	$2,037,377	100.0%	$1,967,671	100.0%
The following tables set forth financial information relating to net premiums earned by major line of business and reportable segment for the years ended December 31, 2018, 2017 and 2016:

For the Year Ended December 31,	2018		2017		2016
	Total	% of Total	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$112,473	5.5%	$83,027	4.2%	$80,782	4.2%
Other	14	—%	(12)	—%	1,185	0.1%
Total Diversified Reinsurance	112,487	5.5%	83,015	4.2%	81,967	4.3%
AmTrust Reinsurance
Small Commercial Business	1,167,581	57.6%	1,255,941	63.0%	1,131,582	58.8%
Specialty Program	345,805	17.1%	344,336	17.3%	337,396	17.5%
Specialty Risk and Extended Warranty	400,329	19.8%	309,367	15.5%	374,643	19.4%
Total AmTrust Reinsurance	1,913,715	94.5%	1,909,644	95.8%	1,843,621	95.7%
	$2,026,202	100.0%	$1,992,659	100.0%	$1,925,588	100.0%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments
a) Fixed Maturities
The original or amortized cost, estimated fair value and gross unrealized gains and losses of our fixed maturities at December 31, 2018 and 2017, are as follows:

December 31, 2018	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$138,625	$448	$(1)	$139,072
U.S. agency bonds – mortgage-backed	1,485,716	3,491	(36,073)	1,453,134
U.S. agency bonds – other	129,741	40	(548)	129,233
Non-U.S. government and supranational bonds	11,212	66	(1,206)	10,072
Asset-backed securities	216,072	425	(1,415)	215,082
Corporate bonds	1,128,614	6,525	(30,164)	1,104,975
Total AFS fixed maturities	3,109,980	10,995	(69,407)	3,051,568
HTM fixed maturities:
Corporate bonds	957,845	3,872	(20,990)	940,727
Municipal bonds	57,836	—	(551)	57,285
Total HTM fixed maturities	1,015,681	3,872	(21,541)	998,012
Total fixed maturity investments	$4,125,661	$14,867	$(90,948)	$4,049,580

December 31, 2017	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$35,093	$4	$—	$35,097
U.S. agency bonds – mortgage-backed	1,475,682	6,181	(13,723)	1,468,140
U.S. agency bonds – other	19,868	—	(149)	19,719
Non-U.S. government and supranational bonds	32,380	231	(1,713)	30,898
Asset-backed securities	225,015	3,457	(79)	228,393
Corporate bonds	911,259	28,423	(14,413)	925,269
Total AFS fixed maturities	2,699,297	38,296	(30,077)	2,707,516
HTM fixed maturities:
Corporate bonds	1,037,464	28,694	(913)	1,065,245
Municipal bonds	60,337	128	(84)	60,381
Total HTM fixed maturities	1,097,801	28,822	(997)	1,125,626
Total fixed maturity investments	$3,797,098	$67,118	$(31,074)	$3,833,142

During the year ended December 31, 2018, we did not designate any additional fixed maturities as HTM. During 2017, we designated additional fixed maturities with a total fair value of $391,934 as HTM reflecting our intent to hold these securities to maturity. The net unrealized holding gain of $4,313 as at the designation date in 2017 continues to be reported in the carrying value of the HTM securities and is amortized through other comprehensive income over the remaining life of the securities using the effective yield method in a manner consistent with the amortization of any premium or discount.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)
The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS fixed maturities		HTM fixed maturities
December 31, 2018	Amortized cost	Fair value	Amortized cost	Fair value
Maturity
Due in one year or less	$130,857	$130,756	$2,020	$2,021
Due after one year through five years	715,233	703,347	394,875	391,709
Due after five years through ten years	562,102	549,249	618,786	604,282
	1,408,192	1,383,352	1,015,681	998,012
U.S. agency bonds – mortgage-backed	1,485,716	1,453,134	—	—
Asset-backed securities	216,072	215,082	—	—
Total fixed maturities	$3,109,980	$3,051,568	$1,015,681	$998,012

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. treasury bonds	$125	$(1)	$—	$—	$125	$(1)
U.S. agency bonds – mortgage-backed	416,147	(6,624)	838,091	(29,449)	1,254,238	(36,073)
U.S. agency bonds – other	26,838	(27)	17,462	(521)	44,300	(548)
Non-U.S. government and supranational bonds	4,024	(252)	3,770	(954)	7,794	(1,206)
Asset-backed securities	74,801	(1,196)	5,793	(219)	80,594	(1,415)
Corporate bonds	1,052,765	(30,334)	286,542	(20,820)	1,339,307	(51,154)
Municipal bonds	20,379	(261)	36,906	(290)	57,285	(551)
Total temporarily impaired fixed maturities	$1,595,079	$(38,695)	$1,188,564	$(52,253)	$2,783,643	$(90,948)
At December 31, 2018, there were approximately 348 securities in an unrealized loss position with a fair value of $2,783,643 and unrealized losses of $90,948. Of these securities, there were 103 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $1,188,564 and unrealized losses of $52,253.

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
OTTI
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At December 31, 2018, we have determined that the unrealized losses on fixed maturities were primarily due to interest rates rising as well as the impact of foreign exchange rate changes on certain foreign currency denominated AFS fixed maturities since their date of purchase. All fixed maturity securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed maturity securities that the Company does not plan to sell and for which the Company is not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed maturity portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed maturity securities. We continually monitor the credit quality of our fixed maturity investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. For the year ended December 31, 2018, the Company recognized $5,832 in OTTI losses in earnings on seventy-two fixed maturity securities. Comparatively, there were no OTTI losses recognized in earnings on the fixed maturity portfolio for the years ended December 31, 2017 and December 31, 2016. The following summarizes the credit ratings of our fixed maturities:

Ratings(1) at December 31, 2018	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$138,625	$139,072	3.4%
U.S. agency bonds	1,615,457	1,582,367	39.1%
AAA	137,172	135,119	3.3%
AA+, AA, AA-	183,142	178,674	4.4%
A+, A, A-	1,132,993	1,113,710	27.5%
BBB+, BBB, BBB-	866,043	848,348	21.0%
BB+ or lower	52,229	52,290	1.3%
Total fixed maturities	$4,125,661	$4,049,580	100.0%

Ratings(1) at December 31, 2017	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$35,093	$35,097	0.9%
U.S. agency bonds	1,495,550	1,487,859	38.8%
AAA	156,631	159,682	4.2%
AA+, AA, AA-	146,264	147,054	3.8%
A+, A, A-	1,089,230	1,106,430	28.9%
BBB+, BBB, BBB-	824,351	845,244	22.1%
BB+ or lower	49,979	51,776	1.3%
Total fixed maturities	$3,797,098	$3,833,142	100.0%

(1)	Based on Standard & Poor’s ("S&P"), or equivalent, ratings
b) Other Investments
The table below shows our portfolio of other investments:

December 31,	2018		2017
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investment in limited partnerships	$3,833	16.2%	$5,100	77.3%
Investment in special purpose vehicles focused on lending activities	18,383	77.5%	—	—%
Other	1,500	6.3%	1,500	22.7%
Total other investments	$23,716	100.0%	$6,600	100.0%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)
The Company has a remaining unfunded commitment on its investment in limited partnerships of approximately $414 at December 31, 2018 (2017 - $306). The Company also has a remaining unfunded commitment on its investment in special purpose vehicles focused on lending activities of approximately $7,359 at December 31, 2018. There were no such commitments outstanding at December 31, 2017.

c) Net Investment Income
Net investment income was derived from the following sources:

For the Year Ended December 31,	2018	2017	2016
Fixed maturities	$130,333	$124,415	$109,808
Cash and cash equivalents	2,123	1,973	1,628
Loan to related party	6,442	3,447	2,360
Other	1,736	1,833	1,818
	140,634	131,668	115,614
Investment expenses	(4,349)	(7,533)	(6,925)
Net investment income	$136,285	$124,135	$108,689

d) Realized Gains (Losses) on Investment
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains (losses) on investment included in the Consolidated Statements of Income:

For the Year Ended December 31, 2018	Gross gains	Gross losses	Net
AFS fixed maturities	$9,314	$(13,118)	$(3,804)
Other investments	2,275	—	2,275
Net realized gains (losses) on investment	$11,589	$(13,118)	$(1,529)

For the Year Ended December 31, 2017	Gross gains	Gross losses	Net
AFS fixed maturities	$7,598	$(1,254)	$6,344
Other investments	5,878	—	5,878
Net realized gains (losses) on investment	$13,476	$(1,254)	$12,222

For the Year Ended December 31, 2016	Gross gains	Gross losses	Net
AFS fixed maturities	$7,140	$(916)	$6,224
Other investments	550	—	550
Net realized gains (losses) on investment	$7,690	$(916)	$6,774

Proceeds from sales of AFS fixed maturities were $367,346, $164,957 and $69,007 for the years ended December 31, 2018, 2017 and 2016, respectively.
Net unrealized (losses) gains on investments, including those allocated to discontinued operations and classified as held for sale, were as follows:

December 31,	2018	2017	2016
Fixed maturities	$(59,729)	$20,586	$(23,635)
Other investments	—	1,381	3,003
Total net unrealized (losses) gains	(59,729)	21,967	(20,632)
Deferred income tax	(33)	(78)	(84)
Net unrealized (losses) gains, net of deferred income tax	$(59,762)	$21,889	$(20,716)
Change, net of deferred income tax	$(81,651)	$42,605	$33,396

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)
The portion of unrealized gains recognized in net income for the years ended December 31, 2018, 2017 and 2016, respectively, that are related to other investments still held at the end of the reporting period were as follows:

For the Year Ended December 31,	2018	2017	2016
Net gains recognized in net income on other investments during the year	$2,275	$5,878	$550
Net realized gains recognized on other investments divested during the year	(2,777)	(5,878)	(550)
Net unrealized losses recognized on other investments still held at end of year	$(502)	$—	$—
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

December 31,	2018	2017
Restricted cash – third party agreements	$21,420	$21,889
Restricted cash – related party agreements	108,728	73,016
Total restricted cash	130,148	94,905
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2018 – $88,841; 2017 – $212,507)	89,596	211,331
Restricted investments AFS – in trust for related party agreements at fair value (amortized cost: 2018 – $2,860,403; 2017 – $2,281,668)	2,806,203	2,294,367
Restricted investments HTM – in trust for related party agreements at fair value (amortized cost: 2018 – $1,015,681; 2017 – $1,097,801)	998,012	1,125,626
Total restricted investments	3,893,811	3,631,324
Total restricted cash and investments	$4,023,959	$3,726,229

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Fair Value Measurements
a) Fair Values of Financial Instruments
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at December 31, 2018 and 2017.
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
Other investments — Includes unquoted investments comprised of investments in limited partnerships and other investments which includes investments in special purpose vehicles focused on lending activities as well as investments in start-up insurance entities. The fair values of the limited partnerships are determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. The fair value of these investments are measured using the NAV practical expedient and therefore have not been categorized within the fair value hierarchy. If there is a reporting lag between the current period end and reporting date of the latest available fund valuation, we estimate fair values by starting with the most recently available valuation and adjusting for return estimates as well as any subscriptions and distributions that took place during the current period. The fair value of the investments in special purpose vehicles focused on lending activities is initially at cost which approximates fair value. In subsequent measurement periods, the fair values of these investments are determined using an internally developed discounted cash flow model. As the significant inputs used to price these securities are unobservable, the fair value of these investments are classified as Level 3. The fair value of the remaining other investments, primarily start-up insurance entities, was determined using recent private market transactions and as such, the fair value is included in the Level 3 fair value hierarchy.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Fair Value Measurements (continued)
At December 31, 2018 and 2017, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$139,072	$—	$—	$—	$139,072
U.S. agency bonds – mortgage-backed	—	1,453,134	—	—	1,453,134
U.S. agency bonds – other	—	129,233	—	—	129,233
Non-U.S. government and supranational bonds	—	10,072	—	—	10,072
Asset-backed securities	—	215,082	—	—	215,082
Corporate bonds	—	1,104,975	—	—	1,104,975
Other investments	—	—	19,883	3,833	23,716
Total	$139,072	$2,912,496	$19,883	$3,833	$3,075,284
As a percentage of total assets	2.6%	55.1%	0.4%	0.1%	58.2%

December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$35,097	$—	$—	$—	$35,097
U.S. agency bonds – mortgage-backed	—	1,468,140	—	—	1,468,140
U.S. agency bonds – other	—	19,719	—	—	19,719
Non-U.S. government and supranational bonds	—	30,898	—	—	30,898
Asset-backed securities	—	228,393	—	—	228,393
Corporate bonds	—	925,269	—	—	925,269
Other investments	—	—	1,500	5,100	6,600
Total	$35,097	$2,672,419	$1,500	$5,100	$2,714,116
As a percentage of total assets	0.5%	40.2%	—%	0.1%	40.8%

The Company utilizes a Pricing Service to assist in determining the fair value of our fixed maturity investments; however, management is ultimately responsible for all fair values presented in the Company’s financial statements. This includes responsibility for monitoring the fair value process, ensuring objective and reliable valuation practices and pricing of assets and liabilities and pricing sources. The Company analyzes and reviews the information and prices received from the Pricing Service to ensure that the prices represent a reasonable estimate of the fair value.
The Pricing Service was utilized to estimate fair value measurements for approximately 99.9% and 99.8% of our fixed maturities at December 31, 2018 and 2017, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2.
At December 31, 2018 and 2017, 0.1% and 0.2%, respectively, of the fixed maturities are valued using the market approach. At December 31, 2018, one security or approximately $5,676 of Level 2 fixed maturities, was priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At December 31, 2017, three securities or approximately $9,489 of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At December 31, 2018 and 2017, we have not adjusted any pricing provided to us based on the review performed by our investment managers. There were no transfers between Level 1 and Level 2 and there were no transfers to or from Level 3 during the periods represented by these Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Fair Value Measurements (continued)
c) Level 3 Financial Instruments
At December 31, 2018, the Company has other investments of $19,883 (December 31, 2017 - $1,500) which includes investments in special purpose vehicles focused on lending activities as well as investments in start-up insurance entities. The fair value of the investments in special purpose vehicles focused on lending activities is initially at cost which approximates fair value. In subsequent measurement periods, the fair values of these investments are determined using an internally developed discounted cash flow model. The fair value of investments in start-up insurance entities was determined using recent private market transactions. Due to the significant unobservable inputs in these valuations, the Company includes the estimate of the fair value of each of these other investments as Level 3. During the years ended December 31, 2018 and 2017, there were no transfers into or out of Level 3.
d) Financial Instruments not measured at Fair Value
The following table presents the fair value and carrying value of the financial instruments not measured at fair value:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
HTM – corporate bonds	$957,845	$940,727	$1,037,464	$1,065,245
HTM - municipal bonds	57,836	57,285	60,337	60,381
Total financial assets	$1,015,681	$998,012	$1,097,801	$1,125,626

Financial Liabilities
Senior Notes - MHLA – 6.625%	$110,000	$75,240	$110,000	$101,200
Senior Notes - MHNC – 7.75%	152,500	143,960	152,500	149,029
Total financial liabilities	$262,500	$219,200	$262,500	$250,229

6. Discontinued Operations
Sale of U.S. Treaty Reinsurance operations
As described in "Note 1. Organization", the Company entered into a Renewal Rights transaction with TransRe on August 29, 2018. The Company continued to earn premiums and remain liable for losses occurring subsequent to August 29, 2018 for any policies in force prior to and as of August 29, 2018, through December 27, 2018, the date the sale of Maiden US was closed pursuant to the US MTA with Enstar.
Maiden US was a substantial portion of our Diversified Reinsurance segment, therefore, the Company concluded that the sale represents a strategic shift that will have a major effect on its ongoing operations and financial results and that all of the held for sale criteria have been met. Accordingly, all transactions related to the U.S. treaty reinsurance operations are reported and presented as part of discontinued operations. Accordingly, all of the assets and liabilities related to the sale of the U.S. treaty reinsurance operations are removed from the Consolidated Balance Sheets of the Company and any remaining assets and liabilities related to the retrocession agreement and true up of sale consideration, are classified as held for sale in the Consolidated Balance Sheets as at December 31, 2018. All of the assets and liabilities related to the U.S. treaty reinsurance operations were reclassified as held for sale as at December 31, 2017. The operations of the Company's U.S. treaty reinsurance business up to the date of sale have been reported as part of loss from discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2018. The operations of the Company's U.S. treaty reinsurance business for the years ended December 31, 2017 and 2016 have been reclassified as part of loss from discontinued operations in the Consolidated Statements of Income.
The Company estimated the fair value of the net assets held for sale to be based on the estimated selling price less costs to sell and was classified as Level 2 within the fair value hierarchy as of December 31, 2018. The following table summarizes the components of assets and liabilities classified as held for sale on the Company's Consolidated Balance Sheet as at December 31, 2018 and 2017:

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

6. Discontinued Operations (continued)

	2018	2017
ASSETS
Fixed maturities, available-for-sale, at fair value	$63,560	$1,336,854
Cash and cash equivalents	—	13,449
Restricted cash and cash equivalents	6,113	28,679
Accrued investment income	—	6,195
Reinsurance balances receivable, net	689	272,549
Reinsurance recoverable on unpaid losses	70,158	92,728
Deferred commission and other acquisition expenses	—	59,393
Goodwill and intangible assets, net	—	75,583
Other assets	33,955	16,388
Total assets held for sale	$174,475	$1,901,818
LIABILITIES
Reserve for loss and loss adjustment expenses	$76,521	$1,160,526
Unearned premiums	—	246,156
Accrued expenses and other liabilities	79,440	42,726
Total liabilities held for sale	$155,961	$1,449,408
As discussed in "Note 1. Organization", on December 27, 2018, Cavello, Enstar's Bermuda reinsurance affiliate, and Maiden Bermuda entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the Motors Insurance business held by Maiden Bermuda were retroceded to Cavello in exchange for a ceding commission. The balance of reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement at December 31, 2018 was $70,158 which is presented as part of the assets held for sale above and in the Consolidated Balance Sheet. Enstar has credit ratings from both Standard & Poor's and Fitch Ratings of BBB at December 31, 2018.
The following table summarizes the major classes of line items constituting the net loss from discontinued operations for the years ended December 31, 2018, 2017 and 2016:

For the Year Ended December 31,	2018	2017	2016
Gross premiums written	$493,862	$737,960	$742,319
Net premiums written	$479,577	$724,611	$687,281
Net premiums earned	$618,265	$740,120	$642,562
Net investment income	39,265	42,210	37,203
Net loss and loss adjustment expenses	(474,711)	(604,578)	(530,394)
Commission and other acquisition expenses	(142,946)	(176,961)	(158,141)
General and administrative expenses	(26,739)	(17,556)	(16,730)
Amortization of intangible assets	(1,387)	(2,132)	(2,461)
Impairment of goodwill	—	—	(1,800)
Income (loss) from discontinued operations	11,747	(18,897)	(29,761)
Loss on disposal of discontinued operations	(113,294)	—	—
Loss from discontinued operations before income taxes	(101,547)	(18,897)	(29,761)
Income tax benefit (expense)	7,434	(3,199)	(1,161)
Net loss from discontinued operations, after income taxes	$(94,113)	$(22,096)	$(30,922)
The loss on disposal of discontinued operations for the year ended December 31, 2018 primarily includes the impairment of goodwill and intangible assets of $74,196 that was recognized due to the sale of Maiden US, net of the payment received for the sale of the Renewal Rights of $7,500. Please refer to "Note 7. Goodwill and Intangible Assets" for additional information regarding the Company's impairment of goodwill and intangible assets that was recognized during the year ended December 31, 2018.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

7. Goodwill and Intangible Assets
The goodwill and intangible assets historically recognized by the Company had been assigned to our Diversified Reinsurance segment. Please refer to "Note 6. Discontinued Operations" for further details regarding the impairment of these assets. The following table shows the change in the carrying value of goodwill and intangible assets previously held by the Company:

	Goodwill	Intangible Assets	Total
December 31, 2016	$57,192	$20,523	$77,715
Amortization	—	(2,132)	(2,132)
December 31, 2017	$57,192	$18,391	$75,583
Amortization	—	(1,387)	(1,387)
Impairment losses	(57,192)	(17,004)	(74,196)
December 31, 2018	$—	$—	$—

The goodwill and intangible assets are subject to annual impairment testing on October 1 or when “triggering events” occur or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds the fair value. The sale of our U.S. treaty reinsurance operations resulted in a triggering event and consequently during the year ended December 31, 2018, the Company has written off the remaining balance of goodwill and intangible assets. The goodwill and intangible assets were deemed to be permanently impaired due to the sale of the U.S. treaty reinsurance operations. The Company recognized an impairment loss of $74,196 as a result of these dispositions, which is presented in the Consolidated Statements of Income as part of the loss from discontinued operations for the year ended December 31, 2018 (2017 - $0, 2016 - $1,800).
The following tables show the analysis of goodwill and intangible assets that are included in the balance sheet as a component of assets held for sale at December 31, 2017:

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

8. Reinsurance
We use reinsurance and retrocessional agreements ("ceded reinsurance") to mitigate volatility, reduce our exposure to certain risks and to provide capital support. Additionally, starting in 2015, Maiden Bermuda entered into a number of retrocessional quota share agreements with a highly rated global insurer to cede certain lines of business from both of our reportable segments. Effective July 1, 2018, Maiden Bermuda commuted all of these retrocessional quota share agreements.
Each of these agreements provide for recovery from reinsurers or retrocessionaires of a portion of loss and LAE under certain circumstances without relieving the Company of its obligations to the policyholders. The Company remains liable to the extent that any of our reinsurers or retrocessionaires fails to meet their obligations. Loss and LAE incurred and premiums earned are reported after deduction for reinsurance and retrocession. In the event that one or more of our reinsurers or retrocessionaires are unable to meet their obligations under these reinsurance or retrocessional agreements, the Company would not realize the full value of the reinsurance recoverable balances.
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the years ended December 31, 2018, 2017 and 2016 was as follows:

For the Year Ended December 31,	2018	2017	2016
Premiums written
Direct	$11,024	$5,765	$8,045
Assumed	2,006,774	2,072,326	2,080,984
Ceded	(3,201)	(40,714)	(121,358)
Net	$2,014,597	$2,037,377	$1,967,671
Premiums earned
Direct	$10,733	$6,579	$9,766
Assumed	2,032,161	2,048,434	2,006,997
Ceded	(16,692)	(62,354)	(91,175)
Net	$2,026,202	$1,992,659	$1,925,588
Loss and LAE
Gross loss and LAE	$1,885,232	$1,601,011	$1,349,739
Loss and LAE ceded	(5,111)	(45,578)	(60,227)
Net	$1,880,121	$1,555,433	$1,289,512

The Company's reinsurance recoverable on unpaid losses balance at December 31, 2018 was $1,743 (2017 - $24,883) presented as part of other assets in the Consolidated Balance Sheets. At December 31, 2018, 96.2% (2017 - 99.5%) of the reinsurance recoverable on unpaid losses was due from reinsurers and retrocessionaires with credit ratings from A.M Best of A+ or better. At December 31, 2018 and 2017, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.
See "Note 18. Subsequent Events" for discussion relating to loss portfolio transfer and adverse development cover entered into by Maiden Bermuda and Enstar on March 1, 2019 affecting the quota share reinsurance agreements between Maiden Bermuda and AmTrust.

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
The reserving process begins with the collection and analysis of paid losses and incurred claims data for each of our contracts. While reserves are reviewed on a contract by contract basis, paid losses and incurred claims data is also aggregated into reserving segments. The segmental data is disaggregated by reserving class and further disaggregated by either accident year (i.e. the year in which the loss event occurred) or by underwriting year (i.e. the year in which the contract generating the premium and losses incepted). The Company in some cases uses underwriting year information to analyze our Diversified Reinsurance segment and subsequently allocate reserves to the respective accident years. Our reserve for loss and LAE comprises:

December 31,	2018	2017
Reserve for reported loss and LAE	$1,571,217	$1,393,560
Reserve for losses incurred but not reported ("IBNR")	1,484,759	993,162
Reserve for loss and LAE	$3,055,976	$2,386,722
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Year Ended December 31,	2018	2017	2016
Gross loss and LAE reserves, January 1	$2,386,722	$1,845,407	$1,521,364
Less: reinsurance recoverable on unpaid losses, January 1	24,883	35,948	18,279
Net loss and LAE reserves, January 1	2,361,839	1,809,459	1,503,085
Net incurred losses related to:
Current year	1,431,484	1,271,860	1,158,435
Prior years	448,637	283,573	131,077
	1,880,121	1,555,433	1,289,512
Net paid losses related to:
Current year	(440,315)	(406,883)	(274,358)
Prior years	(723,451)	(651,608)	(684,172)
	(1,163,766)	(1,058,491)	(958,530)
Effect of foreign exchange rate movements	(23,961)	55,438	(24,608)
Net loss and LAE reserves, December 31	3,054,233	2,361,839	1,809,459
Reinsurance recoverable on unpaid losses, December 31	1,743	24,883	35,948
Gross loss and LAE reserves, December 31	$3,055,976	$2,386,722	$1,845,407

Commencing in 2015, Maiden Bermuda entered into a number of retrocessional quota share agreements with a highly rated global insurer to cede certain lines of business from both of our reportable segments. Effective July 1, 2018, Maiden Bermuda commuted all of these retrocessional quota share agreements.
Actuarial Methods Used to Estimate Loss and Loss Adjustment Expense Reserves
The Company utilizes a variety of standard actuarial methods in its analysis of loss reserves. The selections from these various methods are based on the loss development characteristics of the specific line of business and significant actuarial judgment. The actuarial methods the Company utilizes include:
The Expected Loss Ratio ("ELR") method is a technique that multiplicatively applies an expected loss ratio to premium earned to yield estimated ultimate losses. The ELR assumption is generally derived from pricing information and historical experience of the business. This method is frequently used for the purpose of stability in the early valuations of an underwriting year with large and uncertain loss development factors. This technique does not take into account actual loss emergence for the underwriting

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
year being projected. As an underwriting year matures and actual loss experience becomes more credible, other methods may be applied in determining the estimated ultimate losses.
The Loss Development ("LD") method is a reserving method in which ultimate losses are estimated by applying a loss development factor to actual reported (or paid) loss experience. This method fully utilizes actual experience. Multiplication of underwriting year actual reported (or paid) losses by its respective development factor produces the estimated ultimate losses. The LD method is based upon the assumption that the relative change in a given underwriting year’s losses from one evaluation point to the next is similar to the relative change in prior underwriting years’ losses at similar evaluation points. In addition, this method is based on the assumption that the reserving and payment patterns as well as the claim handling procedures have not changed substantially over time. In the case where changes to the payment patterns or the claim handling procedures are identified, historical losses are adjusted to the current basis, and development factors are selected based on the relative change of the adjusted losses (the Berquist Sherman method is one example of this approach). When a company has a sufficiently reliable loss development history, a development pattern based on the company’s historical indications may be used to develop losses to ultimate values.
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
The average frequency and severity ("FS") reserving technique is used for lines where claim count is available, and the estimate of loss development factors is more difficult due to volatility in historical data. The available data for such lines is usually more volatile in the estimation of future losses using the LD and BF reserving methods. The FS method uses historical data to estimate the average number of ultimate claims (frequency) and the average costs of closed claims (severity). The estimate of ultimate losses by underwriting year is the result of the multiplication of the ultimate number of claims and the average cost of a claim.
With the guidance of the methods above, actuarial judgment is applied in the determination of ultimate losses. In general, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, differing methods are utilized to estimate loss and LAE reserves in each segment.
In the Diversified Reinsurance segment, the Company utilizes the ELR approach at the onset of reserving an account, the BF method for business with less but maturing loss experience, and as the experience matures the LD method. For proportional or pro-rata business, the Company typically relies heavily on the actual historical contract experience to estimate reserving parameters such as loss development factors, whereas for excess of loss business there will be more usage of industry and/or Company benchmark assumptions.
The Company has underwritten the AmTrust Reinsurance segment since July 1, 2007. A large proportion of the exposure in the underlying book of business has significant seasoning, and allows for a significant amount of credibility in using parameters derived from historical experience to calculate reserve estimates. Some segments of the book are a result of recent acquisitions or newer markets for AmTrust. These segments require a greater level of assumptions and professional judgment in deriving ultimate losses, which inherently implies a wider range of reasonable estimates. As a result, we have tended to rely on a weighted approach which primarily employs the LD method for aspects of the segment with ample historical data, while also considering the ELR or BF method for exposure resulting from recent acquisitions, or a relative business with a more limited level of experience. The FS method is also considered for segments of the AmTrust book of business for which claim count information is available. The Company’s actuarial analysis of this book of business is more refined in that it utilizes a combination of quarterly and annual data instead of contract period data in totality. Additional data detailing items such as class of business, state, claim counts, frequency and severity is available, further enhancing the reserve analysis.
Prior Year Development
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves in previous calendar years. The development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after review of changes in actuarial assessments.
The following table summarizes the adverse prior period development experienced in each of our reportable segments for the years ended December 31, 2018, 2017, and 2016:

For the Year Ended	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
December 31, 2018	$(2,326)	$(399,200)	$(1,685)	$(403,211)
December 31, 2017	(5,441)	(239,896)	(1,838)	(247,175)
December 31, 2016	(11,082)	(54,000)	(11,887)	(76,969)

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
During 2018, the Company increased incurred losses for 2017 and prior accident years by $448,637 or 19.0% of prior year net loss and LAE reserves compared to $283,573 or 15.7% in 2017 and $131,077 or 8.7% in 2016. The $403,211 of net adverse development was primarily driven by $399,200 of adverse development in the AmTrust Reinsurance segment combined with an insignificant amount of net adverse development of $2,326 in the Diversified Reinsurance segment and net adverse development of $1,685 within the Other category. In addition, some premium for prior accident years is reported to us in subsequent periods. This leads to increases in the provision for loss and LAE in prior years during current periods, which is not considered adverse development. During 2018, incurred losses in the AmTrust segment increased $45,426 (2017 - $37,212) associated with $75,359 (2017 - $57,026) of premiums earned reported during 2018 attributable to 2017 and prior accident years.
In the Diversified Reinsurance segment, the adverse prior year development was $2,326 for the year ended December 31, 2018 (2017 -$5,441, 2016 - $11,082) primarily due to adverse development in the European Capital Solutions business as well as in the facultative reinsurance run-off partially offset by favorable development in International Auto. The adverse development in 2017 and 2016 was primarily from the facultative reinsurance run-off and development in International Auto.
In the AmTrust Reinsurance segment, the adverse prior year development was $399,200 for the year ended December 31, 2018 (2017 - $239,896, 2016 - $54,000) largely from Workers' Compensation of $151,269 which represented nearly half of the adverse development, primarily driven by accident years 2014 to 2016, due to a higher expectation of loss development at later maturities as well as adverse development in European Hospital Liability of $95,794, driven by underwriting years 2011 to 2013, General Liability of $78,317, driven by accident years 2013 to 2017, and Commercial Auto liability of $76,207, primarily from accident years 2015 to 2017. The adverse loss development in European hospital liability was partly caused by the failure of the Italian government to implement a law passed in April 2017 which was expected to reduce medical malpractice costs, and also by a reduced expectation with regards to the ultimate amount of no-payment claims.
The development in 2017 for the AmTrust Reinsurance segment was largely related to Workers' Compensation, in Small Commercial Business, driven by accident years 2012 and subsequent, of $126,603; General Liability of $90,784; and, to a lesser extent, Commercial Auto Liability of $19,877, predominantly in accident years 2012 and subsequent, as a result of industry-wide trends including increasing claim severity and claim frequency. The loss development observed was in part attributable to staffing and other claims operation changes in the cedant's claims department which have distorted historical loss patterns. In 2016, the adverse development largely came from program commercial auto as well as program general liability.
Our Other category also incurred adverse prior year development of $1,685 for the year ended December 31, 2018 (2017 - $1,838, 2016 - $11,887) due to increased reserves in the run-off of the NGHC Quota Share.

a)	Claims Development
The following is a summary of the Company's incurred losses and paid losses development by accident year, net of reinsurance, from the last eight calendar years including the total reserve for losses, IBNR, plus development on reported loss and LAE for both of our reportable segments, Diversified Reinsurance and AmTrust Reinsurance, as of December 31, 2018. Information prior to 2018 is included as unaudited supplementary information. Only eight years of information has been presented as it was impractical to obtain the sufficiently detailed additional information on those earlier years. The incurred and paid amounts have been translated from the local currency to U.S. dollars using the December 31, 2018 spot rate for all years presented in the table below in order to isolate changes in foreign exchange rates from loss development. Information regarding our Other category has not been presented in the development tables below but is included in the reconciliation, as these losses include amounts from our former NGHC Quota Share segment which is in run-off and related IBNR amounts are not currently material. As a reinsurer of primarily quota share contracts, claim counts are available on a very limited basis. Therefore claim counts have not been provided in the tables below as it is impractical to do so.
The Diversified Reinsurance segment incurred losses and paid losses are analyzed by the following lines of business: (1) International; and (2) European Capital Solutions. The AmTrust Reinsurance segment incurred losses and paid losses are analyzed by the following lines of business: (1) Workers’ Compensation; (2) Commercial Auto Liability; (3) General Liability; (4) European Hospital Liability; and (5) All Other Lines. There are a number of factors to consider when evaluating the information in these tables:

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

•
The AmTrust Reinsurance segment consists primarily of two contracts, the European Hospital Liability Quota Share and a much larger quota share that includes all other covered business, the AmTrust Quota Share. There is also a small amount of excess of loss business that has not been written since 2009 which is included as a reconciling item. Maiden receives several cession statements and uses these to report premiums in three categories - Small Business Commercial, Specialty Program and Specialty Risk and Extended Warranty in Note 3. Segment Information. The tables provided include allocations of IBNR reserves to line of business by accident year. Management’s assumptions and allocation procedures

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
for these tables may produce results that differ from the actual loss emergence reported by line of business each quarter; and

•
For both segments, the premium and exposure for prior accident years is often reported to us in subsequent periods, as reporting lags exist from an insurer to a reinsurer. This leads to increases in the provision for loss and LAE in prior years, but does not reduce expected income (and in many cases can result in additional income).

Diversified Reinsurance Segment
The following tables represents information on the Company's incurred losses and LAE and cumulative paid losses and LAE, both net of reinsurance, since 2011 for our Diversified Reinsurance segment. The development tables below included reserves acquired from the loss portfolio transfer agreement associated with the GMAC International Insurance Services ("IIS") business as at November 30, 2010 of $98,827. For the purposes of disclosure, the reserves from the loss portfolio transfer was allocated to the original accident year.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Diversified Reinsurance - International	Incurred losses and loss adjustment expenses, net of reinsurance								At December 31, 2018
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2010	$80,309	$79,698	$79,623	$79,440	$77,749	$79,872	$81,917	$81,610	$(950)
2011	50,633	49,231	49,239	49,443	49,397	49,221	49,611	49,857	(52)
2012		51,171	49,440	49,751	49,873	49,941	50,196	49,915	32
2013			45,565	50,843	52,223	51,760	52,366	52,586	(84)
2014				42,993	48,917	48,839	48,758	48,531	192
2015					43,329	44,751	45,274	44,711	(689)
2016						39,081	41,003	40,341	(235)
2017							37,327	36,779	2,904
2018								45,049	16,451
Total								$449,379	$17,569
	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2010	$34,632	$43,597	$48,397	$50,206	$51,840	$53,390	$54,921	$56,603
2011	24,853	45,999	47,660	48,943	49,372	49,604	49,747	49,861
2012		24,061	41,099	43,554	44,677	45,010	45,577	45,691
2013			24,653	44,322	46,873	48,240	48,708	48,923
2014				24,037	42,577	44,886	46,128	46,385
2015					22,007	39,829	41,919	42,951
2016						22,739	36,963	38,793
2017							19,345	33,765
2018								20,824
Total								383,796
Total net reserves								$65,583

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Diversified Reinsurance - European Capital Solutions
The European Capital Solutions business is mainly a portfolio of assumed reinsurance in Europe which is now in run-off. Maiden Bermuda began writing treaty reinsurance contracts under this initiative in 2016 therefore only three calendar years of the Company's incurred losses and paid losses development by accident year have been provided in the tables below.

Diversified Reinsurance - European Capital Solutions	Incurred losses and loss adjustment expenses, net of reinsurance			At December 31, 2018
For the Year Ended December 31,	2016	2017	2018	Total IBNR
Accident Year:	Unaudited	Unaudited
2016	$4,921	$4,996	$5,381	$452
2017		8,732	10,054	2,832
2018			22,119	11,096
Total			$37,554	$14,380
	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2016	2017	2018
Accident Year:	Unaudited	Unaudited
2016	$798	$2,372	$3,357
2017		1,963	4,114
2018			3,241
Total			10,712
Total net reserves			$26,842
The following tables represent information on the Company's incurred losses and LAE and cumulative paid losses and LAE, both net of reinsurance, by significant line of business since 2011 for our AmTrust Reinsurance segment. All data shown for the AmTrust in the tables that follow are from the Company’s quota share contracts with AmTrust, both the multi-year AmTrust Quota Share and the annually renewable European Hospital Liability Quota Share. AmTrust purchases significant reinsurance for losses above $10 million covered by the AmTrust Quota Share. The Company’s share of AmTrust’s losses net of reinsurance in the AmTrust Quota Share is generally 40%. Additionally, for the Specialty Program portion of Covered Business only, AmTrust will be responsible for ultimate net loss otherwise recoverable from Maiden Bermuda to the extent that the loss ratio to Maiden Bermuda, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95%. Above and below the defined corridor, Maiden Bermuda has reinsured losses at its proportional 40% share per the AmTrust Quota Share.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
AmTrust Reinsurance: Workers’ Compensation
This reserve class consists of the Workers’ Compensation portion of the AmTrust Quota Share. The business is written in the U.S. by AmTrust from both their Small Commercial Business and Specialty Program business units. The Small Commercial Business unit focuses on writing smaller, niche workers' compensation exposures in generally low-hazard occupations. Workers’ Compensation business written in the Specialty Program unit is typically part of programs consisting of multiple lines of business. The business is produced by managing general agents with AmTrust regularly adding new programs and terminating or renegotiating unprofitable ones. Our initial underwriting year loss projections are generally based on the ELR method, derived from historical performance after the consideration of loss and premium trends. Since it is proportional exposure, and due to the size and the classes of business insured by AmTrust, this reserving class is much shorter tailed than a traditional workers compensation book, and the transition to the BF and the LD methods happens relatively quickly, within the first several years.

AmTrust Reinsurance Workers' Compensation	Incurred losses and loss adjustment expenses, net of reinsurance								At December 31, 2018
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$80,800	$81,493	$82,438	$81,240	$82,301	$83,039	$83,622	$84,710	$852
2009	102,240	102,245	103,864	109,213	106,204	105,901	107,165	110,175	2,671
2010	106,799	113,880	118,209	120,243	125,020	124,073	123,968	127,215	4,538
2011	104,923	125,549	130,712	132,728	133,995	133,916	135,379	138,600	5,898
2012		136,960	168,016	173,946	171,040	172,692	181,616	192,087	12,904
2013			237,019	245,765	238,392	242,447	261,915	276,249	24,268
2014				379,589	365,515	382,260	419,748	457,363	47,331
2015					474,140	474,212	526,269	551,145	67,629
2016						528,906	568,006	627,728	113,373
2017							615,957	654,362	189,557
2018								592,566	264,984
Total								$3,812,200	$734,005
	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$68,400	$72,823	$76,018	$77,370	$78,161	$79,230	$81,159	$82,436
2009	71,963	83,464	89,462	93,425	96,396	98,811	100,103	101,823
2010	61,322	82,614	95,120	103,280	108,171	114,639	115,014	115,959
2011	33,089	69,357	91,414	105,584	114,107	115,966	122,579	124,315
2012		45,030	88,382	119,059	138,706	150,543	158,807	164,512
2013			56,249	121,182	168,785	199,300	216,527	227,502
2014				69,512	189,954	268,467	321,258	355,414
2015					86,695	246,616	338,642	388,640
2016						110,051	284,501	380,602
2017							111,508	274,596
2018								110,954
Total								2,326,753
		All outstanding liabilities prior to 2008, net of reinsurance						1,340
Total net reserves								$1,486,787

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
AmTrust Reinsurance: General Liability
This reserve class consists of the General Liability portion of the AmTrust Quota Share. The business is written in the U.S. by AmTrust from both their Small Commercial Business and Specialty Program business units. The Small Commercial Business unit focuses on writing smaller, niche business typically underserved by the broader insurance market, which typically have limits of $1,000.   General Liability business written in the Small Commercial Business unit grew substantially following AmTrust’s renewal rights acquisition in 2014. Specialty Program business may contain a mix of exposures from retail operations, contractors, manufacturers, and other premises.
Our initial underwriting year loss projections are generally based on the ELR method, derived from historical performance after the consideration of loss and premium trends. This proportional exposure is medium tailed, and the IBNR is typically derived from the use of the initial ELR for the first several years following the earning of the exposure, followed by a transition to the BF and the LD methods.

AmTrust Reinsurance General Liability	Incurred losses and loss adjustment expenses, net of reinsurance								At December 31, 2018
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$28,786	$31,921	$33,051	$33,792	$34,169	$35,985	$36,627	$37,605	$558
2009	19,311	28,384	29,123	30,902	32,418	34,040	34,863	35,138	512
2010	15,783	28,850	34,761	36,455	38,536	38,298	41,597	42,884	400
2011	11,334	24,731	35,628	40,557	42,100	45,303	49,338	52,746	85
2012		21,281	33,445	42,450	48,851	50,800	55,991	59,948	(373)
2013			42,021	43,116	66,869	68,641	79,731	89,204	4,239
2014				65,469	66,558	77,930	99,873	111,970	10,930
2015					118,111	95,766	122,942	139,518	21,911
2016						98,149	114,864	120,911	30,371
2017							116,158	133,533	59,757
2018								121,991	87,555
Total								$945,448	$215,945

	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$20,935	$26,288	$29,384	$32,849	$32,423	$32,765	$34,935	$36,699
2009	7,840	13,904	19,727	24,298	28,312	30,924	32,878	33,473
2010	5,140	11,187	19,010	26,429	30,948	34,125	37,317	39,214
2011	2,813	6,072	12,158	22,963	31,619	39,350	41,257	47,141
2012		5,084	13,224	18,020	29,752	40,864	45,775	53,526
2013			4,996	10,226	32,249	44,698	58,377	70,074
2014				3,503	24,581	36,026	57,678	77,259
2015					20,849	33,963	52,350	79,291
2016						6,402	21,959	45,855
2017							6,967	27,001
2018								7,907
Total								517,440
		All outstanding liabilities prior to 2008, net of reinsurance						96
Total net reserves								$428,104

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
AmTrust Reinsurance: Commercial Auto Liability
Commercial Auto Liability is written in the U.S. and included in the Small Commercial Business and Specialty Program business units within the AmTrust Quota Share. The Small Commercial Business unit focuses on writing smaller, niche business typically underserved by the broader insurance market, and policies typically have limits of $1,000. Auto Liability business written in the Small Commercial Business unit grew substantially following AmTrust’s renewal rights acquisition in 2014. Commercial Auto Liability business written in the Specialty Program unit is typically part of programs consisting of multiple lines of business.
Our initial underwriting year loss projections are generally based on the ELR method, derived from historical performance after the consideration of loss and premium trends. This proportional exposure is relatively short tailed, and the transition to the BF and the LD methods happens relatively quickly, within the first several years.

AmTrust Reinsurance Commercial Auto Liability	Incurred losses and loss adjustment expenses, net of reinsurance								At December 31, 2018
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$29,890	$32,769	$33,700	$34,522	$34,584	$35,975	$35,521	$35,382	$(86)
2009	22,183	26,275	28,551	30,812	31,024	30,468	30,919	31,033	522
2010	26,239	33,457	37,154	38,043	40,193	40,523	42,146	41,996	1,657
2011	16,193	24,292	29,577	32,578	33,839	34,790	36,149	36,065	2,122
2012		20,863	32,691	40,076	44,812	48,116	46,150	45,753	(159)
2013			33,473	44,771	50,647	59,702	63,162	62,163	(86)
2014				47,525	55,023	73,966	82,427	89,299	(195)
2015					66,967	92,955	106,560	119,141	8,164
2016						121,828	118,210	144,077	19,594
2017							156,575	189,257	63,652
2018								177,150	104,045
Total								$971,316	$199,230

	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$25,207	$29,386	$30,975	$32,643	$33,536	$34,074	$34,803	$35,284
2009	14,532	18,736	22,959	26,975	29,226	29,829	29,842	30,204
2010	14,203	21,050	28,602	34,855	37,734	39,413	39,750	40,282
2011	5,721	12,333	18,813	25,808	29,769	32,362	33,130	33,155
2012		6,693	14,979	26,508	35,460	43,745	44,165	45,555
2013			8,267	19,865	34,379	48,122	57,349	59,600
2014				8,450	22,858	42,960	64,459	79,766
2015					13,102	39,179	62,945	86,433
2016						19,071	48,595	76,635
2017							26,863	69,657
2018								30,018
Total								586,589
		All outstanding liabilities prior to 2008, net of reinsurance						(19)
Total net reserves								$384,708

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
AmTrust Reinsurance: European Hospital Liability
AmTrust entered this line of business in Italy in 2010 when it believed there were significant opportunities in what had traditionally been an under-performing market. European Hospital Liability policies are written on a claim made basis. Maiden wrote a separate annually renewable contract covering this exposure in 2011 which is not part of the AmTrust Quota Share. Currently, most exposure remains in Italy with a modest amount of exposure to other European nations. The European Hospital Liability Quota Share is a claims made exposure, and in many instances claims are eventually closed with no liability. This phenomena is estimated during the reserving process, and can result in a provision for pure IBNR (reserves for claims which have not yet been reported) which is minimal or negative. This estimate will vary as the exposure matures which could result in changes to the level of reserves. Also, severity for known claims and expenses can increase over time, which requires a provision for IBNR. The net result is a relatively small amount of IBNR.
Our initial underwriting year loss projections are generally based on the ELR method, derived from historical performance after the consideration of loss and premium trends. Loss reporting for this line is unique, as a large proportion of claims are initially reserved but eventually closed with no payment, as the insurer is found to have no liability after investigation of the fundamentals of the claim. In addition, the underlying insurance policies we assume are subject to deductibles on both a per claim and aggregate basis. For these reasons, the LD method is not typically employed in the estimate of loss. After the first several years, we utilize a FS methodology; frequency is estimated on a reported claim basis and adjusted for an estimate of the proportion of claims which will close with no payment, while severity is estimated on both a gross and net of deductible basis.

AmTrust Reinsurance European Hospital Liability	Incurred losses and loss adjustment expenses, net of reinsurance								At December 31, 2018
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2011	$50,395	$23,539	$36,438	$50,344	$47,888	$65,940	$63,939	$61,308	$(1,161)
2012		80,912	82,465	81,665	104,716	93,673	88,696	114,627	4,749
2013			49,712	62,456	65,152	85,591	78,261	100,312	4,522
2014				51,720	54,462	58,335	64,909	81,846	5,846
2015					48,219	46,815	60,954	67,018	5,329
2016						45,146	51,973	68,023	8,942
2017							41,562	52,954	13,172
2018								45,244	21,425
Total								$591,332	$62,824

	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2011	$1,113	$4,408	$13,005	$23,865	$29,193	$36,272	$41,966	$46,220
2012		4,877	15,593	35,487	46,221	59,425	70,069	78,214
2013			3,030	15,243	26,225	40,015	50,302	56,372
2014				4,265	12,014	24,974	35,544	39,884
2015					3,522	11,200	23,124	29,511
2016						3,634	10,796	17,888
2017							1,297	4,479
2018								934
Total								273,502
Total net reserves								$317,830

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

AmTrust Reinsurance All Other Lines	Incurred losses and loss adjustment expenses, net of reinsurance								At December 31, 2018
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$27,630	$28,724	$28,715	$29,149	$29,237	$29,070	$29,576	$29,574	$58
2009	12,516	20,349	11,959	13,329	14,309	14,492	16,088	15,653	397
2010	14,440	15,182	24,718	15,484	16,078	16,105	17,071	17,059	1,213
2011	18,822	19,948	26,343	27,509	22,359	22,616	23,376	23,506	1,157
2012		14,697	18,443	19,426	21,898	18,673	19,850	20,260	1,961
2013			17,806	17,630	28,058	22,918	21,313	21,669	1,535
2014				20,597	25,268	26,021	24,958	26,278	341
2015					52,706	54,857	49,631	49,463	7,284
2016						79,654	74,948	72,384	6,203
2017							104,637	96,812	10,796
2018								96,910	10,431
Total								$469,568	$41,376

	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$25,776	$29,710	$29,900	$31,217	$29,388	$29,177	$30,833	$30,683
2009	7,891	8,084	8,743	11,093	13,105	13,870	15,224	15,051
2010	12,373	12,332	13,012	15,375	15,748	16,058	16,919	16,786
2011	13,840	16,424	17,571	21,279	22,044	22,715	23,892	23,661
2012		10,308	14,031	16,033	16,936	17,946	18,205	18,685
2013			11,877	15,997	17,509	20,258	20,456	20,447
2014				12,028	20,277	20,940	22,018	26,194
2015					28,929	45,208	42,631	41,962
2016						42,795	69,805	65,452
2017							48,903	80,726
2018								56,539
Total								396,186
		All outstanding liabilities prior to 2008, net of reinsurance						(1)
Total net reserves								$73,381

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Reconciliation of Development Tables to Consolidated Balance Sheet
The following table represents a reconciliation of the net incurred and paid claims development tables to the reserve for loss and LAE in the Consolidated Balance Sheet at December 31, 2018:

	December 31, 2018
	Total Net Reserves	Reinsurance Recoverables on unpaid claims	Total Gross Reserves
Diversified Reinsurance
International	$65,583	$1,743	$67,326
European Capital Solutions	26,842	—	26,842
Other reconciling items	11,421	—	11,421
Total Diversified Reinsurance - Segment	103,846	1,743	105,589

AmTrust Reinsurance
Workers' Compensation	1,486,787	—	1,486,787
General Liability	428,104	—	428,104
Commercial Auto Liability	384,708	—	384,708
European Hospital Liability	317,830	—	317,830
All Other Lines	73,381	—	73,381
Total	2,690,810	—	2,690,810
Other reconciling items	256,737	—	256,737
Total AmTrust Reinsurance - Segment	2,947,547	—	2,947,547

Other	2,840	—	2,840
Total reserves and LAE	$3,054,233	$1,743	$3,055,976

b)	Claims duration disclosure
The following unaudited supplementary information represents the average annual percentage payout of net loss and LAE by age, net of reinsurance, for both our reportable segments at December 31, 2018:

	Average annual payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8
Diversified Reinsurance
International	50.0%	39.0%	4.0%	2.0%	—%	—%	1.0%	4.0%
European Capital Solutions	16.1%	26.0%	20.4%	—%	—%	—%	—%	—%
AmTrust Reinsurance
Workers' Compensation	19.0%	25.8%	16.4%	10.3%	6.2%	3.3%	3.3%	1.1%
General Liability	6.8%	11.7%	14.5%	18.3%	16.6%	11.1%	8.5%	7.2%
Commercial Auto Liability	13.5%	19.6%	21.5%	19.7%	14.5%	6.2%	4.7%	1.4%
European Hospital Liability	3.7%	9.2%	14.4%	12.7%	8.9%	9.0%	8.2%	6.9%
All other lines	54.7%	26.2%	1.8%	5.8%	8.1%	3.1%	4.6%	0.9%

The average annual payout of incurred claims by age, net of reinsurance, is calculated using the amount of claims paid in each development year and is compared with the estimated incurred claims as of the most recent period presented.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions
The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel passed away on April 27, 2016. Based on each individual's most recent public filing, Leah Karfunkel (wife of Michael Karfunkel) owns or controls approximately 8.2% of the outstanding shares of the Company and Barry Zyskind (the Company's non-executive chairman) owns or controls approximately 7.7% of the outstanding shares of the Company. George Karfunkel owns or controls less than 5.0% of the outstanding shares of the Company based on his most recent public filings. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the president, chief executive officer and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 53.9% of the ownership interests of Evergreen Parent GP, LLC, the ultimate parent of AmTrust. AmTrust owns 1.5% of the issued and outstanding shares of National General Holdings Corporation ("NGHC"), and Leah Karfunkel, individually, through a grantor retained annuity trust and through the Michael Karfunkel 2005 Family Trust (which is controlled by Leah Karfunkel) owns 39.4% of the outstanding common shares of NGHC. Barry Zyskind is a director of NGHC.
AmTrust
The following describes transactions between the Company and AmTrust:
AmTrust Quota Share
Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended (the "Master Agreement"), by which they caused Maiden Bermuda, a wholly owned subsidiary of the Company, and AmTrust's Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. ("AII"), to enter into the AmTrust Quota Share by which AII retrocedes to Maiden Bermuda an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance and 40% of losses. The Master Agreement further provided that AII receives a ceding commission of 31% of ceded premiums written. On June 11, 2008, Maiden Bermuda and AII amended the agreement to add Retail Commercial Package Business to the Covered Business. AII receives a ceding commission of 34.375% on Retail Commercial Package Business.
On July 1, 2016, the agreement was renewed through June 30, 2019. The agreement automatically renews for successive three-year periods thereafter unless AII or Maiden Bermuda elects to so terminate the AmTrust Quota Share by giving written notice to the other party not less than nine months prior to the expiration of any successive three-year period. Either party is entitled to terminate on thirty days' notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholders' equity of Maiden Bermuda or the combined shareholders' equity of AII and the AmTrust subsidiaries. On August 8, 2018, the Company’s and AmTrust’s board of directors agreed to extend the renewal provision for the AmTrust Quota Share between Maiden Bermuda and AII. The new written notice date for renewal of the agreement was extended from September 30, 2018 to January 31, 2019.
Effective July 1, 2018, the amount AmTrust Europe Limited ("AEL") cedes to the Company was reduced to 20%. Additionally, for the Specialty Program portion of Covered Business only, AII will be responsible for ultimate net loss otherwise recoverable from Maiden Bermuda to the extent that the loss ratio to Maiden Bermuda, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% ("Loss Corridor"). Above and below the Loss Corridor, Maiden Bermuda will continue to reinsure losses at its proportional 40% share of the AmTrust Quota Share.
On December 31, 2018, Maiden Bermuda and AII amended the AmTrust Quota Share that is currently in-force and set to expire on June 30, 2019.  The amendment, which is effective January 1, 2019, provided for the cut-off of the ongoing and unearned premium of AmTrust’s Small Commercial Business, comprising workers’ compensation, general liability, umbrella liability, and professional liability (including cyber liability) insurance coverages, and U.S. Specialty Risk and Extended Warranty as of December 31, 2018, with the remainder of the AmTrust Quota Share remaining in place.  The amendment resulted in Maiden Bermuda returning approximately $716,100 in unearned premium to AII, or approximately $480,000 after consideration of ceding commission and brokerage. Please see "Note 18. Subsequent Events" for further information regarding this amendment as well as the termination of the AmTrust Quota Share and other contracts entered into by Maiden Bermuda and AII in January 2019.
European Hospital Liability Quota Share
Effective April 1, 2011, Maiden Bermuda, entered into a quota share reinsurance contract with AEL and AmTrust International Underwriters DAC ("AIU DAC"), both wholly owned subsidiaries of AmTrust. Pursuant to the terms of the contract, Maiden Bermuda assumed 40% of the premiums and losses related to policies classified as European Hospital Liability, including associated liability coverages and policies covering physician defense costs, written or renewed on or after April 1, 2011. The contract also covers policies written or renewed on or before March 31, 2011, but only with respect to losses that occur, accrue or arise on or after April 1, 2011. The maximum limit of liability attaching shall be €5,000 (€10,000 effective January 1, 2012) or currency equivalent (on a 100% basis) per original claim for any one original policy. Maiden Bermuda will pay a ceding commission of 5%.
Effective July 1, 2016, the contract was amended such that Maiden Bermuda assumes from AEL 32.5% of the premiums and losses of all policies written or renewed on or after July 1, 2016 until June 30, 2017 and 20% of all policies written or renewed on or after July 1, 2017. Please see "Note 18. Subsequent Events" for information regarding the termination of this contract in January 2019.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's results of operations for the three years ended December 31, 2018, 2017 and 2016, respectively:

For the Year Ended December 31,	2018	2017	2016
Gross and net premiums written	$1,886,280	$1,993,478	$2,006,646
Net premiums earned	1,928,208	1,969,907	1,931,656
Net loss and loss adjustment expenses	(1,810,667)	(1,549,064)	(1,287,035)
Commission and other acquisition expenses	(622,495)	(630,376)	(614,882)

Collateral provided to AmTrust
a) AmTrust Quota Share
In order to provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of the AmTrust's insurance subsidiaries, has established trust accounts ("Trust Accounts") for their benefit. Maiden Bermuda has agreed to provide appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Bermuda to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Bermuda for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Bermuda and delivered to an AmTrust subsidiary on AII's behalf, or (d) premiums withheld by an AmTrust subsidiary at Maiden Bermuda's request in lieu of remitting such premiums to AII. Maiden Bermuda may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Bermuda's proportionate share of its obligations under the AmTrust Quota Share with AII. Maiden Bermuda satisfied its collateral requirements under the AmTrust Quota Share with AII as follows:

•
by lending funds in the amount of $167,975 at December 31, 2018 and 2017 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Effective December 18, 2017, interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. Prior to that date, the interest was payable at a rate equivalent to one-month LIBOR plus 90 basis points per annum. See "Note 4. (c) Investments" for total amount of interest earned from this loan and see "Note 18. Subsequent Events" for information regarding the amendments in this loan agreement in January 2019; and

•
effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, at December 31, 2018 was approximately $3,650,418 (2017 - $3,328,757) and the accrued interest was $23,283 (2017 - $20,830). Please refer to "Note 4. (e) Investments" for additional information.

b) European Hospital Liability Quota Share
AEL requested that Maiden Bermuda provide collateral to secure its proportional share under the European Hospital Liability Quota Share. Please refer to "Note 4. (e) Investments" for additional information.
Brokerage Agreement
Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the AmTrust Quota Share and the European Hospital Liability Quota Share for a fee equal to 1.25% of the premium assumed. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker. The agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $24,103 of reinsurance brokerage expense for the year ended December 31, 2018 (2017 - $24,624, 2016 - $24,146), and deferred reinsurance brokerage of $14,199 at December 31, 2018 (2017 - $14,741) as a result of this agreement.
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM has agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. Prior to that date, the fee was payable at a rate of 0.0375%. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $4,189 of investment management fees for the year ended December 31, 2018 (2017 - $7,474, 2016 - $6,925) as a result of this agreement.
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
Regulations. For the year ended December 31, 2018, the Company recorded an expense of $69 (2017- $39, 2016 - $61) for the use of the aircraft.
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
11. Long-Term Debt
Senior Notes
At December 31, 2018, both Maiden Holdings and its wholly owned subsidiary, Maiden NA, have outstanding publicly-traded debt offering of senior notes which were issued in 2016 and 2013, respectively (the "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following table details the Company's Senior Notes issuances outstanding at December 31, 2018 and 2017:

December 31, 2018	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,610	4,196	7,806
Carrying value	$106,390	$148,304	$254,694

December 31, 2017	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,654	4,364	8,018
Carrying value	$106,346	$148,136	$254,482

Other details:
Original debt issuance costs	$3,715	$5,054
Maturity date	June 14, 2046	Dec 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	June 1, 2019
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%

The interest expense incurred on the Senior Notes for the year ended December 31, 2018 was $19,106 (2017 - $22,996, 2016 - $27,827), of which $1,342 was accrued at both December 31, 2018 and 2017. The issuance costs related to the Senior Notes were capitalized and are being amortized over the life of the Senior Notes. The amount of amortization expense was $212 for the year ended December 31, 2018 (2017 - $264, 2016 - $346).
On June 27, 2017, the Company fully redeemed all of the 2012 Senior Notes using a portion of the proceeds from the Preference Shares - Series D issuance (see related discussion in "Note 14. Shareholders' Equity"). The 2012 Senior Notes were redeemed at a redemption price equal to 100% of the principal amount of $100,000 plus accrued and unpaid interest on the principal amount being redeemed up to, but not including, the redemption date. As a result, the Company accelerated the amortization of the remaining 2012 Senior Notes issuance cost of $2,809 for the year ended December 31, 2017.
The earliest redeemable date of the 2013 Senior Notes is June 1, 2019, since the Company did not redeem these senior notes on December 1, 2018, which was the five-year anniversary of the issuance of these notes. As long as the Company does not redeem the 2013 Senior Notes in subsequent quarters, the earliest redeemable date will continue to coincide with the interest payment dates of these Senior Notes.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

12. Commitments, Contingencies and Concentrations
a) Concentrations of Credit Risk
At December 31, 2018 and 2017, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance balances receivable and reinsurance recoverable on unpaid losses (presented as part of other assets in the Consolidated Balance Sheet). Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties.
The Company manages concentration of credit risk in the investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party and its reinsurance balances receivable, within which the largest balance is due from AmTrust. To mitigate credit risk, we generally have a contractual right of offset thereby allowing us to settle claims net of any premiums or loan receivable. The Company believes these balances as at December 31, 2018 will be fully collectible.
b) Concentrations of Revenue
During the year ended December 31, 2018, our gross premiums written from AmTrust accounted for $1,886,280 or 93.5% of our total gross premiums written (2017 – $1,993,478 or 95.9%, 2016 – $2,006,646 or 96.1%).
c) Brokers
We market our Diversified Reinsurance segment through a combination of third-party intermediaries as well as directly through our own marketing efforts. The majority of our business within the Diversified Reinsurance segment was marketed directly through our own efforts and therefore the reliance on brokers is not considered to be of significance for the years ended December 31, 2018, 2017 and 2016.
d) Letters of Credit
At December 31, 2018, we had letters of credit outstanding of $88,327 (2017 - $83,903). The letters of credit are for collateral purposes and are secured by cash and fixed maturities with a fair value of $111,134 at December 31, 2018 (2017 - $114,172).
e) Employment Agreements
The Company has entered into employment agreements with certain individuals. The employment agreements provide for executive benefits and severance payments under certain circumstances.
f) Operating Lease Commitments
The Company leases office spaces, an executive apartment, office equipment and company vehicles under various operating leases expiring in various years through 2022. The Company's total lease cost for the year ended December 31, 2018 was $2,318 (2017 - $2,196, 2016 - $1,616). Estimated future minimum lease payments at December 31, 2018 under non-cancellable operating leases for the next four years are as follows:

December 31, 2018
2019	$1,442
2020	1,228
2021	772
2022	750
$4,192

g) Other Commitments
The Company has an unfunded commitment on its investment in limited partnerships of approximately $414 at December 31, 2018 (2017 - $306). The Company also has a remaining unfunded commitment on its investments in special purpose vehicles focused on lending activities of approximately $7,359 at December 31, 2018. There were no such commitments outstanding at December 31, 2017.
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
In April 2009, the Company learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistleblowing in violation of the whistleblower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged that he was terminated for raising concerns regarding corporate governance with respect to the negotiation of the terms of the Trust Preferred Securities Offering. He seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor. The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011. On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014, and the hearings concluded in November 2018. The Company believes that it had good and sufficient reasons for terminating Mr. Turin's employment and that the claim is without merit. The Company will continue to vigorously defend itself against this claim.
A putative class action complaint was filed against Maiden Holdings, Arturo M. Raschbaum, Karen L. Schmitt, and John M. Marshaleck in the United States District Court for the District of New Jersey on February 11, 2019, alleging that Defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 (and Section 20(a) for control person liability) by making misrepresentations about the Company and its business, including the Company’s risk management and underwriting policies and practices.  Plaintiffs further claim that these misrepresentations inflated the price of Maiden Holdings' common stock, and that when the truth about the misrepresentations was revealed, the Company’s stock price fell, causing Plaintiffs to incur losses.  Maiden has not yet been served with the complaint, but believe the claims are without merit and intends to vigorously defend itself. There exist and the Company expects additional lawsuits to be filed against the Company, its subsidiaries and its respective officers due to the diminution in value of our securities as a result of our operating results and financial condition. It is currently uncertain as to the effect of such litigation on our business, operating results and financial conditions.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

13. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Year Ended December 31,	2018	2017	2016
Numerator:
Net (loss) income from continuing operations	$(450,292)	$(147,649)	$79,060
Add: net (income) loss from continuing operations attributable to noncontrolling interests	(219)	(151)	842
Net (loss) income attributable to Maiden from continuing operations	(450,511)	(147,800)	79,902
Dividends on preference shares – Series A, C and D	(25,636)	(29,156)	(24,785)
Dividends on convertible preference shares – Series B	—	—	(8,971)
Amount allocated to participating common shareholders(1)	(17)	(23)	(7)
(Loss) income attributable to Maiden common shareholders, before discontinued operations	(476,164)	(176,979)	46,139
Loss from discontinued operations, net of income tax expense and amount allocated to participating common shareholders	(94,113)	(22,096)	(30,922)
Numerator for basic and diluted EPS - net (loss) income allocated to Maiden common shareholders after assumed conversion(2)	$(570,277)	$(199,075)	$15,217
Denominator:
Weighted average common shares – basic	83,050,362	85,678,232	77,534,860
Potentially dilutive securities:
Share options and restricted share units(2)	—	—	1,152,083
Adjusted weighted average common shares and assumed conversions – diluted	83,050,362	85,678,232	78,686,943
Basic (loss) earnings from continuing operations per share attributable to Maiden common shareholders:	$(5.74)	$(2.06)	$0.60
Basic loss from discontinued operations per share attributable to Maiden common shareholders	(1.13)	(0.26)	(0.40)
Basic (loss) earnings per share attributable to Maiden common shareholders:	$(6.87)	$(2.32)	$0.20
Diluted (loss) earnings from continuing operations per share attributable to Maiden common shareholders:	$(5.74)	$(2.06)	$0.58
Diluted loss from discontinued operations per share attributable to Maiden common shareholders	(1.13)	(0.26)	(0.39)
Diluted (loss) earnings per share attributable to Maiden common shareholders:	$(6.87)	$(2.32)	$0.19

(1)
This represents earnings allocated to the holders of non-vested restricted shares issued to the Company's employees under the Amended and Restated 2007 Share Incentive Plan. The 2018 and 2017 amounts allocated to the holders of non-vested restricted shares excluded undistributed losses during the year.

(2)
The effect of mandatory convertible preference shares were excluded in the calculation of diluted EPS for the year ended December 31, 2016 (for the period that the convertible shares were outstanding) as they were anti-dilutive. On September 15, 2016, the Company's $165,000 mandatory convertible Preference Shares - Series B were automatically converted into 12,069,090 of the Company's common shares at a conversion rate of 3.6573 per preference share. Please refer to "Note 14. Shareholders' Equity" and "Note 15. Share Compensation and Pension Plans" of the Notes to Consolidated Financial Statements, for the terms and conditions of each of these anti-dilutive instruments.

At December 31, 2018, 710,543 share options and restricted share units (2017 – 1,688,010; 2016 – 24,000) were excluded from diluted earnings per common share because they were anti-dilutive.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Shareholders’ Equity
At December 31, 2018, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 87,938,537 common shares, of which 82,948,577 common shares are outstanding, and 18,600,000 preference shares, all of which are outstanding. The remaining 43,461,463 shares are undesignated at December 31, 2018.
a) Common Shares
The following table shows the summary of changes in the Company's common shares outstanding:

For the Year Ended December 31,	2018	2017	2016
Outstanding shares – January 1	82,974,895	86,271,109	73,721,140
Mandatory conversion of preference shares – Series B	—	—	12,069,090
Issuance of vested restricted shares and restricted share units	198,983	246,382	251,027
Shares repurchased(1)	(234,801)	(3,705,256)	(35,258)
Exercise of options	9,500	162,660	265,110
Outstanding shares – December 31	82,948,577	82,974,895	86,271,109

(1)
In 2018, the Company repurchased 205,000 (2017 - 3,667,134) common shares under its share repurchase authorization. In addition, shares were repurchased from employees in respect of tax obligations arising from the vesting of restricted shares and performance based shares. See further details below in item (f).

The Company's common shares have a par value of $0.01 per share. The holders of our common shares are entitled to receive dividends and are allocated one vote per common share, subject to downward adjustment under certain circumstances. For the year ended December 31, 2018, the Company's Board of Directors declared and paid dividends to common shareholders of $0.35 per common share (2017 - $0.60, 2016 - $0.57).
b) Preference Shares – Series D
On June 15, 2017, the Company issued and authorized a total of 6,000,000, 6.7% Preference Shares – Series D (the "Preference Shares - Series D"), par value $0.01 per share, at a price of $25 per preference share. The Company's total net proceeds from the offering was $144,942, after deducting issuance costs of $5,058, which were recognized as a reduction in additional paid-in capital. The Preference Shares – Series D have no stated maturity date and are redeemable in whole or in part at the sole option of the Company any time after June 15, 2022, subject to certain regulatory restrictions at a redemption price of $25 per preference share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Additionally, at any time prior to June 15, 2022, the Company may redeem all but not less than all of the Series D Preference Shares at a redemption price of $25 per share, plus declared and unpaid dividends, if any, to, but excluding, the date of redemption subject to certain conditions and regulatory approval.
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
The holders of the Preference Shares – Series D have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods. For the year ended December 31, 2018, the Company declared and paid dividends on the Preference Shares – Series D of $7,538 or $1.2563 per share (2017 - $5,025 or $0.8375 per share). No dividends were declared by the Company's Board of Directors on the Preference Shares - Series D for the fourth quarter of 2018 and the first quarter of 2019. At March 1, 2019, if preference share dividends are not declared and paid for four more dividend periods, then the holders of the Preference Shares - Series D will be entitled to vote for the election of a total of two additional members of the Company's Board of Directors.
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
The holders of the Preference Shares – Series C have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods. For the year ended December 31, 2018, the Company declared and paid dividends on the Preference Shares – Series C of $8,816 or $1.3359 per share (2017 - $11,756 or $1.7813 per share, 2016 -$12,410 or $1.8803 per share). No dividends were declared by the Company's Board of Directors on the Preference Shares - Series C for the fourth quarter of 2018 and the first quarter of 2019. At March 1, 2019, if preference share dividends are not declared and paid for four more dividend periods, then the holders of the Preference Shares - Series C will be entitled to vote for the election of a total of two additional members of the Company's Board of Directors.
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
On September 15, 2016, each of the outstanding Preference Share – Series B were automatically converted into 12,069,090 of the Company's common shares at a conversion rate of $3.6573 per preference share based on the volume weighted average price per share of the Company’s common shares over the forty consecutive trading day period beginning on, and including, the forty-second scheduled trading day immediately preceding September 15, 2016 (the "final averaging period"). The mandatory conversion date is the third business day immediately following the last trading day of the final averaging period. The Company declared and paid dividends on the Preference Shares – Series B of $8,971 or $2.7188 per share for the year ended December 31, 2016.
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
The holders of the Preference Shares – Series A have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods. For the year ended December 31, 2018, the Company declared and paid dividends on the Preference Shares - Series A of $9,282 or $1.5469 per share (2017 and 2016 - $12,375 or $2.0625 per share). No dividends were declared by the Company's Board of Directors on the Preference Shares - Series A for the fourth quarter of 2018 and the first quarter of 2019. At March 1, 2019, if preference share dividends are not declared and paid for four more dividend periods, then the holders of the Preference Shares - Series A will be entitled to vote for the election of a total of two additional members of the Company's Board of Directors.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Shareholders’ Equity (continued)
f) Treasury Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common shares from time to time at market prices. During the year ended December 31, 2018, the Company repurchased 205,000 common shares (2017 - 3,667,134) at an average price per share of $3.31 (2017 - $6.84) under the Company's share repurchase plan. At December 31, 2018, the Company has a remaining authorization of $74,245 (2017 - $74,924) for share repurchases.
In addition, during the year ended December 31, 2018, the Company repurchased a total of 29,801 shares (2017 - 38,122, 2016 - 35,258) at an average price per share of $6.52 (2017 - $15.06, 2016 - $13.33) from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares.
g) Accumulated Other Comprehensive Income
The following tables set forth financial information regarding the changes in the balances of each component of AOCI for the years ended December 31, 2018, 2017 and 2016:

For the Year Ended December 31, 2018	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$21,889	$(8,583)	$13,306
Other comprehensive (loss) income before reclassifications	(108,726)	2,651	(106,075)
Amounts reclassified from AOCI to net income, net of tax	27,075	—	27,075
Net current period other comprehensive (loss) income	(81,651)	2,651	(79,000)
Ending balance	(59,762)	(5,932)	(65,694)
Less: AOCI attributable to noncontrolling interest	—	(78)	(78)
Ending balance, Maiden shareholders	$(59,762)	$(5,854)	$(65,616)

For the Year Ended December 31, 2017	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(20,716)	$35,604	$14,888
Other comprehensive income (loss) before reclassifications	44,421	(44,187)	234
Amounts reclassified from AOCI to net income, net of tax	(1,816)	—	(1,816)
Net current period other comprehensive income (loss)	42,605	(44,187)	(1,582)
Ending balance	21,889	(8,583)	13,306
Less: AOCI attributable to noncontrolling interest	—	(48)	(48)
Ending balance, Maiden shareholders	$21,889	$(8,535)	$13,354

For the Year Ended December 31, 2016	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(54,112)	$30,231	$(23,881)
Other comprehensive income before reclassifications	32,820	5,373	38,193
Amounts reclassified from AOCI to net income, net of tax	576	—	576
Net current period other comprehensive income	33,396	5,373	38,769
Ending balance	(20,716)	35,604	14,888
Less: AOCI attributable to noncontrolling interest	—	(109)	(109)
Ending balance, Maiden shareholders	$(20,716)	$35,713	$14,997

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Shareholders’ Equity (continued)

The following table presents details about amounts reclassified from AOCI:

Details about AOCI Components	Consolidated Statements of Income Line Item that Includes Reclassification	For the Year Ended December 31,
Unrealized (losses) gains on AFS securities		2018	2017	2016
	Net realized (losses) gains on investment	$(21,243)	$1,816	$(576)
	Net impairment losses recognized in earnings	(5,832)	—	—
	Total before tax	(27,075)	1,816	(576)
	Income tax expense	—	—	—
	Total after tax	$(27,075)	$1,816	$(576)

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
The following table shows all options granted, exercised, forfeited and expired under the Plan for the years ended December 31, 2018, 2017 and 2016:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Exercise Prices
Outstanding, December 31, 2015	1,926,199	$6.96		4.15 years	$15,306	$3.28 - $13.98
Granted	24,000	$13.12	$2.45			$13.12
Exercised	(265,110)	$7.28			$1,453
Expired	(1,000)	$7.67
Outstanding, December 31, 2016	1,684,089	$7.00		3.36 years	$17,598	$3.28 - $13.98
Exercised	(162,660)	$6.64			$955
Expired	(4,660)	$9.92
Outstanding, December 31, 2017	1,516,769	$7.03		2.45 years	$1,100	$3.28 - $13.98
Granted	275,000	$7.07	$1.36			$3.24 - $7.20
Exercised	(9,500)	$3.28			$5,715
Expired	(1,038,510)	$6.50
Forfeited	(85,935)	$7.23
Outstanding, December 31, 2018	657,824	$7.92		4.40 years	$—	$3.24 - $13.98
Total exercisable at December 31, 2018	467,824	$8.28		2.46 years	$—	$4.45 - $13.98

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

15. Share Compensation and Pension Plans (continued)
The weighted average grant date fair value was $2.08 (2017 - $2.13, 2016 - $2.10) for all options outstanding at December 31, 2018. There was $178 (2017 - $12) of total unrecognized compensation cost related to non-vested options at December 31, 2018 which will be recognized during the next 2.24 years. Cash in the amount of $31 was received from employees as a result of employee share option exercises during the year ended December 31, 2018 (2017 – $1,081, 2016 – $1,931). In connection with these exercises, there was no tax benefit realized by the Company.
Restricted Shares and Restricted Share Units
The fair value of each restricted share or restricted share unit is determined based on the market value of the Company's common shares on the date of grant. The total estimated fair value is amortized as an expense on a straight-line basis over the requisite service period as determined by the Committee.
Performance-Based Restricted Share Units ("PB-RSU")
The Committee approved the formation of a long-term incentive program under the Plan on March 1, 2011. On that date, the Committee determined to award PB-RSU to certain senior leaders of the Company. The formula for determining the amount of PB-RSU awarded uses a combination of a percentage of the employee's base salary (based on a benchmarking analysis from our compensation consultant) divided by the closing price on NASDAQ of our common shares on that date. The grants are performance based which require that certain criteria such as non-GAAP operating return on common equity, underwriting performance, revenue growth and operating expense be met during the performance period to attain a payout. Each metric has a corresponding weighted percentage with a target and maximum level of performance goal set to achieve a payout. All prior, current and future PB-RSU are paid 50% based on certain criteria stated above, while the other 50% of the payout is based upon the recommendation of the Company's CEO and the Committee's ultimate discretion of individual contribution to business results and strategic success for the performance period. Settlement of the grants can be made in either common shares or cash upon the decision of the Committee and the performance cycles are for three years. Beginning in 2014, the Committee approved an annual award of PB-RSU to certain senior leaders of the Company with each annual award vesting over three years.
Non-Performance-Based Restricted Share Units ("NPB-RS")
Beginning in 2012, the Committee approved an annual award of NPB-RSU with each annual award vesting over three years. The total fair value of share units vested during the year ended December 31, 2018 was $897 (2017 - $633, 2016 - $1,068).
Discretionary Non-Performance-Based Restricted Shares ("NPB-RS")
Beginning in 2013, the Committee approved an annual award of NPB-RS with each annual award vesting either over two or three years. The total fair value of restricted shares vested during the year ended December 31, 2018 was $400 (2017 - $357, 2016 - $379). The following table shows a summary of activity under the Company's restricted share awards:

	Non-Performance-Based Restricted Share Units		Non-Performance-Based Restricted Shares		Performance Based Restricted Share Units(1)
	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2015	138,128	$12.07	53,152	$13.22	745,482	$12.05
Awards granted	75,988	$13.16	23,000	$12.90	355,544	$13.11
Awards vested	(94,931)	$11.24	(29,949)	$12.67	(85,847)	$12.29
Awards forfeited	—	$—	—	$—	(169,458)	$10.02
Non-vested at December 31, 2016	119,185	$13.42	46,203	$13.42	845,721	$12.88
Awards granted	25,000	$10.55	17,500	$16.75	284,130	$16.75
Awards vested	(46,927)	$13.50	(26,477)	$13.49	(110,976)	$12.20
Awards forfeited	—	$—	—	$—	(208,411)	$11.73
Non-vested at December 31, 2017	97,258	$12.65	37,226	$14.93	810,464	$14.60
Awards granted	25,000	$8.75	268,971	$5.79	734,668	$7.20
Awards vested	(71,928)	$12.47	(27,726)	$14.43	(99,931)	$13.88
Awards forfeited	(25,330)	$13.16	(17,500)	$9.36	(597,556)	$11.15
Non-vested at December 31, 2018	25,000	$8.75	260,971	$5.94	847,645	$10.71

(1)
For Performance Based Shares, the number of shares is stated at the maximum number that can be attained if the performance conditions are met. Forfeitures represent shares forfeited due to vesting below the maximum attainable as a result of the Company not fully meeting the performance conditions.

There was $91 and $1,298 of total unrecognized compensation cost related to restricted share units and restricted shares at December 31, 2018, both of which will be recognized during the next 0.42 years and 2.62 years, respectively. Total share-based expense for the year ended December 31, 2018 was $1,276 (2017 - $2,938, 2016 - $3,414).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

15. Share Compensation and Pension Plans (continued)
Pension Plans
The Company provides pension benefits to eligible employees principally through various defined contribution plans sponsored by the Company which vary by subsidiary. The Company’s expenses for its defined contribution plans for the year ended December 31, 2018 was $1,543 (2017 - $1,386, 2016 - $1,515).
16. Statutory Requirements and Dividend Restrictions
Our insurance and reinsurance operations are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate, the most significant of which are Bermuda and Sweden. These regulations include certain liquidity and solvency requirements whereby restrictions are imposed on the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities.
The statutory capital and surplus and statutory net income (loss) of our principal operating subsidiaries in their respective jurisdictions were as follows:

	Maiden Bermuda	Maiden LF	Maiden GF
Statutory Capital and Surplus
December 31, 2018	$869,886	$7,607	$6,192
December 31, 2017	1,205,991	8,552	6,417

Statutory Net (Loss) Income
For the Year Ended December 31, 2018	$(389,372)	$(462)	$98
For the Year Ended December 31, 2017	(167,307)	(441)	(242)
For the Year Ended December 31, 2016	87,888	756	—
a) Bermuda
Maiden Bermuda is registered as a Class 3B reinsurer under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the "Insurance Act"). Under the Insurance Act, Maiden Bermuda is subject to enhanced capital requirements in addition to minimum solvency and liquidity requirements and must maintain statutory economic capital and surplus at a level at least equal to its ECR which is the greater of its minimum solvency margin ("MSM") and the required capital calculated by reference to the Bermuda Solvency Capital Requirement ("BSCR").
The BMA is the group supervisor of the Company. Under the Insurance Act 1978, the Company is required to ensure it can meet its MSM and ECR. Throughout 2018 and at December 31, 2018, Maiden Bermuda has met the MSM and liquidity requirements. However, the Company and Maiden Bermuda failed to meet the requirements to hold sufficient capital to cover their respective ECR requirements as of September 30, 2018 and December 31, 2018. The Company had communicated such conditions to the BMA and is following the guidelines of a reportable “event” as stipulated by Bermuda insurance law.
The Company has taken the following actions to remediate the breach including: (1) completed the sale of Maiden US on December 27, 2018; (2) capital injections into Maiden Bermuda by Maiden Holdings and Maiden NA of $125,000 on December 31, 2018 and $70,000 in January 2019; (3) entered into the Partial Termination Amendment with AmTrust effective January 1, 2019; and (4) entered into amendments with AmTrust which terminated the AmTrust Quota Share and the European Hospital Liability Quota Share effective January 1, 2019. Please see "Note 18. Subsequent Events" for further information regarding these amendments.
As a result of these actions and pending the finalization and regulatory approval of the New LPT/ADC MTA entered into by Maiden Bermuda and Enstar on March 1, 2019 (please see "Note 18. Subsequent Events" for further details), the Company estimates that it and Maiden Bermuda will have sufficient capital in excess of the respective ECR requirements and that this position should improve throughout 2019.
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
At December 31, 2018, the maximum dividend Maiden Bermuda could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus requirements was $0 (2017 - $301,498). During the year ended December 31, 2018, dividends from Maiden Bermuda to Maiden Holdings, Ltd. were $0 (2017 - $105,000, 2016 -$445,000). Maiden Bermuda has voluntarily undertaken with the BMA not to make any capital distributions of any kind, which would include but is not limited to payment of dividends, without the express consent of the BMA.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

16. Statutory Requirements and Dividend Restrictions (continued)
b) Sweden
The Company has two Swedish domiciled insurance subsidiaries in Sweden, Maiden LF and Maiden GF, both regulated by the Swedish Finansinspektionen ("Swedish FSA").
Maiden LF was required to maintain a minimum level of statutory capital and surplus of $4,243 at December 31, 2018 (2017 - $4,442). This requirement was met by Maiden LF throughout the year. Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to Maiden Holdings. At December 31, 2018, Maiden LF is allowed to pay dividends or distributions not exceeding $1,873 (2017 - $2,507).
Maiden GF was granted a general insurance license effective September 14, 2016 with an approved level of initial statutory capital and surplus of $6,135. Maiden GF was required to maintain a minimum level of statutory capital and surplus of $4,243 at December 31, 2018 (2017 - $4,442). This requirement was met by Maiden GF throughout the year. Maiden GF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden GF to Maiden Holdings. As of December 31, 2018, Maiden GF is not allowed to pay dividends or distributions as it has cumulative losses from inception.
17. Taxation
Under current Bermuda law, Maiden Holdings and Maiden Bermuda have received an undertaking from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, no such taxes are levied in Bermuda. Maiden Holdings and Maiden Bermuda believe that they operate in a manner such that they will not be considered to be engaged in a trade or business in the U.S. Accordingly, Maiden Holdings and Maiden Bermuda have not recorded any provision for U.S. taxation.
Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should our U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Tax year 2016 is currently under examination while 2015 and 2017 remain subject to examination in the U.S by the Internal Revenue Service. The Company was examined in prior years and those exams were closed without any impact on our operations.
The Company has subsidiary and branch operations in various other locations around the world, including Australia, Germany, Ireland, Sweden and the U.K., that are subject to relevant taxes in those jurisdictions. None are under examination but generally remain subject to examination in all applicable jurisdictions for tax years from 2015 through 2018.
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
There were no unrecognized tax benefits at December 31, 2018, 2017 and 2016. (Loss) income before taxes and income tax (benefit) expense for the years ended December 31, 2018, 2017 and 2016 was as follows:

For the Year Ended December 31,	2018	2017	2016
(Loss) income from continuing operations before income taxes – Domestic (Bermuda)	$(424,667)	$(140,874)	$78,651
(Loss) income from continuing operations before income taxes – Foreign (U.S. and others)	(25,184)	(13,532)	822
Total (loss) income from continuing operations before income taxes	$(449,851)	$(154,406)	$79,473

Current tax expense – Domestic (Bermuda)	$—	$—	$—
Current tax expense – Foreign (U.S. and others)	501	669	490
Total current tax expense	$501	$669	$490

Deferred tax expense – Domestic (Bermuda)	$—	$—	$—
Deferred tax benefit – Foreign (U.S. and others)	(60)	(7,426)	(77)
Total deferred tax benefit	$(60)	$(7,426)	$(77)

Total income tax expense (benefit)	$441	$(6,757)	$413
The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2018, 2017 and 2016 to the amount computed by applying the effective tax rate of 0.0% under Bermuda law to income before income taxes:

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

17. Taxation (continued)

For the Year Ended December 31,	2018	2017	2016
(Loss) income from continuing operations before income taxes	$(449,851)	$(154,406)	$79,473
Less: income tax expense (benefit)	441	(6,757)	413
Net (loss) income from continuing operations	$(450,292)	$(147,649)	$79,060
Reconciliation of effective tax rate (% of income before income taxes)
Bermuda tax rate	—%	—%	—%
U.S. taxes at statutory rates	1.1%	9.6%	(5.8)%
Rate change in the U.S.	—%	3.2%	—%
Valuation allowance in respect of U.S. taxes	(1.1)%	(8.3)%	5.8%
Other jurisdictions	(0.1)%	(0.1)%	0.5%
Actual tax rate	(0.1)%	4.4%	0.5%

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of our deferred tax assets and liabilities at December 31, 2018 and 2017 were as follows:

December 31,	2018	2017
Deferred tax assets:
Net operating losses	$44,119	$39,923
Capital loss carry-forward	12,345	—
Others	548	643
Deferred tax assets before valuation allowance	57,012	40,566
Valuation allowance	56,326	39,934
Deferred tax assets, net	686	632
Deferred tax liabilities:
Net unrealized gains on investment	33	78
Deferred tax liabilities	33	78
Net deferred tax asset	$653	$554

The net deferred tax asset at December 31, 2018 was $653 (2017 - $554). A valuation allowance has been established against the net U.S. deferred tax assets which is primarily attributable to net operating losses and capital losses. At this time, we believe it is necessary to establish a valuation allowance against the net deferred tax assets, other than the Alternative Minimum Tax credit due to insufficient positive evidence regarding the utilization of these losses. During 2018, the Company recorded an increase in the valuation allowance of $16,392 (2017 - decrease of $23,479). At December 31, 2018, the Company has an available net operating loss carry-forward of approximately $208,853 (2017 - $189,403) for income tax purposes which expires beginning in 2029. At December 31, 2018, the Company also has a capital loss carry-forward of $58,785 (2017 - $0) which will expire in 2023.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

18. Subsequent Events
AmTrust Agreements
Effective January 1, 2019, the Company, through its subsidiary Maiden Bermuda, and AmTrust entered into the Partial Termination Amendment.  The Partial Termination Amendment provided for the cut-off of the ongoing and unearned premium of AmTrust’s Small Commercial Business, comprising workers’ compensation, general liability, umbrella liability, professional liability (including cyber liability) insurance coverages, and U.S. Specialty Risk and Extended Warranty ("Terminated Business") as of December 31, 2018. Under the Partial Termination Amendment, the ceding commission payable by Maiden Bermuda for its remaining in-force business immediately prior to January 1, 2019 shall increase by 5 percentage points with respect to in-force remaining business (excluding Terminated Business) and related unearned premium as of January 1, 2019. The amendment resulted in Maiden Bermuda returning approximately $716,100 in unearned premium to AII, which nets to $480,000 after consideration of ceding commission and brokerage. In January 2019, as part of this amendment, the Company transferred cash and investments of $480,000. On or before May 30, 2019, Maiden Bermuda shall report to AII the actual unearned premium applicable to the Terminated Business as of December 31, 2018. In the event that actual unearned premium exceeds the estimated unearned premium, Maiden Bermuda shall return assets to AII in an amount equal to the difference by transfer of certain assets held in trust. In the event that the estimated unearned premium exceeds the actual unearned premium, AII shall return the difference to Maiden Bermuda by designating assets in an amount equal to the difference as collateral.
On January 11, 2019, the Company converted a portion of the existing trust accounts used for collateral on the AmTrust Quota Share to a Funds Withheld arrangement, which is permitted collateral under the AmTrust Quota Share. The Company transferred cash and investments of $575,000 to AmTrust as Funds Withheld which bears an annual interest rate of 3.5% subject to annual adjustment.
On January 30, 2019, Maiden Bermuda and AmTrust, through its wholly owned subsidiaries AII, AEL and AIU DAC, agreed to terminate on a run-off basis the (i) AmTrust Quota Share; and (ii) European Hospital Liability Quota Share 20% and AIU DAC cedes 40% to Maiden Bermuda of AmTrust’s European Hospital Liability business. Each termination was effective as of January 1, 2019.
On January 30, 2019, in connection with the termination of the reinsurance agreements described above, the Company and AmTrust entered into (i) a second amendment to the Master Agreement between the parties, originally entered into on July 3, 2007, to remove the provisions requiring AmTrust to reinsure business with the Company; and (ii) an amendment to the Loan Agreement between Maiden Bermuda, AmTrust and AII, originally entered into on November 16, 2007. The Amendment to the Loan Agreement provides for the extension of the maturity date to January 1, 2025 and acknowledges that due to the termination of the AmTrust Quota Share that no further loans or advances may be made pursuant to the Loan Agreement.
Reinsurance Agreements with Enstar
On March 1, 2019, the Company and Enstar terminated the Master Transaction Agreement between the parties dated as of November 9, 2018 (the “Old LPT MTA”) and simultaneously signed the New LPT/ADC MTA pursuant to which an Enstar subsidiary will assume liabilities for loss reserves as of December 31, 2018 associated with the quota share reinsurance agreements between Maiden Bermuda and AmTrust in excess of a $2,441,359 retention up to $675,000. The $2,441,359 retention will be subject to adjustment for paid losses subsequent to December 31, 2018. The New LPT/ADC MTA and associated reinsurance agreement will provide Maiden Bermuda with $175,000 in adverse development cover over its carried AmTrust reserves at December 31, 2018. The New LPT/ADC MTA will be accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $500,000 would result in a deferred gain which would be recognized over the settlement period in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. Consequently, cumulative adverse development subsequent to December 31, 2018, in excess of $500,000, may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. The transaction is subject to regulatory approvals and other closing conditions.
Sale of AVS Automotive VersicherungsService GmbH (“AVS”)
On January 10, 2019, Maiden Global completed the sale of its wholly owned subsidiary, AVS, and its related European subsidiaries to Allianz Partners (“Allianz”). AVS, which is organized under the laws of Germany, operates as an insurance producer in Germany and was a wholly owned subsidiary of Maiden Global prior to its sale. The Company’s proceeds from the sale of AVS include an undisclosed cash payment at closing and a three-year quota share reinsurance agreement with Allianz. AVS and its subsidiaries work with German and Austrian auto retailers, original equipment manufacturers and related credit providers to design and distribute auto dealer and consumer insurance products. All of AVS's employees have joined Allianz and the company name will remain unchanged subsequent to its sale.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

19. Condensed Quarterly Financial Data — Unaudited
The following tables summarize our quarterly financial data:

2018 Quarters Ended(3)	March 31	June 30	September 30(1)(4)	December 31(1)
Total revenues from continuing operations	$553,765	$540,267	$555,662	$515,113
Net income (loss) from continuing operations	12,348	(5,535)	(240,413)	(216,692)
Income (loss) from discontinued operations, net of income tax	9,995	8,215	(59,819)	(52,504)
Net income (loss)	$22,343	$2,680	$(300,232)	$(269,196)
Net income (loss) attributable to Maiden common shareholders	$13,727	$(5,913)	$(308,839)	$(269,235)
Comprehensive loss – attributable to Maiden	(53,997)	(31,411)	(319,704)	(218,482)
Basic earnings (loss) from continuing operations per share attributable to Maiden common shareholders	$0.05	$(0.17)	$(3.00)	$(2.61)
Basic earnings (loss) from discontinued operations per share attributable to Maiden common shareholders	0.12	0.10	(0.72)	(0.64)
Basic earnings (loss) per common share attributable to Maiden common shareholders	$0.17	$(0.07)	$(3.72)	$(3.25)
Diluted earnings (loss) from continuing operations per share attributable to Maiden common shareholders	$0.04	$(0.17)	$(3.00)	$(2.61)
Diluted earnings (loss) from discontinued operations per share attributable to Maiden common shareholders	0.12	0.10	(0.72)	(0.64)
Diluted earnings (loss) per common share attributable to Maiden common shareholders	$0.16	$(0.07)	$(3.72)	$(3.25)

2017 Quarters Ended(3)	March 31	June 30	September 30(4)	December 31(2)
Total revenues from continuing operations	$560,084	$563,116	$496,544	$519,074
Net income (loss) from continuing operations	14,727	(1,927)	(43,983)	(116,466)
Income (loss) from discontinued operations, net of income tax	11,774	(14,408)	(11,071)	(8,391)
Net income (loss)	$26,501	$(16,335)	$(55,054)	$(124,857)
Net income (loss) attributable to Maiden common shareholders	$20,490	$(22,359)	$(63,596)	$(133,587)
Comprehensive income (loss) – attributable to Maiden	27,117	3,658	(44,547)	(157,767)
Basic earnings (loss) from continuing operations per share attributable to Maiden common shareholders	$0.10	$(0.09)	$(0.61)	$(1.49)
Basic earnings (loss) from discontinued operations per share attributable to Maiden common shareholders	0.14	(0.17)	(0.13)	(0.10)
Basic earnings (loss) per common share attributable to Maiden common shareholders	$0.24	$(0.26)	$(0.74)	$(1.59)
Diluted earnings (loss) from continuing operations per share attributable to Maiden common shareholders	$0.10	$(0.09)	$(0.61)	$(1.49)
Diluted earnings (loss) from discontinued operations per share attributable to Maiden common shareholders	0.13	(0.17)	(0.13)	(0.10)
Diluted earnings (loss) per common share attributable to Maiden common shareholders	$0.23	$(0.26)	$(0.74)	$(1.59)

(1)
During the third and fourth quarters of 2018, the Company increased the prior year reserves mainly in our AmTrust Reinsurance segment. The Company recorded unfavorable reserve development in the AmTrust Reinsurance segment which reduced its net income, net income attributable to Maiden common shareholders and comprehensive income by approximately $210,433 or $2.53 per basic and diluted common share during the three months ended September 30, 2018 and approximately $151,874 or $1.83 per basic and diluted share during the three months ended December 31, 2018.

(2)
During the fourth quarter of 2017, the Company increased the prior year reserves mainly in our AmTrust Reinsurance segment. The Company recorded unfavorable reserve development which reduced its net income, net income attributable to Maiden common shareholders and comprehensive income during the three months ended December 31, 2017 by approximately $139,024 or $1.66 per basic and diluted common share.

(3)
During the third quarter of 2018, the Company made the strategic decision to divest its U.S. treaty reinsurance operations. Except as explicitly described as discontinued operations, all amounts presented above relate to the Company's continuing operations except for net income, net income attributable to Maiden common shareholders and comprehensive income. Please see “Note 6. Discontinued Operations" for additional information related to discontinued operations. All prior years presented in the Condensed Quarterly Financial Data have been reclassified to conform to this new presentation.

(4)
The reclassification of net loss from discontinued operations for the three months ended September 30, 2018 and 2017 has been modified from previously reported numbers in the Form 10Q filed for September 30, 2018 due to changes in estimates regarding segment allocations for general and administrative expenses, net investment income and income tax.

Schedule I
MAIDEN HOLDINGS, LTD.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands of U.S. dollars)

December 31, 2018	Amortized Cost(1)	Fair Value	Amount at Which Shown in the Balance Sheet
AFS fixed maturities:
U.S. treasury bonds	$138,625	$139,072	$139,072
U.S. agency bonds – mortgage-backed	1,485,716	1,453,134	1,453,134
U.S. agency bonds – other	129,741	129,233	129,233
Non-U.S. government and supranational bonds	11,212	10,072	10,072
Asset-backed securities	216,072	215,082	215,082
Corporate bonds	1,128,614	1,104,975	1,104,975
Total AFS fixed maturities	3,109,980	3,051,568	3,051,568
HTM fixed maturities:
Corporate bonds	957,845	940,727	957,845
Municipal bonds	57,836	57,285	57,836
Total HTM fixed maturities	1,015,681	998,012	1,015,681
Other investments	23,435	23,716	23,716
Total investments	$4,149,096	$4,073,296	$4,090,965
(1) Original cost of other investments and, for fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or discounts

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED BALANCE SHEETS — PARENT COMPANY
As of December 31, 2018 and 2017
(In thousands of U.S. dollars, except share and per share data)

	2018	2017
ASSETS
Fixed maturities, available-for-sale, at fair value (Amortized cost 2018 - $0; 2017 - $68,952)	$—	$68,965
Other investments, at fair value (Cost 2018 - $500; 2017 - $500)	500	500
Cash and cash equivalents	7,273	9,886
Investment in subsidiaries	883,462	1,401,547
Balances due from subsidiaries	73	79,376
Goodwill	—	5,972
Other assets	4,923	4,260
Total assets	$896,231	$1,570,506
LIABILITIES
Accrued expenses and other liabilities	$4,602	$14,810
Balances due to subsidiaries	230,965	217,176
Senior notes - principal amount	110,000	110,000
Less: unamortized debt issuance costs	3,611	3,654
Senior notes, net	106,389	106,346
Total liabilities	341,956	338,332
EQUITY
Preference shares	465,000	465,000
Common shares ($0.01 par value; 87,938,537 and 87,730,054 shares issued in 2018 and 2017, respectively; 82,948,577 and 82,974,895 shares outstanding in 2018 and 2017, respectively)	879	877
Additional paid-in capital	749,418	748,113
Accumulated other comprehensive (loss) income	(65,616)	13,354
(Accumulated deficit) retained earnings	(563,891)	35,472
Treasury shares, at cost (4,989,960 and 4,755,159 shares in 2018 and 2017, respectively)	(31,515)	(30,642)
Total equity	554,275	1,232,174
Total liabilities and equity	$896,231	$1,570,506
1) Maiden Holdings has fully and unconditionally guaranteed the $152.5 million 2013 Senior Notes - 7.75% issued by its wholly owned subsidiary, Maiden NA. The Senior Notes are an unsecured and unsubordinated obligation of Maiden Holdings.

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME — PARENT COMPANY
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands of U.S. dollars)

For the Year Ended December 31,	2018	2017	2016
Revenues
Net investment income	$1,039	$885	$1,693
Net realized gains on investment	(1,532)	5,466	1,990
	(493)	6,351	3,683
Expenses
General and administrative expenses	25,991	20,092	17,008
Interest and amortization expenses	7,331	7,328	3,988
Foreign exchange losses (gains)	6,324	(819)	1,371
	39,646	26,601	22,367
Loss before equity in earnings of consolidated subsidiaries	(40,139)	(20,250)	(18,684)
Equity in (loss) earnings of consolidated subsidiaries	(504,485)	(149,646)	67,664
Net (loss) income	(544,624)	(169,896)	48,980
Dividends on preference shares	(25,636)	(29,156)	(33,756)
Net (loss) income attributable to Maiden common shareholders	$(570,260)	$(199,052)	$15,224

Comprehensive (loss) income attributable to Maiden	$(623,594)	$(171,539)	$87,744

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands of U.S. dollars)

For the Year Ended December 31,	2018	2017	2016
Cash flows provided by (used in) operating activities
Net (loss) income	$(544,624)	$(169,896)	$48,980
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	504,485	149,646	(67,664)
Depreciation and amortization of debt issuance cost and bond premium and discount	656	131	207
Net realized losses (gains) on investment	1,532	(5,466)	(1,990)
Foreign exchange losses (gains)	6,324	(819)	1,371
Share-based compensation expense	1,276	2,938	3,414
Changes in assets – (increase) decrease:
Balance due from subsidiaries	78,992	(5,159)	(7,222)
Other assets	(751)	305	(125)
Changes in liabilities – increase (decrease)
Accounts payable and accrued liabilities	2,244	478	(216)
Balances due to subsidiaries	13,789	22,640	84,504
Net cash provided by (used in) operating activities	63,923	(5,202)	61,259
Cash flows provided by (used in) investing activities
Purchases of fixed maturities – available-for-sale	(37,412)	(74,893)	(16,203)
Purchases of other investments	—	(500)	—
Proceeds from sales of fixed maturities – available-for-sale	80,542	22,806	44,475
Proceeds from maturities, paydowns and calls of fixed maturities – available-for-sale	24,240	15	—
Proceeds from sales of other investments	—	9,894	350
Dividends from subsidiaries	1,033	105,652	—
Contributions to subsidiaries	(66,391)	(100,751)	(107,546)
Purchase of fixed assets	(506)	(3,410)	—
Net cash provided by (used in) investing activities	1,506	(41,187)	(78,924)
Cash flows (used in) provided by financing activities
Senior notes, net of issuance costs	—	—	106,285
Preference shares issuance, net of issuance costs	—	144,942	(143)
Dividends paid – preference shares	(25,636)	(29,156)	(33,756)
Dividends paid – Maiden common shares	(41,555)	(51,634)	(43,127)
Issuance of common shares	31	1,081	1,931
Repurchase of common shares	(873)	(25,651)	(470)
Net cash (used in) provided by financing activities	(68,033)	39,582	30,720
Effect of exchange rate changes on foreign currency cash	(9)	16	16
Net (decrease) increase in cash and cash equivalents	(2,613)	(6,791)	13,071
Cash and cash equivalents, beginning of year	9,886	16,677	3,606
Cash and cash equivalents, end of year	$7,273	$9,886	$16,677

Schedule III
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
(In thousands of U.S. dollars)

	December 31, 2018			For the Year Ended December 31, 2018
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and LAE	Amortization of deferred commission and other acquisition expenses	General and admin. expenses	Net premiums written
Diversified Reinsurance	$18,405	$105,589	$64,506	$112,487	$—	$71,441	$38,749	$17,396	$129,319
AmTrust Reinsurance	370,037	2,947,547	1,135,913	1,913,715	—	1,806,995	615,991	3,845	1,885,278
Total - Reportable Segments	388,442	3,053,136	1,200,419	2,026,202	—	1,878,436	654,740	21,241	2,014,597
Other	—	2,840	—	—	136,285	1,685	—	43,699	—
Total	$388,442	$3,055,976	$1,200,419	$2,026,202	$136,285	$1,880,121	$654,740	$64,940	$2,014,597

	December 31, 2017			For the Year Ended December 31, 2017
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and LAE	Amortization of deferred commission and other acquisition expenses	General and admin. expenses	Net premiums written
Diversified Reinsurance	$20,240	$90,697	$51,598	$83,015	$—	$54,714	$29,018	$15,976	$82,521
AmTrust Reinsurance	359,964	2,290,981	1,179,284	1,909,644	—	1,498,881	614,777	3,052	1,954,856
Total - Reportable Segments	380,204	2,381,678	1,230,882	1,992,659	—	1,553,595	643,795	19,028	2,037,377
Other	—	5,044	—	—	124,135	1,838	2	33,976	—
Total	$380,204	$2,386,722	$1,230,882	$1,992,659	$124,135	$1,555,433	$643,797	$53,004	$2,037,377

	December 31, 2016			For the Year Ended December 31, 2016
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and LAE	Amortization of deferred commission and other acquisition expenses	General and admin. expenses	Net premiums written
Diversified Reinsurance	$20,424	$75,451	$48,158	$81,967	$—	$51,795	$31,249	$15,543	$79,243
AmTrust Reinsurance	339,173	1,757,728	1,151,633	1,843,621	—	1,225,830	584,820	2,896	1,888,428
Total - Reportable Segments	359,597	1,833,179	1,199,791	1,925,588	—	1,277,625	616,069	18,439	1,967,671
Other	—	12,228	—	—	108,689	11,887	(546)	31,815	—
Total	$359,597	$1,845,407	$1,199,791	$1,925,588	$108,689	$1,289,512	$615,523	$50,254	$1,967,671

Schedule IV
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
(In thousands of U.S. dollars)

For the Year Ended December 31,	(a) Gross	(b) Ceded to other companies	(c) Assumed from other companies	(d) Net amount (a) - (b) + (c)	Percentage of amount to net (c)/(d)
2018 Premiums – General Insurance	$11,024	$3,201	$2,006,774	$2,014,597	99.6%
2017 Premiums – General Insurance	5,765	40,714	2,072,326	2,037,377	101.7%
2016 Premiums – General Insurance	8,045	121,358	2,080,984	1,967,671	105.8%

Schedule VI
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
(In thousands of U.S. dollars)

	Net loss and LAE		Paid loss and LAE
For the Year Ended December 31,	Current Year	Prior Year
2018	$1,431,484	$448,637	$1,163,766
2017	1,271,860	283,573	1,058,491
2016	1,158,435	131,077	958,530