Form 10-K/A
Maiden Holdings, Ltd.
filed 2019-04-30
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment #1

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)
Smaller Reporting Company ☐
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $532.9 million based on the closing sale price of the registrant’s common shares on the NASDAQ Global Select Market on that date. As of April 12, 2019, 83,041,135 common shares were outstanding.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10‑K/A (the “Amended Filing”) amends the Maiden Holdings, Ltd. (“Maiden”, or the “Company”) Annual Report on Form 10‑K for the fiscal year ending December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2019 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10‑K that was not included in the Original Filing, as we did not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2018. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10‑K/A.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

MAIDEN HOLDINGS, LTD.

TABLE OF CONTENTS

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Set forth below is biographical information with respect to each member of our Board of Directors.
Barry D. Zyskind, 47, has served as non-executive Chairman of our Board of Directors since June 2007 and is a Founding Shareholder of the Company. Since 1998, Mr. Zyskind has served as the President, Chief Executive Officer and director of AmTrust Financial Services, Inc. (“AmTrust”), a multinational property and casualty insurer specializing in commercial lines coverage for small to mid-size businesses, and Chairman since 2016. Mr. Zyskind is also a director of several of AmTrust's wholly owned subsidiaries. Prior to joining AmTrust, Mr. Zyskind was an investment banker at Janney Montgomery Scott LLC in New York. Mr. Zyskind holds an M.B.A. from New York University's Stern School of Business. Mr. Zyskind is the son-in-law of Leah Karfunkel, who is a major shareholder of the Company and serves on the board of directors of AmTrust and National General Holding Corporation (“NGHC”), a holding company of the former GMAC Insurance personal lines companies. Mr. Zyskind has been a director of NGHC since 2013.
Simcha G. Lyons, 72, has been a member of our Board of Directors since June 2007, and he currently serves as Chairman of the Nominating and Corporate Governance Committee and as a member of the Audit Committee and the Compensation Committee. Since 2005, Mr. Lyons has served as a senior advisor to the Ashcroft Group, LLC of Washington, D.C., a strategic consulting firm that was founded by the former Attorney General of the United States, John Ashcroft. Mr. Lyons also serves as a Senior Advisor to the Ashcroft Law Firm and as a Senior Advisor to Banner Public Affairs, a political lobbying/consulting company in Washington DC. In 2017, Mr. Lyons was appointed to the Board of Directors of Better Air Ltd., an Australian biotechnology company, and to BSD Growth Fund PCC Limited, a Gibraltar Experienced Investor Fund. Mr. Lyons previously served by appointment of the President of the United States on the United States Holocaust Memorial Council. In addition, Mr. Lyons has been the chairman of Lyons Global Insurance Services, LLC since 2009. Since 2003, he has also served as chairman of Lyons Global Advisors Ltd., a political consulting firm. Prior to 2002, Mr. Lyons was Vice-Chairman of Raskas Foods of St. Louis, Missouri.
Raymond M. Neff, 77, has been a member of our Board of Directors since June 2007, and he currently serves as Chairman of the Audit Committee and as a member of the Compensation Committee and the Nominating and Corporate Governance Committee. He is also chairman of Sabal Palm Bank since 2007, chairman and CEO of Beacon Aviation Insurance Services since 2010, and on the board of directors of the not-for-profit Sarasota Gulf Coast CEO Forum. Since 1999, Mr. Neff has served as President of Neff & Associates, Inc. and Insurance Home Office Services, LLC. He previously worked at the FCCI Insurance Group from 1986 to 1999, most recently as President and Chief Executive Officer from 1987 to 1999. He was previously Chairman of the Board of the Florida Workers' Compensation Joint Underwriting Association. Mr. Neff has held various positions at the Department of Labor and Employment Security and the Department of Insurance for the State of Florida. Mr. Neff previously worked at an insurance consulting group, a multi-line insurance agency and the Department of Insurance for the State of Michigan. Mr. Neff holds a B.S. in Mathematics and Accounting from Central Michigan University and an M.A. in Actuarial Science from the University of Michigan. Mr. Neff is a Member of the American Academy of Actuaries and an Associate of the Society of Actuaries.
Yehuda L. Neuberger, 42, has been a member of our Board of Directors since January 2008. Mr. Neuberger is a private equity investor, investing across a broad spectrum of companies. Mr. Neuberger serves on the board of CUJO LLC, a global artificial intelligence company. Mr. Neuberger also serves in a leadership and board capacity with numerous, large not-for-profit organizations. Between December 2001 and December 2013, Mr. Neuberger held various senior leadership positions (including Executive Vice President and Director) at American Stock Transfer & Trust Company, LLC. Prior to joining American Stock Transfer, Mr. Neuberger practiced as an attorney with the law firm of Weil, Gotshal & Manges. Mr. Neuberger holds a B.S. from Johns Hopkins University and a J.D. from Harvard Law School. Mr. Neuberger is the son-in-law of George Karfunkel, who is a Founding Shareholder of the Company, as well as a major shareholder and a director of AmTrust.
Steven H. Nigro, 59, has been a member of our Board of Directors since July 2007, Vice Chairman of the Board of Directors since August 2018 and our Lead Independent Director since November 2016, and currently serves as Chairman of the Compensation Committee, a member of the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Nigro has over 35 years of experience in financial services and specializes in mergers and acquisitions and capital raising for the insurance industry. In September 2012, Mr. Nigro became the Managing Partner of TAG Financial Institutions Group, LLC, an investment and merchant bank focusing on the financial services industry with specific concentration in the insurance industry. From 2011 to 2012, he was the Managing Director and Head of the Financial Services practice at Allegiance Capital Corporation. In 2005, Mr. Nigro co-founded Pfife Hudson Group, an investment bank specializing in the insurance industry and previously served as a Managing Director at Rhodes Financial Group, LLC and Hales & Company, both financial advisory firms catering exclusively to the insurance industry. From 1994 to 1998 he was Chief Financial Officer and Treasurer and a Director of Tower Group, Inc., an insurance holding company where he was responsible for financial and regulatory management, strategic planning and corporate finance. Mr. Nigro served as a Director of Clear Blue Financial Holdings, LLC from October 2015 through September 2016 and is currently a director of AEU Holdings, LLC. Mr. Nigro began his career with Arthur Young and Co. and is a Certified Public Accountant in New York. Mr. Nigro graduated from the University at Albany with a major in Accounting and minor in Economics.
Corporate Governance
Board Independence
Messrs. Lyons, Neff and Nigro are “independent directors” under the rules of the NASDAQ Global Select Market ("NASDAQ") and the New York Stock Exchange ("NYSE"). NASDAQ and the NYSE rules require that a majority of the Board of Directors be independent, and we are in compliance with this requirement. The independent directors held separate executive sessions without senior management on at least four occasions in 2018, and neither the chairman, chief executive officer (the "CEO") nor any member of management, at any level, attended any of the executive sessions of the independent directors.

Board Meetings and Committees; Attendance at Annual General Meeting
The Board of Directors held nine meetings in 2018. Each director attended at least 75% of the aggregate of the total number of meetings held in 2018 of the Board and any committee on which he served. All directors are expected to make every effort to attend the 2019 Annual General Meeting, and each director attended the 2018 Annual General Meeting.
Board Committees
Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each comprised entirely of independent directors within the meaning of the rules of NASDAQ and NYSE.
Audit Committee
We have a separately-designated standing Audit Committee. The Audit Committee assists our Board of Directors in monitoring the integrity of our financial statements, the independent auditor's qualifications and independence, performance of our independent auditors and our internal audit function, the establishment and maintenance of proper internal accounting controls and procedures, the treatment of employees' concerns regarding accounting and auditing matters as reported to our whistleblower hotline, and our compliance with legal and regulatory requirements. The Audit Committee's responsibilities also include appointing (subject to shareholder ratification), reviewing, determining funding for and overseeing our independent auditors and their services. Further, the Audit Committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

•	review and approve all related party transactions, as well as any subsequent modifications thereto, for actual or potential conflict of interest situations on an ongoing basis;

•	review and discuss with appropriate members of our management and the independent auditors our audited financial statements, related accounting and auditing principles, practices and disclosures;

•	review and discuss our audited annual and unaudited quarterly financial statements prior to the filing of such statements;

•
establish procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding our financial statements or accounting policies;

•
review reports from the independent auditors on all critical accounting policies and practices to be used for our financial statements and discuss with the independent auditor the critical accounting policies and practices used in the financial statements;

•	assist the Enterprise Risk Management Committee in its responsibility for oversight of risk management, including cybersecurity;

•
obtain reports from our management and internal auditors that we and our subsidiaries are in compliance with the applicable legal requirements and our Code of Business Conduct and Ethics, and advise our Board of Directors about these matters; and

•	monitor the adequacy of our operating and internal controls as reported by management and the independent or internal auditors.
We have adopted a policy that requires that all related party transactions be approved by our Audit Committee. In response to an annual questionnaire, we require directors, director nominees and executive officers to submit a description of any current or proposed related party transaction and provides updates during the year. In addition, we will provide the Audit Committee any similar available information with respect to any known transactions with beneficial owners of 5% or more of our voting securities. If management becomes aware of any potential transactions during the year, management presents such transactions for approval by the Audit Committee. In the event management becomes aware of any transaction that was not approved under the policy, management will present the transaction to the Audit Committee for its action as soon as reasonably practicable, which may include termination, amendment or ratification of the transaction. The Audit Committee will approve only those transactions that are in, or are not inconsistent with, the best interests of Maiden and our shareholders, as is determined in good faith in accordance with its business judgment. Unless otherwise indicated below, each of these related party transactions was approved by our Audit Committee.
Mr. Neff is the chairman of our Audit Committee and the other members are Messrs. Lyons and Nigro. All the members of the Audit Committee are independent both under SEC rules and as that term is defined in the listing standards of NASDAQ and NYSE. The Board of Directors has determined that Messrs. Lyons, Neff and Nigro are “audit committee financial experts.”
The Audit Committee has adopted a charter, which is currently available on our website at www.maiden.bm. Information on our website is not incorporated by reference into this report and does not otherwise form a part of this report.
During 2018, the Audit Committee met five times.

REPORT OF THE AUDIT COMMITTEE
The Audit Committee has reviewed and discussed the audited consolidated financial statements of Maiden Holdings, Ltd. with management and the independent auditors for the year ended December 31, 2018. The Audit Committee has discussed with the independent auditors the matters required to be discussed by the Statement on Auditing Standards No. 1301, as adopted by the Public Company Accounting Oversight Board in Rule 3200T.
The Audit Committee has received the written disclosures and the letter from the independent auditors required by applicable requirements of the Public Company Accounting Oversight Board in Rule 3526 regarding the independent auditors' communications with the Audit Committee concerning independence. The Audit Committee has discussed with the independent auditors the independent auditors' independence. The independent auditors and the Company's internal auditors had full access to the Audit Committee, including meetings without management present as needed.
Based on the Audit Committee’s review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the Company's audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 15, 2019.
Raymond M. Neff, Chairman
Simcha G. Lyons
Steven H. Nigro
Compensation Committee
The Compensation Committee’s responsibilities include, among other responsibilities:

•	reviewing and approving corporate and individual goals and objectives relevant to the compensation of our Chief Executive Officer and other named executive officers;

•
evaluating the performance of our Chief Executive Officer and other executive officers in light of such corporate and individual goals and objectives and, based on that evaluation, together with the other independent directors if directed by the Board of Directors, determining the base salary and bonus of the Chief Executive Officer and other executive officers and reviewing the same on an ongoing basis;

•	reviewing all related party transactions involving compensatory matters;

•
establishing and administering equity-based compensation under the Amended and Restated 2007 Share Incentive Plan (the “Plan”) and any other incentive plans and approving all grants made pursuant to such plans; and

•	making recommendations to our Board of Directors regarding non-employee director compensation and any equity-based compensation plans.
Please refer to the Compensation Discussion and Analysis within this Amended Filing for additional discussion of our policies and procedures for determining and establishing executive compensation.
Mr. Nigro is the chairman of our Compensation Committee and the other members of our Compensation Committee are Messrs. Neff and Lyons. All the members of the Compensation Committee are independent both under SEC rules and as that term is defined in the listing standards of NASDAQ and NYSE.
The Compensation Committee has adopted a charter. The charter is currently available on our website at www.maiden.bm. Information on our website is not incorporated by reference into this report and does not otherwise form a part of this report.
During 2018, the Compensation Committee met two times.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee’s responsibilities with respect to assisting our Board of Directors include, among other responsibilities:

•	establishing the criteria for membership on our Board of Directors and certain subsidiaries;

•	reviewing periodically the structure, size and composition of our Board of Directors and making recommendations to the board as to any necessary adjustments;

•	identifying individuals qualified to become directors for recommendation to our Board of Directors;

•	identifying and recommending for appointment to our Board of Directors, directors qualified to fill vacancies on any committee of our Board of Directors;

•
having sole authority to select, retain and terminate any consultant or search firm to identify director candidates and having sole authority to approve the consultant or search firm’s fees and other retention terms;

•
considering matters of corporate governance, developing and recommending to the board a set of corporate governance principles and our Code of Business Conduct and Ethics, as well as recommending to the board any modifications thereto;

•	considering questions of actual or possible conflicts of interest, including related party transactions, of members of our Board of Directors and of senior executives of our Company;

•	developing and recommending to our Board of Directors for its approval an annual board and committee self-evaluation process to determine the effectiveness of their functioning; and

•	exercising oversight of the evaluation of the board, its committees and management.
Mr. Lyons is the chairman of our Nominating and Corporate Governance Committee and the other members are Messrs. Neff and Nigro. All the members of the Nominating and Corporate Governance Committee are independent both under SEC rules and as that term is defined in the listing standards of NASDAQ and NYSE.
In carrying out its function to nominate candidates for election to our Board of Directors, the Nominating and Corporate Governance Committee considers the mix of skills, experience, character, commitment, and diversity of background, all in the context of the requirements of our Board of Directors at that point in time. The Nominating and Corporate Governance Committee interprets diversity to include viewpoints, background, expertise, industry knowledge and geography, as well as more traditional characteristics of diversity, such as race and gender. We believe that the commitment of the Board and the Committee to greater diversity in its governing committees is demonstrated by the current structure of the Board and the varied skills sets of our directors. The Nominating and Corporate Governance Committee believes that each candidate should be an individual who has demonstrated integrity and ethics in such candidate's personal and professional life, has an understanding of elements relevant to the success of a publicly-traded company and has established a record of professional accomplishment in such candidate's chosen field. Each candidate should be prepared to participate fully in Board of Directors activities, including attendance at, and active participation in, meetings of the Board of Directors, and not have other personal or professional commitments that would, in the Nominating and Corporate Governance Committee's judgment, interfere with or limit such candidate's ability to do so. Each candidate should also be prepared to represent the best interests of all of our shareholders and not just one particular constituency. Additionally, in determining whether to recommend a director for re-election, the Nominating and Corporate Governance Committee also considers the director's past attendance at Board of Directors and committee meetings and participation in and contributions to the activities of our Board of Directors.
The Nominating and Corporate Governance Committee considers recommendations for director candidates submitted by shareholders. In order for an individual recommended by a shareholder to be eligible for election as a director and considered by the Nominating and Corporate Governance Committee for the 2019 Annual General Meeting of Shareholders, the Corporate Secretary must receive the shareholder's recommendation pursuant to the requirements of our bye-laws as will be set forth in our Proxy to be filed later this year.
A shareholder recommending an individual for election as a director must provide the Nominating and Corporate Governance Committee with the candidate's name, age, principal occupation or employment, background and relationship with the proposing shareholder, share ownership, a brief statement outlining the reasons the candidate would be an effective director and information relevant to the considerations described above as well as a statement regarding the individual’s willingness to serve as a director. Shareholders should send the required information to the Corporate Secretary, Ideation House, 2nd Floor, 94 Pitts Bay Road, Pembroke HM08, Bermuda. The Nominating and Corporate Governance Committee may require further information. Such recommendations must be sent via registered, certified or express mail (or other means that allow the shareholder to determine when the recommendation was received by us). The Corporate Secretary will send any shareholder recommendations to the Nominating and Corporate Governance Committee for consideration at a future committee meeting. Individuals recommended by shareholders in accordance with these procedures will receive the same consideration as other individuals evaluated by the Nominating and Corporate Governance Committee.
The Nominating and Corporate Governance Committee has adopted a charter. The charter is currently available on our website at www.maiden.bm. Information on our website is not incorporated by reference into this report and does not otherwise form a part of this report.
During 2018, the Nominating and Corporate Governance Committee met four times.
Corporate Governance Guidelines and Code of Business Conduct and Ethics
We have adopted corporate governance guidelines and a code of business conduct and ethics that apply to all of our directors, officers and employees. These documents will be made available in print, free of charge, to any shareholder requesting a copy in writing to the Corporate Secretary, Maiden Holdings, Ltd., Ideation House, 2nd Floor, 94 Pitts Bay Road, Pembroke HM08 Bermuda. A copy of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is available on our website at www.maiden.bm. Information on our website is not incorporated by reference into this report and does not otherwise form a part of this report.
Communications with the Board of Directors and Audit Committee
Shareholders and other interested parties may communicate with members of the Board of Directors (either individually or as a body) by addressing the correspondence to that individual or body to The Board of Directors, c/o Corporate Secretary, Maiden Holdings, Ltd., Ideation House, 2nd Floor, 94 Pitts Bay Road, Pembroke HM08, Bermuda or by calling (441) 298-4900.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires officers, directors and persons who own more than ten (10) percent of a class of equity securities registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with both the SEC and the principal exchange upon which such securities are traded or quoted. Officers, directors and persons holding greater than ten (10) percent of the outstanding shares of a class of Section 12-registered equity securities (“Reporting Persons”) are also required to furnish copies of any such reports filed pursuant to Section 16(a) of the Exchange Act with the Company. Based solely on a review of the copies of such forms furnished to the Company and written representations that no other reports were required, the Company believes that from January 1, 2018 to December 31, 2018 all but one (Karen Schmitt) Section 16(a) filing requirements applicable to its Reporting Persons were complied with in a timely manner.

Risk Management Oversight
The Board of Directors has the ultimate oversight responsibility for the risk management function of the Company. The Company has implemented an enterprise-wide approach to risk management and has established an Enterprise Risk Management Committee (the “ERMC”) which consists of members of the Company's executive management. The members of the ERMC include senior executives, including our chief executive officer, chief financial officer/chief operating officer, chief actuary, chief risk officer, general counsel and senior compliance officer. The ERMC oversees the Company's framework for the identification, assessment, measurement, reporting of and management of exposure to the Company's risk on an enterprise-wide basis. Our Audit Committee receives a quarterly enterprise risk management overview from executive management, which includes updates on areas including operational/strategic risk, financial risk, legal/compliance risk, and emerging risks.
The Audit Committee assists the ERMC in its responsibility for oversight of risk management. In particular, the Audit Committee focuses on major financial risk exposures and the steps management has taken to monitor and control such risks, and discusses with our independent auditor the policies governing the process by which senior management and the various units of the Company assess and manage our financial risk exposure and operational/strategic risk.
The Company has separated the positions of Chief Executive Officer and Chairman of the Board. This separation enhances Board administration and communication, allows for consistent Board leadership and allows the Chief Executive Officer to focus on managing the Company.
Risks Related to Compensation Practices and Policies
Our Compensation Committee has reviewed our material compensation policies and practices applicable to our employees, including our named executive officers, and concluded that these policies and practices do not create risks that are reasonably likely to have a material adverse effect on us. Our Compensation Committee assessed the Company's compensation and benefits programs to determine if the programs' provisions and operations create undesired or unintentional risk of a material nature. We do not have any programs where the ability of a participant may directly affect variability of payout. Rather, we support the use of base salary, performance based compensation, and retirement plans that are generally uniform in design and operation throughout the Company and with all levels of employees.
Based on the foregoing, we believe that our compensation policies and practices do not create inappropriate or unintended significant risk to the Company as a whole. We also believe that our incentive compensation arrangements provide incentives that do not encourage risk-taking beyond our Company's ability to effectively identify and manage significant risks, are compatible with our effective internal controls and our risk management practices, and are supported by the oversight and administration of the Compensation Committee with regard to executive compensation programs.
Executive Officers
The table below sets forth the names, ages and positions of our executive officers (who are also our named executive officers ("NEOs")) as of the date of this Amended Filing:

Name	Age	Position(s)
Lawrence F. Metz	46	President and Chief Executive Officer
Patrick J. Haveron	57	Executive Vice President, Chief Financial Officer and Chief Operating Officer
William Jarman	44	Senior Vice President, Chief Actuary
Denis M. Butkovic	46	Senior Vice President, General Counsel and Secretary
Michael Haines	63	Senior Vice President - Finance
Set forth below are descriptions of the backgrounds of each of our NEOs.
Lawrence F. Metz, President and Chief Executive Officer, has served in that role since September 2018. He previously served as Executive Vice President, General Counsel and Secretary since February 2016, and as Senior Vice President, General Counsel and Secretary from June 2009 to February 2016. Mr. Metz is also a director of several of our wholly owned subsidiaries. From 2007 to 2009, Mr. Metz served as Vice President, General Counsel - US Operations and Assistant Secretary of AmTrust. From 2004 to 2007, Mr. Metz served as Vice President, General Counsel and Secretary of a publicly-traded provider of information management and business process optimization solutions. Mr. Metz holds a B.S. from the University of Wisconsin - Madison and a J.D. from Fordham University School of Law. Mr. Metz serves on the Board of Overseers of the RAND Institute for Civil Justice, and formerly served as the Chair and Vice Chair of the Legal Subcommittee of the Legal and Government Affairs Committee of the Property Casualty Insurers Association of America, and also formerly served on the Board of Advisors of the RAND Center for Corporate Ethics and Governance.
Patrick J. Haveron, Executive Vice President, Chief Financial Officer and Chief Operating Officer, has served in that role since September 2018, and had served as President of our wholly owned subsidiary Maiden Reinsurance Ltd. since February 2014. Prior to that, Mr. Haveron was an Executive Vice President and had served in that role since November 2009. Mr. Haveron is also a director of several of our wholly owned subsidiaries. From 2004 to 2009, Mr. Haveron was President and Chief Executive Officer of Preserver Group, Inc., a publicly-traded property and casualty insurer, after having served in a variety of financial and executive leadership roles since 1988. Mr. Haveron was also Senior Vice President and Chief Operating Officer of Tower Group, Inc., a publicly-traded property and casualty insurer, from 2007 to 2009 after its acquisition of Preserver in 2007. Mr. Haveron has previously served on the board of governors of the Property Casualty Insurers Association of America, and holds a B.S. from the University of Scranton.

William Jarman, Senior Vice President and Chief Actuary, has served in that role since November 2012. Mr. Jarman previously served as Vice President - Managing Actuary from 2009 to 2012 and as Assistant Vice President - Pricing Actuary from 2004 to 2009. Mr. Jarman served in a variety of actuarial roles for AIG, Cigna Property and Casualty, and Prudential Property and Casualty since 1996. Mr. Jarman previously served in actuarial roles with American International Insurance Company from 1999 to 2004; CIGNA Property and Casualty Insurance Company from 1997 to 1999; and Prudential Property and Casualty Insurance Company from 1996 to 1997. Mr. Jarman is a Fellow of the Casualty Actuarial Society and a member of the American Academy of Actuaries. Mr. Jarman holds a B.S. in Actuarial Science from Pennsylvania State University.
Denis M. Butkovic, Senior Vice President, General Counsel and Secretary, has served in that role since October 2018. Mr. Butkovic is also a director of several of our wholly owned subsidiaries. From 2016 to 2018, Mr. Butkovic was Director of Business Development, M&A for Bristol-Myers Squibb. From 2004 to 2016 he served several positions for American International Group, Inc. (AIG), including Deputy General Counsel, Global Lead Attorney for the company’s property and casualty companies and operations from 2011 to 2016. Additional positions with AIG included Associate General Counsel, Lead Corporate Attorney U.S./Canada from 2007 to 2011 and Assistant General Counsel, Mergers and Acquisitions from 2004 to 2007. Mr. Butkovic held corporate associate positions with Kirkland & Ellis from 2000 to 2004 and with Stroock & Stroock & Lavan, LLP from 1998 to 2000. Mr. Butkovic holds a B.A. in Economics and Political Science from the University of Michigan and a J.D. from Fordham University School of Law, and is a member of the New York State Bar Association.
Michael Haines, Senior Vice President, Finance, has served in that role since January 2019. From 2012 to 2018, Mr. Haines served as Senior Vice President and Chief Financial Officer for Financial Guaranty Insurance Company. From 2005 to 2011, Mr. Haines served as Managing Vice President and Chief Accounting Officer for Tower Group Companies and as Senior Vice President and Chief Financial Officer for its predecessor company, Preserver Group. From 1992 to 2005, Mr. Haines was employed by Amalgamated Life Insurance Company, serving as Senior Vice President and Chief Financial Officer from 1998 to 2005. Mr. Haines began his career with Ernst & Young from 1988 to 1992. Mr. Haines is a Certified Public Accountant, a Fellow of the Chartered Accountants in England and Wales and a Chartered Global Management Accountant. He received his BA (Hons) from Hatfield, England with a degree in Business Studies and a major in Accountancy.
Retired Executive Officers
Two of our executive officers announced their retirements during 2018. Our former President and Chief Executive Officer (“Retired CEO”) Arturo M. Raschbaum announced his retirement on August 9, 2018, which became effective on September 1, 2018. Our former Chief Financial Officer (“Retired CFO”) Karen Schmitt’s retirement became effective March 1, 2019. Due to the requirements of the disclosure rules, both Mr. Raschbaum’s and Ms. Schmitt’s compensation is disclosed in the Summary Compensation Table and other related tables.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
The material elements of our executive compensation philosophy, strategy and plans covering our NEOs are discussed below. The Compensation Committee is responsible for establishing, implementing and monitoring our compensation programs, philosophy and objectives.
Overview
The objectives of our executive compensation philosophy are to retain those executives whom we believe will be essential to our growth, to attract other talented and dedicated executives and to motivate each of our executives to develop our overall profitability and drive shareholder value. To achieve these goals, we intend to offer each executive an overall compensation package that is competitive, and a substantial portion of which will be tied to the achievement of specific performance objectives. Our overall strategy is to compensate our NEOs with a mix of cash compensation, in the form of base salary and bonus, and equity compensation, in the form of share options, restricted share and restricted share unit awards.
Our Compensation Committee is responsible for establishing the compensation of the Company’s NEOs. The CEO and CFO/COO participate in the review and refinement of our executive compensation program. The CEO and CFO/COO meet with the Compensation Committee to discuss compensation packages for the other NEOs and senior managers and to review the performance of the Company and each executive, other than themselves, and make recommendations with respect to the appropriate base salary, annual cash bonus and grants of long-term equity incentive awards. After considering these recommendations and other relevant considerations, the Compensation Committee determines the annual compensation package for each executive. The Compensation Committee, with input from the independent members of our Board of Directors, evaluates the performance of our CEO and CFO/COO to determine their appropriate compensation package. In setting annual compensation packages, the Compensation Committee was assisted by its independent compensation consultant who provided advice on market pay practices, pay design and mix and market pay levels.
For analysis and determination of 2018 compensation, the Company, and separately the Compensation Committee, utilized industry proxy competitive executive compensation data provided by our compensation consultant (Mercer) during 2017 as well as the reinsurance industry surveys of Willis Towers Watson Data Services, Property and Casualty Reinsurance Compensation Survey and the PWC Bermuda International Business Compensation Survey for the Insurance and Reinsurance Industry to analyze the competitive compensation elements of base salary, long term and annual incentives, total direct compensation and Bermuda benefits for our named executive officers and other company executives. Industry proxy peers selected and analyzed were based upon company mission, assets and percentage of premium categorized as reinsurance. Peers benchmarked for 2018 compensation analysis included: Everest Re Group, Ltd., Axis Capital Holdings, Ltd., Renaissance Re Holdings, Ltd., Aspen Insurance Holdings, Validus Holdings, Ltd., Argo Group International Holdings, Ltd., Third Point Reinsurance Ltd., Greenlight Capital Re Ltd. Reinsurance Group of American, Inc., Markel Corporation and Alleghany Corporation. Our compensation philosophy is to target the executive compensation elements of base salary and incentives at 50th percentile/median of industry.
Executive Compensation
We believe that our NEOs’ overall compensation packages are market competitive and include reasonable pay elements that align the interests of our NEOs with those of our shareholders and are tied to the achievement of our business plan. Our executive compensation packages include both fixed and variable elements. Described below is each element of our NEOs compensation packages.
Fixed Compensation
Salary.  The Company provides a competitive-level of base salaries to our NEOs for performance of day-to-day services. Each year, the Compensation Committee reviews each NEO’s base salary to determine whether an adjustment is warranted or required. In determining base salaries for our NEOs, the Committee considers a number of factors, including:

•	Competitive market data derived from our compensation peer group and compensation surveys;

•	Past individual performance;

•	Past Company performance;

•	Internal pay equity;

•	Recommendations of Messrs. Metz and Haveron;

•	Feedback from each independent director on the Board of Directors; and

•	Advice from our independent compensation consultant.
Upon their respective appointments in September 2018 to President and Chief Executive Officer and Chief Financial Officer/Chief Operating Officer, the base salary of Mr. Metz was increased from $461,900 to $725,000, and the base salary of Mr. Haveron was increased from $520,000 to $600,000.
Variable Compensation
Annual Bonus Plan. Historically, payouts under our annual bonus plan were based upon achieved performance against pre-determined performance goals. However, for the 2018 performance year, the Compensation Committee determined that performance metrics set at the beginning of the year were no longer valid due to the substantial changes the Company underwent during 2018 as a result of the Strategic Review initiated by our Board. Therefore, the Compensation Committee determined that 2018 annual bonus payouts would be made in its sole discretion, taking into account individual and corporate performance.
Determination of 2018 Cash Bonus Payouts to our CEO and CFO/COO
The Compensation Committee determined the CEO’s and CFO/COO’s 2018 annual bonus payout by taking into account the CEO's and CFO/COO’s critical management and leadership accomplishments and their effectiveness in the following:

•	Managing the Company's overall business and operating strategy;

•
Successfully leading the Strategic Review process via a series of the following transformational transactions to improve the solvency of the Company, simplify the organizational structure of the Company and cure the ECR breach and position the Company for improved results in 2019 and beyond including the following:

◦	Renewal Rights Agreement with Transatlantic Reinsurance Company;

◦	Sale of Maiden Reinsurance North America, Inc. to Enstar Holdings (US) LLC;

◦	Sale of U.S. casualty facultative reinsurance team to Sompo Group;

◦	Sale of AVS Automotive Versicherungs Service GmbH and related European subsidiaries to Allianz Partners, including a three-year quota share reinsurance agreement with Allianz;

◦	Sale of Maiden Russia;

◦
Negotiating the partial termination of the AmTrust Quota Share Reinsurance Agreement on a cut-off basis effective January 1, 2019 and then negotiating the ultimate termination of both the remaining AmTrust Quota Share Reinsurance Agreement and European Hospital Liability Quota Share Agreement on a run-off basis effective January 1, 2019; and

◦	Negotiating Master Transaction Agreements with Enstar to protect the Company’s loss reserve position and strengthen and stabilize its capital position and solvency ratios.

•	Maintaining an effective working relationship and improving communication with the Board of Directors;

•	Reducing operating expenses by more than $50 million on an annualized basis; and

•	Enhancing the risk management framework for the Company.
As a result of the foregoing accomplishments in 2018 and in early 2019, the Compensation Committee approved a cash bonus of $250,000 for each of Messrs. Metz and Haveron.
Long-Term Equity Incentive Compensation. Long-term equity incentive compensation is designed to increase shareholder value, align the interests of our NEOs with those of our stockholders, and encourage retention of our NEOs over a sustained time period. We have designed our pay arrangements such that a majority of our CEO’s and a significant portion of our other NEOs’ total target compensation is comprised of long-term equity awards. This emphasis on long-term incentives reflects our desire to reward our NEOs for effective long-term management decisions that drive shareholder value and provide our NEOs the opportunity to accumulate a meaningful ownership position in the Company.
The Compensation Committee set each NEO’s long-term incentive target value based on a number of factors, including internal pay equity considerations, peer group pay practices, advice from the compensation consultant and the NEO’s scope of duties and responsibilities, tenure, experience, and performance expectations. Generally, the Compensation Committee sets each NEO’s long-term equity awards target value at median of our peer group, subject to adjustment to reflect the foregoing factors.
For each NEO (other than the Retired CEO), the number of PSUs that may be earned is based on achieved performance against two equally weighted performance metrics (individual performance goals and corporate performance goals). The number of performance shares earned can range from 0% to 200% of target. Earned performance shares are settled in a like number of shares of common stock following the completion of the performance period. The descriptions and tables below show the Compensation Committee previously approved corporate performance goals and each goal's respective weight:
2018-2020 PSU Grants (excluding Retired CEO)
Each NEO’s long-term target value was awarded in the form of performance share units (“PSUs") on February 19, 2018. The number of shares (at target performance) subject to each PSU grant was determined by dividing the grant’s target value by the Company’s closing share price on the date of grant.
However, due to substantial changes to the Company’s structure during 2018, the Compensation Committee determined that the performance metrics set at the beginning of 2018 were no longer appropriate given these changes. Therefore, the Compensation Committee determined it would be appropriate to terminate and settle the 2018-2020 PSUs as of December 31, 2018 based on achieved performance through the end of the truncated performance period and prorated to reflect the portion of the performance period that had elapsed through December 31, 2018. During that period, the Company did not achieve threshold performance with respect to the first three performance measures listed in the above table. The Company did achieve performance above threshold but below target performance goal for Expense Efficiency Ratio (i.e., 3.47%), which resulted in a payout equal to 7.66% of each NEO’s target number of performance shares, subject to proration.

Business Performance Metric	Weight	2018-20 Target	2018-20 Actual as % of Target (1 year performance)	2018-20 Calculated Payout
OROE	40.00%	15.00%	—%	—%
Combined Ratio	30.00%	99.00%	—%	—%
Revenue Growth	20.00%	10.00%	—%	—%
Operating Expenses	10.00%	2.81%	76.63%	7.66%
Total	100.00%			7.66%
2017-2019 PSU Grants
For the same reasons that the 2018-2020 PSU grants were terminated and settled at the end of 2018, the Compensation Committee approved the termination and settlement of the 2017-2019 PSUs based on actual performance through the end of the truncated performance period and prorated to reflect the portion of the performance period that had elapsed through December 31, 2018. The table below shows the Compensation Committee approved corporate performance goals, each goal's respective weight, achieved performance against the performance goals and the percentage of target earned:

Business Performance Metric	Weight	2017-19 Target	2017-19 Actual as % of Target (average 2 year performance)	2017-19 Calculated Payout
OROE	40.00%	14.50%	—%	—%
Combined Ratio	30.00%	99.00%	—%	—%
Revenue Growth	20.00%	10.00%	29.50%	5.90%
Operating Expenses	10.00%	2.75%	91.51%	9.15%
Total	100.00%			15.05%
2016-2018 PSU Grants
With respect to the 2016-2018 PSU grants, the table below shows the Compensation Committee approved corporate performance goals, each goal's respective weight, achieved performance against the performance goals and the percentage of target earned:

Business Performance Metric	Weight	2016-18 Target	2016-18 Actual as % of Target	2016-18 Calculated Payout
OROE	40.00%	13.00%	4.10%	1.64%
Combined Ratio	30.00%	97.50%	—%	—%
Revenue Growth	20.00%	10.00%	40.67%	8.13%
Operating Expenses	10.00%	2.65%	92.24%	9.22%
Total	100.00%			18.99%

With this final settlement, a total of 106,278 common shares were issued to a total of eight employees, which included the CEO, CFO/COO and other senior leaders in March 2019.
Promotion Awards
During 2018, the Compensation Committee approved the following promotion awards:

•
On August 8, 2018, the grant of restricted shares, with a grant date fair value of $1,000,000, to Mr. Metz in recognition of his appointment to the position of President and CEO. These restricted shares vest one-third on each anniversary of the grant date.

•
On November 6, 2018, the grant of restricted shares, with a grant date fair value of $405,965, to Mr. Haveron in recognition of his appointment to the position of CFO/COO. These restricted shares vest one-third on each anniversary of the grant date.

Other Compensation and Benefits
Benefits.  The Company provides a competitive level of benefits to our employees, including our NEOs, in the form of life insurance coverage, 401(k) retirement plan, health care coverage and disability benefits. These health and welfare plans help ensure that the Company has a productive and focused workforce through reliable and competitive health and other benefits. The Company does not provide our NEOs with supplemental health care, disability or retirement benefits.
Perquisites. The Company provides limited perquisites to our NEOs, such as supplemental life insurance coverage, car allowance and executive physical. In addition, NEOs who reside and/or work in Bermuda receive allowances for housing/accommodations, commuting and tax gross-ups. These type of perquisites are commonly provided to executive officers who reside overseas as expatriates.

Change in Control and Severance Arrangements.  We do not maintain change in control agreements with any of our named executive officers. We do not provide any severance benefits other than as may be provided in an executive's employment agreement.
At our 2018 Annual General Meeting of Shareholders, based on the response we received from our shareholders on the advisory votes regarding the compensation of our named executive officers and the frequency of voting on executive compensation (95.3% of the Company's shareholders voted in favor), the Board intends to continue its current compensation practices which link executive pay to Company performance and hold advisory votes on executive compensation every year.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with executive management. Based on its review, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amended Filing.

Steven H. Nigro, Chairman
Simcha G. Lyons
Raymond M. Neff

2018 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation(2)	All Other Compensation		Total
Lawrence F. Metz President and Chief Executive, Maiden Holdings, Ltd.	2018	$547,913	$250,000	$1,230,950	(3)	$—	$—	$22,158	(4)	$2,051,021
	2017	$461,900	$—	$230,950	(5)	$—	$150,000	$14,500	(4)	$857,350
	2016	$461,900	$—	$230,950	(5)	$—	$83,165	$14,202	(4)	$790,217
Patrick J. Haveron Chief Financial Officer & Chief Operating Officer, Maiden Holdings, Ltd. and President, Maiden Reinsurance Ltd.	2018	$543,600	$250,000	$665,965	(7)	$—	$—	$284,101	(6)	$1,743,666
	2017	$501,600	$—	$250,800	(5)	$—	$117,563	$241,120	(8)	$1,111,083
	2016	$501,600	$—	$250,800	(5)	$—	$104,207	$268,390	(8)	$1,124,997
Arturo M. Raschbaum Former President and Chief Executive Officer, Maiden Holdings, Ltd.	2018	$670,833	$250,000	$—		$—	$—	$2,333,661	(9)	$3,254,494
	2017	$1,000,000	$250,000	$—		$—	$—	$201,754	(10)	$1,451,754
	2016	$1,000,000	$460,000	$1,000,000	(11)	$—	$—	$217,423	(10)	$2,677,423
Karen L. Schmitt Executive Vice President - Finance and Former Chief Financial Officer, Maiden Holdings, Ltd.	2018	$600,000	$—	$390,000	(12)	$—	$—	$2,314,764	(13)	$3,304,764
	2017	$600,000	$—	$390,000	(5)	$—	$187,500	$329,237	(8)	$1,506,737
	2016	$600,000	$—	$390,000	(5)	$—	$174,510	$338,560	(8)	$1,503,070
Thomas H. Highet Former President, Maiden Reinsurance North America (formerly owned subsidiary)	2018	$309,423	$—	$235,000	(12)	$—	$—	$11,375	(14)	$555,798
	2017	$450,000	$—	$225,000	(5)	$—	$84,375	$12,391	(15)	$771,766
	2016	$450,000	$—	$225,000	(5)	$—	$70,116	$12,391	(15)	$757,507

(1)	Amount shown reflects discretionary cash awards for Executive's performance during that year granted in the first quarter of the following year.
(2)	Represents cash awards earned for performance in accordance with the Annual Incentive Plan and reported in the Compensation and Management Discussion.
(3)
Represents the aggregate grant date fair market value of performance based restricted share unit awards granted to the named executive officer as determined in accordance with Accounting Standards Codification Topic No. 718, "Compensation Stock Discussion," using the assumptions described in Note 14 to the Financial Statements included in our Annual Report on Form 10-K filed with the SEC. The value of the performance based restricted shares at grant date fair market value in February 2018 was $230,950, but this grant was partially paid out in March 2019 and was retired. At the discretion of the Compensation Committee in August 2018, Mr. Metz was granted 135,135 restricted shares subject to a three year vesting with one third vested on the first anniversary of the grant date, one third on the second anniversary of the grant date and the remaining on the third anniversary of the grant date. The restricted shares were awarded with voting and dividend rights. The value of the restricted shares at grant date fair market value for Mr. Metz was $1,000,000.

(4)	Amount shown reflects payments related to life insurance, car allowance and executive physical.
(5)
Represents the aggregate grant date fair market value of performance based restricted share unit awards granted to the named executive officer as determined in accordance with Accounting Standards Codification Topic No. 718, "Compensation Stock Discussion," using the assumptions described in Note 15 to the Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 15, 2019. The value of the performance based restricted shares at grant date fair market value for Ms. Schmitt was $390,000, Mr. Haveron was $250,800, Mr. Metz was $230,950 and Mr. Highet was $225,000. At maximum plan performance, the performance based restricted share units would be estimated at 200% value of the grant date fair market value variable to the fair market value of common shares as of the settlement date. For the February 2017 grant, Messrs. Metz and Haveron received partial payouts and more fully described in this Amended Filing and was retired. For the February 2016 grant, Messrs. Metz and Haveron received payouts and more fully described in this Amended Filing.

(6)	Amount shown reflects the costs related to commuting to our office in Bermuda and related lodging expenses, car allowance, tax equalization, life insurance, and Bermuda Social Insurance.
(7)
Represents the aggregate grant date fair market value of performance based restricted share unit awards granted to the named executive officer as determined in accordance with Accounting Standards Codification Topic No. 718, "Compensation Stock Discussion," using the assumptions described in Note 15 to the Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 15, 2019. The value of the performance based restricted shares at grant date fair market value in February 2018 was $260,000, but this grant was partially paid out in March 2019 and was retired. At maximum plan performance, the performance based restricted share units would be estimated at 200% value of the grant date fair market value variable to the fair market value of common shares as of the settlement date. At the discretion of the Compensation Committee in November 2018, Mr. Haveron was granted 111,836 restricted shares subject to a three year vesting with one third vested on the first anniversary of the grant date, one third on the second anniversary of the grant date and the remaining on the third anniversary of the grant date. The restricted shares were awarded with voting and dividend rights. The value of the restricted shares at grant date fair market value for Mr. Haveron was $405,965.

(8)	Amount shown reflects the costs related to commuting to our office in Bermuda and related lodging expenses, car allowance, tax equalization, life insurance and Bermuda social insurance.
(9)
Mr. Raschbaum retired from his position as President and Chief Executive Officer on September 1, 2018. On September 30, 2018, Mr. Raschbaum signed a separation agreement with Maiden Holdings, Ltd, agreeing to forfeit any of his remaining outstanding equity in exchange for a release payment of $2,200,000 which he received in the fourth quarter of 2018. Amount shown reflects this payment as well as costs related to commuting to our office in Bermuda and associated lodging expenses, tax equalization, life insurance, and Bermuda social insurance.

(10)	Amount shown reflects payments related to the costs of commuting to our office in Bermuda and associated lodging expenses, tax equalization, life insurance, and Bermuda social insurance.
(11)
Amount shown reflects the grant date fair market value of restricted share units granted to Mr. Raschbaum. The restricted share units vest one third on the first anniversary of the grant date, one third on the second anniversary of the grant date and one third on the third anniversary of the grant date. See footnote 9 above.

(12)
Represents the aggregate grant date fair market value of performance based restricted share unit awards granted to the named executive officer as determined in accordance with Accounting Standards Codification Topic No. 718, "Compensation Stock Discussion," using the assumptions described in Note 15 to the Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 15, 2019. The value of the performance based restricted shares at grant date fair market value for Ms. Schmitt was $390,000 and Mr. Highet was $235,000. At maximum plan performance, the performance based restricted share units would be estimated at 200% value of the grant date fair market value variable to the fair market value of common shares as of the settlement date. Per her settlement agreement, Ms. Schmitt forfeited her outstanding grants of restricted share units. Mr. Highet resigned from the Company on August 29, 2018 and thus forfeited his outstanding grants of restricted share units.

(13)
Ms. Schmitt retired from her position as Chief Financial Officer effective September 1, 2018 with a retirement date of March 1, 2019 under her new position as Executive Vice President - Finance. Ms. Schmitt signed a separation agreement with Maiden Holdings, Ltd. for which she received a payment of $2,000,000 on August 31, 2018 and another payment for $1,325,000 in March 2019 subsequent to her retirement from the Company on March 1, 2019. Amount shown reflects the third quarter 2018 payment only as well as payments related to commuting to our office in Bermuda and related lodging expenses, car allowance, tax equalization, life insurance and Bermuda social insurance.

(14)	Amount shown reflects payments related to life insurance, car allowance and executive physical.
(15)	Amount shown reflects payments related to life insurance and car allowance.

GRANTS OF PLAN-BASED AWARDS IN 2018

		Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards:
Name	Grant Date	Target (1)	Maximum (#)	Number of Shares of Stock Units and Restricted Shares (#)	Grant Date Fair Value of Stock Awards (2)
Lawrence F. Metz	February 19, 2018	32,076	64,152	135,135	$1,230,950
Patrick J. Haveron	February 19, 2018	36,111	72,222	111,836	$665,965
Arturo M. Raschbaum	February 19, 2018	—	—	—	$—
Karen L. Schmitt	February 19, 2018	54,167	108,334	—	$390,000
Thomas H. Highet	February 19, 2018	32,639	65,278	—	$235,000

(1)
Represents target grant of performance restricted share units for the 2018-2020 Long Term Incentive Plan (LTIP). The LTIP was retired at the end of 2018 and this grant, in addition to the 2017-2019 cycle performance restricted share unit grants were vested for settlement in 2019 based on the pro-rated performance through 2018 and a partial portion of the original target for Mr. Metz and Mr. Haveron. Mr. Highet, who resigned on August 27, 2018, and Ms. Schmitt who retired on March 1, 2019 have forfeited their grants. For Mr. Metz, this represents $230,950 granted under the LTIP, for Mr. Haveron this represents $260,000 granted under the LTIP though these were partially paid out as more fully described in this Amended Filing.

(2)
Represents the aggregate grant date fair value of option awards, restricted shares and performance restricted share unit awards granted to our named executive officers as determined in accordance with ASC 718 using the assumptions described in the "Notes to the Consolidated Financial Statements Note 15. Share Compensation and Pension Plans" included under Item 8. Financial Statements and Supplementary Data included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Employment Agreements
Lawrence F. Metz, Patrick J. Haveron and William Jarman
We have entered into employment agreements for three year terms for Mr. Metz and Mr. Haveron effective November 11, 2011 and Mr. Jarman effective November 1, 2017. Each employment agreement is virtually the same for these three individuals except for salary and title. Below is a summary of the key terms of these employment agreements. We do not currently maintain key man life insurance policies with respect to any of our senior management.
Messrs. Metz’s and Haveron’s agreements automatically renewed for three additional years in 2017 and were extended for one additional year through November 1, 2021. Mr. Jarman’s agreement will expire on October 31, 2020 unless terminated earlier pursuant to the terms of the employment agreement. The employment agreements will automatically renew for successive three year periods unless the Company or the respective employee provide 90 days' notice of its or his/her intention not to renew the employment agreement. Messrs. Metz, Haveron and Jarman receive housing and/or accommodation allowances and commuting allowances regarding their working time in Bermuda.
Under the employment agreements, we are able to terminate each executive's employment at any time for “cause” and, upon such an event, we will have no further compensation or benefit obligation to such executive after the date of termination. Cause is defined in the agreement as (i) a material breach of the employment agreement by the executive, but only if such breach is not cured within 30 days following written notice by the Company to the executive of such breach, assuming such breach may be cured; (ii) conviction of any act or course of conduct involving moral turpitude; or (iii) engagement in any willful act or willful course of conduct constituting an abuse of office or authority that significantly and adversely affects our business or reputation. No act, failure to act or course of conduct on the executive's part will be considered willful unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action, omission or course of conduct was in our best interests.
Under the employment agreements, the executives have agreed to keep confidential all information regarding the Company received during the term of employment and thereafter. Each executive also agreed that during the term of employment and for a two-year period beginning upon termination of the employment, he or she will not solicit any of our customers with whom he had dealings or senior employees or solicit any entity that he knows has been contacted by us regarding a possible acquisition by us for purposes of acquiring that entity. Each executive has also agreed to a non-compete provision of one year from the date of termination of the agreement, and a non-solicitation of clients and employees for two years from the date of termination of the agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2018

The following table sets forth the option and stock awards held by the named executive officers as of December 31, 2018:

	Option Awards				Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested Unexercised		Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (3)
Lawrence F. Metz	8,000		$5.11	6/1/2019	135,135		$1,000,000	17,549	(4)	$28,956
	50,000		$7.25	3/4/2020				13,788	(4)	$22,750
								32,076	(4)	$52,925
Patrick J. Haveron	30,000		$7.25	3/4/2020	111,836		$405,965	19,058	(4)	$31,446
								14,973	(4)	$24,705
								36,111	(4)	$59,583
Arturo M. Raschbaum	—	(5)	$—		—	(6)
Karen L. Schmitt	32,200		$4.45	2/24/2019					(7)
	50,000		$7.25	3/4/2020					(7)
Thomas H. Highet	—		$—						(8)

(1)
Under the Plan, 25% of the options will become exercisable on the first anniversary of the grant date, with an additional 6.25% of the options vesting each quarter thereafter based on the executive's continued employment over a four-year period.

(2)	These restricted shares granted shall vest one-third annually on the each anniversary of the grant date over a three-year period. The restricted shares have both dividend and voting rights.

(3)	To calculate the value in this column, the closing price of the Company's stock as per NASDAQ on December 31, 2018 of $1.65 was used.

(4)
These restricted share units shall vest based upon the achievement of certain performance criteria relating to return on equity, combined ratio, revenue growth and operating expense during the respective performance period assigned to such grants (usually three years). The target award listed in this column represents 100% of the target award, and 0% to 200% of such target award may vest depending upon the degree to which the performance targets are met. The LTIP was retired at the end of 2018 and this grant, in addition to the 2017-2019 and 2018-2020 cycle performance restricted share unit grants were vested for settlement in 2019 based on the pro-rated performance through 2018 and a partial portion of the original target for Mr. Metz and Mr. Haveron. Mr. Highet, who resigned on August 27, 2019, and Ms. Schmitt who retired on March 1, 2019 have forfeited their grants under the LTIP. For Mr. Metz, this represents $230,950 granted under the LTIP and for Mr. Haveron this represents $260,000 granted under the LTIP.

(5)
Mr. Raschbaum retired from his position as President and Chief Executive Officer effective September 1, 2018. On September 30, 2018, Mr. Raschbaum signed a separation agreement with Maiden Holdings, Ltd, in which he agreed to forfeit his remaining outstanding equity in exchange for a release payment of $2,200,000 that he received in the fourth quarter 2018. Mr. Raschbaum’s remaining outstanding equity that he forfeited included: 229,514 vested unexercised share options granted at $3.28 with an expiration date of November 12, 2018; 333,333 vested unexercised share options granted at $7.25 with an expiration date of November 12, 2019; and 333,333 vested unexercised share options granted at $7.85 with an expiration date of November 12, 2020.

(6)	In accordance with Mr. Raschbaum’s separation agreement entered into on September 30, 2018, he forfeited 25,330 non-performance restricted stock units that were scheduled to vest on February 15, 2019.

(7)
Ms. Schmitt retired from the Company on March 1, 2019. Upon her retirement, Ms. Schmitt forfeited the following three target grants of restricted share units: 29,635, 23,284 and 54,167. These restricted share units were to vest based upon the achievement of certain performance criteria relating to return on equity, combined ratio, revenue growth and operating expense during the respective performance period assigned to such grant (usually three years). The target grants listed above represent 100% of the target award, and 0% to 200% of such target awards could have vested depending upon the degree to which the performance targets were met.

(8)
Mr. Highet resigned from the Company on August 29, 2018 upon the completion of the renewal rights transaction with TransAtlantic Reinsurance. Upon his resignation, Mr. Highet forfeited the following three target grants of restricted share units: 17,097, 13,433 and 32,639. These restricted share units were to vest based upon the achievement of certain performance criteria relating to return on equity, combined ratio, revenue growth and operating expense during the respective performance period assigned to such grants (usually three years). The target grants listed above represent 100% of the target award, and 0% to 200% of such target awards could have vested depending upon the degree to which the performance targets were met.

OPTION EXERCISES AND STOCK VESTED IN 2018
With respect to our named executive officers, this table shows the stock options exercised by such officers during 2018 (disclosed under the “Option Awards” columns). The dollar value reflects the total pre-tax value realized by such officers, not the grant-date fair value or recognized compensation expense disclosed elsewhere in this Amended Filing. Value from these option exercises were only realized to the extent our stock price increased relative to the stock price at grant (exercise price). This table also shows the stock awards paid out under the grants made by the Compensation Committee in February 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting		Value Realized on Vesting
Lawrence F. Metz	—	$—	6,191	(1)
Arturo M. Raschbaum	—	$—	—
Karen L. Schmitt	—	$—	24,704
Patrick J. Haveron	—	$—	15,793
Thomas H. Highet	—	$—	7,484	(2)
(1) Does not include an additional 3,226 common share disposition resulting from withholding of securities for the payment of tax liability.
(2) Does not include an additional3,845 common share disposition resulting from withholding of securities for the payment of tax liability.
CEO Pay Ratio.  We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO.  For 2018, our last completed fiscal year:

•	the median of the annual total compensation of all employees of our company (other than our CEO) was $154,156, and

•	the annual total compensation of our CEO, as reported in the Summary Compensation Table included on page 14 of this Amended Filing, was $2,051,021.
Based on this information for fiscal year 2018, we reasonably estimate that the ratio of our CEO’s annual total compensation to the annual total compensation of our median employee was 13.3:1. Our pay ratio estimate has been calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized below.
To identify our median employee, we first determined our employee population as of December 31, 2018 (the “Determination Date”). We had 86 employees, representing all full-time, part-time, seasonal and temporary employees as of the Determination Date. This number does not include any employee identified as operating in countries for which data privacy restrictions apply nor independent contractors or “leased” workers, as permitted by the applicable SEC rules.
We then measured the employee population’s total target cash compensation for the period beginning on January 1, 2018 and ending on December 31, 2018. This compensation measurement was calculated by totaling, for each employee, his or her base salary and target annual cash incentive award for 2018. We annualized compensation for any employees who were employed for less than the full fiscal year, but we did not annualize the compensation for employees in temporary or seasonal positions.
Once we identified our median employee, we then determined that employee’s total compensation, including any perquisites and other benefits, in the same manner that we determine the total compensation of our named executive officers for purposes of the Summary Compensation Table disclosed above. For 2018, the total compensation of our median employee was determined to be $135,177. This total compensation amount for our median employee was then compared to the 2018 total compensation of our CEO as reported in the Summary Compensation Table to determine the pay ratio.
Given the different methodologies that various public companies will use to determine their pay ratio, the pay ratio disclosed above should not be used as a basis for comparison between or among companies.

PENSION BENEFITS AND NON-QUALIFIED DEFERRED COMPENSATION
We do not have any qualified or non-qualified defined benefit plans.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
We do not maintain change in control agreements with any of our named executive officers and none of our equity awards vest upon a change in control of the Company. We do not provide for severance benefits for any of our named executive officers.

DIRECTOR COMPENSATION FOR 2018
In 2018, we paid an annual cash retainer of $100,000 to each non-employee director of the Company. We also reimbursed our directors for reasonable expenses they incur in attending meetings of the Board of Directors or any of its committees. Directors may also be eligible in the future for awards under the Plan. Employee directors received no compensation for service on the Board of Directors or any board committee. For his service as Lead Independent Director, Mr. Nigro received an additional annual cash retainer of $20,000.
It is our intention that annually, on or around June 1, each non-employee director will receive a grant of 6,000 restricted share units which will vest on the first anniversary of the grant. Each non-employee director received a grant of 6,000 restricted share units on June 1, 2018. For his service as Lead Independent Director, Mr. Nigro received an additional annual grant of 1,000 restricted share units.
Mr. Zyskind has never accepted a retainer, any Board of Directors or committee fees or any options or other equity-based awards for his service as non-executive Chairman of our Board of Directors.
The following table provides the amount of compensation paid to the non-employee directors of the Company for 2018:

Name	Fees Earned or Paid in Cash (1)	Restricted Share Units (2)	Total
Barry D. Zyskind	$—	$—	$—
Raymond M. Neff	100,000	52,500	152,500
Simcha G. Lyons	100,000	52,500	152,500
Yehuda L. Neuberger	100,000	52,500	152,500
Steven H. Nigro	120,000	61,250	181,250

(1)
The amounts represent annual cash retainer for board service and, as applicable, retainers for board committee service or service as chairman of a board committee and fees for attendance at board meetings and, as applicable, committee meetings.

(2)
Represents the aggregate grant date fair value of restricted share units held by the director determined in accordance with ASC 718, using the assumptions described in "Notes to Consolidated Financial Statements Note 15. Share Compensation and Pension Plans" included under Item 8. Financial Statements and Supplementary Data included in our Annual Report on Form 10-K filed with the SEC for the fiscal year 2018 on March 15, 2019.

The following table represents restricted share units awarded in 2018 and options outstanding at December 31, 2018 for each director:

Name	Grant Date Fair Value	Stock Awards	Options Outstanding at December 31, 2018
Barry D. Zyskind	$—	—	—
Raymond M. Neff	$8.75	6,000	48,000
Simcha G. Lyons	$8.75	6,000	24,000
Yehuda L. Neuberger	$8.75	6,000	48,000
Steven H. Nigro	$8.75	7,000	18,000
All restricted share units granted to the directors will vest on the first anniversary of June 1, 2018, the date of the grant.
Equity Compensation Plan Information (through fiscal 2018)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,117,910	(1)	$4.66	6,360,986
Equity compensation plans not approved by security holders	—		—	—
Total	1,117,910		$4.66	6,360,986

(1)	The performance based restricted share units included in this number were calculated as if such units vested at 100% at the end of the performance period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information with respect to the beneficial ownership of our common shares by each person or group known by us to own more than 5% of our common shares. Ownership percentages are based on 84,957,096 common shares outstanding as of April 12, 2019. We refer to Barry Zyskind, Michael Karfunkel and George Karfunkel as our “Founding Shareholders” in this Amended Filing. Michael Karfunkel passed away on April 27, 2016.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Barry D. Zyskind, c/o Maiden Holdings, Ltd. Ideation House, 2nd Floor, 94 Pitts Bay Road, Pembroke HM08, Bermuda	6,374,292	(1)	7.5%
Leah Karfunkel c/o Maiden Holdings, Ltd. Ideation House, 2nd Floor, 94 Pitts Bay Road, Pembroke HM08, Bermuda	6,792,600	(2)	8.0%
683 Capital Partners, LP 3 Columbus Circle, Suite 2205, New York, NY 10019	7,876,964	(3)	9.3%
Dimensional Fund Advisors LP Building One, 6300 Bee Cave Road, Austin, TX 78746	6,588,465	(4)	7.8%
Catalina Holdings (Bermuda) Ltd. Cumberland House, 1 Victoria Street (7th floor), Hamilton HM11, Bermuda	6,643,981	(5)	7.8%

(1)
Based on Amendment No. 2 to Schedule 13D filed with the SEC on June 23, 2016, and Form 4 filed with the SEC on March 31, 2017. Mr. Zyskind holds 220,000 of these common shares as a custodian for his children under the Uniform Transfers to Minors Act.

(2)
Based on Amendment No. 6 to Schedule 13D of Leah Karfunkel filed with the SEC on June 23, 2016, Leah Karfunkel beneficially owns 5,500,470 common shares held indirectly as a trustee of the Michael Karfunkel 2005 Family Trust. Leah Karfunkel is the wife of Michael Karfunkel. Leah Karfunkel disclaims beneficial ownership of these shares held by the HOD Foundation, a charitable foundation.

(3)
Based on Schedule 13D filed with the SEC on March 22, 2019; 683 Capital Partners, LP (“683 Capital”) jointly filed with 3 other Reporting Persons: 683 Capital GP, LLC (“683 GP” the General Partner of 683 Capital), 683 Capital Management, LLC (“683 Management” the investment manager of 683 GP) and Ari Zweiman, the managing member of 683 GP and 683 Management.

(4)	Based on Amendment No. 5 to Schedule 13G filed with the SEC on February 8, 2019.

(5)	Based on Amendment No. 1 to Schedule 13D filed with the SEC on September 14, 2018.

SECURITY OWNERSHIP OF MANAGEMENT

Set forth below is information concerning the beneficial ownership of our common shares by each director, by our executive officers named in the Summary Compensation Table below and by all our directors and executive officers as a group as of April 12, 2019. For purposes of the table below, the amounts and percentage of shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Also, options which are currently exercisable or exercisable within 60 days of April 12, 2019 are considered outstanding and beneficially owned by the person holding the options for the purposes of computing beneficial ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner**	Amount & Nature of Beneficial Ownership		Percent of Class(1)
Barry D. Zyskind	6,374,292	(2)	7.5%
Arturo M. Raschbaum	433,171	(3)	*
Karen L. Schmitt	355,948	(4)	*
Patrick J. Haveron	1,242,458	(5)	1.5%
Thomas H. Highet	47,799	(6)	*
Lawrence F. Metz	885,076	(7)	1.0%
Simcha G. Lyons	76,505	(8)	*
Raymond M. Neff	420,500	(9)	*
Yehuda L. Neuberger	319,000	(10)	*
Steven H. Nigro	47,000	(11)	*
All executive officers and directors as a group (10 persons)	10,201,749		12.0%

*	Less than one percent.

**	The address of each beneficial owner listed in the table is c/o Maiden Holdings, Ltd., Ideation House, 2nd Floor, 94 Pitts Bay Road, Pembroke HM08, Bermuda.

(1)	Based on 84,957,096 common shares outstanding at April 12, 2019 plus shares that the beneficial owner has the right to acquire within 60 days of April 12, 2019 upon exercise of share options.

(2)	Mr. Zyskind holds 220,000 of these common shares as a custodian for his children under the Uniform Transfers to Minors Act.

(3)
Mr. Raschbaum is no longer a named executive officer of the Company and no longer makes public filings regarding his common share holdings of the Company, thus this is based on the most recent public filings. Mr. Raschbaum retired from his position as President and Chief Executive Officer on September 1, 2018. On September 30, 2018, Mr. Raschbaum signed a separation agreement with Maiden Holdings, Ltd, in which he agreed to forfeit any of his remaining outstanding equity in exchange for a release payment of $2,200,000 which he received during the fourth quarter of 2018. He forfeited 896,180 vested share options which were granted on November 12, 2008, November 12, 2009 and November 12, 2010 and 25,330 restricted share units which were scheduled to vest into common shares in February 2019.

(4)
Ms. Schmitt is no longer a named executive officer of the Company and no longer makes public filings regarding her common share holdings of the Company, thus this is based on the most recent public filings. The amount shown above includes vested options to acquire 82,200 common shares granted on February 24, 2009 and March 4, 2010. Ms. Schmitt announced her retirement in the third quarter 2018 with a planned retirement date of March 1, 2019. As part of a signed separation agreement with Maiden Holdings, Ltd, Ms. Schmitt agreed to forfeit any of her remaining unvested performance restricted share units in exchange for a release payment for which she received a payment of $2,000,000 on August 31, 2018 and another payment for $1,325,000 in March 2019. She forfeited unvested performance restricted share units of 29,635, 23,284 and 54,167 granted on February 15, 2016, February 21, 2017 and February 19, 2018, respectively.

(5)
The amount shown above includes vested options to acquire 30,000 common shares granted to Mr. Haveron on March 4, 2010. It also includes 111,836 restricted shares vesting one third annually on the anniversary of the grant date into common shares on November 6, 2019, November 6, 2020 and November 6, 2021, respectively, and 967,742 restricted shares vesting 50% on March 20, 2020 and 50% on March 20, 2021 which Mr. Haveron has the ability to vote, but is restricted from transferring until their respective vesting dates.

(6)
Mr. Highet is no longer a named executive officer of the Company and no longer makes public filings regarding his common share holdings of the Company, thus this is based on the most recent public filings. Mr. Highet resigned from the Company on August 29, 2018 upon completion of the renewal rights transaction with TransAtlantic Re.

(7)
The amount shown above includes vested options to acquire 58,000 common shares granted on June 1, 2009 and March 4, 2010. It also includes 135,135 restricted shares vesting one third annually on the anniversary of the grant date into common shares on August 8, 2019, August 8, 2020 and August 8, 2021, respectively, and 645,161 restricted shares vesting 50% on March 20, 2020 and 50% on March 20, 2021 which Mr. Metz has the ability to vote, but is restricted from transferring until their respective vesting dates.

(8)
The amount shown above includes vested options to acquire 24,000 common shares granted on June 1, 2013, June 1, 2014, June 1, 2015 and June 1, 2016. It does not include 6,000 restricted share units which vest into common shares on June 1, 2019.

(9)
The amount shown above includes vested options to acquire 48,000 common shares granted on June 1, 2009, June 1, 2010, June 1, 2011, June 1, 2012, June 1, 2013, June 1, 2014, June 1, 2015 and June 1, 2016. It does not include 6,000 restricted share units which vest into common shares on June 1, 2019.

(10)
The amount shown above includes vested options to acquire 48,000 common shares granted on June 1, 2009, June 1, 2010, June 1, 2011, June 1, 2012, June 1, 2013, June 1, 2014 June 1, 2015 and June 1, 2016. It does not include 6,000 restricted share units which vest into common shares on June 1, 2019.

(11)
The amount shown above includes vested options to acquire 18,000 common shares granted on June 1, 2014, June 1, 2015 and June 1, 2016. It does not include 7,000 restricted share units which vest into common shares on June 1, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Founding Shareholders and Related Agreements
The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel passed away on April 27, 2016. Based on each individual's most recent public filing as of April 12, 2019, Leah Karfunkel (wife of Michael Karfunkel) owns or controls approximately 8.0% of the outstanding shares of the Company, and Barry Zyskind (our non-executive chairman) owns or controls approximately 7.5% of the outstanding shares of the Company. George Karfunkel owns or controls less than 5.0% of the outstanding shares of the Company based on his most recent public filings. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the president, chief executive officer and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 53.9% of the ownership interests of Evergreen Parent GP, LLC, the ultimate parent of AmTrust. AmTrust owns 1.5% of the issued and outstanding shares of National General Holdings Corporation ("NGHC"), and Leah Karfunkel, individually, through a grantor retained annuity trust and through the Michael Karfunkel 2005 Family Trust (which is controlled by Leah Karfunkel) owns 39.4% of the outstanding common shares of NGHC. Barry Zyskind is a director of NGHC.
Our Arrangements with AmTrust and Its Subsidiaries
Master Agreement and AmTrust Quota Share Reinsurance Agreement
Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended (the "Master Agreement"), by which they caused Maiden Reinsurance Ltd. ("Maiden Bermuda"), a wholly owned subsidiary of the Company, and AmTrust's Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. ("AII"), to enter into a quota share reinsurance agreement (the "Reinsurance Agreement") by which AII retrocedes to Maiden Bermuda an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance and 40% of losses. The Master Agreement further provided that AII receives a ceding commission of 31% of ceded written premiums. On June 11, 2008, Maiden Bermuda and AII amended the Reinsurance Agreement to add Retail Commercial Package Business to the Covered Business. AII receives a ceding commission of 34.375% on Retail Commercial Package Business.
On December 31, 2018, Maiden Bermuda entered into, effective January 1, 2019, a Partial Termination Amendment (the “Partial Termination Amendment”) with AmTrust, through its wholly owned subsidiary AII, by which the parties agreed to amend the Reinsurance Agreement that was currently in-force and was set to expire on June 30, 2019. The Partial Termination Amendment provided for the cut-off of the ongoing and unearned premium of AmTrust’s Small Commercial Business (specifically workers’ compensation, general liability, umbrella liability, professional liability and cyber liability insurance coverages) and U.S. Specialty Risk and Extended Warranty as of December 31, 2018, with the remainder of the Reinsurance Agreement remaining in place. The Partial Termination Amendment resulted in Maiden Bermuda returning approximately $716,100,000 in unearned premium to AmTrust, or approximately $480,000,000 net of applicable ceding commission and brokerage, subject to adjustment. In addition, Maiden Bermuda paid AmTrust five additional percentage points of ceding commission on the remaining unearned premium over the term of the remaining contract. Subsequently, on January 30, 2019, Maiden Bermuda and AII agreed to terminate the Reinsurance Agreement on a run-off basis effective as of January 1, 2019.
AmTrust European Hospital Liability Quota Share Agreement ("European Hospital Liability Quota Share")
Effective April 1, 2011, Maiden Bermuda entered into a quota share reinsurance contract with AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), both wholly owned subsidiaries of AmTrust. Pursuant to the terms of the contract, Maiden Bermuda assumed 40% of the premiums and losses related to policies classified as European Hospital Liability, including associated liability coverages and policies covering physician defense costs, written or renewed on or after April 1, 2011. The contract also covered policies written or renewed on or before March 31, 2011, but only with respect to losses that occurred, accrued or arose on or after April 1, 2011. The maximum limit of liability attaching shall be €5,000,000 (€10,000,000 effective January 1, 2012) or currency equivalent (on a 100% basis) per original claim for any one original policy. Maiden Bermuda will pay a ceding commission of 5%.
Effective July 1, 2016, the contract was amended such that Maiden Bermuda assumes from AEL 32.5% of the premiums and losses of all policies written or renewed on or after July 1, 2016 until June 30, 2017 and 20% of all policies written or renewed on or after July 1, 2017. On January 30, 2019, Maiden Bermuda and AEL and AIU DAC agreed to terminate the European Hospital Liability Quota Share on a run-off basis effective as of January 1, 2019.
For the year ended December 31, 2018, the Company recorded approximately $622,495,000 of commission expense as a result of both of these quota share arrangements with AmTrust.
Collateral provided to AmTrust
a) AmTrust Quota Share Reinsurance Agreement
In order to provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of the AmTrust's insurance subsidiaries, has established trust accounts ("Trust Accounts") for their benefit. Maiden Bermuda has agreed to provide appropriate collateral to secure its proportional share under the Reinsurance Agreement of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Bermuda to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Bermuda for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Bermuda and delivered to an AmTrust subsidiary on AII's behalf, or (d) premiums withheld by an AmTrust subsidiary at Maiden Bermuda's request in lieu of remitting such premiums to AII. Maiden Bermuda may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Bermuda's proportionate share of its obligations under the Reinsurance Agreement with AII. Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•
by lending funds in the amount of $167,975,000 at December 31, 2018 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Effective December 18, 2017, interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. Prior to that date, the interest was payable at a rate equivalent to one-month LIBOR plus 90 basis points per annum. On January 30, 2019, in connection with the termination of the reinsurance agreements described above, the Company and AmTrust entered into an amendment to the Loan Agreement between Maiden Bermuda, AmTrust and AII, originally entered into on November 16, 2007. The Amendment to the Loan Agreement provides for the extension of the maturity date to January 1, 2025 and acknowledges that due to the termination of the Reinsurance Agreement that no further loans or advances may be made pursuant to the Loan Agreement; and

•
effective December 1, 2008, Maiden Bermuda entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, at December 31, 2018 was approximately $3,650,418,000 and the accrued interest was $23,283,000.

b) European Hospital Liability Quota Share
AEL requested that Maiden Bermuda provide collateral to secure its proportional share under the European Hospital Liability Quota Share agreement. The amount of the collateral at December 31, 2018 was approximately $249,948,000 and the accrued interest was $1,976,000.
Brokerage Agreement
Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $24,103,000 of reinsurance brokerage expense for the year ended December 31, 2018, and deferred reinsurance brokerage of approximately $14,199,000 at December 31, 2018, as a result of this agreement. The brokerage agreement was terminated as of March 15, 2019.
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with All Insurance Management Limited (“AIIM”), a wholly owned subsidiary of AmTrust, pursuant to which AIIM has agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. Prior to that date, the fee was payable at a rate of 0.0375%. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $4,189,000 of investment management fees for the year ended December 31, 2018 as a result of this agreement.
Other
The Company entered into time sharing agreements for the lease of aircraft owned by AmTrust Underwriters, Inc. (“AUI”), a wholly owned subsidiary of AmTrust, and by AmTrust on March 1, 2011 and November 5, 2014, respectively. The agreements automatically renew for successive one-year terms unless terminated in accordance with the provisions of the agreements. Pursuant to the agreements, the Company will reimburse AUI and AmTrust for actual expenses incurred as allowed by Federal Aviation Regulations. For the year ended December 31, 2018, the Company recorded an expense of approximately $69,000 for the use of the aircraft.
Our Arrangements with NGHC and Its Subsidiaries
Maiden Bermuda, effective March 1, 2010, had a 50% participation in the NGHC Quota Share Reinsurance Agreement ("NGHC Quota Share"), by which it received 25% of net premiums of the personal lines automobile business and assumed 25% of the related net losses. On August 1, 2013, the Company received notice from NGHC of the termination of the NGHC Quota Share effective on that date. The Company and NGHC mutually agreed that the termination is on a run-off basis.
Review, Approval or Ratification of Transactions with Related Persons
Conflicts of interest could arise with respect to business opportunities that could be advantageous to any or all of AmTrust or its subsidiaries, NGHC or its subsidiaries, and the Company or our subsidiaries. In addition, potential conflicts of interest may arise should the interests of AmTrust and/or NGHC and/or the Company diverge. From time to time, AmTrust and/or NGHC and/or the Company may be presented with opportunities to insure, reinsure or acquire the same book of business. Because of the overlaps between our and AmTrust's shareholders, the Company and AmTrust have agreed that in such cases, the opportunities will be referred to a committee of independent directors of each company to decide whether that company wishes to pursue the opportunity. Pursuant to its charter, our independent Audit Committee must review and approve in advance or ratify any transaction or relationship of any size in which we and any related party have a direct or indirect material interest. The Audit Committee will consider all of the relevant facts and circumstances including (if applicable), but not limited to, (i) the benefits to us; (ii) the impact on a director's independence in the event the related person is a director, a director's immediate family member or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms of the transaction; and (v) the terms available to unrelated third parties or to employees generally. When considering these factors, the Audit Committee members will apply their business judgment based upon all relevant facts and circumstances known at that time, in accordance with their fiduciary duties to our shareholders.

Compensation Committee Interlocks and Insider Participation
Mr. Nigro is the chairman of our Compensation Committee and the other members of our Compensation Committee are Messrs. Lyons and Neff. None of the members of our Compensation Committee has been an officer or employee of the Company or had a relationship during 2018 requiring disclosure under Item 404 of Regulation S-K.
During 2018:

•	None of our directors served as a member of the compensation committee of another entity;

•	None of our executive officers served as a director of another entity; and

•	None of our executive officers served as a member of the compensation committee of another entity.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees
The following table presents the aggregate fees billed for professional services rendered to us by Deloitte Ltd. and by BDO USA, LLP for our fiscal years ended December 31, 2018 and 2017:

	2018	2017
Audit Fees (1)	$2,719,944	$2,678,732
Audit-Related Fees (2)	46,000	148,999
Tax Fees (3)	62,400	5,750
Total (4)(5)	$2,828,344	$2,833,481

(1)
Audit fees relate to professional services rendered in connection with: (i) the integrated audit of our annual financial statements and internal controls over financial reporting; (ii) the reviews of our quarterly consolidated financial statements included in our Form 10-Q quarterly reports and (iii) services performed in connection with filings of registration statements and comfort letters.

(2)	Audit-related fees relate to assurance and related services rendered to us that are not classified as audit fees.

(3)	Tax fees relate to services rendered to us for tax compliance, tax planning and advice.

(4)	Total fees for 2018 consist of Deloitte fees of $2,428,344 and BDO fees of $400,000.

(5)	Total fees for 2017 consist of Deloitte fees of $2,352,227 and BDO fees of $481,254.
Pre-Approval Policies and Procedures of the Audit Committee
We and our Audit Committee are committed to ensuring the independence of our auditors, both in fact and in appearance.
Pursuant to its charter, the Audit Committee pre-approves all audit and permitted non-audit services, including engagement fees and terms thereof, to be performed for us by the independent auditors, subject to the exceptions for certain non-audit services approved by the Audit Committee prior to the completion of the audit in accordance with Section 10A of the Securities Exchange Act of 1934, as amended. The Audit Committee must also pre-approve all internal control-related services to be provided by the independent auditors. The Audit Committee will generally pre-approve a list of specific services and categories of services, including audit, audit-related and other services, for the upcoming or current fiscal year, subject to a specified cost level. Any material service not included in the approved list of services must be separately pre-approved by the Audit Committee. In addition, all audit and permissible non-audit services in excess of the pre-approved cost level, whether or not such services are included on the pre-approved list of services, must be separately pre-approved by the Audit Committee.
The Audit Committee may form and delegate to a subcommittee consisting of one or more members (provided that such person(s) are independent directors) its authority to grant pre-approvals of audit, permitted non-audit services and internal control-related services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.
The Audit Committee pre-approved all fees in the period from January 1, 2018 through December 31, 2018.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits
The exhibits listed in the Exhibit Index starting on page E-1 following the signature page are filed herewith, which Exhibit Index is incorporated herein by reference.

Exhibit No.	Description	Reference
31.1	Section 302 Certification of CEO	†
31.2	Section 302 Certification of CFO	†
32.1	Section 906 Certification of CEO	†
32.2	Section 906 Certification of CFO	†

† Filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
April 30, 2019		/s/ Lawrence F. Metz
Lawrence F. Metz President and Chief Executive Officer