Form 10-Q
period 2019-03-31
Maiden Holdings, Ltd.
filed 2019-05-10
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 001-34042

MAIDEN HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0570192 (IRS Employer Identification No.)

94 Pitts Bay Road, Pembroke, Bermuda (Address of principal executive offices)	HM08 (Zip Code)

(441) 298-4900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common Shares, par value $0.01 per share	MHLD	NASDAQ Global Select Market
Series A Preference Shares, par value $0.01 per share	MH.PA	New York Stock Exchange, Inc.
Series C Preference Shares, par value $0.01 per share	MH.PC	New York Stock Exchange, Inc.
Series D Preference Shares, par value $0.01 per share	MH.PD	New York Stock Exchange, Inc.

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
Yes ☐ No ☒

As of April 30, 2019, the number of the Registrant's Common Stock ($.01 par value) outstanding was 83,041,135.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2019 - $3,130,981; 2018 - $3,109,980)	$3,131,934	$3,051,568
Fixed maturities, held-to-maturity, at amortized cost (fair value 2018 - $998,012)	—	1,015,681
Other investments, at fair value	24,693	23,716
Total investments	3,156,627	4,090,965
Cash and cash equivalents	89,521	200,841
Restricted cash and cash equivalents	42,334	130,148
Accrued investment income	27,788	27,824
Reinsurance balances receivable, net (includes $40,080 and $38,278 from related parties in 2019 and 2018, respectively)	72,867	67,308
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $146,276 and $370,037 from related parties in 2019 and 2018, respectively)	161,976	388,442
Funds withheld receivable (includes $625,661 from related parties in 2019)	652,087	27,039
Other assets	14,729	12,443
Assets held for sale	177,452	174,475
Total assets	$4,563,356	$5,287,460
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $2,874,279 and $2,950,388 from related parties in 2019 and 2018, respectively)	$2,980,113	$3,055,976
Unearned premiums (includes $401,007 and $1,135,913 from related parties in 2019 and 2018, respectively)	455,175	1,200,419
Reinsurance balances payable, net (includes $116,176 and $50,975 from related parties in 2019 and 2018, respectively)	117,943	52,594
Accrued expenses and other liabilities	12,087	12,900
Senior notes - principal amount	262,500	262,500
Less: unamortized debt issuance costs	7,753	7,806
Senior notes, net	254,747	254,694
Liabilities held for sale	159,002	155,961
Total liabilities	3,979,067	4,732,544
Commitments and Contingencies
EQUITY
Preference shares	465,000	465,000
Common shares ($0.01 par value; 88,054,315 and 87,938,537 shares issued in 2019 and 2018, respectively; 83,064,173 and 82,948,577 shares outstanding in 2019 and 2018, respectively)	881	879
Additional paid-in capital	750,670	749,418
Accumulated other comprehensive loss	(220)	(65,616)
Accumulated deficit	(600,527)	(563,891)
Treasury shares, at cost (4,990,142 and 4,989,960 shares in 2019 and 2018, respectively)	(31,515)	(31,515)
Total Maiden shareholders’ equity	584,289	554,275
Noncontrolling interests in subsidiaries	—	641
Total equity	584,289	554,916
Total liabilities and equity	$4,563,356	$5,287,460
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended March 31,
	2019	2018
Revenues
Gross premiums written	$(561,139)	$623,328
Net premiums written	$(561,530)	$622,651
Change in unearned premiums	744,632	(105,838)
Net premiums earned	183,102	516,813
Other insurance revenue	750	3,726
Net investment income	32,022	32,869
Net realized (losses) gains on investment	(11,101)	357
Total revenues	204,773	553,765
Expenses
Net loss and loss adjustment expenses	152,689	353,206
Commission and other acquisition expenses	69,617	166,628
General and administrative expenses	15,939	15,671
Interest and amortization expenses	4,829	4,829
Foreign exchange and other (gains) losses	(4,979)	2,407
Total expenses	238,095	542,741
(Loss) income from continuing operations before income taxes	(33,322)	11,024
Less: income tax benefit	(38)	(1,324)
Net (loss) income from continuing operations	(33,284)	12,348
(Loss) income from discontinued operations, net of income tax	(3,352)	9,995
Net (loss) income	(36,636)	22,343
Net income from continuing operations attributable to noncontrolling interests	—	(71)
Net (loss) income attributable to Maiden	(36,636)	22,272
Dividends on preference shares	—	(8,545)
Net (loss) income attributable to Maiden common shareholders	$(36,636)	$13,727
Basic (loss) earnings from continuing operations per share attributable to Maiden common shareholders	$(0.40)	$0.05
Basic (loss) earnings from discontinued operations per share attributable to Maiden common shareholders	(0.04)	0.12
Basic (loss) earnings per share attributable to Maiden common shareholders	$(0.44)	$0.17
Diluted (loss) earnings from continuing operations per share attributable to Maiden common shareholders	$(0.40)	$0.04
Diluted (loss) earnings from discontinued operations per share attributable to Maiden common shareholders	(0.04)	0.12
Diluted (loss) earnings per share attributable to Maiden common shareholders	$(0.44)	$0.16
Weighted average number of common shares - basic	82,965,156	83,040,413
Adjusted weighted average number of common shares and assumed conversions - diluted	82,965,156	83,318,542

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2019	2018
Net (loss) income	$(36,636)	$22,343
Other comprehensive income (loss)
Net unrealized holdings gains (losses) on available-for-sale fixed maturities arising during period	49,030	(66,843)
Adjustment for reclassification of net realized losses (gains) recognized in net (loss) income	12,488	(1,490)
Foreign currency translation adjustment	3,998	(7,940)
Other comprehensive income (loss), before tax	65,516	(76,273)
Income tax (expense) benefit related to components of other comprehensive income	(42)	15
Other comprehensive income (loss), after tax	65,474	(76,258)
Comprehensive income (loss)	28,838	(53,915)
Net income attributable to noncontrolling interests	—	(71)
Other comprehensive income attributable to noncontrolling interests	(78)	(11)
Comprehensive income attributable to noncontrolling interests	(78)	(82)
Comprehensive income (loss) attributable to Maiden	$28,760	$(53,997)
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2019	2018
Preference shares - Series A, C and D
Beginning balance	$465,000	$465,000
Ending balance	465,000	465,000
Common shares
Beginning balance	879	877
Exercise of options and issuance of shares	2	2
Ending balance	881	879
Additional paid-in capital
Beginning balance	749,418	748,113
Exercise of options and issuance of common shares	(2)	(2)
Share-based compensation expense	1,254	943
Ending balance	750,670	749,054
Accumulated other comprehensive loss
Beginning balance	(65,616)	13,354
Change in net unrealized gains (losses) on investment	61,476	(68,318)
Foreign currency translation adjustment	3,920	(7,951)
Ending balance	(220)	(62,915)
(Accumulated deficit) retained earnings
Beginning balance	(563,891)	35,472
Net (loss) income attributable to Maiden	(36,636)	22,272
Dividends on preference shares	—	(8,545)
Dividends on common shares	—	(12,472)
Ending balance	(600,527)	36,727
Treasury shares
Beginning balance	(31,515)	(30,642)
Shares repurchased	—	(193)
Ending balance	(31,515)	(30,835)
Noncontrolling interests in subsidiaries
Beginning balance	641	452
Disposal of subsidiaries	(719)	—
Net income attributable to noncontrolling interests	—	71
Foreign currency translation adjustment	78	11
Ending balance	—	534
Total equity	$584,289	$1,158,444
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2019	2018
Cash flows from operating activities
Net (loss) income	$(36,636)	$22,343
Less: net loss (income) from discontinued operations	3,352	(9,995)
Adjustments to reconcile net loss (income) to net cash provided by operating activities:
Depreciation, amortization and share-based compensation	2,062	2,131
Net realized losses (gains) on investment	11,101	(357)
Foreign exchange and other (gains) losses	(4,979)	2,407
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(7,198)	(151,462)
Accrued investment income	2	(311)
Deferred commission and other acquisition expenses	88,388	(29,830)
Funds withheld receivable	(53,741)	2,058
Other assets	(6,481)	6,545
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(67,641)	91,380
Unearned premiums	(326,214)	93,357
Reinsurance balances payable, net	65,349	(12,785)
Accrued expenses and other liabilities	1,529	(933)
Net cash (used in) provided by continuing operations	(331,107)	14,548
Net cash used in discontinued operations	(823)	(46,689)
Net cash used in operating activities	(331,930)	(32,141)
Cash flows from investing activities:
Purchases of fixed-maturities – available-for-sale	(159,790)	(218,805)
Purchases of other investments	(1,528)	—
Proceeds from sales of fixed-maturities – available-for-sale	84,361	80,240
Proceeds from maturities, paydowns and calls of fixed maturities	206,811	95,774
Proceeds from sale and redemption of other investments	406	275
Other, net	2,870	(1,622)
Net cash provided by (used in) investing activities for continuing operations	133,130	(44,138)
Net cash (used in) provided by investing activities for discontinued operations	(3,349)	66,166
Net cash provided by investing activities	129,781	22,028
Cash flows from financing activities:
Repurchase of common shares	—	(193)
Dividends paid – Maiden common shareholders	—	(12,452)
Dividends paid – preference shares	—	(8,545)
Net cash used in financing activities	—	(21,190)
Effect of exchange rate changes on foreign currency cash, restricted cash and equivalents	(334)	837
Net decrease in cash, restricted cash and cash equivalents	(202,483)	(30,466)
Cash, restricted cash and cash equivalents, beginning of period	337,102	191,503
Cash, restricted cash and cash equivalents, end of period	134,619	161,037
Less: cash, restricted cash and equivalents of discontinued operations, end of period	(2,764)	(50,951)
Cash, restricted cash and cash equivalents of continuing operations, end of period	$131,855	$110,086
Reconciliation of cash, restricted cash and cash equivalents reported within Condensed Consolidated Balance Sheets that sum to the total shown above:
Cash and cash equivalents, end of period	$89,521	$48,352
Restricted cash and cash equivalents, end of period	42,334	61,734
Total cash, restricted cash and cash equivalents, end of period	$131,855	$110,086
Non-cash investing activities
Investments transferred out related to Partial Termination Amendment	$280,670	$—
Investments transferred out related to funds withheld arrangement with AmTrust	$571,396	$—
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
These unaudited Condensed Consolidated Financial Statements, including these notes, should be read in conjunction with the Company's audited Consolidated Financial Statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Results of operations for prior year comparatives have been reclassified for 2018 to conform to the 2019 presentation due to our discontinued operations as discussed below. The effect of these reclassifications had no impact on previously reported shareholders' equity or net income.
Strategic Review
The Company's business has undergone significant changes within the last year. Maiden Holdings's Board of Directors initiated a review of strategic alternatives ("Strategic Review") in the first quarter of 2018 to evaluate ways to increase shareholder value as a result of continuing significant operating losses and lower returns on equity than planned. As part of the Strategic Review, a series of transactions were entered into which are described herein.
In addition, as of September 30, 2018 and December 31, 2018, the Company and its wholly owned subsidiary Maiden Reinsurance Ltd. ("Maiden Bermuda") failed to meet their requirements to hold sufficient capital to cover their respective economic capital requirements (“ECR”). The Company had communicated such conditions to the Bermuda Monetary Authority ("BMA") and is following the guidelines of a reportable “event” as stipulated by Bermuda insurance law. The Company has taken the following actions to remediate the breach including: (1) completed the sale of Maiden Reinsurance North America, Inc. ("Maiden US") on December 27, 2018; (2) Maiden Bermuda's shareholders, Maiden Holdings and Maiden Holdings North America, Ltd. ("Maiden NA"), made capital injections of $125,000 on December 31, 2018 and $70,000 on January 18, 2019 to Maiden Bermuda from the sale proceeds of Maiden US; (3) entered into a partial termination amendment ("Partial Termination Amendment") with AmTrust Financial Services Inc. ("AmTrust") effective January 1, 2019 which amended the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Bermuda and AmTrust’s wholly owned subsidiary AmTrust International Insurance, Ltd. (“AII”) (as more fully described in Note 8); and (4) entered into amendments which terminated the AmTrust Quota Share and the European hospital liability quota share reinsurance contract (“European Hospital Liability Quota Share”) with AmTrust’s wholly owned subsidiaries AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC") effective January 1, 2019.
As a result of these actions and pending finalization and regulatory approval of the loss portfolio transfer and adverse development cover entered into by Maiden Bermuda and Enstar Group Limited ("Enstar") ("New LPT/ADC MTA") on March 1, 2019, it is anticipated that the Company and Maiden Bermuda will have sufficient capital in excess of the respective ECR requirements and that this position should improve throughout 2019.
Discontinued Operations
As part of the strategic review initiated by the Company's Board of Directors during 2018, the Company made the strategic decision to divest its U.S. reinsurance treaty operations which was completed on December 27, 2018. Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations except for net loss, net loss attributable to Maiden and net loss attributable to Maiden common shareholders.
Sale of U.S. Treaty Reinsurance Operations
The sale of the U.S. treaty reinsurance business occurred in two parts as described below:
(a) On August 29, 2018, the Company announced that it had entered into a Renewal Rights Agreement ("Renewal Rights"), dated as of August 29, 2018, with Transatlantic Reinsurance Company ("TransRe"), pursuant to which the Company agreed to sell, and TransRe agreed to purchase, Maiden US's rights to: (i) renew Maiden US’s treaty reinsurance agreements upon their expiration or cancellation, (ii) solicit renewals of and replacement coverages for the treaty reinsurance agreements and (iii) replicate and use the products and contract forms used in Maiden US’s business. The sale was consummated on August 29, 2018. The payment received for the sale of the Renewal Rights was $7,500 subject to potential additional amounts payable in the future in accordance with the agreement. No additional amounts to the fee have been recognized to date, including the first quarter of 2019.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

1. Basis of Presentation (continued)
(b) On December 27, 2018, the Company announced that its subsidiary, Maiden NA, completed its sale agreement ("U.S. Sale Agreement") dated as of August 31, 2018, with Enstar Holdings (US) LLC ("Enstar Holdings"), pursuant to which Maiden NA sold Maiden US to Enstar Holdings.
Pursuant to and subject to the terms of the U.S. Sale Agreement:
(i)Maiden NA sold, and Enstar Holdings purchased, all of the outstanding shares of common stock of Maiden US (“Maiden US Sale”) for gross consideration of $286,375, which included estimated closing adjustments but subject to post-closing adjustments which are still being reviewed by the parties subject to the terms of the U.S. Sale Agreement;
(ii)Cavello Bay Reinsurance Limited ("Cavello"), Enstar’s Bermuda reinsurance affiliate, and Maiden Bermuda entered into an agreement pursuant to which certain quota share reinsurance contracts between Maiden US and Maiden Bermuda were novated to Cavello for a ceding commission paid by Maiden Bermuda of $12,250;
(iii)Cavello and Maiden Bermuda also entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Bermuda were retroceded to Cavello in exchange for a $1,750 ceding commission; and
(iv)Maiden Bermuda provided Enstar with a reinsurance cover for loss reserve development, up to a maximum of $25,000, when losses are more than $100,000 in excess of the net loss and loss adjustment expenses recorded as of June 30, 2018, for no additional consideration.
The Company has determined that the sale of the U.S. treaty reinsurance operations represents a strategic shift that will have a major effect on its ongoing operations and financial results and that all of the held for sale criteria have been met. Accordingly, all transactions related to the U.S. treaty reinsurance operations are reported and presented as part of discontinued operations. Please refer to "Note 6. Discontinued Operations" for additional information regarding the effect of the reclassifications on the Company's Condensed Consolidated Financial Statements.
Reinsurance Agreements with Enstar
On March 1, 2019, the Company and Enstar terminated the Master Transaction Agreement between the parties dated as of November 9, 2018 (the “Old LPT MTA”) and simultaneously signed the New LPT/ADC MTA pursuant to which an Enstar subsidiary will assume liabilities for loss reserves as of December 31, 2018 associated with the quota share reinsurance agreements between Maiden Bermuda and AmTrust in excess of a $2,441,359 retention up to $675,000. The $2,441,359 retention will be subject to adjustment for paid losses subsequent to December 31, 2018. The New LPT/ADC MTA and associated reinsurance agreement, which is pending, will provide Maiden Bermuda with $175,000 in adverse development cover over its carried AmTrust reserves at December 31, 2018. The New LPT/ADC MTA will be accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $500,000 would result in a deferred gain which would be recognized over the settlement period in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. Consequently, cumulative adverse development subsequent to December 31, 2018, in excess of $500,000, may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. The transaction, when finalized, is subject to regulatory approvals and other closing conditions.
Segments
As a result of the strategic decision to divest all of the Company's U.S. treaty reinsurance operations noted above, the Company has revised the composition of its reportable segments. As described in more detail under “Note 3. Segment Information”, the reportable segments include: (i) Diversified Reinsurance which consists of a portfolio of property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe; and (ii) AmTrust Reinsurance which includes all business ceded to Maiden Bermuda from subsidiaries of AmTrust. In addition to these reportable segments, the results of operations of the former National General Holdings Corporation Quota Share ("NGHC Quota Share") segment is included in the "Other" category. The prior period presented herein has been reclassified to conform to this new presentation.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies
There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2018 except for the following:
Recently Adopted Accounting Standards Updates
Improvements to Non-employee Share-Based Payment Accounting
In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-07 guidance that simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the guidance, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees as the board viewed the awards to both employees and non-employees to be economically similar and that two different accounting models are not justified. The Company currently measures directors’ share-based payment awards at fair value as at their grant date; therefore the adoption of this standard on January 1, 2019 did not have any impact on the Company’s Condensed Consolidated Financial Statements.
Codification Improvements
In July 2018, the FASB issued ASU 2018-09 which includes clarifications to existing codifications or corrections of unintended application of guidance that is not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this update include items raised for board consideration through the codification's feedback system that met the scope of this project, making due process necessary. The amendments affect a wide variety of topics in the codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. None of the topics deemed applicable upon adoption of this standard on January 1, 2019 have a material impact in the Company's interim consolidated financial statements.
Topic 842, Leases
In July 2018, the FASB issued ASU 2018-11 for targeted improvements related to ASU 2016-02 which provides entities with an additional transition method to apply the new standard. Under the new optional transition method, an entity initially applies Accounting Standards Codification ("ASC") 842 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Topic 842 became effective for the Company during the first quarter of 2019 and was applied using a modified retrospective approach by electing the additional transition method permitted by ASU 2018-11. Under the additional transition method, the Company's reporting for the comparative periods presented in its financial statements will be in accordance with the pre-effective date lease accounting requirements under Topic 840.
The Company adopted Topic 842 effective on January 1, 2019, by electing as a package the practical expedients permitted under the transition guidance of Topic 842, and applied consistently to all leases that had commenced before the effective date of adoption. The package of practical expedients allowed the Company not to reassess the following: whether any expired or existing contracts are or contain leases; the lease classification for any expired or existing leases; and initial direct costs for any existing leases. In addition to electing the package of practical expedients, the Company made an accounting policy election to account for non-lease components separately from lease components. Furthermore, the Company made an accounting policy election not to record leases with an initial term of twelve months or less in the Company's Condensed Consolidated Balance Sheets. The Company did not enter into any new lease arrangements during the three months ended March 31, 2019.
The Company's future lease obligations of approximately $2,998 was calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using the Company's secured incremental borrowing rate. This amount has been recognized on the Company's Condensed Consolidated Balance Sheets as a lease liability of $2,998 within accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets. However, under this guidance, the Company has continued to recognize the related leasing expense on a straight-line basis over the lease term in the Company's Condensed Consolidated Statements of Income. For the three months ended March 31, 2019, the Company recognized total lease expenses of $421 in the Company's Condensed Consolidated Statements of Income. The operating cash outflows from operating leases included in the measurement of the lease liability during the three months ended March 31, 2019 was $341. Therefore, the adoption of this standard on January 1, 2019 has impacted the Company’s Condensed Consolidated Balance Sheets but did not have any impact on its results of operations or cash flows.
Please refer to "Note 10. Commitments and Contingencies b) Operating Lease Commitments" for further disclosures regarding the impact of the adoption of Topic 842 in the first quarter of 2019.
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08 to amend the amortization period for certain purchased callable debt securities held at a premium. Current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings.The amendments in ASU 2017-08 affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. The amendments shorten the amortization period for certain callable debt securities held at a premium and require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. An entity should apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)
beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle.
The Company holds a number of fixed maturities with callable features on its Condensed Consolidated Balance Sheets and this includes certain securities that have been purchased at a premium that are being amortized to their contractual maturity dates. The Company has always handled the amortization of any premiums by amortizing to the earliest effective maturity; therefore the adoption of this guidance on January 1, 2019 did not have any impact on its Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards Not Yet Adopted
Accounting for Measurement of Credit Losses on Financial Instruments
In April 2019, the FASB issued ASU 2019-04 for targeted improvements related to ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments" which replaces the "incurred loss" impairment methodology with an approach based on "expected losses" to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The Update also modified the accounting for available-for-sale ("AFS") debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments—Credit Losses—Available-for-Sale Debt Securities. Credit losses relating to AFS debt securities will be recorded through an allowance for credit losses.
The codification improvements in ASU 2019-04 clarify that an entity should include recoveries when estimating the allowance for credit losses. The amendments specify that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed the aggregate of amounts previously written off and expected to be written off by the entity. In addition, for collateral dependent financial assets, the amendments clarify that an allowance for credit losses that is added to the amortized cost basis of the financial asset(s) should not exceed amounts previously written off. The amendment also clarifies FASB’s intent to include all reinsurance recoverables that are within the scope of Topic 944 to be within the scope of Subtopic 326-20, regardless of the measurement basis of those recoverables.The guidance is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods therein. The Company is currently evaluating the impact of this guidance on its results of operations, financial condition and liquidity.

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
As a result of the strategic decision to divest all of the Company's U.S. treaty reinsurance operations as discussed in "Note 1. Basis of Presentation" and "Note 6. Discontinued Operations", the Company revised the composition of its reportable segments. Previously, the underwriting results associated with the discontinued operations of the Company's U.S. treaty reinsurance business were included within the Diversified Reinsurance segment and the operating results associated with the remnants of the U.S. excess and surplus business were included within the Other category. These are now excluded and all prior periods presented have been reclassified to conform to this new presentation.
The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. General and administrative expenses are allocated to the segments on an actual basis except salaries and benefits where management’s judgment is applied. The Company does not allocate general corporate expenses to the segments. In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, deferred commission and other acquisition expenses, funds withheld receivable, loans and restricted cash and cash equivalents and investments. All remaining assets are allocated to Corporate.

As discussed in "Note 1. Basis of Presentation" and in "Note 8. Related Party Transactions", the Partial Termination Amendment and the termination of the remaining quota share contracts with AmTrust resulted to a significant reduction in gross premiums written due to the return of unearned premium on certain lines covered by the Partial Termination Agreement with no new business written in 2019 due to the termination of the quota share contracts.

The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net (loss) income from continuing operations:

For the Three Months Ended March 31, 2019	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$15,338	$(576,477)	$—	$(561,139)
Net premiums written	$14,947	$(576,477)	$—	$(561,530)
Net premiums earned	$25,292	$157,810	$—	$183,102
Other insurance revenue	750	—	—	750
Net loss and loss adjustment expenses ("loss and LAE")	(14,391)	(138,070)	(228)	(152,689)
Commission and other acquisition expenses	(9,261)	(60,356)	—	(69,617)
General and administrative expenses	(3,031)	(1,266)	—	(4,297)
Underwriting loss	$(641)	$(41,882)	$(228)	(42,751)
Reconciliation to net loss from continuing operations
Net investment income and realized losses on investment				20,921
Interest and amortization expenses				(4,829)
Foreign exchange and other gains				4,979
Other general and administrative expenses				(11,642)
Income tax benefit				38
Net loss from continuing operations				$(33,284)

Net loss and LAE ratio(1)	55.3%	87.5%		83.0%
Commission and other acquisition expense ratio(2)	35.6%	38.2%		37.9%
General and administrative expense ratio(3)	11.6%	0.8%		8.7%
Expense ratio(4)	47.2%	39.0%		46.6%
Combined ratio(5)	102.5%	126.5%		129.6%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Three Months Ended March 31, 2018	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$49,400	$573,928	$—	$623,328
Net premiums written	$48,271	$574,380	$—	$622,651
Net premiums earned	$25,515	$491,298	$—	$516,813
Other insurance revenue	3,726	—	—	3,726
Net loss and LAE	(15,899)	(337,307)	—	(353,206)
Commission and other acquisition expenses	(9,312)	(157,316)	—	(166,628)
General and administrative expenses	(4,481)	(920)	—	(5,401)
Underwriting loss	$(451)	$(4,245)	$—	(4,696)
Reconciliation to net income from continuing operations
Net investment income and realized gains on investment				33,226
Interest and amortization expenses				(4,829)
Foreign exchange losses				(2,407)
Other general and administrative expenses				(10,270)
Income tax benefit				1,324
Net income from continuing operations				$12,348

Net loss and LAE ratio(1)	54.4%	68.7%		67.9%
Commission and other acquisition expense ratio(2)	31.8%	32.0%		32.0%
General and administrative expense ratio(3)	15.3%	0.2%		3.0%
Expense ratio(4)	47.1%	32.2%		35.0%
Combined ratio(5)	101.5%	100.9%		102.9%

(1)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(2)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by adding together the commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Calculated by adding together net loss and LAE ratio and the expense ratio.

For the Three Months Ended March 31, 2019	Diversified Reinsurance	AmTrust Reinsurance	Other	Total

For the Three Months Ended March 31, 2018	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
The following tables summarize the financial position of our reportable segments including the reconciliation to our consolidated assets at March 31, 2019 and December 31, 2018:

March 31, 2019	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$192,179	$3,844,444	$4,036,623
Corporate assets	—	—	349,281
Assets held for sale	—	—	177,452
Total Assets	$192,179	$3,844,444	$4,563,356

December 31, 2018	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$190,437	$4,495,740	$4,686,177
Corporate assets	—	—	426,808
Assets held for sale	—	—	174,475
Total Assets	$190,437	$4,495,740	$5,287,460

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)
The following table set forth financial information relating to net premiums written by major line of business and reportable segment for the three months ended March 31, 2019 and 2018:

For the Three Months Ended March 31,	2019	2018
Net premiums written	Total	Total
Diversified Reinsurance
International	$14,947	$48,230
Other	—	41
Total Diversified Reinsurance	14,947	48,271
AmTrust Reinsurance
Small Commercial Business	(342,681)	367,754
Specialty Program	(12,608)	89,131
Specialty Risk and Extended Warranty	(221,188)	117,495
Total AmTrust Reinsurance	(576,477)	574,380
Total Net Premiums Written	$(561,530)	$622,651

For the Three Months Ended March 31,	2019	2018
The following table set forth financial information relating to net premiums earned by major line of business and reportable segment for the three months ended March 31, 2019 and 2018:

For the Three Months Ended March 31,	2019		2018
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$25,292	13.8%	$25,474	4.9%
Other	—	—%	41	—%
Total Diversified Reinsurance	25,292	13.8%	25,515	4.9%
AmTrust Reinsurance
Small Commercial Business	39,455	21.6%	315,709	61.1%
Specialty Program	76,221	41.6%	88,494	17.1%
Specialty Risk and Extended Warranty	42,134	23.0%	87,095	16.9%
Total AmTrust Reinsurance	157,810	86.2%	491,298	95.1%
Total Net Premiums Earned	$183,102	100.0%	$516,813	100.0%

For the Three Months Ended March 31,	2019	2018

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments

a)	Fixed Maturities
The original or amortized cost, estimated fair value and gross unrealized gains and losses of fixed maturities at March 31, 2019 and December 31, 2018 are as follows:

March 31, 2019	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$116,009	$654	$(1)	$116,662
U.S. agency bonds – mortgage-backed	1,071,920	4,743	(13,341)	1,063,322
U.S. agency bonds – other	19,871	4	(95)	19,780
Non-U.S. government and supranational bonds	34,120	158	(1,058)	33,220
Asset-backed securities	89,419	1,325	(379)	90,365
Corporate bonds	1,742,790	30,010	(21,106)	1,751,694
Municipal bonds	56,852	42	(3)	56,891
Total fixed maturity investments	$3,130,981	$36,936	$(35,983)	$3,131,934

December 31, 2018	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$138,625	$448	$(1)	$139,072
U.S. agency bonds – mortgage-backed	1,485,716	3,491	(36,073)	1,453,134
U.S. agency bonds – other	129,741	40	(548)	129,233
Non-U.S. government and supranational bonds	11,212	66	(1,206)	10,072
Asset-backed securities	216,072	425	(1,415)	215,082
Corporate bonds	1,128,614	6,525	(30,164)	1,104,975
Total AFS fixed maturities	3,109,980	10,995	(69,407)	3,051,568
HTM fixed maturities:
Corporate bonds	957,845	3,872	(20,990)	940,727
Municipal bonds	57,836	—	(551)	57,285
Total HTM fixed maturities	1,015,681	3,872	(21,541)	998,012
Total fixed maturity investments	$4,125,661	$14,867	$(90,948)	$4,049,580

The Company has historically classified its fixed maturity investments as either AFS or held-to-maturity ("HTM"). The AFS portfolio is reported at fair value. The HTM portfolio at December 31, 2018 included securities for which we had the ability and intent to hold to maturity or redemption and was reported at amortized cost. When a security transferred from AFS to HTM, the fair value at the time of transfer, adjusted for subsequent amortization, becomes the security's amortized cost. When a security transferred from HTM to AFS, the security’s amortized cost basis carries over to the AFS category for the subsequent amortization of the historical premium or discount, comparisons of fair value and amortized cost for the purpose of determining unrealized holding gains and losses and required disclosures of amortized cost. The difference between the security’s amortized cost and fair value at the date of transfer into the AFS portfolio will be recognized as an unrealized gain or loss and recorded in accumulated other comprehensive income ("AOCI").
Due to the termination of both AmTrust Reinsurance quota share contracts effective January 1, 2019, the Company no longer believes that it has the positive ability to hold the securities in the HTM portfolio to maturity since this portfolio serves as part of the collateral for the AmTrust Reinsurance segment loss reserves. Therefore, the Company has reclassified and transferred all HTM securities to the AFS portfolio at their fair market value as at March 31, 2019. The carrying value of the HTM securities at the time of transfer was $1,011,878 and the related unrealized gains of $14,230 have been reported in the fair value of the AFS securities as well as reported as a component of AOCI as at March 31, 2019.

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

	AFS fixed maturities
March 31, 2019	Amortized cost	Fair value
Maturity
Due in one year or less	$68,480	$68,406
Due after one year through five years	940,251	942,670
Due after five years through ten years	958,614	964,887
Due after ten years	2,297	2,284
	1,969,642	1,978,247
U.S. agency bonds – mortgage-backed	1,071,920	1,063,322
Asset-backed securities	89,419	90,365
Total fixed maturities	$3,130,981	$3,131,934

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2019	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. treasury bonds	$19,990	$(1)	$—	$—	$19,990	$(1)
U.S. agency bonds – mortgage-backed	—	—	776,816	(13,341)	776,816	(13,341)
U.S. agency bonds – other	—	—	17,890	(95)	17,890	(95)
Non–U.S. government and supranational bonds	11,710	(156)	5,107	(902)	16,817	(1,058)
Asset-backed securities	22,302	(299)	9,910	(80)	32,212	(379)
Corporate bonds	174,356	(6,996)	388,853	(14,110)	563,209	(21,106)
Municipal bonds	—	—	6,197	(3)	6,197	(3)
Total temporarily impaired fixed maturities	$228,358	$(7,452)	$1,204,773	$(28,531)	$1,433,131	$(35,983)

At March 31, 2019, there were approximately 207 securities in an unrealized loss position with a fair value of $1,433,131 and unrealized losses of $35,983. Of these securities, there were 136 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $1,204,773 and unrealized losses of $28,531.

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
Other-than-temporarily impaired ("OTTI")
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At March 31, 2019, we have determined that the unrealized losses on fixed maturities were primarily due to interest rates rising as well as the impact of foreign exchange rate changes on certain foreign currency denominated AFS fixed maturities since their date of purchase. All fixed maturity securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed maturity securities that the Company does not plan to sell and for which the Company is not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed maturity portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed maturity securities. We continually monitor the credit quality of our fixed maturity investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. Therefore, there were no OTTI losses recognized in earnings on the fixed maturity portfolio in the three months ended March 31, 2019 and March 31, 2018, respectively.
The following summarizes the credit ratings of our fixed maturities:

Ratings(1) at March 31, 2019	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$116,009	$116,662	3.7%
U.S. agency bonds	1,091,791	1,083,102	34.6%
AAA	117,158	117,105	3.7%
AA+, AA, AA-	163,617	163,396	5.2%
A+, A, A-	917,597	923,146	29.5%
BBB+, BBB, BBB-	678,411	679,438	21.7%
BB+ or lower	46,398	49,085	1.6%
Total fixed maturities	$3,130,981	$3,131,934	100.0%

Ratings(1) at December 31, 2018	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$138,625	$139,072	3.4%
U.S. agency bonds	1,615,457	1,582,367	39.1%
AAA	137,172	135,119	3.3%
AA+, AA, AA-	183,142	178,674	4.4%
A+, A, A-	1,132,993	1,113,710	27.5%
BBB+, BBB, BBB-	866,043	848,348	21.0%
BB+ or lower	52,229	52,290	1.3%
Total fixed maturities	$4,125,661	$4,049,580	100.0%

(1)	Based on Standard & Poor’s ("S&P"), or equivalent, ratings

b)	Other Investments
The table below shows our portfolio of other investments:

	March 31, 2019		December 31, 2018
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investment in limited partnerships	$3,281	13.3%	$3,833	16.2%
Investment in special purpose vehicles focused on lending activities	19,612	79.4%	18,383	77.5%
Other	1,800	7.3%	1,500	6.3%
Total other investments	$24,693	100.0%	$23,716	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)
The Company has a remaining unfunded commitment on its investment in limited partnerships of approximately $414 at March 31, 2019 (December 31, 2018 - $414). The Company also has a remaining unfunded commitment on its investment in special purpose vehicles focused on lending activities of approximately $7,551 at March 31, 2019 (December 31, 2018 - $7,359).

c)	Net Investment Income
Net investment income was derived from the following sources:

For the Three Months Ended March 31,	2019	2018
Fixed maturities	$26,220	$32,128
Funds withheld interest	4,537	59
Loan to related party	1,822	1,428
Cash and cash equivalents and other	275	368
	32,854	33,983
Investment expenses	(832)	(1,114)
Net investment income	$32,022	$32,869

d)	Realized (Losses) Gains on Investment
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized (losses) gains on investment included in the Condensed Consolidated Statements of Income:

For the Three Months Ended March 31, 2019	Gross gains	Gross losses	Net
AFS fixed maturities	$2,424	$(13,380)	$(10,956)
Other investments	—	(145)	(145)
Net realized gains (losses) on investment	$2,424	$(13,525)	$(11,101)

For the Three Months Ended March 31, 2018	Gross gains	Gross losses	Net
AFS fixed maturities	$652	$(1,777)	$(1,125)
Other investments	1,482	—	1,482
Net realized gains (losses) on investment	$2,134	$(1,777)	$357

Proceeds from sales of AFS fixed maturities were $84,361 for the three months ended March 31, 2019, respectively (2018 - $80,240). Net unrealized gains (losses) on investments, including those allocated to discontinued operations and classified as held for sale, were as follows:

	March 31, 2019	December 31, 2018
Fixed maturities	$1,789	$(59,729)
Other investments	—	—
Total net unrealized gains (losses)	1,789	(59,729)
Deferred income tax	(75)	(33)
Net unrealized gains (losses), net of deferred income tax	$1,714	$(59,762)
Change, net of deferred income tax	$61,476	$(81,651)
The portion of unrealized (losses) gains recognized in net (loss) income for the three months ended March 31, 2019 and 2018 that are related to other investments still held at the end of the reporting period were as follows:

For the Three Months Ended March 31,	2019	2018
Net (losses) gains recognized in net (loss) income on other investments during the period	$(145)	$1,482
Net realized gains recognized on other investments divested during the period	(2)	(592)
Net unrealized (losses) gains recognized on other investments still held at end of period	$(147)	$890

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

	March 31, 2019	December 31, 2018
Restricted cash – third party agreements	$21,265	$21,420
Restricted cash – related party agreements	21,069	108,728
Total restricted cash	42,334	130,148
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2019 – $90,804; 2018 – $88,841)	90,880	89,596
Restricted investments AFS – in trust for related party agreements at fair value (amortized cost: 2019 – $2,846,867; 2018 – $2,855,050)	2,854,343	2,806,203
Restricted investments HTM – in trust for related party agreements at fair value (amortized cost: 2018 – $1,015,681)	—	998,012
Total restricted investments	2,945,223	3,893,811
Total restricted cash and investments	$2,987,557	$4,023,959

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
For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these in the Level 1 hierarchy. The Company receives the quoted market prices from a third party nationally recognized provider ("the Pricing Service"). When quoted market prices are unavailable, the Company utilizes the Pricing Service to determine an estimate of fair value. The fair value estimates are included in the Level 2 hierarchy. The Company will challenge any prices for its investments which are considered not to be representative of fair value. If quoted market prices and an estimate from the Pricing Service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued. The Company determines whether the fair value estimate is in the Level 2 or Level 3 hierarchy depending on the level of observable inputs available when estimating the fair value. The Company bases its estimates of fair values for assets on the bid price as it represents what a third party market participant would be willing to pay in an orderly transaction.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at March 31, 2019 and December 31, 2018.
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
Other investments — Includes unquoted investments comprised of investments in limited partnerships and other investments which includes investments in special purpose vehicles focused on lending activities as well as investments in start-up insurance entities. The fair values of the limited partnerships are determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. The fair value of these investments are measured using the NAV practical expedient and therefore have not been categorized within the fair value hierarchy. If there is a reporting lag between the current period end and reporting date of the latest available fund valuation, we estimate fair values by starting with the most recently available valuation and adjusting for return estimates as well as any subscriptions and distributions that took place during the current period. The fair value of the investments in special purpose vehicles focused on lending activities is initially at cost which approximates fair value. In some cases this initial period could be more than a year depending on the nature of the investment. Currently, all of our investments in special purpose vehicles focused on lending activities are held at cost which approximates fair value. In subsequent measurement periods, the fair values of these investments may be determined using an internally developed discounted cash flow model. As the significant inputs used to price these securities are unobservable, the fair value of these investments are classified as Level 3. The fair value of the remaining other investments, primarily start-up insurance entities, was determined using recent private market transactions and as such, the fair value is included in the Level 3 fair value hierarchy.
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
At March 31, 2019 and December 31, 2018, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$116,662	$—	$—	$—	$116,662
U.S. agency bonds – mortgage-backed	—	1,063,322	—	—	1,063,322
U.S. agency bonds – other	—	19,780	—	—	19,780
Non-U.S. government and supranational bonds	—	33,220	—	—	33,220
Asset-backed securities	—	90,365	—	—	90,365
Corporate bonds	—	1,751,694	—	—	1,751,694
Municipal bonds	—	56,891	—	—	56,891
Other investments	—	—	21,412	3,281	24,693
Total	$116,662	$3,015,272	$21,412	$3,281	$3,156,627
As a percentage of total assets	2.5%	66.1%	0.5%	0.1%	69.2%

December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$139,072	$—	$—	$—	$139,072
U.S. agency bonds – mortgage-backed	—	1,453,134	—	—	1,453,134
U.S. agency bonds – other	—	129,233	—	—	129,233
Non-U.S. government and supranational bonds	—	10,072	—	—	10,072
Asset-backed securities	—	215,082	—	—	215,082
Corporate bonds	—	1,104,975	—	—	1,104,975
Other investments	—	—	19,883	3,833	23,716
Total	$139,072	$2,912,496	$19,883	$3,833	$3,075,284
As a percentage of total assets	2.6%	55.1%	0.4%	0.1%	58.2%

The Company utilizes the Pricing Service to assist in determining the fair value of our investments; however, management is ultimately responsible for all fair values presented in the Company’s financial statements. This includes responsibility for monitoring the fair value process, ensuring objective and reliable valuation practices and pricing of assets and liabilities and pricing sources. The Company analyzes and reviews the information and prices received from the Pricing Service to ensure that the prices represent a reasonable estimate of the fair value.
The Pricing Service was utilized to estimate fair value measurements for approximately 99.8% and 99.9% of our fixed maturities at March 31, 2019 and December 31, 2018, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)
At March 31, 2019 and December 31, 2018, approximately 0.2% and 0.1%, respectively, of the Level 2 fixed maturities are valued using the market approach. At March 31, 2019 and December 31, 2018, one security or $5,484 and $5,676, respectively, of Level 2 fixed maturities, was priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At March 31, 2019 and December 31, 2018, we have not adjusted any pricing provided to us based on the review performed by our investment managers.
There were no transfers between Level 1 and Level 2 and there were no transfers to or from Level 3 during the periods represented by these Condensed Consolidated Financial Statements.
(c) Level 3 Financial Instruments
At March 31, 2019, the Company has other investments of $21,412 (December 31, 2018 - $19,883) which includes investments in special purpose vehicles focused on lending activities as well as investments in start-up insurance entities. The fair value of the investments in special purpose vehicles focused on lending activities is initially at cost which approximates fair value. In subsequent measurement periods, the fair values of these investments are determined using an internally developed discounted cash flow model. The fair value of investments in start-up insurance entities was determined using recent private market transactions. Due to the significant unobservable inputs in these valuations, the Company includes the estimate of the fair value of each of these other investments as Level 3.
(d) Financial Instruments not measured at Fair Value
The following table presents the fair value and carrying value or principal amount of the financial instruments not measured at fair value:

	March 31, 2019		December 31, 2018
Financial Assets	Carrying Value	Fair Value	Carrying Value	Fair Value
HTM – corporate bonds	$—	$—	$957,845	$940,727
HTM – municipal bonds	—	—	57,836	57,285
Total financial assets	$—	$—	$1,015,681	$998,012

Financial Liabilities
Senior Notes - MHLA – 6.625%	$110,000	$71,368	$110,000	$75,240
Senior Notes - MHNC – 7.75%	152,500	122,061	152,500	143,960
Total financial liabilities	$262,500	$193,429	$262,500	$219,200

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Discontinued Operations
Sale of U.S. Treaty Reinsurance operations
As described in "Note 1. Basis of Presentation", the Company entered into a Renewal Rights transaction with TransRe on August 29, 2018. The Company continued to earn premiums and remain liable for losses occurring subsequent to August 29, 2018 for any policies in force prior to and as of August 29, 2018, through December 27, 2018, the date the sale of Maiden US was closed pursuant to the U.S. Sale Agreement with Enstar.
Maiden US was a substantial portion of our Diversified Reinsurance segment, therefore, the Company concluded that the sale represented a strategic shift that has a major effect on its ongoing operations and financial results and that all of the held for sale criteria have been met. Accordingly, all transactions related to the U.S. treaty reinsurance operations are reported and presented as part of discontinued operations. Accordingly, all of the assets and liabilities related to the sale of the U.S. treaty reinsurance operations are removed from the Condensed Consolidated Balance Sheets of the Company and any remaining assets and liabilities related to the retrocession agreement and true up of sale consideration, are classified as held for sale in the Condensed Consolidated Balance Sheets as at March 31, 2019 and December 31, 2018. The operations of the Company's U.S. treaty reinsurance business for the three months ended March 31, 2018 have been reclassified as part of income from discontinued operations in the Condensed Consolidated Statements of Income.
The Company estimated the fair value of the net assets held for sale to be based on the estimated selling price less costs to sell and was classified as Level 2 within the fair value hierarchy as of March 31, 2019. The classes of assets and liabilities to be sold and classified as held for sale as of March 31, 2019 and December 31, 2018 comprise:

	March 31, 2019	December 31, 2018
ASSETS
Fixed maturities, available-for-sale, at fair value	$66,142	$63,560
Restricted cash and cash equivalents	2,764	6,113
Reinsurance balances receivable, net	689	689
Reinsurance recoverable on unpaid losses	70,158	70,158
Other assets	37,699	33,955
Total assets held for sale	$177,452	$174,475
LIABILITIES
Reserve for loss and loss adjustment expenses	$76,521	$76,521
Accrued expenses and other liabilities	82,481	79,440
Total liabilities held for sale	$159,002	$155,961

The following table summarizes the major classes of line items constituting the (loss) income from discontinued operations for the three months ended March 31, 2019 and 2018, respectively, presented in the Condensed Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2019	2018
Gross premiums written	$—	$229,312
Net premiums written	$—	$226,682
Net premiums earned	—	168,619
Other revenue	62	—
Net investment income	—	10,001
Net loss and loss adjustment expenses	—	(120,118)
Commission and other acquisition expenses	—	(41,986)
General and administrative expenses	(1,017)	(4,279)
Amortization of intangible assets	—	(462)
(Loss) income from discontinued operations before income taxes	(955)	11,775
Loss on disposal of discontinued operations	(2,397)	—
Income tax benefit (expense)	—	(1,780)
(Loss) income from discontinued operations, net of income tax	$(3,352)	$9,995

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Long-Term Debt
Senior Notes
At March 31, 2019 and December 31, 2018, both Maiden Holdings and its wholly owned subsidiary, Maiden NA, have outstanding publicly-traded debt offering of senior notes which were issued in 2016 and 2013, respectively (the "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following table details the Company's Senior Notes issuances outstanding at March 31, 2019 and December 31, 2018:

March 31, 2019	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,599	4,154	7,753
Carrying value	$106,401	$148,346	$254,747

December 31, 2018	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,610	4,196	7,806
Carrying value	$106,390	$148,304	$254,694

Other details:
Original debt issuance costs	$3,715	$5,054
Maturity date	June 14, 2046	Dec 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	Dec 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%

The interest expense incurred on the Senior Notes for the three months ended March 31, 2019 was $4,776 (2018 - $4,777) of which $1,342 was accrued at both March 31, 2019 and December 31, 2018, respectively. The issuance costs related to the Senior Notes were capitalized and are being amortized over the effective life of the Senior Notes. The amortization expense for the three months ended March 31, 2019 was $53 (2018 - $52).
Under the terms of the 2013 Senior Notes, the 2013 Senior Notes can be redeemed, in whole or in part after December 1, 2018 at Maiden NA's option at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. Maiden NA is required to give at least thirty and not more than sixty days notice prior to the redemption date. However, as part of the Company's remediation measures to improve its capital ratios and adequacy, Maiden has voluntarily undertaken with the BMA to not voluntarily redeem the 2013 Senior Notes without its prior written approval.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions
The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel passed away on April 27, 2016. Based on each individual's most recent public filing, Leah Karfunkel (wife of Michael Karfunkel) owns or controls approximately 8.0% of the outstanding shares of the Company and Barry Zyskind (the Company's non-executive chairman) owns or controls approximately 7.5% of the outstanding shares of the Company. George Karfunkel owns or controls less than 5.0% of the outstanding shares of the Company. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the president, chief executive officer and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 53.9% of the ownership interests of Evergreen Parent GP, LLC, the ultimate parent of AmTrust. AmTrust owns 1.5% of the issued and outstanding shares of National General Holdings Corporation ("NGHC"), and Leah Karfunkel, individually, through a grantor retained annuity trust and through the Michael Karfunkel 2005 Family Trust (which is controlled by Leah Karfunkel) owns 39.4% of the outstanding common shares of NGHC. Barry Zyskind is a director of NGHC.
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
On June 11, 2008, Maiden Bermuda and AII amended the AmTrust Quota Share to add Retail Commercial Package Business to the Covered Business. AII receives a ceding commission of 34.375% on Retail Commercial Package Business. On July 1, 2016, the agreement was renewed through June 30, 2019.
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
Effective January 1, 2019, Maiden Bermuda and AmTrust entered into the Partial Termination Amendment which amended the AmTrust Quota Share that was in-force and set to expire on June 30, 2019. The Partial Termination Amendment provided for the cut-off of the ongoing and unearned premium of AmTrust’s Small Commercial Business, comprising workers’ compensation, general liability, umbrella liability, professional liability (including cyber liability) insurance coverages, and U.S. Specialty Risk and Extended Warranty ("Terminated Business") as of December 31, 2018. Under the Partial Termination Amendment, the ceding commission payable by Maiden Bermuda for its remaining in-force business immediately prior to January 1, 2019 increased by five percentage points with respect to in-force remaining business (excluding Terminated Business) and related unearned premium as of January 1, 2019. Subsequently, on January 30, 2019, Maiden Bermuda and AII agreed to terminate the AmTrust Quota Share on a run-off basis effective as of January 1, 2019.
The Partial Termination Amendment resulted in Maiden Bermuda returning approximately $643,144 in unearned premium to AII, or approximately $433,483 net of applicable ceding commission and brokerage, subject to final adjustment. In January 2019, as part of this amendment, the Company transferred cash and investments of $480,000 to AII based on provisional estimates. On or before May 30, 2019, AII shall report to Maiden the actual unearned premium applicable to the Terminated Business as of December 31, 2018. In the event that the estimated unearned premium exceeds the actual unearned premium, AII shall return the excess to Maiden Bermuda. The estimated amount to be returned to Maiden Bermuda is approximately $46,517 as of March 31, 2019.
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
Effective July 1, 2016, the contract was amended such that Maiden Bermuda assumes from AEL 32.5% of the premiums and losses of all policies written or renewed on or after July 1, 2016 until June 30, 2017 and 20% of all policies written or renewed on or after July 1, 2017. Subsequently, on January 30, 2019, Maiden Bermuda, AEL and AIU DAC agreed to terminate the European Hospital Liability Quota Share on a run-off basis effective as of January 1, 2019.
On January 30, 2019, in connection with the termination of the reinsurance agreements described above, the Company and AmTrust entered into a second amendment to the Master Agreement between the parties, originally entered into on July 3, 2007, to remove the provisions requiring AmTrust to reinsure business with the Company.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's results of operations for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Gross and net premiums written	$(576,477)	$573,928
Net premiums earned	158,130	503,799
Net loss and LAE	(137,944)	(344,529)
Commission expenses	(58,379)	(155,850)

Collateral provided to AmTrust
a) AmTrust Quota Share Reinsurance Agreement
In order to provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of the AmTrust's insurance subsidiaries, has established trust accounts ("Trust Accounts") for their benefit. Maiden Bermuda has agreed to provide appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Bermuda to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Bermuda for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Bermuda and delivered to an AmTrust subsidiary on AII's behalf, or (d) premiums withheld by an AmTrust subsidiary at Maiden Bermuda's request in lieu of remitting such premiums to AII. Maiden Bermuda may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Bermuda's proportionate share of its obligations under the AmTrust Quota Share with AII. Maiden Bermuda satisfied its collateral requirements under the AmTrust Quota Share with AII as follows:

•
by lending funds in the amount of $167,975 at March 31, 2019 and December 31, 2018 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Effective December 18, 2017, interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. Please see "Note 4. (c) Investments" for the total amount of interest earned from this loan. On January 30, 2019, in connection with the termination of the reinsurance agreements described above, the Company and AmTrust entered into an amendment to the Loan Agreement between Maiden Bermuda, AmTrust and AII, originally entered into on November 16, 2007. The Amendment to the Loan Agreement provides for the extension of the maturity date to January 1, 2025 and acknowledges that due to the termination of the AmTrust Quota Share that no further loans or advances may be made pursuant to the Loan Agreement;

•
effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral at March 31, 2019 was approximately $2,609,197 (December 31, 2018 - $3,650,418) and the accrued interest was $17,895 (December 31, 2018 - $23,283). Please refer to "Note 4. (e) Investments" for additional information; and

•
on January 11, 2019, a portion of the existing trust accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred cash and investments of $575,000 to AmTrust as a funds withheld receivable which bears an interest rate of 3.5%, subject to annual adjustment. At March 31, 2019, the balance of funds withheld was $575,000 and the accrued interest was $4,410.

b) European Hospital Liability Quota Share
AEL requested that Maiden Bermuda provide collateral to secure its proportional share under the European Hospital Liability Quota Share agreement. The amount of the collateral in reinsurance trust accounts at March 31, 2019 was approximately $253,937 (December 31, 2018 - $249,948) and the accrued interest was $1,849 (December 31, 2018 - $1,976). Please refer to "Note 4. (e) Investments" for additional information.
In January 2019, AIU DAC requested that Maiden Bermuda provide collateral to secure its proportional share under the European Hospital Liability Quota Share agreement. Accordingly, Maiden Bermuda transferred cash of €45,113 ($51,244) to AIU DAC as a funds withheld receivable. AIU DAC will pay Maiden a fixed annual interest rate of 0.50%, on the average daily Funds Withheld balance, commencing on January 24, 2019, subject to annual adjustment. At March 31, 2019, the balance of funds withheld was €45,113 ($50,608) and the accrued interest was $53.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)
Brokerage Agreement
Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the AmTrust Quota Share and the European Hospital Liability Quota Share for a fee equal to 1.25% of the premium assumed. AIIB is not the Company's exclusive broker. The agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $1,977 of reinsurance brokerage expense for the three months ended March 31, 2019 (2018 - $6,297) and deferred reinsurance brokerage of $5,013 at March 31, 2019 (December 31, 2018 - $14,199) as a result of this agreement. The brokerage agreement was terminated as of March 15, 2019.
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM has agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. Prior to that date, the fee was payable at a rate of 0.0375%. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $775 of investment management fees for the three months ended March 31, 2019 (2018 - $1,049) as a result of this agreement.
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

	March 31, 2019	December 31, 2018
Reserve for reported loss and LAE	$1,548,160	$1,571,217
Reserve for losses incurred but not reported ("IBNR")	1,431,953	1,484,759
Reserve for loss and LAE	$2,980,113	$3,055,976

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Three Months Ended March 31,	2019	2018
Gross loss and LAE reserves, January 1	$3,055,976	$2,386,722
Less: reinsurance recoverable on unpaid losses, January 1	1,743	24,883
Net loss and LAE reserves, January 1	3,054,233	2,361,839
Net incurred losses related to:
Current year	145,431	343,421
Prior years	7,258	9,785
	152,689	353,206
Net paid losses related to:
Current year	(416)	(44,317)
Prior years	(219,950)	(218,176)
	(220,366)	(262,493)
Effect of foreign exchange rate movements	(8,260)	13,960
Net loss and LAE reserves, March 31	2,978,296	2,466,512
Reinsurance recoverable on unpaid losses, March 31	1,817	25,490
Gross loss and LAE reserves, March 31	$2,980,113	$2,492,002

Commencing in 2015, Maiden Bermuda entered into a number of retrocessional quota share agreements with a highly rated global insurer to cede certain lines of business from both of our reportable segments. Effective July 1, 2018, Maiden Bermuda commuted all of these retrocessional quota share agreements.
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves in previous calendar years. The development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after review of changes in actuarial assessments. During the three months ended March 31, 2019, the Company recognized net adverse prior year development of approximately $7,258 (2018 - $9,785).
In the Diversified Reinsurance segment, the favorable prior year loss development was $1,096 for the three months ended March 31, 2019 (2018 - $1,266 adverse) primarily due to favorable prior year loss development in facultative reinsurance run-off lines. The adverse development in the first quarter of 2018 was largely due to higher than expected loss emergence emanating largely from run-off treaty contracts.
In the AmTrust Reinsurance segment, the adverse prior year loss development was $8,126 for the three months ended March 31, 2019 (2018 - $8,519). The adverse development in the first quarter of 2019 was primarily due to Commercial Auto Liability in accident years 2014 to 2017 offset by favorable development in Workers Compensation, whereas 2018 was due to General Liability, with a smaller contribution from Commercial Auto liability primarily driven by accident years 2015 and 2016.
The Other category also incurred adverse prior year loss development of $228 for the three months ended March 31, 2019 (2018 - $0) due to increased reserves in the run-off of the NGHC Quota Share Reinsurance Agreement.
10. Commitments and Contingencies

a)	Concentrations of Credit Risk
At March 31, 2019 and December 31, 2018, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance balances receivable, funds withheld receivable and reinsurance recoverable on unpaid losses (presented as part of other assets in the Condensed Consolidated Balance Sheets).
The Company's reinsurance recoverable on unpaid losses balance at March 31, 2019 was $1,817 (December 31, 2018 - $1,743) presented as part of other assets in the Condensed Consolidated Balance Sheets. At March 31, 2019, 94.4% (December 31, 2018 - 96.2%) of the reinsurance recoverable on unpaid losses was due from reinsurers and retrocessionaires with credit ratings from A.M Best of A+ or better. At March 31, 2019 and December 31, 2018, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.
The Company manages concentration of credit risk in the investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party and its reinsurance balances receivable. To mitigate credit risk, we generally have a contractual right of offset thereby allowing us to settle claims net of any premiums or loan receivable or funds withheld receivable. The Company believes these balances as at March 31, 2019 will be fully collectible.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Commitments and Contingencies (continued)

b)	Operating Lease Commitments
The Company leases office spaces, an executive apartment, office equipment and company vehicles under various operating leases expiring in various years through 2022. The Company did not enter into any new lease arrangements during the three months ended March 31, 2019. The Company's leases are all currently classified as operating leases and none of them have non-lease components. For operating leases that have a lease term of more than twelve months, the Company recognized a lease liability and a right-of-use asset in the Company's Condensed Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 10%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. The exercise of lease renewal options is at the sole discretion of the Company and none of our current lease renewal options are deemed to be reasonably certain to be exercised. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's weighted-average remaining lease term is 3.2 years.
Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the commencement date. The Company's total lease expense for the three months ended March 31, 2019 was $421 (2018 - $615) which was recognized within net income consistent with the accounting treatment in prior periods under Topic 840. The operating cash outflows from operating leases included in the measurement of the lease liability during the three months ended March 31, 2019 was $341.
At March 31, 2019, the scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

March 31, 2019
Remainder of 2019	$1,005
2020	1,171
2021	741
2022	741
Discount for present value	(660)
Total discounted operating lease liabilities	$2,998

At December 31, 2018, the Company's future minimum lease payments under non-cancellable operating leases were expected to be as follows:

December 31, 2018
2019	$1,442
2020	1,228
2021	772
2022	750
$4,192

c)	Legal Proceedings
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
In April 2009, the Company learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistle-blowing in violation of the whistle-blower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged that he was terminated for raising concerns regarding corporate governance with respect to the negotiation of the terms of the Trust Preferred Securities Offering. He seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor. The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011. On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014, and the hearings concluded in November 2018. The Company believes that it had good and sufficient reasons for terminating Mr. Turin's employment and that the claim is without merit. The Company will continue to vigorously defend itself against this claim.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Commitments and Contingencies (continued)
A putative class action complaint was filed against Maiden Holdings, Arturo M. Raschbaum, Karen L. Schmitt, and John M. Marshaleck in the United States District Court for the District of New Jersey on February 11, 2019, alleging that Defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 (and Section 20(a) for control person liability) by making misrepresentations about the Company and its business, including the Company’s risk management and underwriting policies and practices. Plaintiffs further claim that these misrepresentations inflated the price of Maiden Holdings' common stock, and that when the truth about the misrepresentations was revealed, the Company’s stock price fell, causing Plaintiffs to incur losses. Maiden has not yet been served with the complaint, but believe the claims are without merit and intends to vigorously defend itself. There exist and the Company expects additional lawsuits to be filed against the Company, its subsidiaries and its respective officers due to the diminution in value of our securities as a result of our operating results and financial condition. It is currently uncertain as to the effect of such litigation on our business, operating results and financial conditions.
11. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Three Months Ended March 31,	2019	2018
Numerator:
Net (loss) income from continuing operations	$(33,284)	$12,348
Net income from continuing operations attributable to noncontrolling interests	—	(71)
Net (loss) income attributable to Maiden from continuing operations	(33,284)	12,277
Dividends on preference shares – Series A, C and D	—	(8,545)
Amount allocated to participating common shareholders(1)	—	(5)
(Loss) income attributable to Maiden common shareholders, before discontinued operations	(33,284)	3,727
(Loss) income from discontinued operations, net of income tax expense	(3,352)	9,995
Numerator for basic and diluted EPS - net (loss) income allocated to Maiden common shareholders	$(36,636)	$13,722
Denominator:
Weighted average number of common shares – basic	82,965,156	83,040,413
Potentially dilutive securities:
Share options and restricted share units	—	278,129
Adjusted weighted average number of common shares – diluted	82,965,156	83,318,542
Basic (loss) earnings from continuing operations per share attributable to Maiden common shareholders	$(0.40)	$0.05
Basic (loss) earnings from discontinued operations per share attributable to Maiden common shareholders	(0.04)	0.12
Basic (loss) earnings per share attributable to Maiden common shareholders:	$(0.44)	$0.17
Diluted (loss) earnings from continuing operations per share attributable to Maiden common shareholders	$(0.40)	$0.04
Diluted (loss) earnings from discontinued operations per share attributable to Maiden common shareholders	(0.04)	0.12
Diluted (loss) earnings per share attributable to Maiden common shareholders:	$(0.44)	$0.16

For the Three Months Ended March 31,	2019	2018

(1)	This represents earnings allocated to the holders of non-vested restricted shares issued to the Company's employees under the Amended and Restated 2007 Share Incentive Plan.
At March 31, 2019, 570,249 share options and restricted share units (2018 - 3,774,222) were excluded from diluted earnings per common share as they were anti-dilutive.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

12. Shareholders' Equity

a)	Common Shares
At March 31, 2019, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 88,054,315 common shares, of which 83,064,173 common shares are outstanding, and 18,600,000 preference shares, all of which are outstanding. The remaining 43,345,685 shares are undesignated at March 31, 2019. For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

b)	Treasury Shares
During the three months ended March 31, 2019, the Company repurchased a total of 182 (2018 - 29,391) shares at an average price per share of $1.48 (2018 - $6.57) from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares.
During the three months ended March 31, 2019 and 2018, no shares were repurchased under the Company's share repurchase plan which has a remaining authorization of $74,245 at March 31, 2019 (December 31, 2018 - $74,245).

c)	Accumulated Other Comprehensive Loss
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended March 31, 2019	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(59,762)	$(5,932)	$(65,694)
Other comprehensive income before reclassifications	48,988	3,998	52,986
Amounts reclassified from AOCI to net loss, net of tax	12,488	—	12,488
Net current period other comprehensive income	61,476	3,998	65,474
Ending balance, Maiden shareholders	$1,714	$(1,934)	$(220)

For the Three Months Ended March 31, 2018	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$21,889	$(8,583)	$13,306
Other comprehensive loss before reclassifications	(66,828)	(7,940)	(74,768)
Amounts reclassified from AOCI to net income, net of tax	(1,490)	—	(1,490)
Net current period other comprehensive loss	(68,318)	(7,940)	(76,258)
Ending balance	(46,429)	(16,523)	(62,952)
Less: AOCI attributable to noncontrolling interest	—	(37)	(37)
Ending balance, Maiden shareholders	$(46,429)	$(16,486)	$(62,915)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Form 10-Q" or this "Report"). References in this Form 10-Q to the terms "we", "us", "our", "the Company" or other similar terms mean the consolidated operations of Maiden Holdings, Ltd. and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term "Maiden Holdings" means Maiden Holdings, Ltd. only. Certain reclassifications have been made for 2018 to conform to the 2019 presentation and have no impact on consolidated net income and total equity previously reported.
Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q includes projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Our actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results and financial condition to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 14, 2019, however these factors should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

Overview
We are a Bermuda-based holding company, previously focused on serving the needs of regional and specialty insurers in the United States ("U.S."), Europe and select other global markets. We operate internationally providing branded auto and credit life insurance products through insurer partners to retail clients in the EU and other global markets through Maiden Global Holdings, Ltd. ("Maiden Global") and its subsidiaries. These products also produce reinsurance programs which are underwritten by Maiden Reinsurance Ltd. ("Maiden Bermuda"). Certain international credit life business is written on a primary basis by Maiden Life Försäkrings AB ("Maiden LF"). We are also presently running off the liabilities associated with AmTrust Financial Services Inc. ("AmTrust") contracts we terminated in early 2019 as discussed below.
As discussed in "Note 1. Basis of Presentation" of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1. "Financial Information" and in Item 1. "Business" of our Annual Report on Form 10-K filed with the SEC on March 14, 2019, the sale of Maiden Reinsurance North America, Inc. ("Maiden US"), the Partial Termination Amendment (as defined below) and the termination of both of our quota share contracts with AmTrust have materially reduced our gross and net premiums written in 2019. We have significantly reduced our operating expenses and continue to review the steps necessary to reduce these costs further commensurate with the reduction in revenues.
Our business consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. As a result of the strategic decision to divest all of our U.S. treaty reinsurance operations as discussed in more detail below, we revised the composition of our reportable segments in the fourth quarter of 2018. Our Diversified Reinsurance segment now only consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. Our AmTrust Reinsurance segment includes the run-off of all business ceded by AmTrust to Maiden Bermuda, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share.
Recent Developments
In early 2018, our Board of Directors initiated a review of strategic alternatives (the "Strategic Review") to evaluate ways to increase shareholder value as a result of continuing higher than targeted combined ratios and lower returns on equity than planned. This Strategic Review has resulted in a series of transactions that have transformed our operations and materially reduced the risk on our balance sheet. These transactions include:
On August 29, 2018, we entered into a Renewal Rights Agreement (“Renewal Rights”) with Transatlantic Reinsurance Company ("TransRe"), pursuant to which we sold, and TransRe purchased, Maiden US's rights to: (i) renew its treaty reinsurance agreements upon their expiration or cancellation, (ii) solicit renewals of and replacement coverages for the treaty reinsurance agreements and (iii) replicate and use the products and contract forms used in Maiden US’s business. The sale was consummated on August 29, 2018. We continue to earn premiums and remain liable for losses occurring subsequent to August 29, 2018 for any policies in force prior to and as of August 29, 2018, until those policies expire. The payment received for sale of the Renewal Rights was $7.5 million, subject to further increases in accordance with the agreement.
On December 27, 2018, we completed the previously announced sale agreement (the "U.S. Sale Agreement"), with Enstar Holdings U.S. LLC ("Enstar"), pursuant to which Maiden Holdings North America, Ltd. ("Maiden NA") sold, and Enstar purchased, all of the outstanding shares of common stock of Maiden US for gross consideration of $286.4 million, including estimated closing adjustments but subject to post-closing adjustments. Also, pursuant to the terms of the U.S. Sale Agreement, Maiden Bermuda entered into a novation agreement and a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Bermuda were either novated or retroceded to Cavello Bay Reinsurance Limited (“Cavello”), Enstar’s Bermuda reinsurance affiliate in exchange for a ceding commission of $14.0 million, and Maiden Bermuda provided Enstar with a reinsurance cover for loss reserve development, up to a maximum of $25.0 million, when losses are more than $100.0 million in excess of the net loss and loss adjustment expenses recorded as of June 30, 2018.
As a result of the above decision to divest all of our U.S. treaty reinsurance operations, these operations are now classified as discontinued operations, and except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations, except for net (loss) income, net (loss) income attributable to Maiden and net (loss) income attributable to Maiden common shareholders.
Effective January 1, 2019, Maiden Bermuda and AmTrust through AmTrust’s subsidiary, AmTrust International Insurance, Ltd. ("AII"), amended the quota share agreement between Maiden Bermuda and AII ("AmTrust Quota Share"), originally entered into on July 1, 2007 that was in-force and set to expire on June 30, 2019 (the "Partial Termination Amendment"). The Partial Termination Amendment provided for the cut-off of the ongoing and unearned premium of AmTrust’s Small Commercial Business and U.S. Specialty Risk and Extended Warranty business (the "Terminated Business") as of December 31, 2018, with the remainder of the AmTrust Quota Share remaining in place.
The Partial Termination Amendment resulted in Maiden Bermuda returning approximately $643.1 million in unearned premium to AII, or approximately $433.5 million net of applicable ceding commission and brokerage, subject to final adjustment. In January 2019, as part of this amendment, the Company transferred cash and investments of $480.0 million to AII based on provisional estimates. On or before May 30, 2019, AII shall report to Maiden the actual unearned premium applicable to the Terminated Business as of December 31, 2018. In the event that the estimated unearned premium exceeds the actual unearned premium, AII shall return the excess to Maiden Bermuda. The estimated amount to be returned to Maiden Bermuda is approximately $46.5 million as of March 31, 2019.
On January 30, 2019, Maiden Bermuda and AmTrust agreed to terminate on a run-off basis (i) the AmTrust Quota Share; and (ii) the European hospital liability quota share reinsurance contract (“European Hospital Liability Quota Share”) with AmTrust’s wholly owned subsidiaries AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC") effective January 1, 2019.

On March 1, 2019, the Company and Enstar terminated the Master Transaction Agreement between the parties dated as of November 9, 2018 (the "Old LPT MTA") and simultaneously signed the loss portfolio transfer and adverse development cover (the "New LPT/ADC MTA ") pursuant to which an Enstar subsidiary will assume liabilities for loss reserves as of December 31, 2018 associated with the quota share reinsurance agreements between Maiden Bermuda and AmTrust in excess of a $2.4 billion retention up to $675.0 million. The retention will be subject to adjustment for paid losses subsequent to December 31, 2018. The New LPT/ADC MTA and associated pending reinsurance agreement, which is pending, will provide Maiden Bermuda with $175.0 million in adverse development cover over its carried AmTrust reserves at December 31, 2018. Management has assessed that the associated reinsurance agreement to the New LPT/ADC MTA meets the criteria for risk transfer and will be accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $500.0 million would result in a deferred gain which would be recognized over the settlement period in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. Consequently, cumulative adverse development subsequent to December 31, 2018 in excess of $500.0 million may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. The transaction, when finalized, is subject to other closing conditions and regulatory approvals.
Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

Three Months Ended March 31, 2019 and 2018 Financial Highlights

For the Three Months Ended March 31,	2019	2018	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net (loss) income from continuing operations	$(33,284)	$12,348	$(45,632)
(Loss) income from discontinued operations, net of income tax	(3,352)	9,995	(13,347)
Net (loss) income	(36,636)	22,343	(58,979)
Net (loss) income attributable to Maiden common shareholders	(36,636)	13,727	(50,363)
Non-GAAP operating (loss) earnings(1)	(26,934)	5,782	(32,716)
Basic (loss) earnings per common share(9):
Net (loss) income attributable to Maiden common shareholders(2)	(0.44)	0.17	(0.61)
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders(1)	(0.32)	0.07	(0.39)
Diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)(9)	(0.44)	0.16	(0.6)
Non-GAAP operating earnings attributable to Maiden common shareholders(1)(9)	(0.32)	0.07	(0.39)
Dividends per common share	—	0.15	(0.15)
Net premiums earned	183,102	516,813	(333,711)
Underwriting loss(1)(3)	(42,751)	(4,696)	(38,055)
Net investment income	32,022	32,869	(847)
Combined ratio(4)	129.6%	102.9%	26.7
Annualized non-GAAP operating return on average common shareholders' equity(1)	(104.7)%	3.2%	(107.9)

	March 31, 2019	December 31, 2018	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(5)	$3,288,482	$4,421,954	$(1,133,472)
Total assets	4,563,356	5,287,460	(724,104)
Reserve for loss and loss adjustment expenses ("loss and LAE")	2,980,113	3,055,976	(75,863)
Senior notes - principal amount	262,500	262,500	—
Maiden common shareholders' equity	119,289	89,275	30,014
Maiden shareholders' equity	584,289	554,275	30,014
Total capital resources(6)	846,789	816,775	30,014
Ratio of debt to total capital resources	31.0%	32.1%	(1.1)

Book Value
Book value per common share(7)	$1.44	$1.08	$0.36
Diluted book value per common share(8)	1.40	1.08	0.32

(1)
Non-GAAP operating (loss) earnings, non-GAAP operating (loss) earnings per common share, non-GAAP operating return on average common equity and underwriting loss are non-GAAP financial measures. See "Key Financial Measures" for additional information and a reconciliation to the nearest U.S. GAAP financial measure net (loss) income.

(2)	Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Earnings per Common Share" for the calculation of basic and diluted (loss) earnings per common share.

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
Non-GAAP operating (loss) earnings is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) foreign exchange gains or losses; and (3) loss and related activity from our NGHC Quota Share run-off operations. It also excludes on a non-recurring basis the loss from discontinued operations, net of income tax. We exclude net realized gains or losses on investment and foreign exchange gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe loss and related activity from our NGHC Quota Share run-off operations and loss from discontinued operations are representative of our ongoing and future business. We believe all of these amounts are largely independent of our business and future underwriting process and including them distorts the analysis of trends in our operations.
Underwriting loss is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. Management believes that this measure is important in evaluating the underwriting performance of the Company and its segments. This measure is also a useful tool to measure the profitability of the Company separately from the investment results and is also a widely used performance indicator in the insurance industry. A reconciliation of the Company's underwriting results can be found in the Company's Condensed Consolidated Financial Statements. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 3. Segment Information" for further details.
Non-GAAP operating (loss) earnings and non-GAAP diluted operating (loss) earnings per common share can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended March 31,	2019	2018
	($ in thousands except per share data)
Net (loss) income attributable to Maiden common shareholders	$(36,636)	$13,727
Add (subtract):
Net realized losses (gains) on investment	11,101	(357)
Foreign exchange and other (gains) losses	(4,979)	2,407
Loss (income) from discontinued operations, net of income tax	3,352	(9,995)
Loss from NGHC Quota Share run-off	228	—
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders	$(26,934)	$5,782

Diluted (loss) earnings per share attributable to Maiden common shareholders	$(0.44)	$0.16
Add (subtract):
Net realized losses (gains) on investment	0.13	—
Foreign exchange and other (gains) losses	(0.06)	0.03
Loss (income) from discontinued operations, net of income tax	0.04	(0.12)
Loss from NGHC Quota Share run-off	0.01	—
Non-GAAP diluted operating (loss) earnings per common share	$(0.32)	$0.07
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders decreased by $32.7 million for the three months ended March 31, 2019 compared to the same period in 2018. This was largely due to the deterioration in our underwriting results of $38.1 million during the three months ended March 31, 2019 compared to the same period in 2018 primarily in our AmTrust Reinsurance segment. The deterioration was primarily due to the Partial Termination Amendment which caused changes in the mix of business being earned in 2019 compared to 2018. These changes resulted in a higher current year loss ratio. In addition, underwriting results were impacted by higher ceding commission payable for the remaining in-force business immediately prior to January 1, 2019 which increased by five percentage points (excluding Terminated Business) and related unearned premium as of January 1, 2019 under the Partial Termination Amendment within the AmTrust Reinsurance Segment.

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
Non-GAAP Operating ROACE for the three months ended March 31, 2019 and 2018 was computed as follows:

	For the Three Months Ended March 31,
($ in thousands)	2019	2018
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders	$(26,934)	$5,782
Opening Maiden common shareholders’ equity	89,275	767,174
Ending Maiden common shareholders’ equity	119,289	692,910
Average Maiden common shareholders’ equity	104,282	730,042
Non-GAAP Operating ROACE	(104.7)%	3.2%
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
At March 31, 2019, book value per common share increased by 33.3% and diluted book value per common share increased by 29.6%, compared to December 31, 2018, primarily due to net unrealized gains on our investment portfolio reported in other comprehensive income during the three months ended March 31, 2019. These unrealized gains were partially offset by the net loss attributable to Maiden common shareholders during the first quarter of 2019. Please see "Liquidity and Capital Resources - Investments" on page 49 for further information on the change in fair value of our fixed maturity investment portfolio.
Book value and diluted book value per common share at March 31, 2019 and December 31, 2018 were computed as follows:

	March 31, 2019	December 31, 2018
	($ in thousands except share and per share data)
Ending Maiden common shareholders’ equity	$119,289	$89,275
Proceeds from assumed conversion of dilutive options	—	362
Numerator for diluted book value per common share calculation	$119,289	$89,637

Common shares outstanding	83,064,173	82,948,577
Shares issued from assumed conversion of dilutive options and restricted share units	1,941,961	398,390
Denominator for diluted book value per common share calculation	85,006,134	83,346,967

Book value per common share	$1.44	$1.08
Diluted book value per common share	$1.40	$1.08
Ratio of Debt to Total Capital Resources: Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of total capital resources. The ratio of Debt to Total Capital Resources at March 31, 2019 and December 31, 2018 was computed as follows:

	March 31, 2019	December 31, 2018
	($ in thousands)
Senior notes - principal amount	$262,500	$262,500
Maiden shareholders’ equity	584,289	554,275
Total capital resources	$846,789	$816,775
Ratio of debt to total capital resources	31.0%	32.1%
Certain Operating Measures and Relevant Factors
Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for a general discussion on "Certain Operating Measures" utilized by the Company and the "Relevant Factors" associated with these Certain Operating Measures.

Critical Accounting Policies and Estimates
The Company's critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019. The critical accounting policies and estimates should be read in conjunction with "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" included in this Form 10-Q and "Notes to Consolidated Financial Statements Note 2. Significant Accounting Policies" included within the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019. There have been no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for each of the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2019	2018
Gross premiums written	$(561,139)	$623,328
Net premiums written	$(561,530)	$622,651
Net premiums earned	$183,102	$516,813
Other insurance revenue	750	3,726
Net loss and LAE	(152,689)	(353,206)
Commission and other acquisition expenses	(69,617)	(166,628)
General and administrative expenses(1)	(4,297)	(5,401)
Underwriting loss(2)	(42,751)	(4,696)
Other general and administrative expenses(1)	(11,642)	(10,270)
Net investment income	32,022	32,869
Net realized (losses) gains on investment	(11,101)	357
Foreign exchange and other gains (losses)	4,979	(2,407)
Interest and amortization expenses	(4,829)	(4,829)
Income tax benefit	38	1,324
Net (loss) income from continuing operations	(33,284)	12,348
(Loss) income from discontinued operations, net of income tax	(3,352)	9,995
Income attributable to noncontrolling interests	—	(71)
Dividends on preference shares	—	(8,545)
Net (loss) income attributable to Maiden common shareholders	$(36,636)	$13,727

Ratios
Net loss and LAE ratio(3)	83.0%	67.9%
Commission and other acquisition expense ratio(4)	37.9%	32.0%
General and administrative expense ratio(5)	8.7%	3.0%
Expense ratio(6)	46.6%	35.0%
Combined ratio(7)	129.6%	102.9%

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

Net (Loss) Income
Net loss attributable to Maiden common shareholders for the three months ended March 31, 2019 was $36.6 million compared to net income of $13.7 million for the same period in 2018. The net decrease in results for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to the following:

•	underwriting loss of $42.8 million compared to $4.7 million in the same period in 2018. The deterioration in the underwriting result was principally due to the impact of:

◦	higher initial loss ratios on current year premiums earned during the period within the AmTrust Reinsurance segment (which excludes the Terminated Business under the Partial Termination Amendment);

◦
higher ceding commission payable for the remaining in-force business immediately prior to January 1, 2019 which increased by five percentage points (excluding Terminated Business) and related unearned premium as of January 1, 2019 under the Partial Termination Amendment within the AmTrust Reinsurance Segment; and

◦	adverse prior year loss development of $7.3 million or 3.9 points in the first quarter of 2019 compared to $9.8 million or 1.9 points during the same period in 2018.

•	realized losses on investment of $11.1 million for the three months ended March 31, 2019 compared to realized gains of $0.4 million for the same period in 2018;
The unfavorable movements above were modestly offset by the following:

•
no dividends paid to preference shareholders for the three months ended March 31, 2019 compared to $8.5 million for the same period in 2018 due to our Board not declaring dividends on any of our Preference Shares series during the first quarter of 2019; and

•
foreign exchange and other gains of $5.0 million for the three months ended March 31, 2019 compared to foreign exchange losses of $2.4 million for the same period in 2018 largely due to the proceeds from the sale of AVS Automotive VersicherungsService GmbH ("AVS") and its subsidiaries to Allianz Partners on January 10, 2019. Excluding the gain of $4.3 million from the sale of AVS, net foreign exchange gains of $0.7 million were realized during the three months ended March 31, 2019 due to the impact of the strengthening of the U.S. dollar on the re-measurement of net loss reserves and unearned premiums denominated in euro.

Net Premiums Written
Net premiums written decreased significantly for the three months ended March 31, 2019 compared to the same period in 2018. The table below compares net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three months ended March 31, 2019 and 2018:

For the Three Months Ended March 31,	2019		2018		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$14,947	(2.7)%	$48,271	7.7%	$(33,324)	(69.0)%
AmTrust Reinsurance	(576,477)	102.7%	574,380	92.3%	(1,150,857)	(200.4)%
Total	$(561,530)	100.0%	$622,651	100.0%	$(1,184,181)	(190.2)%
Net premiums written for the three months ended March 31, 2019 decreased compared to the same period in 2018 as follows:

•
Premiums written in the AmTrust Reinsurance segment decreased significantly due to the recent termination of both the AmTrust Quota Share and the European Hospital Liability Quota Share effective January 1, 2019, therefore no new business has been written in this segment during 2019. Also, the Partial Termination Amendment resulted in Maiden Bermuda returning approximately $643.1 million in unearned premium to AII, or $433.5 million net of applicable ceding commission and brokerage, subject to final adjustment; and

•
Premiums written in the Diversified Reinsurance segment also decreased significantly by $33.3 million or 69.0% largely due to non-renewals in our European Capital Solutions business combined with significant declines in German auto programs within our IIS business.

Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned decreased by $333.7 million or 64.6% for the three months ended March 31, 2019 compared to the same period in 2018. The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the three months ended March 31, 2019 and 2018:

For the Three Months Ended March 31,	2019		2018		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$25,292	13.8%	$25,515	4.9%	$(223)	(0.9)%
AmTrust Quota Share Reinsurance	157,810	86.2%	491,298	95.1%	(333,488)	(67.9)%
Total	$183,102	100.0%	$516,813	100.0%	$(333,711)	(64.6)%

Net premiums earned in the AmTrust Reinsurance segment for the three months ended March 31, 2019 decreased by $333.5 million or 67.9% compared to the same period in 2018 due to the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019. Please refer to the analysis of our AmTrust Reinsurance segment on page 45 for further discussion.
Net premiums earned in our Diversified Reinsurance segment for the three months ended March 31, 2019 decreased by $0.2 million or 0.9% compared to the same period in 2018. Please refer to the analysis of our Diversified Reinsurance segment on page 43 for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to page 44 for further discussion.
Net Investment Income and Net Realized (Losses) Gains on Investment
For the three months ended March 31, 2019, net investment income decreased by $0.8 million or 2.6% compared to the same period in 2018 driven by the decline in average book yield from 3.2% to 3.1% for the three months ended March 31, 2019 compared to the same period in 2018.
Net realized losses on investment were $11.1 million for the three months ended March 31, 2019, compared to net realized gains of $0.4 million for the same period in 2018. This was primarily driven by net investment losses realized on the non-cash transfer of corporate and other debt securities in the first quarter of 2019 related to the Partial Termination Amendment with AmTrust and the conversion of a portion of reinsurance trust assets held as collateral into a funds withheld receivable.
The following table details the Company's average investable assets and average book yield for the three months ended March 31, 2019 compared to the same period in 2018:

	For the Three Months Ended March 31,
($ in thousands)	2019	2018
Average investable assets(1)	$4,123,188	$4,116,293
Average book yield(2)	3.1%	3.2%

(1)	The average of the Company's investments, cash and cash equivalents, restricted cash and cash equivalents, funds withheld and loan to related party at each quarter-end during the period, as adjusted.

(2)	Ratio of net investment income over average investable assets at fair value, as adjusted.
Net Loss and Loss Adjustment Expenses
Net loss and LAE decreased by $200.5 million during the three months ended March 31, 2019 compared to the same period in 2018 largely due to the significant drop in earned premiums as a result of the termination of the AmTrust quota share agreements effective January 1, 2019. The loss ratio for the first quarter of 2019 was also impacted by adverse prior year loss development of $7.3 million or 3.9 points compared to adverse prior year loss development of $9.8 million or 1.9 points during the same period in 2018. The net loss and LAE ratios increased to 83.0% for the three months ended March 31, 2019 compared to 67.9% for the same period in 2018 primarily due to changes in the mix of business being earned in the AmTrust Reinsurance segment in 2019 compared to 2018 as a result of the business subject to the Partial Termination Amendment.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $97.0 million or 58.2% for the three months ended March 31, 2019 compared to the same period in 2018 due to significantly lower earned premiums. The commission and other acquisition expense ratio increased to 37.9% for the three months ended March 31, 2019 compared to 32.0% for the same period in 2018 driven by an increase in ceding commission fees payable within the AmTrust Reinsurance segment as of January 1, 2019. Under the Partial Termination Amendment, Maiden Bermuda agreed to pay AmTrust five additional percentage points of ceding commission on the remaining unearned premium over the term of the contract.
General and Administrative Expenses
General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses comprise:

	For the Three Months Ended March 31,
($ in thousands)	2019	2018
General and administrative expenses – segments	$4,297	$5,401
General and administrative expenses – corporate	11,642	10,270
Total general and administrative expenses	$15,939	$15,671
Total general and administrative expenses increased by $0.3 million, or 1.7% for the three months ended March 31, 2019 compared to the same period in 2018. The increased expenses for the three months ended March 31, 2019 compared to the prior period were largely due to approximately $3.0 million in non-recurring expenses including salary and related benefits associated with headcount reductions during 2019 as well as certain professional fees incurred.

The general and administrative expense ratio increased to 8.7% for the three months ended March 31, 2019 from 3.0% for the three months ended March 31, 2018 as a result of significantly lower earned premiums compared to the prior period due to the termination of the AmTrust quota share contracts effective January 1, 2019 and non-renewals within our International business.
Interest and Amortization Expenses
The interest and amortization expenses related to outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 (the "Senior Notes") were flat at $4.8 million for the three months ended March 31, 2019 and 2018.
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.64% for the three months ended March 31, 2019 and 2018, respectively.
Foreign Exchange and Other Gains (Losses)
Net foreign exchange and other gains amounted to $5.0 million during the three months ended March 31, 2019 compared to net foreign exchange losses of $2.4 million for the same period in 2018 largely due to the proceeds from the sale of AVS and its related European subsidiaries to Allianz Partners on January 10, 2019.
Excluding the gain of $4.3 million from the sale of AVS, net foreign exchange gains of $0.7 million were realized during the three months ended March 31, 2019 due to the impact of the strengthening of the U.S. dollar on the re-measurement of net loss reserves and related liabilities denominated in euro. Foreign exchange losses for the three months ended March 31, 2018 were primarily attributable to the impact of the weakening of the U.S. dollar on the re-measurement of net loss reserves and related liabilities mainly denominated in pound sterling and euro.
Income Tax Expense
The Company recorded an income tax benefit of $0.04 million for the three months ended March 31, 2019 compared to $1.3 million for the same period in 2018. These amounts relate to income tax on the losses of our international subsidiaries. The effective rate of income tax was 0.1% for the three months ended March 31, 2019 compared to (12.0)% for the three months ended March 31, 2018.
Dividends on Preference Shares
For the three months ended March 31, 2019, no dividends were declared or paid to preference shareholders compared to $8.5 million of preferred dividends declared and paid during the same period in 2018.
Please refer to "Notes to Consolidated Financial Statements Note 14. Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2018 for details on the Company’s preference shares.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results and associated ratios for our Diversified Reinsurance segment for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2019	2018
Gross premiums written	$15,338	$49,400
Net premiums written	14,947	48,271
Net premiums earned	25,292	25,515
Other insurance revenue	750	3,726
Net loss and LAE	(14,391)	(15,899)
Commission and other acquisition expenses	(9,261)	(9,312)
General and administrative expenses	(3,031)	(4,481)
Underwriting loss	$(641)	$(451)
Ratios
Net loss and LAE ratio	55.3%	54.4%
Commission and other acquisition expense ratio	35.6%	31.8%
General and administrative expense ratio	11.6%	15.3%
Expense ratio	47.2%	47.1%
Combined ratio	102.5%	101.5%
The combined ratio for the three months ended March 31, 2019 increased to 102.5% compared to 101.5% for the same period in 2018 primarily due to the decline in other insurance revenue of $3.0 million which contributed to higher combined ratios compared to the prior period despite earned premiums which remained in line with the prior period and lower losses and expenses.
Premiums — Gross premiums written decreased by $34.1 million or 69.0% for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to non-renewals in our European Capital Solutions business resulting from the downgrade and subsequent withdrawal of Maiden Bermuda's credit rating combined with lower premiums and a lower cession percentage from German Auto in our IIS business during the three months ended March 31, 2019.
Net premiums written decreased by $33.3 million or 69.0% during the three months ended March 31, 2019 compared to the same period in 2018 mainly due to non-renewals in our European Capital Solutions business combined with lower net premiums written in our German Auto programs within our IIS business.
The table below shows net premiums written by line of business for the three months ended March 31, 2019 and 2018:

For the Three Months Ended March 31,	2019		2018		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
International	$14,947	100.0%	$48,230	99.9%	$(33,283)	(69.0)%
Other	—	—%	41	0.1%	(41)	(100.0)%
Total Diversified Reinsurance	$14,947	100.0%	$48,271	100.0%	$(33,324)	(69.0)%
Net premiums earned decreased by $0.2 million or 0.9% during the three months ended March 31, 2019 compared to the same period in 2018. The table below shows net premiums earned by line of business for the three months ended March 31, 2019 and 2018:

For the Three Months Ended March 31,	2019		2018		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
International	$25,292	100.0%	$25,474	99.8%	$(182)	(0.7)%
Other	—	—%	41	0.2%	(41)	(100.0)%
Total Diversified Reinsurance	$25,292	100.0%	$25,515	100.0%	$(223)	(0.9)%

Net premiums earned decreased slightly for the three months ended March 31, 2019 compared to the same period in 2018 due to lower earned premiums from German Auto programs slightly offset by an increase in earned premiums in our European Capital Solutions business during the three months ended March 31, 2019 as a result of underwriting initiatives taken in 2018.
Other Insurance Revenue — Other insurance revenue, which represents fee income from our IIS business that is not directly associated with premium revenue assumed by the Company decreased by $3.0 million for the three months ended March 31, 2019 compared to the same period in 2018 due to the sale of AVS and its subsidiaries on January 10, 2019 as a substantial portion of our fee income was generated by AVS and its subsidiaries in Germany and Austria through its point of sale producers in select OEM's dealerships.
Net Loss and Loss Adjustment Expenses — Net loss and LAE decreased by $1.5 million or 9.5% for the three months ended March 31, 2019 compared to the same period in 2018. Net loss and LAE ratios increased to 55.3% for the three months ended March 31, 2019 compared with 54.4% during the same period in 2018. During the three months ended March 31, 2019, the net loss and LAE ratio increased by 0.9 points compared to the same period in 2018 due to higher initial loss ratios on current year premiums earned during the period factoring in both market conditions and recent loss trends and experience.
This was partially offset by favorable prior year loss reserve development which was $1.1 million or (4.2) points during the three months ended March 31, 2019, compared to adverse development of $1.3 million or 4.4 points for the same period in 2018. The 2019 favorable development was driven from experience in facultative reinsurance run-off lines. Adverse development in 2018 was due to higher than expected loss emergence emanating largely from run-off treaty contracts.
The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be effected by the changes in the mix of business and the impact of the increase in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, as well as the impacts on the loss ratio described above, the combined ratio increased by 1.0 point for the three months ended March 31, 2019 compared to the same period in 2018.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $0.1 million or 0.5% for the three months ended March 31, 2019 compared to the same period in 2018. The commission and other acquisition expense ratio for the three months ended March 31, 2019 increased to 35.6% compared to 31.8% for the same period in 2018, reflecting the impact of lower other insurance revenue which decreased by $3.0 million compared to the same period last year.
The variation in ratios for the three months ended March 31, 2019 was primarily due to the change in the mix of pro rata versus excess of loss premiums written during the period. Please refer to the reasons for the changes in the combined ratio discussed in the preceding paragraph.
General and Administrative Expenses — General and administrative expenses decreased by $1.5 million or 32.4% for the three months ended March 31, 2019 compared to the same period in 2018. The general and administrative expense ratio decreased to 11.6% for the three months ended March 31, 2019 compared to 15.3% for the same period in 2018, as a result of the sale of AVS and its subsidiaries on January 10, 2019 which caused lower compensation costs, legal and other professional fees incurred compared to the prior period. The overall expense ratio (including commission and other acquisition expenses) for the three months ended March 31, 2019 was 47.2% compared to 47.1% for the same period in 2018.

AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $41.9 million during the three months ended March 31, 2019 compared to $4.2 million in the comparative period in 2018. This was primarily due to lower earned premiums combined with the impact of higher initial current year loss ratios and higher commissions paid for premiums earned during the three months ended March 31, 2019. The underwriting results and associated ratios for the AmTrust Reinsurance segment for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2019	2018
Gross premiums written	$(576,477)	$573,928
Net premiums written	(576,477)	574,380
Net premiums earned	157,810	491,298
Net loss and LAE	(138,070)	(337,307)
Commission and other acquisition expenses	(60,356)	(157,316)
General and administrative expenses	(1,266)	(920)
Underwriting loss	$(41,882)	$(4,245)
Ratios
Net loss and LAE ratio	87.5%	68.7%
Commission and other acquisition expense ratio	38.2%	32.0%
General and administrative expense ratio	0.8%	0.2%
Expense ratio	39.0%	32.2%
Combined ratio	126.5%	100.9%
The combined ratio increased 25.6 points to 126.5% for the three months ended March 31, 2019 compared to 100.9% for the same period in 2018 due to the following factors:

•
higher loss ratios for current year premiums earned during the period primarily due to the Partial Termination Amendment which caused changes in the mix of business being earned in 2019 compared to 2018. These changes resulted in a higher current year loss ratio;

•
increase in the ceding commission payable for the remaining in-force business immediately prior to January 1, 2019 which increased by five percentage points (excluding Terminated Business) and related unearned premium as of January 1, 2019 under the Partial Termination Amendment; and

•
impact of adverse prior year loss development which was $8.1 million or 5.2 points during the first quarter of 2019 compared to $8.5 million or 1.8 points for the same period in 2018. Prior year adverse development in 2019 was primarily due to Commercial Auto Liability in accident years 2014 to 2017 offset by favorable development in Workers Compensation, whereas 2018 was largely due to General Liability, with a smaller contribution from Commercial Auto Liability, primarily driven by accident years 2015 and 2016.

Premiums — Gross premiums written decreased significantly for the three months ended March 31, 2019 compared to the same period in 2018 reflecting the recent termination of both the AmTrust Quota Share and the European Hospital Liability Quota Share effective January 1, 2019, as no new business has been written under these contracts in the first quarter of 2019. Also, the Partial Termination Amendment resulted in Maiden Bermuda returning approximately $643.1 million in unearned premium to AII, or approximately $433.5 million net of applicable ceding commission and brokerage, subject to final adjustment.
The table below shows net premiums written by category for the three months ended March 31, 2019 and 2018:

For the Three Months Ended March 31,	2019		2018		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$(342,681)	59.4%	$367,754	64.0%	$(710,435)	(193.2)%
Specialty Program	(12,608)	2.2%	89,131	15.5%	(101,739)	(114.1)%
Specialty Risk and Extended Warranty	(221,188)	38.4%	117,495	20.5%	(338,683)	(288.3)%
Total AmTrust Reinsurance	$(576,477)	100.0%	$574,380	100.0%	$(1,150,857)	(200.4)%
Net premiums written in our AmTrust Reinsurance segment for the three months ended March 31, 2019 decreased significantly compared to the same period in 2018 due to the recent termination of both the AmTrust Quota Share and the European Hospital

Liability Quota Share effective January 1, 2019. As mentioned above, the Partial Termination Amendment resulted in Maiden Bermuda returning approximately $643.1 million in unearned premium to AII, or approximately $433.5 million net of applicable ceding commission and brokerage, which has caused the negative written premiums in the first quarter of 2019, subject to final adjustment.
Net premiums earned decreased by $333.5 million or 67.9% for the three months ended March 31, 2019 compared to the same period in 2018 due to the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019. The table below details net premiums earned by category for the three months ended March 31, 2019 and 2018:

For the Three Months Ended March 31,	2019		2018		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$39,455	25.0%	$315,709	64.3%	$(276,254)	(87.5)%
Specialty Program	76,221	48.3%	88,494	18.0%	(12,273)	(13.9)%
Specialty Risk and Extended Warranty	42,134	26.7%	87,095	17.7%	(44,961)	(51.6)%
Total AmTrust Reinsurance	$157,810	100.0%	$491,298	100.0%	$(333,488)	(67.9)%
Net Loss and Loss Adjustment Expenses — Net loss and LAE decreased by $199.2 million or 59.1% for the three months ended March 31, 2019 compared to the same period in 2018 due to significantly lower earned premiums as a result of the recent termination of both quota share agreements with AmTrust. Net loss and LAE ratios increased to 87.5% for the three months ended March 31, 2019 compared to 68.7% for the same period in 2018.
During the three months ended March 31, 2019, the net loss and LAE ratio increased by 18.8 points compared to the same period in 2018 primarily due to the Partial Termination Amendment which caused changes in the mix of business being earned in 2019 compared to 2018. These changes resulted in a higher current year loss ratio.
The loss ratio also increased due to the impact of adverse prior year loss development which was $8.1 million or 5.2 points during the three months ended March 31, 2019, compared to $8.5 million or 1.8 points for the same period in 2018. Prior year adverse development in 2019 was due to Commercial Auto Liability in accident years 2014 to 2017 offset by favorable development in Workers Compensation whereas 2018 was due to General Liability, with a smaller contribution from Commercial Auto Liability, primarily driven by accident years 2015 and 2016.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $97.0 million or 61.6% for the three months ended March 31, 2019 compared to the same period in 2018 due to significantly lower earned premiums as a result of the recent termination of both quota share agreements with AmTrust.
The commission and other acquisition expense ratio increased to 38.2% for the three months ended March 31, 2019 compared to 32.0% for the same period in 2018 driven by the increase in ceding commission payable for the remaining in-force business immediately prior to January 1, 2019 which increased by five percentage points (excluding Terminated Business) and related unearned premium as of January 1, 2019 under the Partial Termination Amendment.
The fluctuations in the ratios during the three months ended March 31, 2019 compared to the comparative period in 2018 reflects the change in the mix of business and is also affected by the commission associated with the retrocession premium ceded during the three months ended March 31, 2019 compared to the same period in 2018.
General and Administrative Expenses — General and administrative expenses increased slightly by $0.3 million or 37.6% for the three months ended March 31, 2019 compared to the same period in 2018. The general and administrative expense ratio increased to 0.8% for the three months ended March 31, 2019 compared to 0.2% for the same period in 2018 as a result of significantly lower earned premiums due to the recent termination of the quota share agreements with AmTrust. The overall expense ratio (including commission and other acquisition expenses) increased to 39.0% for the three months ended March 31, 2019 compared to 32.2% for the same period in 2018 primarily due to the increase in ceding commission payable as discussed above.

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
As discussed previously in the "Overview to Critical Accounting Policies", the Partial Termination Amendment was effective as of January 1, 2019. In January 2019, as part of this amendment, the Company transferred cash and investments of $480.0 million to AII based on provisional estimates. On or before May 30, 2019, AII shall report to Maiden the actual unearned premium applicable to the Terminated Business as of December 31, 2018. In the event that the estimated unearned premium exceeds the actual unearned premium, AII shall return the excess to Maiden Bermuda. The estimated amount to be returned to Maiden Bermuda is approximately $46.5 million as of March 31, 2019.
The regulatory and liquidity requirements of the Company's operating segments are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10- K for the year ended December 31, 2018, filed with the SEC on March 14, 2019.
Pursuant to Bermuda law, the Company must ensure that the value of the group's assets exceeds the amount of the group's liabilities by the aggregate minimum margin of solvency of each qualifying member of the group ("Group MSM"). Since December 31, 2013, we have been required to maintain available group capital and surplus at a level equal to or in excess of the Group Enhanced Capital Requirement ("Group ECR") which is established by reference to either the Group Bermuda Solvency Capital Requirement ("Group BSCR") model or an approved group internal capital model. As discussed previously in "Note 1. Basis of Presentation" and "Overview to Critical Accounting Policies", the transactions contemplated by the New LPT/ADC MTA with Enstar, which are pending, are expected to close in the second quarter of 2019 subject to regulatory approvals and customary closing conditions. At such time, the Group is expected to exceed both the Group ECR and the Group MSM.
As of March 31, 2019, the Company does not meet the Group ECR standards established by the Bermuda Monetary Authority (“BMA”) while the the Group MSM is expected to be met. The Company has communicated such condition to the BMA and is following the guidelines of a reportable “event” as stipulated by Bermuda insurance law. Consistent with the continuing recovery of our capital base, we remain actively engaged in ongoing discussions with the BMA regarding the formulation of our longer term business plan, which will require the approval of the BMA for any new reinsurance business. Finally, the amount of dividends that can be distributed from Maiden Bermuda is, under certain circumstances, limited under Bermuda law and Bermuda regulatory requirements, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity in accordance with the BSCR. Presently, we have voluntarily undertaken with the BMA not to make any capital distributions of any kind, including the payment of any common or preferred dividends, without the express consent of the BMA.
Our sources of funds historically have consisted of premium receipts net of commissions and brokerage, investment income, net proceeds from capital raising activities, which may include the issuance of debt and common and preference shares, and proceeds from sales, maturities, paydowns and redemption of investments. Cash is used primarily to pay loss and LAE, ceded reinsurance premium, general and administrative expenses, interest expense and dividends, with the remainder in excess of our operating requirements, made available to our investment managers for investment in accordance with our investment policy.
Our business has undergone significant changes in the last year. As previously noted, the Strategic Review has resulted in a series of transactions that have materially reduced the risk on our balance sheet and are transforming our operations. As a result of the transactions entered into from the Strategic Review, the Company's gross and net premiums written will be materially lower in 2019 and investment income will become a significantly larger portion of our revenues. This has significantly lowered our operating cash flow as detailed in the table below. We expect this trend to continue during 2019. We expect to use funds from cash and investment portfolios, collected premiums on reinsurance contracts in force or being run-off, investment income and proceeds from sales and redemptions of investments to meet expected claims payments and operational expenses. Claim payments will be principally from the run-off of existing reserves for losses and loss adjustment expenses. A significant portion of those liabilities are collateralized and claim payments will be funded by using the collateral and this should provide sufficient funding to fulfill those obligations.We generally expect negative operating cash flows to be met or exceeded by positive investing cash flows. Overall, we expect our cash flows, together with our existing capital base and unrestricted cash and investments to be sufficient to meet cash requirements and to operate our business.

The table below summarizes our operating, investing and financing cash flows for the three months ended March 31, 2019 and 2018:

For the Three Months Ended March 31,	2019	2018
	($ in thousands)
Operating activities	$(331,930)	$(32,141)
Investing activities	129,781	22,028
Financing activities	—	(21,190)
Effect of exchange rate changes on foreign currency cash	(334)	837
Total decrease in cash, restricted cash and cash equivalents	(202,483)	(30,466)
Less: change in cash, restricted cash and cash equivalents of discontinued operations	(3,349)	8,823
Total decrease in cash, restricted cash and cash equivalents of continuing operations	$(199,134)	$(39,289)
Cash Flows used in Operating Activities
Cash flows used in operating activities for the three months ended March 31, 2019 were $331.9 million compared to $32.1 million for the three months ended March 31, 2018, an increase of $299.8 million. Cash flows used in discontinued operations were $0.8 million for the three months ended March 31, 2019 compared to $46.7 million in the three months ended March 31, 2018. Cash flows used in continuing operating activities were $331.1 million for the three months ended March 31, 2019 compared to cash flows provided by continuing operations of $14.5 million for the three months ended March 31, 2018.The decrease in operating cash flows from continuing operations was primarily the result of certain non-recurring transactions. This includes the new funds withheld arrangement, the Partial Termination Amendment and the terminations of the AmTrust Quota Share and European Hospital Liability Quota Share which significantly decreased gross premiums written during the three months ended March 31, 2019 compared to the same period in 2018. A total of $260.3 million cash and cash equivalents was transferred to AmTrust as a result of these transactions during 2019.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. The Company continues to deploy available cash for longer-term investments as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. Net cash provided by investing activities was $129.8 million for the three months ended March 31, 2019 compared to $22.0 million for the same period in 2018.
Cash flows used in discontinued operations was $3.3 million for the three months ended March 31, 2019 compared to cash flows provided by discontinued operations of $66.2 million for the same period in 2018. Cash flows provided by continuing operations was $133.1 million during the three months ended March 31, 2019 compared to cash flows used in continuing operations of $44.1 million for the same period in 2018 as the purchases of fixed maturity securities were lower and the proceeds from maturities and sales of fixed maturities were higher during the three months ended March 31, 2019 compared to the same period in 2018. During the three months ended March 31, 2019, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $131.4 million compared to an outflow of $42.8 million for the same period in 2018.
Cash Flows from Financing Activities
Cash flows used in financing activities were $0.0 million for the three months ended March 31, 2019 compared to $21.2 million for the same period in 2018. No dividends on common or preference shares were paid during the first quarter of 2019 due to the non declaration of dividends by the Board of Directors in the last quarter of 2018. The cash outflow during the three months ended March 31, 2018 primarily relates to dividends paid to holders of preference shares of $8.5 million and dividends paid to holders of common shares of $12.5 million.
The Company did not have any major capital transactions during the three months ended March 31, 2019 and March 31, 2018.
Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019.
At March 31, 2019 and December 31, 2018, restricted cash and cash equivalents and fixed maturity investments used as collateral were $3.0 billion and $4.0 billion, respectively. This collateral represents 91.5% and 91.9% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and cash equivalents) at March 31, 2019 and December 31, 2018, respectively.
Investments
The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities which are all designated as available-for-sale ("AFS") at March 31, 2019. Please see "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q.
During the three months ended March 31, 2019, the yield on the 10-year U.S. Treasury bond decreased by 28 basis points to 2.41%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The downward shift in the U.S. Treasury yield curve during the three months ended March 31, 2019 reflects a potentially more accommodative Federal Reserve policy for the remainder of 2019 and is indicative that investors are looking for relatively risk free investments amid concerns regarding future global economic growth.
The movement in the market values of our AFS fixed maturity portfolio in the first quarter of 2019 generated net unrealized gains of $59.4 million, primarily due to the recent trend of lower long-term interest rates along with lower inflation expectations as a result of slower global economic growth, both of which have increased bond prices during the three months ended March 31, 2019. Please see "Liquidity and Capital Resources - Capital Resources" on page 53 for further information.
At March 31, 2019, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods. In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.
At March 31, 2019 and December 31, 2018, these respective durations in years were as follows:

	March 31, 2019	December 31, 2018
Fixed maturities and cash and cash equivalents	4.4	4.2
Reserve for loss and LAE	4.1	4.5
During the three months ended March 31, 2019, the weighted average duration of our fixed maturity investment portfolio increased by 0.2 years to 4.4 years and the duration for the reserve for loss and LAE decreased by 0.4 years to 4.1 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities ("CMBS").

The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows:

March 31, 2019	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$116,009	$654	$(1)	$116,662	2.7%	1.3
U.S. agency bonds – mortgage-backed	1,071,920	4,743	(13,341)	1,063,322	3.0%	5.7
U.S. agency bonds – other	19,871	4	(95)	19,780	3.1%	2.0
Non-U.S. government and supranational bonds	34,120	158	(1,058)	33,220	3.4%	3.4
Asset-backed securities	89,419	1,325	(379)	90,365	3.8%	3.7
Corporate bonds	1,742,790	30,010	(21,106)	1,751,694	3.3%	4.2
Municipal bonds	56,852	42	(3)	56,891	3.2%	3.6
Total AFS fixed maturities	3,130,981	36,936	(35,983)	3,131,934	3.2%	4.6
Cash and cash equivalents	131,855	—	—	131,855	2.5%	0.0
Total	$3,262,836	$36,936	$(35,983)	$3,263,789	3.1%	4.4

December 31, 2018	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$138,625	$448	$(1)	$139,072	2.6%	1.1
U.S. agency bonds – mortgage-backed	1,485,716	3,491	(36,073)	1,453,134	3.0%	5.8
U.S. agency bonds – other	129,741	40	(548)	129,233	2.8%	1.0
Non-U.S. government and supranational bonds	11,212	66	(1,206)	10,072	3.4%	5.1
Asset-backed securities	216,072	425	(1,415)	215,082	4.2%	2.4
Corporate bonds	1,128,614	6,525	(30,164)	1,104,975	3.0%	4.3
Total AFS fixed maturities	3,109,980	10,995	(69,407)	3,051,568	3.1%	4.6
HTM fixed maturities
Corporate bonds	957,845	3,872	(20,990)	940,727	3.7%	4.4
Municipal bonds	57,836	—	(551)	57,285	3.2%	4.0
Total HTM fixed maturities	1,015,681	3,872	(21,541)	998,012	3.7%	4.4
Cash and cash equivalents	330,989	—	—	330,989	2.1%	0.0
Total	$4,456,650	$14,867	$(90,948)	$4,380,569	3.1%	4.2

(1)
Average yield is calculated by dividing annualized investment income for each sub-component of AFS and HTM securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

(2)	Average duration in years.
The following table summarizes the Company's fixed maturity investment portfolio holdings by contractual maturity at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
($ in thousands)	AFS fixed maturities	HTM fixed maturities	AFS fixed maturities	HTM fixed maturities
	Fair Value	Amortized cost	Fair Value	Amortized Cost
Due in one year or less	$68,406	$—	$130,756	$2,020
Due after one year through five years	942,670	—	703,347	394,875
Due after five years through ten years	964,887	—	549,249	618,786
Due after ten years	2,284	—	—	—
	1,978,247	—	1,383,352	1,015,681
U.S. agency bonds – mortgage-backed	1,063,322	—	1,453,134	—
Asset-backed securities	90,365	—	215,082	—
Total fixed maturities	$3,131,934	$—	$3,051,568	$1,015,681
At March 31, 2019, 98.2% of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
	Fair Value	% of Total	Fair Value	% of Total
U.S. agency bonds - mortgage-backed	($ in thousands)		($ in thousands)
Residential mortgage-backed ("RMBS")
GNMA – fixed rate	$111,222	10.3%	$152,626	9.6%
GNMA – variable rate	7,927	0.7%	10,773	0.7%
FNMA – fixed rate	545,833	50.4%	742,749	46.9%
FHLMC – fixed rate	398,340	36.8%	546,986	34.6%
Total U.S. agency bonds - mortgage-backed	1,063,322	98.2%	1,453,134	91.8%
U.S. agency bonds - fixed rate	19,780	1.8%	129,233	8.2%
Total U.S. agency bonds	$1,083,102	100.0%	$1,582,367	100.0%
Our Agency MBS portfolio is 34.0% of our fixed maturity investments at March 31, 2019. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reduce the total amount of investment income we earn.
At March 31, 2019 and December 31, 2018, 98.4% and 98.7%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.
The security holdings by sector and financial strength rating of our corporate bond holdings at March 31, 2019 and December 31, 2018 were as follows:

	Ratings(1)
March 31, 2019	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds						($ in thousands)
Basic Materials	—%	—%	0.9%	2.4%	0.5%	$65,793	3.8%
Communications	—%	1.1%	2.8%	4.1%	—%	140,326	8.0%
Consumer	—%	0.3%	13.9%	12.9%	0.3%	479,762	27.4%
Energy	—%	1.5%	4.6%	2.6%	0.9%	168,033	9.6%
Financial Institutions	0.1%	3.4%	27.7%	10.5%	0.3%	734,916	42.0%
Industrials	—%	—%	1.3%	3.9%	—%	92,389	5.2%
Technology	—%	0.7%	1.5%	1.0%	0.8%	70,475	4.0%
Total	0.1%	7.0%	52.7%	37.4%	2.8%	$1,751,694	100.0%

	Ratings(1)
December 31, 2018	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds						($ in thousands)
Basic Materials	—%	—%	0.8%	2.1%	0.7%	$73,696	3.6%
Communications	—%	0.9%	2.7%	5.0%	—%	175,924	8.6%
Consumer	—%	0.2%	13.0%	16.0%	0.3%	602,756	29.5%
Energy	—%	1.4%	3.9%	3.6%	0.7%	195,259	9.6%
Financial Institutions	0.1%	3.1%	26.8%	9.8%	0.3%	822,245	40.1%
Industrials	—%	—%	1.3%	3.7%	—%	103,349	5.0%
Technology	—%	0.7%	1.4%	0.9%	0.6%	72,473	3.6%
Total	0.1%	6.3%	49.9%	41.1%	2.6%	$2,045,702	100.0%

(1)	Ratings as assigned by S&P, or equivalent
At March 31, 2019, the Company’s ten largest corporate holdings, 90.2% of which are U.S. dollar denominated and 51.3% of which are in the Financial Institutions sector, at fair value and as a percentage of all fixed income securities were as follows:

March 31, 2019	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating(1)
	($ in thousands)
Gilead Sciences Inc, 3.65% Due 3/1/2026	$20,392	0.7%	A
Brookfield Asset Management Inc, 4.00%, Due 1/15/2025	20,195	0.6%	A-
BNP Paribas, 5.00% Due 1/15/2021	19,837	0.6%	A
Rabobank Nederland Utrec, 3.875% Due 2/8/2022	19,643	0.6%	A+
Nissan Motor Acceptance Corp, 3.875%, Due 9/21/2023	18,439	0.6%	A-
Electricite de France, 4.625%, Due 9/11/2024	17,745	0.6%	A-
UBS Group Funding (Jersey) LTD, 2.65% Due 2/1/2022	16,848	0.5%	A-
Bank of New York Mellon Corp, 3.00%, Due 2/24/2025	15,996	0.5%	A
Pepsico Inc., 3.60%, Due 3/1/2024	15,664	0.5%	A+
Pepsico Inc., 3.50%, Due 7/17/2025	15,570	0.5%	A+
Total	$180,329	5.7%

(1)	Ratings as assigned by S&P, or equivalent

At March 31, 2019 and December 31, 2018, respectively, we hold the following non-U.S. dollar denominated securities:

	March 31, 2019		December 31, 2018
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated corporate bonds	$327,741	95.4%	$338,712	97.1%
Non-U.S. government and supranational bonds	15,914	4.6%	10,072	2.9%
Total non-U.S. dollar denominated AFS securities	$343,655	100.0%	$348,784	100.0%
At March 31, 2019 and December 31, 2018, respectively, these non-U.S. securities are invested in the following currencies:

	March 31, 2019		December 31, 2018
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Euro	$274,102	79.8%	$284,440	81.6%
British Pound	42,714	12.4%	37,469	10.7%
Australian Dollar	19,666	5.7%	19,170	5.5%
Canadian Dollar	5,228	1.5%	5,658	1.6%
All other	1,945	0.6%	2,047	0.6%
Total non-U.S. dollar denominated AFS securities	$343,655	100.0%	$348,784	100.0%
The net decrease in non-U.S. denominated fixed maturities is primarily due to sales of euro-denominated corporate bonds during the three months ended March 31, 2019. At March 31, 2019 and December 31, 2018, all of the Company's non-U.S. government and supranational issuers have a rating of A or higher by S&P.
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

Ratings(1)	March 31, 2019		December 31, 2018
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$2,290	0.7%	$2,258	0.7%
AA+, AA, AA-	32,304	9.8%	28,725	8.5%
A+, A, A-	139,152	42.5%	148,204	43.7%
BBB+, BBB, BBB-	143,295	43.7%	148,672	43.9%
BB+ or lower	10,700	3.3%	10,853	3.2%
Total non-U.S. dollar denominated corporate bonds	$327,741	100.0%	$338,712	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies at March 31, 2019 and December 31, 2018, respectively.
Other Balance Sheet Changes
The following table summarizes the Company's other material balance sheet changes at March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019	December 31, 2018	Change	Change %
Deferred commission and other acquisition expenses	$161,976	$388,442	$(226,466)	(58.3)%
Funds withheld receivable	652,087	27,039	625,048	2,311.7%
Unearned premiums	455,175	1,200,419	(745,244)	(62.1)%
Reinsurance balances payable	117,943	52,594	65,349	124.3%
The lower amount of deferred commission and other acquisition expenses and unearned premiums as at March 31, 2019 compared to December 31, 2018 was due to the decline in business underwritten by the Company during the three months ended March 31, 2019. The decline in business was primarily within the AmTrust Reinsurance segment due to the Partial Termination Amendment and the terminations of the remaining business under both quota share contracts with AmTrust as of January 1, 2019. In addition, the Diversified Reinsurance Segment experienced lower premiums written due to non-renewals in the European Capital Solutions business and decreases in the premium written produced by the IIS business.
Funds withheld receivable increased by $625.0 million due to the conversion of a portion of the existing trust accounts used for collateral on the AmTrust Quota Share into a funds withheld arrangement and the establishment of a funds withheld arrangement on the AIU DAC portion of the European Hospital Liability Quota Share, which are a permitted collateral option under each respective agreement, during the three months ended March 31, 2019. Reinsurance balances payable increased by $65.3 million as a result of the recent quota share terminations with AmTrust which is being run-off with no further written premiums effective January 1, 2019.
Capital Resources
Capital resources consist of funds deployed in support of our operations. In the three months ended March 31, 2019, our total capital resources increased by $30.0 million, or 3.7% compared to December 31, 2018 due to the favorable movement in unrealized gains on our investment portfolio partly offset by a net loss attributable to common shareholders. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months. The following table shows the movement in total capital resources at March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019	December 31, 2018	Change	Change %
Preference shares	$465,000	$465,000	$—	—%
Common shareholders' equity	119,289	89,275	30,014	33.6%
Total Maiden shareholders' equity	584,289	554,275	30,014	5.4%
Senior Notes - principal amount	262,500	262,500	—	—%
Total capital resources	$846,789	$816,775	$30,014	3.7%
The major factors contributing to the net increase in capital resources were as follows:
Maiden shareholders' equity
Total shareholders' equity at March 31, 2019 increased by $30.0 million, or 5.4%, compared to December 31, 2018 primarily due to the following factors:

•
net increase in AOCI of $65.4 million which arose due to: 1) an increase in net unrealized gains on investment of $61.5 million resulting from the net increase in the fair value of our investment portfolio relating to market price movements due to declining interest rates during the three months ended March 31, 2019; and 2) an increase in cumulative translation adjustments of $3.9 million due to the effect of the recent depreciation of the euro and British pound relative to the original currencies on our non-U.S. dollar net liabilities (excluding non-U.S. dollar denominated AFS fixed maturities);

•	net increase in share based transactions of $1.2 million; and partly offset by

•	net loss attributable to Maiden of $36.6 million. Please see "Results of Operations" on page 39 for a discussion of the Company’s net loss for the three months ended March 31, 2019.
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the three months ended March 31, 2019, the Company did not repurchase any common shares under its share repurchase authorization. At March 31, 2019, the Company has a remaining authorization of $74.2 million for share repurchases.
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 12. Shareholders' Equity" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the equity instruments issued by the Company at March 31, 2019 and December 31, 2018.
Senior Notes
There were no changes in the Company’s Senior Notes at March 31, 2019 compared to December 31, 2018 and the Company did not enter into any short-term borrowing arrangements during the three months ended March 31, 2019. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes.
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
Financial Strength Ratings
In February 2019, we requested from A.M. Best to withdraw our financial strength rating. On February 28, 2019, A.M. Best approved the withdrawal with a final rating as "B++" (Good) with negative outlook and implications as previously disclosed in the "Financial Strength Ratings" of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Aggregate Contractual Obligations
In the normal course of business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. As a result of the adoption of Topic 842 accounting standard for leases on January 1, 2019, the Company’s contractual operating lease obligations have been capitalized at the net present value of future lease payments on the Company's Condensed Consolidated Balance Sheet at March 31, 2019. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 10. Commitments and Contingencies" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s

Operating Lease Obligations. There are no other material changes from what was disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Australian dollar, the Canadian dollar and the Swedish krona. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely affected. At March 31, 2019, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange gains amounted to $0.7 million during the three months ended March 31, 2019, compared to net foreign exchange losses of $2.4 million for the same period in 2018.
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
Off-Balance Sheet Arrangements
At March 31, 2019, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At March 31, 2019, we had AFS fixed maturity securities with a fair value of $3.1 billion that are subject to interest rate risk.
The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities at March 31, 2019 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of AOCI. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of our AFS fixed maturity securities and on our shareholders’ equity at March 31, 2019:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$2,843,335	$(288,599)	(49.4)%
100 basis point increase	2,987,641	(144,293)	(24.7)%
No change	3,131,934	—	—%
100 basis point decrease	3,271,483	139,549	23.9%
200 basis point decrease	3,403,629	271,695	46.5%
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
Counterparty Credit Risk
The concentrations of the Company’s counterparty credit risk exposures have not changed materially compared to December 31, 2018. The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments at March 31, 2019 and December 31, 2018:

Ratings(1)	March 31, 2019	December 31, 2018
AA+ or better	42.6%	46.3%
AA, AA-, A+, A, A-	34.1%	31.4%
BBB+, BBB, BBB-	21.7%	21.0%
BB+ or lower	1.6%	1.3%
	100.0%	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At March 31, 2019, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government and agencies which are rated AA+ (please see "Liquidity and Capital Resources - Investments" on page 49), with the largest corporate issuer and the top 10 corporate issuers accounting for only 0.7% and 5.7% of the Company’s total fixed income securities, respectively.
The Company is subject to the credit risk of its cedants in the event of their insolvency or their failure to honor the value of the funds withheld balances due to the Company for any other reason. However, the Company’s credit risk in some jurisdictions is mitigated by a mandatory right of offset of amounts payable by the Company to a cedant against amounts due to the Company. In certain other jurisdictions, the Company is able to mitigate this risk, depending on the nature of the funds withheld arrangements, to the extent that the Company has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to cedants for losses payable and other amounts contractually due. Funds withheld balances for which the Company receives an investment return based upon either the results of a pool of assets held by the cedant or the investment return earned by the cedant on its investment portfolio are exposed to an additional layer of credit risk.
On January 11, 2019, a portion of the existing trust accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred cash and investments of $575.0 million to AmTrust as a funds withheld receivable which bears an interest rate of 3.5%, subject to annual adjustment. At March 31, 2019, the balance of funds withheld was $575.0 million and the accrued interest was $4.4 million. Also, in January 2019, AIU DAC requested that Maiden Bermuda provide collateral to secure its proportional share under the European Hospital Liability Quota Share agreement. Accordingly, Maiden Bermuda transferred cash of €45.1 million ($51.2 million) to AIU DAC as a funds withheld receivable. AIU DAC will pay Maiden a fixed annual interest rate of 0.50%, on the average daily Funds Withheld balance, commencing on January 24, 2019, subject to annual adjustment. At March 31, 2019, the balance of funds withheld was €45.1 million ($50.6 million) and the accrued interest was $0.1 million. We are subject to the credit risk that AII and/or AmTrust will fail to reimburse Maiden Bermuda for these funds that AmTrust’s U.S. insurance company subsidiaries retain and the income on those assets.
The Company also has exposure to credit risk as it relates to its reinsurance balances receivable. Reinsurance balances receivable from the Company’s clients at March 31, 2019 were $72.9 million, including balances both currently due and accrued. We are also subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay the principal pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets.
The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable and funds withheld from losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at March 31, 2019.
Foreign Currency Risk
The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies.
We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At March 31, 2019, no hedging instruments have been entered into. Our principal foreign currency exposure is to the euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $18.7 million and $37.4 million, respectively.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 10. Commitments and Contingencies" for an update on legal matters. Except as disclosed above, there are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our 2018 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Items 2. (a) and (b) are not applicable.
2. (c) Share Repurchases
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. There were no share repurchases made during the three months ended March 31, 2019 under the share repurchase authorization.

For the Three Months Ended March 31, 2019	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Dollar amount still available under trading plan
				($ in thousands)
January 1, 2019 - January 31, 2019	—	—	—	$74,245
February 1, 2019 - February 28, 2019	182	$1.48	—	$74,245
March 1, 2019 - March 31, 2019	—	—	—	$74,245
Total	182	$1.48	—	$74,245
Subsequent to the three months ended March 31, 2019 and through the period ended May 10, 2019, the Company repurchased an additional 23,038 common shares which represent withholdings in respect of tax obligations on the vesting of performance based shares.
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

MAIDEN HOLDINGS, LTD.
By:
May 10, 2019		/s/ Lawrence F. Metz
Lawrence F. Metz President and Chief Executive Officer

/s/ Patrick J. Haveron
Patrick J. Haveron Chief Financial Officer

/s/ Michael J. Tait
Michael J. Tait Chief Accounting Officer