Form 10-Q
period 2019-06-30
Maiden Holdings, Ltd.
filed 2019-08-09
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File No. 001-34042
MAIDEN HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0570192
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
94 Pitts Bay Road
Pembroke
Bermuda	HM08
(Address of principal executive offices)	(Zip Code)
(441) 298-4900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common Shares, par value $0.01 per share	MHLD	NASDAQ Global Select Market
Series A Preference Shares, par value $0.01 per share	MH.PA	New York Stock Exchange
Series C Preference Shares, par value $0.01 per share	MH.PC	New York Stock Exchange
Series D Preference Shares, par value $0.01 per share	MH.PD	New York Stock Exchange
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
Yes ☐ No ☒
As of July 31, 2019, the number of the Registrant's Common Stock ($.01 par value) outstanding was 83,066,135.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2019 - $2,942,207; 2018 - $3,109,980)	$2,971,598	$3,051,568
Fixed maturities, held-to-maturity, at amortized cost (fair value 2018 - $998,012)	—	1,015,681
Other investments, at fair value	28,431	23,716
Total investments	3,000,029	4,090,965
Cash and cash equivalents	82,465	200,841
Restricted cash and cash equivalents	381,698	130,148
Accrued investment income	22,279	27,824
Reinsurance balances receivable, net (includes $46,936 and $38,278 from related parties in 2019 and 2018, respectively)	67,625	67,308
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $101,326 and $370,037 from related parties in 2019 and 2018, respectively)	113,630	388,442
Funds withheld receivable (includes $633,123 from related parties in 2019)	681,272	27,039
Other assets	15,574	12,443
Assets held for sale	66,009	174,475
Total assets	$4,598,556	$5,287,460
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $2,944,613 and $2,950,388 from related parties in 2019 and 2018, respectively)	$3,051,265	$3,055,976
Unearned premiums (includes $280,170 and $1,135,913 from related parties in 2019 and 2018, respectively)	322,166	1,200,419
Liability for investments purchased	298,939	—
Accrued expenses and other liabilities	14,805	65,494
Senior notes - principal amount	262,500	262,500
Less: unamortized debt issuance costs	7,700	7,806
Senior notes, net	254,800	254,694
Liabilities held for sale	66,009	155,961
Total liabilities	4,007,984	4,732,544
Commitments and Contingencies
EQUITY
Preference shares	465,000	465,000
Common shares ($0.01 par value; 88,079,315 and 87,938,537 shares issued in 2019 and 2018, respectively; 83,066,135 and 82,948,577 shares outstanding in 2019 and 2018, respectively)	881	879
Additional paid-in capital	751,007	749,418
Accumulated other comprehensive income (loss)	21,152	(65,616)
Accumulated deficit	(615,940)	(563,891)
Treasury shares, at cost (5,013,180 and 4,989,960 shares in 2019 and 2018, respectively)	(31,528)	(31,515)
Total Maiden shareholders’ equity	590,572	554,275
Noncontrolling interests in subsidiaries	—	641
Total equity	590,572	554,916
Total liabilities and equity	$4,598,556	$5,287,460
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Gross premiums written	$2,117	$521,526	$(559,022)	$1,144,854
Net premiums written	$(409)	$521,028	$(561,939)	$1,143,679
Change in unearned premiums	134,395	(16,640)	879,027	(122,478)
Net premiums earned	133,986	504,388	317,088	1,021,201
Other insurance revenue	754	2,033	1,504	5,759
Net investment income	31,122	34,260	63,144	67,129
Net realized gains (losses) on investment	24,086	(414)	12,985	(57)
Total revenues	189,948	540,267	394,721	1,094,032
Expenses
Net loss and loss adjustment expenses	121,561	370,001	274,250	723,207
Commission and other acquisition expenses	49,656	162,780	119,273	329,408
General and administrative expenses	12,849	14,860	28,788	30,531
Interest and amortization expenses	4,830	4,829	9,659	9,658
Foreign exchange and other gains	(1,207)	(4,821)	(6,186)	(2,414)
Total expenses	187,689	547,649	425,784	1,090,390
Income (loss) from continuing operations before income taxes	2,259	(7,382)	(31,063)	3,642
Less: income tax benefit	(1,026)	(1,847)	(1,064)	(3,171)
Net income (loss) from continuing operations	3,285	(5,535)	(29,999)	6,813
(Loss) income from discontinued operations, net of income tax	(18,698)	8,215	(22,050)	18,210
Net (loss) income	(15,413)	2,680	(52,049)	25,023
Net income from continuing operations attributable to noncontrolling interests	—	(47)	—	(118)
Net (loss) income attributable to Maiden	(15,413)	2,633	(52,049)	24,905
Dividends on preference shares	—	(8,546)	—	(17,091)
Net (loss) income attributable to Maiden common shareholders	$(15,413)	$(5,913)	$(52,049)	$7,814
Basic and diluted earnings (loss) from continuing operations per share attributable to Maiden common shareholders	$0.04	$(0.17)	$(0.36)	$(0.13)
Basic and diluted (loss) earnings from discontinued operations per share attributable to Maiden common shareholders	(0.23)	0.10	(0.27)	0.22
Basic and diluted (loss) earnings per share attributable to Maiden common shareholders	$(0.19)	$(0.07)	$(0.63)	$0.09
Weighted average number of common shares - basic	83,058,123	83,126,204	83,008,888	83,083,545
Adjusted weighted average number of common shares and assumed conversions - diluted	83,075,156	83,126,204	83,008,888	83,083,545

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(15,413)	$2,680	$(52,049)	$25,023
Other comprehensive income (loss)
Net unrealized holdings gains (losses) on available-for-sale fixed maturities arising during period	43,018	(50,425)	92,048	(117,268)
Adjustment for reclassification of net realized (gains) losses recognized in net (loss) income	(15,415)	745	(2,927)	(745)
Foreign currency translation adjustment	(6,192)	15,605	(2,194)	7,665
Other comprehensive income (loss), before tax	21,411	(34,075)	86,927	(110,348)
Income tax (expense) benefit related to components of other comprehensive income (loss)	(39)	2	(81)	17
Other comprehensive income (loss), after tax	21,372	(34,073)	86,846	(110,331)
Comprehensive income (loss)	5,959	(31,393)	34,797	(85,308)
Net income attributable to noncontrolling interests	—	(47)	—	(118)
Other comprehensive loss (income) attributable to noncontrolling interests	—	29	(78)	18
Comprehensive income attributable to noncontrolling interests	—	(18)	(78)	(100)
Comprehensive income (loss) attributable to Maiden	$5,959	$(31,411)	$34,719	$(85,408)
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Preference shares - Series A, C and D
Beginning balance	$465,000	$465,000	$465,000	$465,000
Ending balance	465,000	465,000	465,000	465,000
Common shares
Beginning balance	881	879	879	877
Exercise of options and issuance of shares	—	—	2	2
Ending balance	881	879	881	879
Additional paid-in capital
Beginning balance	750,670	749,054	749,418	748,113
Exercise of options and issuance of common shares	—	—	(2)	(2)
Share-based compensation expense	337	265	1,591	1,208
Ending balance	751,007	749,319	751,007	749,319
Accumulated other comprehensive loss
Beginning balance	(220)	(62,915)	(65,616)	13,354
Change in net unrealized gains (losses) on investment	27,564	(49,678)	89,040	(117,996)
Foreign currency translation adjustment	(6,192)	15,634	(2,272)	7,683
Ending balance	21,152	(96,959)	21,152	(96,959)
(Accumulated deficit) retained earnings
Beginning balance	(600,527)	36,727	(563,891)	35,472
Net (loss) income attributable to Maiden	(15,413)	2,633	(52,049)	24,905
Dividends on preference shares	—	(8,546)	—	(17,091)
Dividends on common shares	—	(12,476)	—	(24,948)
Ending balance	(615,940)	18,338	(615,940)	18,338
Treasury shares
Beginning balance	(31,515)	(30,835)	(31,515)	(30,642)
Shares repurchased	(13)	—	(13)	(193)
Ending balance	(31,528)	(30,835)	(31,528)	(30,835)
Noncontrolling interests in subsidiaries
Beginning balance	—	534	641	452
Disposal of subsidiaries	—	—	(719)	—
Net income attributable to noncontrolling interests	—	47	—	118
Foreign currency translation adjustment	—	(29)	78	(18)
Ending balance	—	552	—	552
Total equity	$590,572	$1,106,294	$590,572	$1,106,294
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Six Months Ended June 30,	2019	2018
Cash flows from operating activities
Net (loss) income	$(52,049)	$25,023
Less: net loss (income) from discontinued operations	22,050	(18,210)
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation, amortization and share-based compensation	4,388	3,183
Net realized (gains) losses on investment	(12,985)	57
Foreign exchange and other gains	(6,186)	(2,414)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(1,191)	(103,065)
Accrued investment income	5,526	270
Deferred commission and other acquisition expenses	136,686	(34,106)
Funds withheld receivable	(81,649)	3,399
Other assets	(8,032)	(2,770)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(833)	167,602
Unearned premiums	(459,179)	108,662
Accrued expenses and other liabilities	(48,371)	(12,929)
Net cash (used in) provided by continuing operations	(501,825)	134,702
Net cash used in discontinued operations	(1,832)	(78,598)
Net cash (used in) provided by operating activities	(503,657)	56,104
Cash flows from investing activities:
Purchases of fixed-maturities – available-for-sale	(395,640)	(441,953)
Purchases of other investments	(5,290)	—
Proceeds from sales of fixed-maturities – available-for-sale	709,615	116,555
Proceeds from maturities, paydowns and calls of fixed maturities	324,480	250,833
Proceeds from sale and redemption of other investments	580	1,022
Other, net	3,276	(2,041)
Net cash provided by (used in) investing activities for continuing operations	637,021	(75,584)
Net cash (used in) provided by investing activities for discontinued operations	(6,113)	97,784
Net cash provided by investing activities	630,908	22,200
Cash flows from financing activities:
Repurchase of common shares	(13)	(193)
Dividends paid – Maiden common shareholders	—	(24,924)
Dividends paid – preference shares	—	(17,091)
Net cash used in financing activities	(13)	(42,208)
Effect of exchange rate changes on foreign currency cash, restricted cash and equivalents	(177)	(820)
Net increase in cash, restricted cash and cash equivalents	127,061	35,276
Cash, restricted cash and cash equivalents, beginning of period	337,102	191,503
Cash, restricted cash and cash equivalents, end of period	464,163	226,779
Less: cash, restricted cash and equivalents of discontinued operations, end of period	—	(44,158)
Cash, restricted cash and cash equivalents of continuing operations, end of period	$464,163	$182,621
Reconciliation of cash & restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$82,465	$52,362
Restricted cash and cash equivalents, end of period	381,698	130,259
Total cash, restricted cash and cash equivalents, end of period	$464,163	$182,621
Non-cash investing activities
Investments transferred out related to Partial Termination Amendment	$280,670	$—
Investments transferred out related to funds withheld arrangement with AmTrust	571,396	—
Investments transferred out related to discontinued operations	65,400	—
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Maiden Holdings, Ltd. ("Maiden Holdings") and its subsidiaries (the "Company" or "Maiden"). They have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All significant intercompany transactions and accounts have been eliminated.
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
These unaudited Condensed Consolidated Financial Statements, including these notes, should be read in conjunction with the Company's audited Consolidated Financial Statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Results of operations for prior year comparatives have been reclassified for 2018 to conform to the 2019 presentation due to discontinued operations as discussed below. The effect of these reclassifications had no impact on previously reported shareholders' equity or net income.
Strategic Review
Maiden Holdings's Board of Directors initiated a review of strategic alternatives ("Strategic Review") in the first quarter of 2018 to evaluate ways to increase shareholder value as a result of continuing significant operating losses and lower returns on equity than planned.
In addition, as of December 31, 2018, the Company and its subsidiary Maiden Reinsurance Ltd. ("Maiden Bermuda") failed to meet their requirements to hold sufficient capital to cover their respective enhanced capital requirements (“ECR”). The Company had communicated such conditions to the Bermuda Monetary Authority ("BMA") and is following the guidelines of a reportable “event” as stipulated by Bermuda insurance law.
As part of both the Strategic Review and the remediation measures implemented to cure the breach of the ECR, a series of transactions were entered into, including: (1) completed the sale of Maiden Reinsurance North America, Inc. ("Maiden US") on December 27, 2018; (2) Maiden Bermuda's shareholders, Maiden Holdings and Maiden Holdings North America, Ltd. ("Maiden NA"), made capital injections of $125,000 on December 31, 2018 and $70,000 on January 18, 2019 to Maiden Bermuda from the sale proceeds of Maiden US; (3) entered into a partial termination amendment ("Partial Termination Amendment") with AmTrust Financial Services Inc. ("AmTrust") effective January 1, 2019 which amended the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Bermuda and AmTrust’s wholly owned subsidiary AmTrust International Insurance, Ltd. (“AII”) (as more fully described in Note 8); (4) entered into amendments which terminated the AmTrust Quota Share and the European hospital liability quota share reinsurance contract (“European Hospital Liability Quota Share”) with AmTrust’s wholly owned subsidiaries AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC") effective January 1, 2019; (5) entered into the loss portfolio and adverse development cover agreement with Enstar Group Limited ("Enstar") pursuant to the revised Master Transaction Agreement entered into on March 1, 2019 ("LPT/ADC MTA"); and (6) entered into a Commutation and Release Agreement with AmTrust to commute certain workers' compensation business with AII as of January 1, 2019.
As a result of the completion of these steps on July 31, 2019, both the Company and Maiden Bermuda have sufficient capital in excess of the respective ECR requirements. The relevant solvency ratios are expected to continue to improve throughout the remainder of 2019. Please refer to "Note 13. Subsequent Events" for additional details regarding the loss portfolio transfer and adverse development cover agreement ("LPT/ADC Agreement") with Enstar and the Commutation and Release Agreement with AmTrust.
Discontinued Operations
As part of the Strategic Review initiated by the Company's Board of Directors during 2018, the Company made the strategic decision to divest its U.S. treaty reinsurance operations which was completed on December 27, 2018. Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations except for net loss, net loss attributable to Maiden and net loss attributable to Maiden common shareholders.
Sale of U.S. Treaty Reinsurance Operations
The sale of the U.S. treaty reinsurance business occurred in two parts as described below:
(a) On August 29, 2018, the Company entered into a Renewal Rights Agreement ("Renewal Rights") with Transatlantic Reinsurance Company ("TransRe"), pursuant to which the Company sold, and TransRe purchased, Maiden US's rights to: (i) renew Maiden US’s treaty reinsurance agreements upon their expiration or cancellation, (ii) solicit renewals of and replacement coverages for the treaty reinsurance agreements and (iii) replicate and use the products and contract forms used in Maiden US’s business. The sale was consummated on August 29, 2018. The Company continues to earn premiums and remain liable for losses occurring subsequent to August 29, 2018 for any policies in force prior to and as of August 29, 2018, until those policies expire.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

1. Basis of Presentation (continued)
The payment received for the sale of the Renewal Rights was $7,500 subject to potential additional amounts payable in the future in accordance with the agreement, however no additional amounts to the fee have been recognized to date.
(b) On December 27, 2018, the Company completed its sale agreement ("U.S. Sale Agreement") with Enstar Holdings (US) LLC ("Enstar Holdings"), pursuant to which Maiden NA sold Maiden US to Enstar Holdings. Pursuant to and subject to the terms of the U.S. Sale Agreement: Maiden NA sold, and Enstar Holdings purchased, all of the outstanding shares of common stock of Maiden US (“Maiden US Sale”) for gross consideration of $286,375; (ii) Cavello Bay Reinsurance Limited ("Cavello"), Enstar’s Bermuda reinsurance affiliate, and Maiden Bermuda entered into an agreement pursuant to which certain quota share reinsurance contracts between Maiden US and Maiden Bermuda were novated to Cavello for a ceding commission paid by Maiden Bermuda of $12,250; (iii) Cavello and Maiden Bermuda also entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Bermuda were retroceded to Cavello in exchange for a $1,750 ceding commission; and (iv) Maiden Bermuda provided Enstar with a reinsurance cover for loss reserve development, up to a maximum of $25,000, when losses are more than $100,000 in excess of the net loss and loss adjustment expenses recorded as of June 30, 2018, for no additional consideration.
Please refer to "Note 13. Subsequent Events" for further details regarding the subsequent Settlement and Commutation Agreement and related ancillary agreements entered into by Maiden and Enstar affecting the terms of the U.S. Sale Agreement discussed above.
The Company determined that the sale of the U.S. treaty reinsurance operations represented a strategic shift that has a major effect on its ongoing operations and financial results and that all of the held for sale criteria have been met. Accordingly, all transactions related to the U.S. treaty reinsurance operations have been reported and presented as part of discontinued operations. Please refer to "Note 6. Discontinued Operations" for additional information regarding the effect of the reclassifications on the Company's Condensed Consolidated Financial Statements.
Segments
As a result of the strategic decision to divest all of the Company's U.S. treaty reinsurance operations noted above, the Company revised the composition of its reportable segments. As described in more detail under “Note 3. Segment Information”, the reportable segments include: (i) Diversified Reinsurance which consists of a portfolio of property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe; and (ii) AmTrust Reinsurance which includes all business ceded to Maiden Bermuda from subsidiaries of AmTrust. In addition to these reportable segments, the results of operations of the former National General Holdings Corporation Quota Share ("NGHC Quota Share") segment is included in the "Other" category. The prior periods presented herein have been reclassified to conform to this new presentation.
2. Significant Accounting Policies
There have been no material changes to the significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 except for the following:
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
Please refer to "Note 10. Commitments and Contingencies a) Operating Lease Commitments" for further disclosures regarding the impact of the adoption of Topic 842 in 2019.
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08 to amend the amortization period for certain purchased callable debt securities held at a premium. Current U.S. GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings.The amendments in ASU 2017-08 affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. The amendments shorten the amortization period for certain callable debt securities held at a premium and require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. An entity should apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle.
The Company holds a number of fixed maturities with callable features on its Condensed Consolidated Balance Sheets and this includes certain securities that have been purchased at a premium that are being amortized to their contractual maturity dates. The Company has always handled the amortization of any premiums by amortizing to the earliest effective maturity; therefore, the adoption of this guidance on January 1, 2019 did not have any impact on its Condensed Consolidated Financial Statements.

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
As discussed in "Note 1. Basis of Presentation" and "Note 8. Related Party Transactions", the Partial Termination Amendment and the termination of the remaining business with AmTrust effective January 1, 2019 resulted in a significant reduction in gross premiums written. This was due to the return of unearned premium on certain lines covered by the Partial Termination Agreement, with no new business written in 2019 due to the termination of the remaining business within the AmTrust Quota Share and the European Hospital Liability Quota Share. The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net (loss) income from continuing operations:

For the Three Months Ended June 30, 2019	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$11,244	$(9,127)	$—	$2,117
Net premiums written	$8,718	$(9,127)	$—	$(409)
Net premiums earned	$22,472	$111,514	$—	$133,986
Other insurance revenue	754	—	—	754
Net loss and loss adjustment expenses ("loss and LAE")	(12,497)	(109,088)	24	(121,561)
Commission and other acquisition expenses	(8,147)	(41,509)	—	(49,656)
General and administrative expenses	(2,092)	(562)	—	(2,654)
Underwriting income (loss)	$490	$(39,645)	$24	(39,131)
Reconciliation to net income from continuing operations
Net investment income and realized gains on investment				55,208
Interest and amortization expenses				(4,830)
Foreign exchange and other gains				1,207
Other general and administrative expenses				(10,195)
Income tax benefit				1,026
Net income from continuing operations				$3,285

Net loss and LAE ratio(1)	53.8%	97.8%		90.2%
Commission and other acquisition expense ratio(2)	35.1%	37.2%		36.9%
General and administrative expense ratio(3)	9.0%	0.5%		9.5%
Expense ratio(4)	44.1%	37.7%		46.4%
Combined ratio(5)	97.9%	135.5%		136.6%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Three Months Ended June 30, 2018	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$30,041	$491,485	$—	$521,526
Net premiums written	$29,717	$491,311	$—	$521,028
Net premiums earned	$28,539	$475,849	$—	$504,388
Other insurance revenue	2,033	—	—	2,033
Net loss and LAE	(16,165)	(353,836)	—	(370,001)
Commission and other acquisition expenses	(9,988)	(152,792)	—	(162,780)
General and administrative expenses	(4,593)	(1,082)	—	(5,675)
Underwriting loss	$(174)	$(31,861)	$—	(32,035)
Reconciliation to net loss from continuing operations
Net investment income and realized losses on investment				33,846
Interest and amortization expenses				(4,829)
Foreign exchange gains				4,821
Other general and administrative expenses				(9,185)
Income tax benefit				1,847
Net loss from continuing operations				$(5,535)

Net loss and LAE ratio(1)	52.9%	74.4%		73.1%
Commission and other acquisition expense ratio(2)	32.7%	32.1%		32.1%
General and administrative expense ratio(3)	15.0%	0.2%		2.9%
Expense ratio(4)	47.7%	32.3%		35.0%
Combined ratio(5)	100.6%	106.7%		108.1%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Six Months Ended June 30, 2019	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$26,582	$(585,604)	$—	$(559,022)
Net premiums written	$23,665	$(585,604)	$—	$(561,939)
Net premiums earned	$47,764	$269,324	$—	$317,088
Other insurance revenue	1,504	—	—	1,504
Net loss and LAE	(26,888)	(247,158)	(204)	(274,250)
Commission and other acquisition expenses	(17,408)	(101,865)	—	(119,273)
General and administrative expenses	(5,123)	(1,828)	—	(6,951)
Underwriting loss	$(151)	$(81,527)	$(204)	(81,882)
Reconciliation to net loss from continuing operations
Net investment income and realized gains on investment				76,129
Interest and amortization expenses				(9,659)
Foreign exchange and other gains				6,186
Other general and administrative expenses				(21,837)
Income tax benefit				1,064
Net loss from continuing operations				$(29,999)

Net loss and LAE ratio(1)	54.6%	91.8%		86.1%
Commission and other acquisition expense ratio(2)	35.3%	37.8%		37.5%
General and administrative expense ratio(3)	10.4%	0.7%		9.0%
Expense ratio(4)	45.7%	38.5%		46.5%
Combined ratio(5)	100.3%	130.3%		132.6%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Six Months Ended June 30, 2018	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$79,441	$1,065,413	$—	$1,144,854
Net premiums written	$77,988	$1,065,691	$—	$1,143,679
Net premiums earned	$54,054	$967,147	$—	$1,021,201
Other insurance revenue	5,759	—	—	5,759
Net loss and LAE	(32,064)	(691,143)	—	(723,207)
Commission and other acquisition expenses	(19,300)	(310,108)	—	(329,408)
General and administrative expenses	(9,074)	(2,002)	—	(11,076)
Underwriting loss	$(625)	$(36,106)	$—	(36,731)
Reconciliation to net income from continuing operations
Net investment income and realized losses on investment				67,072
Interest and amortization expenses				(9,658)
Foreign exchange gains				2,414
Other general and administrative expenses				(19,455)
Income tax benefit				3,171
Net income from continuing operations				$6,813

Net loss and LAE ratio(1)	53.6%	71.4%		70.4%
Commission and other acquisition expense ratio(2)	32.2%	32.1%		32.1%
General and administrative expense ratio(3)	15.2%	0.2%		3.0%
Expense ratio(4)	47.4%	32.3%		35.1%
Combined ratio(5)	101.0%	103.7%		105.5%

(1)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(2)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by adding together the commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Calculated by adding together net loss and LAE ratio and the expense ratio.
The following tables summarize the financial position of our reportable segments including the reconciliation to our consolidated assets at June 30, 2019 and December 31, 2018:

June 30, 2019	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$180,370	$3,720,416	$3,900,786
Corporate assets	—	—	631,761
Assets held for sale	—	—	66,009
Total Assets	$180,370	$3,720,416	$4,598,556

December 31, 2018	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$190,437	$4,495,740	$4,686,177
Corporate assets	—	—	426,808
Assets held for sale	—	—	174,475
Total Assets	$190,437	$4,495,740	$5,287,460

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)
The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the three and six months ended June 30, 2019 and 2018:

For the Three Months Ended June 30,	2019	2018
Net premiums written	Total	Total
Diversified Reinsurance
International	$8,718	$29,717
Total Diversified Reinsurance	8,718	29,717
AmTrust Reinsurance
Small Commercial Business	5,515	279,486
Specialty Program	(16,031)	103,196
Specialty Risk and Extended Warranty	1,389	108,629
Total AmTrust Reinsurance	(9,127)	491,311
Total Net Premiums Written	$(409)	$521,028

For the Six Months Ended June 30,	2019	2018
Net premiums written	Total	Total
Diversified Reinsurance
International	$23,665	$77,947
Other	—	41
Total Diversified Reinsurance	23,665	77,988
AmTrust Reinsurance
Small Commercial Business	(337,166)	647,240
Specialty Program	(28,639)	192,327
Specialty Risk and Extended Warranty	(219,799)	226,124
Total AmTrust Reinsurance	(585,604)	1,065,691
Total Net Premiums Written	$(561,939)	$1,143,679
The following tables set forth financial information relating to net premiums earned by major line of business and reportable segment for the three and six months ended June 30, 2019 and 2018:

For the Three Months Ended June 30,	2019	2018
Net premiums earned	Total	Total
Diversified Reinsurance
International	$22,472	$28,539
Other	—	—
Total Diversified Reinsurance	22,472	28,539
AmTrust Reinsurance
Small Commercial Business	23,283	293,514
Specialty Program	30,326	96,739
Specialty Risk and Extended Warranty	57,905	85,596
Total AmTrust Reinsurance	111,514	475,849
Total Net Premiums Earned	$133,986	$504,388

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Six Months Ended June 30,	2019	2018
Net premiums earned	Total	Total
Diversified Reinsurance
International	$47,764	$54,013
Other	—	41
Total Diversified Reinsurance	47,764	54,054
AmTrust Reinsurance
Small Commercial Business	62,738	609,223
Specialty Program	106,547	185,233
Specialty Risk and Extended Warranty	100,039	172,691
Total AmTrust Reinsurance	269,324	967,147
Total Net Premiums Earned	$317,088	$1,021,201

4. Investments

a)	Fixed Maturities
The original or amortized cost, estimated fair value and gross unrealized gains and losses of fixed maturities at June 30, 2019 and December 31, 2018 are as follows:

June 30, 2019	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$365,953	$1,153	$(3)	$367,103
U.S. agency bonds – mortgage-backed	950,301	9,299	(3,203)	956,397
U.S. agency bonds – other	51,875	4	(1)	51,878
Non-U.S. government and supranational bonds	29,321	313	(298)	29,336
Asset-backed securities	220,938	681	(553)	221,066
Corporate bonds	1,310,870	37,115	(15,258)	1,332,727
Municipal bonds	12,949	142	—	13,091
Total fixed maturity investments	$2,942,207	$48,707	$(19,316)	$2,971,598

December 31, 2018	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$138,625	$448	$(1)	$139,072
U.S. agency bonds – mortgage-backed	1,485,716	3,491	(36,073)	1,453,134
U.S. agency bonds – other	129,741	40	(548)	129,233
Non-U.S. government and supranational bonds	11,212	66	(1,206)	10,072
Asset-backed securities	216,072	425	(1,415)	215,082
Corporate bonds	1,128,614	6,525	(30,164)	1,104,975
Total AFS fixed maturities	3,109,980	10,995	(69,407)	3,051,568
HTM fixed maturities:
Corporate bonds	957,845	3,872	(20,990)	940,727
Municipal bonds	57,836	—	(551)	57,285
Total HTM fixed maturities	1,015,681	3,872	(21,541)	998,012
Total fixed maturity investments	$4,125,661	$14,867	$(90,948)	$4,049,580

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

June 30, 2019	Amortized cost	Fair value
Maturity
Due in one year or less	$403,428	$402,136
Due after one year through five years	791,633	798,539
Due after five years through ten years	575,907	593,460
	1,770,968	1,794,135
U.S. agency bonds – mortgage-backed	950,301	956,397
Asset-backed securities	220,938	221,066
Total fixed maturities	$2,942,207	$2,971,598

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2019	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. treasury bonds	$249,954	$(3)	$—	$—	$249,954	$(3)
U.S. agency bonds – mortgage-backed	10,461	(52)	281,302	(3,151)	291,763	(3,203)
U.S. agency bonds – other	49,988	(1)	—	—	49,988	(1)
Non-U.S. government and supranational bonds	14,126	(181)	7,789	(117)	21,915	(298)
Asset-backed securities	83,560	(419)	9,266	(134)	92,826	(553)
Corporate bonds	26,221	(530)	214,237	(14,728)	240,458	(15,258)
Total temporarily impaired fixed maturities	$434,310	$(1,186)	$512,594	$(18,130)	$946,904	$(19,316)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)
At June 30, 2019, there were approximately 131 securities in an unrealized loss position with a fair value of $946,904 and unrealized losses of $19,316. Of these securities, there were 84 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $512,594 and unrealized losses of $18,130.

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
Other-than-temporarily impaired ("OTTI")
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At June 30, 2019, we have determined that the unrealized losses on fixed maturities were primarily due to interest rates rising as well as the impact of foreign exchange rate changes on certain foreign currency denominated AFS fixed maturities since their date of purchase. All fixed maturity securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed maturity securities that the Company does not plan to sell and for which the Company is not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed maturity portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed maturity securities. We continually monitor the credit quality of our fixed maturity investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. Therefore, there were no OTTI losses recognized in earnings on the fixed maturity portfolio in the three and six months ended June 30, 2019 and June 30, 2018, respectively.
The following summarizes the credit ratings of our fixed maturities:

Ratings(1) at June 30, 2019	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$365,953	$367,103	12.4%
U.S. agency bonds	1,002,176	1,008,275	33.9%
AAA	117,628	117,891	4.0%
AA+, AA, AA-	154,929	156,037	5.2%
A+, A, A-	784,152	800,009	26.9%
BBB+, BBB, BBB-	491,469	496,589	16.7%
BB+ or lower	25,900	25,694	0.9%
Total fixed maturities	$2,942,207	$2,971,598	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

Ratings(1) at December 31, 2018	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$138,625	$139,072	3.4%
U.S. agency bonds	1,615,457	1,582,367	39.1%
AAA	137,172	135,119	3.3%
AA+, AA, AA-	183,142	178,674	4.4%
A+, A, A-	1,132,993	1,113,710	27.5%
BBB+, BBB, BBB-	866,043	848,348	21.0%
BB+ or lower	52,229	52,290	1.3%
Total fixed maturities	$4,125,661	$4,049,580	100.0%

(1)	Based on Standard & Poor’s ("S&P"), or equivalent, ratings

b)	Other Investments
The table below shows our portfolio of other investments:

	June 30, 2019		December 31, 2018
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investment in limited partnerships	$3,258	11.5%	$3,833	16.2%
Investment in special purpose vehicles focused on lending activities	23,373	82.2%	18,383	77.5%
Other	1,800	6.3%	1,500	6.3%
Total other investments	$28,431	100.0%	$23,716	100.0%

The Company has a remaining unfunded commitment on its investment in limited partnerships of approximately $340 at June 30, 2019 (December 31, 2018 - $414). The Company also has a remaining unfunded commitment on its investment in special purpose vehicles focused on lending activities of approximately $3,516 at June 30, 2019 (December 31, 2018 - $7,359).

c)	Net Investment Income
Net investment income was derived from the following sources:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Fixed maturities	$23,522	$32,914	$49,742	$65,042
Funds withheld interest	5,169	54	9,706	113
Loan to related party	1,842	1,565	3,664	2,993
Cash and cash equivalents and other	1,316	800	1,591	1,168
	31,849	35,333	64,703	69,316
Investment expenses	(727)	(1,073)	(1,559)	(2,187)
Net investment income	$31,122	$34,260	$63,144	$67,129

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

d)	Realized Gains (Losses) on Investment
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains (losses) on investment included in the Condensed Consolidated Statements of Income:

For the Three Months Ended June 30, 2019	Gross gains	Gross losses	Net
AFS fixed maturities	$25,436	$(1,501)	$23,935
Other investments	151	—	151
Net realized gains (losses) on investment	$25,587	$(1,501)	$24,086

For the Three Months Ended June 30, 2018	Gross gains	Gross losses	Net
AFS fixed maturities	$2,287	$(2,921)	$(634)
Other investments	220	—	220
Net realized gains (losses) on investment	$2,507	$(2,921)	$(414)

For the Six Months Ended June 30, 2019	Gross gains	Gross losses	Net
AFS fixed maturities	$27,860	$(14,881)	$12,979
Other investments	151	(145)	6
Net realized gains (losses) on investment	$28,011	$(15,026)	$12,985

For the Six Months Ended June 30, 2018	Gross gains	Gross losses	Net
AFS fixed maturities	$2,939	$(4,698)	$(1,759)
Other investments	1,702	—	1,702
Net realized gains (losses) on investment	$4,641	$(4,698)	$(57)

Proceeds from sales of AFS fixed maturities were $625,254 and $709,615 for the three and six months ended June 30, 2019, respectively (2018 - $36,315 and $116,555, respectively).
Net unrealized gains (losses) on investments, including those allocated to discontinued operations and classified as held for sale, were as follows:

	June 30, 2019	December 31, 2018
Fixed maturities	$29,392	$(59,729)
Deferred income tax	(114)	(33)
Net unrealized gains (losses), net of deferred income tax	$29,278	$(59,762)
Change, net of deferred income tax	$89,040	$(81,651)
The portion of net unrealized gains (losses) recognized in net income (loss) for the three and six months ended June 30, 2019 and 2018 that are related to other investments still held at the end of the reporting period were as follows:

For the Three Months Ended June 30,	2019	2018
Net gains recognized in net income on other investments during the period	$151	$220
Net realized gains recognized on other investments divested during the period	(409)	(287)
Net unrealized losses recognized on other investments still held at end of period	$(258)	$(67)

For the Six Months Ended June 30,	2019	2018
Net gains recognized in net income on other investments during the period	$6	$1,702
Net realized gains recognized on other investments divested during the period	(411)	(879)
Net unrealized (losses) gains recognized on other investments still held at end of period	$(405)	$823

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

	June 30, 2019	December 31, 2018
Restricted cash – third party agreements	$21,299	$21,420
Restricted cash – related party agreements(1)	360,399	108,728
Total restricted cash	381,698	130,148
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2019 – $69,855; 2018 – $88,841)	69,999	89,596
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2019 – $2,655,683; 2018 – $3,870,731)	2,689,179	3,804,215
Restricted investments – liability for investments purchased for related party agreements(1)	(266,946)	—
Total restricted investments	2,492,232	3,893,811
Total restricted cash and investments	$2,873,930	$4,023,959

(1) $266,946 of the restricted cash held for related party agreements as of June 30, 2019 was used to settle the liability for investments purchased of $298,939 as of June 30, 2019 subsequent to the quarter end.
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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at June 30, 2019 and December 31, 2018.
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
At June 30, 2019 and December 31, 2018, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$367,103	$—	$—	$—	$367,103
U.S. agency bonds – mortgage-backed	—	956,397	—	—	956,397
U.S. agency bonds – other	—	51,878	—	—	51,878
Non-U.S. government and supranational bonds	—	29,336	—	—	29,336
Asset-backed securities	—	221,066	—	—	221,066
Corporate bonds	—	1,332,727	—	—	1,332,727
Municipal bonds	—	13,091	—	—	13,091
Other investments	—	—	25,173	3,258	28,431
Total	$367,103	$2,604,495	$25,173	$3,258	$3,000,029
As a percentage of total assets	8.0%	56.6%	0.5%	0.1%	65.2%

December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$139,072	$—	$—	$—	$139,072
U.S. agency bonds – mortgage-backed	—	1,453,134	—	—	1,453,134
U.S. agency bonds – other	—	129,233	—	—	129,233
Non-U.S. government and supranational bonds	—	10,072	—	—	10,072
Asset-backed securities	—	215,082	—	—	215,082
Corporate bonds	—	1,104,975	—	—	1,104,975
Other investments	—	—	19,883	3,833	23,716
Total	$139,072	$2,912,496	$19,883	$3,833	$3,075,284
As a percentage of total assets	2.6%	55.1%	0.4%	0.1%	58.2%

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
The Pricing Service was utilized to estimate fair value measurements for approximately 99.8% and 99.9% of our fixed maturities at June 30, 2019 and December 31, 2018, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)
At June 30, 2019 and December 31, 2018, approximately 0.2% and 0.1%, respectively, of the Level 2 fixed maturities are valued using the market approach. At June 30, 2019 and December 31, 2018, one security or $5,723 and $5,676, respectively, of Level 2 fixed maturities, was priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At June 30, 2019 and December 31, 2018, we have not adjusted any pricing provided to us based on the review performed by our investment managers.
There were no transfers between Level 1 and Level 2 and there were no transfers to or from Level 3 during the periods represented by these Condensed Consolidated Financial Statements.
(c) Level 3 Financial Instruments
At June 30, 2019, the Company has other investments of $25,173 (December 31, 2018 - $19,883) which includes investments in special purpose vehicles focused on lending activities as well as investments in start-up insurance entities. The fair value of the investments in special purpose vehicles focused on lending activities is initially at cost which approximates fair value. In subsequent measurement periods, the fair values of these investments may be determined using an internally developed discounted cash flow model. The fair value of investments in start-up insurance entities was determined using recent private market transactions. Due to the significant unobservable inputs in these valuations, the Company includes the estimate of the fair value of each of these other investments as Level 3.
(d) Financial Instruments not measured at Fair Value
The following table presents the fair value and carrying value or principal amount of the financial instruments not measured at fair value:

	June 30, 2019		December 31, 2018
Financial Assets	Carrying Value	Fair Value	Carrying Value	Fair Value
HTM – corporate bonds	$—	$—	$957,845	$940,727
HTM – municipal bonds	—	—	57,836	57,285
Total financial assets	$—	$—	$1,015,681	$998,012

Financial Liabilities
Senior Notes - MHLA – 6.625%	$110,000	$70,400	$110,000	$75,240
Senior Notes - MHNC – 7.75%	152,500	129,503	152,500	143,960
Total financial liabilities	$262,500	$199,903	$262,500	$219,200

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
Maiden US was a substantial portion of our Diversified Reinsurance segment, therefore, the Company concluded that the sale represented a strategic shift that has a major effect on its ongoing operations and financial results and that all of the held for sale criteria have been met. Accordingly, all transactions related to the U.S. treaty reinsurance operations are reported and presented as part of discontinued operations. Furthermore, all of the assets and liabilities related to the sale of the U.S. treaty reinsurance operations are removed from the Condensed Consolidated Balance Sheets of the Company and any remaining assets and liabilities related to the retrocession agreement and true up of sale consideration, are classified as held for sale in the Condensed Consolidated Balance Sheets as at June 30, 2019 and December 31, 2018. The operations of the Company's U.S. treaty reinsurance business for the three and six months ended June 30, 2018 have been reclassified as part of the results from discontinued operations in the Condensed Consolidated Statements of Income.
The classes of assets and liabilities to be sold and classified as held for sale as of June 30, 2019 and December 31, 2018 comprise:

	June 30, 2019	December 31, 2018
ASSETS
Fixed maturities, available-for-sale, at fair value	$—	$63,560
Restricted cash and cash equivalents	—	6,113
Reinsurance balances receivable, net	689	689
Reinsurance recoverable on unpaid losses	65,320	70,158
Other assets	—	33,955
Total assets held for sale	$66,009	$174,475
LIABILITIES
Reserve for loss and loss adjustment expenses	$65,320	$76,521
Accrued expenses and other liabilities	689	79,440
Total liabilities held for sale	$66,009	$155,961

The following table summarizes the major classes of line items constituting the results from discontinued operations for the three and six months ended June 30, 2019 and 2018, respectively, presented in the Condensed Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Gross premiums written	$—	$132,710	$—	$362,022
Net premiums written	$—	$124,560	$—	$351,242
Net premiums earned	$—	$162,958	$—	$331,577
Other revenue	—	—	62	—
Net investment income	—	10,053	—	20,054
Net loss and loss adjustment expenses	6,363	(121,553)	6,363	(241,671)
Commission and other acquisition expenses	—	(35,965)	—	(77,951)
General and administrative expenses	(815)	(4,714)	(1,832)	(8,993)
Amortization of intangible assets	—	(462)	—	(924)
Income from discontinued operations before income taxes	5,548	10,317	4,593	22,092
Loss on disposal of discontinued operations	(23,077)	—	(25,474)	—
Income tax expense	(1,169)	(2,102)	(1,169)	(3,882)
(Loss) income from discontinued operations, net of income tax	$(18,698)	$8,215	$(22,050)	$18,210

As described in "Note 13. Subsequent Events", as a result of the Settlement and Commutation Agreement entered into by Maiden and Enstar on July 31, 2019, Maiden recorded an additional loss from discontinued operations of $16,715 for the three and six months ended June 30, 2019.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Long-Term Debt
Senior Notes
At June 30, 2019 and December 31, 2018, both Maiden Holdings and its wholly owned subsidiary, Maiden NA, have outstanding publicly-traded debt offering of senior notes which were issued in 2016 and 2013, respectively ("Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following table details the Company's Senior Notes issuances outstanding at June 30, 2019 and December 31, 2018:

June 30, 2019	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,588	4,112	7,700
Carrying value	$106,412	$148,388	$254,800

December 31, 2018	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,610	4,196	7,806
Carrying value	$106,390	$148,304	$254,694

Other details:
Original debt issuance costs	$3,715	$5,054
Maturity date	June 14, 2046	Dec 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	Dec 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%

The interest expense incurred on the Senior Notes for the three and six months ended June 30, 2019 was $4,777 and $9,553, respectively (2018 - $4,776 and $9,553, respectively) of which $1,342 was accrued at both June 30, 2019 and December 31, 2018, respectively. The issuance costs related to the Senior Notes were capitalized and are being amortized over the effective life of the Senior Notes. The amortization expense for the three and six months ended June 30, 2019 was $53 and $106, respectively (2018 - $53 and $105, respectively).
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
8. Related Party Transactions
The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel passed away on April 27, 2016. Based on each individual's most recent public filing, Leah Karfunkel (wife of Michael Karfunkel) owns or controls approximately 8.0% of the outstanding shares of the Company and Barry Zyskind (the Company's non-executive chairman) owns or controls approximately 7.5% of the outstanding shares of the Company. George Karfunkel owns or controls less than 5.0% of the outstanding shares of the Company. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the president, chief executive officer and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 53.6% of the ownership interests of Evergreen Parent LP, the ultimate parent of AmTrust. AmTrust owns 1.5% of the issued and outstanding shares of National General Holdings Corporation ("NGHC"), and Leah Karfunkel, individually, through a grantor retained annuity trust and through the Michael Karfunkel 2005 Family Trust (which is controlled by Leah Karfunkel) owns 39.4% of the outstanding common shares of NGHC. Barry Zyskind is a director of NGHC.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)
AmTrust
The following describes transactions between the Company and AmTrust:
AmTrust Quota Share
Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended ("Master Agreement"), by which they caused Maiden Bermuda, a wholly owned subsidiary of the Company, and AmTrust's Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. ("AII"), to enter into the AmTrust Quota Share by which AII retrocedes to Maiden Bermuda an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance and 40% of losses. The Master Agreement further provided that AII receives a ceding commission of 31% of ceded written premiums.
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
The Partial Termination Amendment resulted in Maiden Bermuda returning approximately $647,980 in unearned premium to AII, or approximately $436,760 net of applicable ceding commission and brokerage as calculated during the second quarter of 2019. During January 2019, as part of this amendment, the Company transferred cash and investments of $480,000 to AII based on provisional estimates. The excess of estimated unearned premium, net of applicable ceding commission and brokerage over the actual amount of approximately $43,240 was returned by AII to Maiden Bermuda during the second quarter of 2019.
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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's consolidated results of operations for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Gross and net premiums written	$(9,127)	$491,485	$(585,604)	$1,065,413
Net premiums earned	111,833	477,202	269,963	981,001
Net loss and LAE	(109,091)	(351,954)	(247,035)	(696,483)
Commission expenses	(40,111)	(148,500)	(98,490)	(304,350)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)
Collateral provided to AmTrust
a) AmTrust Quota Share Reinsurance Agreement
In order to provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of AmTrust's insurance subsidiaries, has established trust accounts ("Trust Accounts") for their benefit. Maiden Bermuda has agreed to provide appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Bermuda to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Bermuda for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Bermuda and delivered to an AmTrust subsidiary on AII's behalf, or (d) premiums withheld by an AmTrust subsidiary at Maiden Bermuda's request in lieu of remitting such premiums to AII. Maiden Bermuda may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Bermuda's proportionate share of its obligations under the AmTrust Quota Share. Maiden Bermuda satisfied its collateral requirements under the AmTrust Quota Share with AII as follows:

•
by lending funds in the amount of $167,975 at June 30, 2019 and December 31, 2018 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Effective December 18, 2017, interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. Please see "Note 4. (c) Investments" for the total amount of interest earned from this loan. On January 30, 2019, in connection with the termination of the reinsurance agreements described above, the Company and AmTrust entered into an amendment to the Loan Agreement between Maiden Bermuda, AmTrust and AII, originally entered into on November 16, 2007. The Amendment to the Loan Agreement provides for the extension of the maturity date to January 1, 2025 and acknowledges that due to the termination of the AmTrust Quota Share, no further loans or advances may be made pursuant to the Loan Agreement;

•
effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral at June 30, 2019 was approximately $2,521,158 (December 31, 2018 - $3,650,418) and the accrued interest was $13,203 (December 31, 2018 - $23,283). Please refer to "Note 4. (e) Investments" for additional information; and

•
on January 11, 2019, a portion of the existing trust accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred cash and investments of $575,000 to AmTrust as a funds withheld receivable which bears an interest rate of 3.5%, subject to annual adjustment. At June 30, 2019, the balance of funds withheld was $575,000 and the accrued interest was $5,017. The interest income on the funds withheld receivable was approximately $5,017 and $9,443 for the three and six months ended June 30, 2019, respectively.

b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC; i) for AEL, the amount of the collateral in reinsurance trust accounts at June 30, 2019 was approximately $248,878 (December 31, 2018 - $249,948) and the accrued interest was $2,022 (December 31, 2018 - $1,976). Please refer to "Note 4. (e) Investments" for additional information; and ii) in January 2019, Maiden Bermuda transferred cash of €45,113 ($51,244) to AIU DAC as a funds withheld receivable. AIU DAC pays Maiden a fixed annual interest rate of 0.50%, on the average daily Funds Withheld balance, commencing on January 24, 2019, subject to annual adjustment. At June 30, 2019, the balance of funds withheld was $58,123 and the accrued interest was $127. The interest income on the funds withheld receivable was approximately $72 and $125 for the three and six months ended June 30, 2019, respectively.
Brokerage Agreement
Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the AmTrust Quota Share and the European Hospital Liability Quota Share for a fee equal to 1.25% of the premium assumed. AIIB is not the Company's exclusive broker. The agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $1,398 and $3,375 of reinsurance brokerage expense for the three and six months ended June 30, 2019, respectively (2018 - $5,966 and $12,263, respectively) and deferred reinsurance brokerage of $3,502 at June 30, 2019 (December 31, 2018 - $14,199) as a result of this agreement. The brokerage agreement was terminated as of March 15, 2019.
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM has agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. Prior to that date, the fee was payable at a rate of 0.0375%. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $678 and $1,453 of investment management fees for the three and six months ended June 30, 2019, respectively, (2018 - $1,033 and $2,082, respectively) under this agreement.
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

	June 30, 2019	December 31, 2018
Reserve for reported loss and LAE	$1,533,380	$1,571,217
Reserve for losses incurred but not reported ("IBNR")	1,517,885	1,484,759
Reserve for loss and LAE	$3,051,265	$3,055,976

The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Six Months Ended June 30,	2019	2018
Gross loss and LAE reserves, January 1	$3,055,976	$2,386,722
Less: reinsurance recoverable on unpaid losses, January 1	1,743	24,883
Net loss and LAE reserves, January 1	3,054,233	2,361,839
Net incurred losses related to:
Current year	240,978	685,229
Prior years	33,272	37,978
	274,250	723,207
Net paid losses related to:
Current year	(3,186)	(151,527)
Prior years	(272,136)	(401,039)
	(275,322)	(552,566)
Effect of foreign exchange rate movements	(3,880)	(12,308)
Net loss and LAE reserves, June 30	3,049,281	2,520,172
Reinsurance recoverable on unpaid losses, June 30	1,984	21,803
Gross loss and LAE reserves, June 30	$3,051,265	$2,541,975

Commencing in 2015, Maiden Bermuda entered into a number of retrocessional quota share agreements with a highly rated global insurer to cede certain lines of business from both of our reportable segments. Effective July 1, 2018, Maiden Bermuda commuted all of these retrocessional quota share agreements.
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves in previous calendar years. The development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after review of changes in actuarial assessments. During the three and six months ended June 30, 2019, the Company recognized net adverse prior year loss development of $26,014 and $33,272, respectively (2018 - adverse $28,193 and $37,978, respectively).
In the Diversified Reinsurance segment, the net favorable prior year loss development was $1,052 and $2,148 for the three and six months ended June 30, 2019, respectively (2018 - $181 favorable and $1,085 adverse, respectively) primarily due to favorable prior year reserve development in German Auto programs as well as facultative reinsurance run-off lines.
In the AmTrust Reinsurance segment, the net adverse prior year loss development was $27,090 and $35,216 for the three and six months ended June 30, 2019, respectively (2018 - $28,374 and $36,893, respectively). The adverse development in the three and six months ended June 30, 2019 was primarily due to Commercial Auto Liability in accident years 2015 to 2018, partly offset by favorable development in Workers Compensation. The adverse development for the second quarter of 2018 primarily came from Workers Compensation and General Liability while the adverse development for the six months ended June 30, 2018 was a combination of the second quarter development and adverse development from the first quarter of 2018 largely from General Liability, with a smaller contribution from Commercial Auto liability primarily driven by accident years 2015 and 2016.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
The Other category had net favorable prior year loss development of $24 and adverse development of $204 for the three and six months ended June 30, 2019, respectively, (2018 - $0) due to increased reserves in the run-off of the NGHC Quota Share.
10. Commitments and Contingencies
There are no material changes from the commitments, contingencies and concentrations previously disclosed in the Company’s Form 10-K for the year ended December 31, 2018, other than disclosures associated with the adoption of FASB Topic 842, Leases as outlined below. Please see “Note 2. Significant Accounting Policies” for additional information related to the adoption of FASB Topic 842, Leases.

a)	Operating Lease Commitments
The Company leases office spaces, an executive apartment, office equipment and company vehicles under various operating leases expiring in various years through 2022. The Company did not enter into any new lease arrangements during the three and six months ended June 30, 2019. The Company's leases are all currently classified as operating leases and none of them have non-lease components. For operating leases that have a lease term of more than twelve months, the Company recognized a lease liability and a right-of-use asset in the Company's Condensed Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 10%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. The exercise of lease renewal options is at the sole discretion of the Company and none of our current lease renewal options are deemed to be reasonably certain to be exercised. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's weighted-average remaining lease term is 3.0 years.
The Company's future lease obligations as at June 30, 2019 of approximately $2,878 was calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using the Company's secured incremental borrowing rate. This amount has been recognized on the Company's Condensed Consolidated Balance Sheets as a lease liability of $2,878 within accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets. However, under the guidance, the Company has continued to recognize the related leasing expense on a straight-line basis over the lease term in the Company's Condensed Consolidated Statements of Income. The Company's total lease expense for the three and six months ended June 30, 2019 was $389 and $810, respectively (2018 - $516 and $1,131, respectively) which was recognized within net income consistent with the accounting treatment in prior periods under Topic 840. The operating cash outflows from operating leases included in the measurement of the lease liability during the three and six months ended June 30, 2019 was $340 and $681, respectively. At June 30, 2019, the scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

June 30, 2019
Remainder of 2019	$669
2020	1,171
2021	741
2022	741
Discount for present value	(444)
Total discounted operating lease liabilities	$2,878

At December 31, 2018, the Company's future minimum lease payments under non-cancellable operating leases were expected to be as follows:

December 31, 2018
2019	$1,442
2020	1,228
2021	772
2022	750
$4,192

b)	Legal Proceedings
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
11. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Three Months Ended June 30,	2019	2018
Numerator:
Net income (loss) from continuing operations	$3,285	$(5,535)
Net income from continuing operations attributable to noncontrolling interests	—	(47)
Net income (loss) attributable to Maiden from continuing operations	3,285	(5,582)
Dividends on preference shares – Series A, C and D	—	(8,546)
Amount allocated to participating common shareholders(1)	—	(4)
Income (loss) attributable to Maiden common shareholders, before discontinued operations	3,285	(14,132)
(Loss) income from discontinued operations, net of income tax expense	(18,698)	8,215
Numerator for basic and diluted EPS - net loss allocated to Maiden common shareholders	$(15,413)	$(5,917)
Denominator:
Weighted average number of common shares – basic	83,058,123	83,126,204
Potentially dilutive securities:
Share options and restricted share units	17,033	—
Adjusted weighted average number of common shares – diluted	83,075,156	83,126,204
Basic and diluted earnings (loss) from continuing operations per share - Maiden common shareholders	$0.04	$(0.17)
Basic and diluted (loss) earnings from discontinued operations per share - Maiden common shareholders	(0.23)	0.10
Basic and diluted loss per share attributable to Maiden common shareholders:	$(0.19)	$(0.07)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

11. Earnings per Common Share (continued)

For the Six Months Ended June 30,	2019	2018
Numerator:
Net (loss) income from continuing operations	$(29,999)	$6,813
Net income from continuing operations attributable to noncontrolling interests	—	(118)
Net (loss) income attributable to Maiden from continuing operations	(29,999)	6,695
Dividends on preference shares – Series A, C and D	—	(17,091)
Amount allocated to participating common shareholders(1)	—	(9)
Loss attributable to Maiden common shareholders, before discontinued operations	(29,999)	(10,405)
(Loss) income from discontinued operations, net of income tax expense	(22,050)	18,210
Net (loss) income allocated to Maiden common shareholders	$(52,049)	$7,805
Denominator:
Weighted average number of common shares – basic and diluted	83,008,888	83,083,545
Basic and diluted loss from continuing operations per share attributable to Maiden common shareholders	$(0.36)	$(0.13)
Basic and diluted (loss) earnings from discontinued operations per share attributable to Maiden common shareholders	(0.27)	0.22
Basic and diluted (loss) earnings per share attributable to Maiden common shareholders:	$(0.63)	$0.09

(1)	This represents earnings allocated to the holders of non-vested restricted shares issued to the Company's employees under the Amended and Restated 2007 Share Incentive Plan.

(2)
Please refer to "Note 14. Shareholders' Equity" and "Note 15. Share Compensation and Pension Plans" of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, for the terms and conditions of each of these anti-dilutive instruments.

At June 30, 2019, 518,029 share options and restricted share units (2018 - 571,143) were excluded from diluted earnings per common share as they were anti-dilutive.
12. Shareholders' Equity

a)	Common Shares
At June 30, 2019, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 88,079,315 common shares, of which 83,066,135 common shares are outstanding, and 18,600,000 preference shares, all of which are outstanding. The remaining 43,320,685 shares are undesignated at June 30, 2019. For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

b)	Treasury Shares
During the six months ended June 30, 2019, the Company repurchased a total of 23,220 (2018 - 29,391) shares at an average price per share of $0.78 (2018 - $6.57) from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

12. Shareholders' Equity (continued)

c)	Accumulated Other Comprehensive Gain (Loss)
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended June 30, 2019	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$1,714	$(1,934)	$(220)
Other comprehensive income (loss) before reclassifications	42,979	(6,192)	36,787
Amounts reclassified from AOCI to net loss, net of tax	(15,415)	—	(15,415)
Net current period other comprehensive income (loss)	27,564	(6,192)	21,372
Ending balance, Maiden shareholders	$29,278	$(8,126)	$21,152

For the Three Months Ended June 30, 2018	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(46,429)	$(16,523)	$(62,952)
Other comprehensive (loss) income before reclassifications	(50,423)	15,605	(34,818)
Amounts reclassified from AOCI to net income, net of tax	745	—	745
Net current period other comprehensive (loss) income	(49,678)	15,605	(34,073)
Ending balance	(96,107)	(918)	(97,025)
Less: AOCI attributable to noncontrolling interest	—	(66)	(66)
Ending balance, Maiden shareholders	$(96,107)	$(852)	$(96,959)

For the Six Months Ended June 30, 2019	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(59,762)	$(5,932)	$(65,694)
Other comprehensive income (loss) before reclassifications	91,967	(2,194)	89,773
Amounts reclassified from AOCI to net income, net of tax	(2,927)	—	(2,927)
Net current period other comprehensive income (loss)	89,040	(2,194)	86,846
Ending balance, Maiden shareholders	$29,278	$(8,126)	$21,152

For the Six Months Ended June 30, 2018	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$21,889	$(8,583)	$13,306
Other comprehensive (loss) income before reclassifications	(117,251)	7,665	(109,586)
Amounts reclassified from AOCI to net income, net of tax	(745)	—	(745)
Net current period other comprehensive (loss) income	(117,996)	7,665	(110,331)
Ending balance	(96,107)	(918)	(97,025)
Less: AOCI attributable to noncontrolling interest	—	(66)	(66)
Ending balance, Maiden shareholders	$(96,107)	$(852)	$(96,959)
13. Subsequent Events
a) LPT/ADC MTA with Enstar
Effective on July 31, 2019, the Company and Enstar entered into the LPT/ADC Agreement pursuant to the LPT/ADC MTA entered into on March 1, 2019. Under the LPT/ADC Agreement, Cavello, Enstar's Bermuda reinsurance affiliate, will assume liabilities for the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2,178,535 retention up to $600,000, in exchange for a retrocession premium of $445,000. The $2,178,535 retention will be subject to adjustment for paid losses subsequent to December 31, 2018.
The LPT/ADC Agreement will provide Maiden Bermuda with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and therefore will be accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445,000 would result in a deferred gain which would be recognized over the settlement period in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

13. Subsequent Events (continued)
Under the terms of the agreement, the covered losses associated with the commutation with AmTrust, as discussed below in (c) Commutation and Release Agreement - AmTrust Quota Share, are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786.
Pursuant to the terms of the LPT/ADC Agreement, Maiden Bermuda, Cavello and AmTrust and certain of its affiliated companies have entered into a Master Collateral Agreement (“MCA”) to define and enable the operation of collateral provided under the AmTrust Quota Share. Under the MCA, Cavello, on behalf of Maiden Bermuda, will provide letters of credit to AmTrust in an amount representing Cavello’s obligations under the LPT/ADC Agreement. As these letters of credit will replace other collateral currently provided directly by Maiden Bermuda to AmTrust, the MCA coordinates the collateral protection that will be provided to AmTrust to ensure that no gaps in collateral funding occur by operation of the LPT/ADC Agreement and related MCA.
Settlement of funding for the LPT/ADC Agreement will occur no later than August 12, 2019 and Maiden Bermuda will pay Enstar approximately $7,261 in interest related to the LPT/ADC Agreement premium, calculated at the rate of 2.64% per annum from January 1, 2019 through August 12, 2019.
b) Settlement and Commutation Agreement with Enstar Related to Maiden US Sale
Maiden NA completed the sale of Maiden US to Enstar Holdings on December 27, 2018 for gross consideration of $286,375, which was subject to post-closing adjustments. In conjunction with the completion of the LPT/ADC Agreement, Maiden NA and Enstar Holdings have waived the post-closing adjustments procedures subject to that agreement and have also agreed to terminate the $25,000 excess of loss reinsurance agreement that Maiden Bermuda provided to Enstar in relation to the MRNA loss reserves acquired by Enstar. As a result of these agreements, Maiden recorded a net additional loss from discontinued operations of $16,715 for the three and six months ended June 30, 2019.
c) Commutation and Release Agreement - AmTrust Quota Share
The Commutation and Release Agreement entered into and effective as of July 31, 2019, by AII and Maiden Bermuda, provides for AII to assume all reserves ceded by AII to Maiden Bermuda with respect to its proportional 40% share of the ultimate net loss under the AmTrust Quota Share related to: (a) all losses incurred in Accident Year 2017 and Accident Year 2018 under California workers' compensation policies issued by AII and as defined in the AmTrust Quota Share ("Commuted California Business"); and (b) all losses incurred in Accident Year 2018 under New York workers' compensation policies issued by AII ("Commuted New York Business") and together with the Commuted California Business ("Commuted Business") in exchange for the release and full discharge of Maiden Bermuda of all of its obligations to AII with respect to the Commuted Business. The Commuted Business does not include any business classified by AII as Specialty Program or Specialty Risk business.
AII and Maiden Bermuda agreed that the Commuted Business shall be discharged by Maiden Bermuda's transfer of cash and invested assets in the amount of $312,786 ("Commutation Payment") which is the sum of the net ceded reserves in the amount of $330,682 with respect to the Commuted Business as of December 31, 2018 less payments in the amount of $17,896 made by Maiden Bermuda with respect to the Commuted Business from January 1, 2019 through July 31, 2019. Settlement of the Commutation Payment will occur no later than August 12, 2019 and Maiden Bermuda will pay AII approximately $6,335 in interest related to the Commutation Payment premium, calculated at the rate of 3.30% per annum from January 1, 2019 through August 12, 2019. Maiden Bermuda received a no objection letter from the BMA regarding the Commutation and Release Agreement.
AII and Maiden Bermuda also agreed that, as of July 31, 2019, the AmTrust Quota Share shall be deemed amended as applicable so that the Commuted Business is no longer included as part of the Covered Business under the AmTrust Quota Share.
d) Post-Termination Endorsement - AmTrust Quota Share
As a result of entering into both the LPT/ADC Agreement and the MCA, certain post-termination endorsements (“PTE”) to the AmTrust Quota Share between AII and Maiden Bermuda were required. The PTE, effective as of July 31, 2019, enables the operation of both the LPT/ADC Agreement and MCA by making provision for certain forms of collateral, including letters of credit provided by Cavello on Maiden Bermuda’s behalf. In addition, the PTE further defines the permitted use and return of collateral. The PTE also increases the required funding percentage for Maiden Bermuda’s under the collateral arrangements between the parties to 105% of its obligations, subject to a minimum excess funding requirement of $54,000, as may be mutually amended by the parties from time to time. Under certain defined conditions, Maiden Bermuda may be required to increase this funding percentage to 110%. Finally, as part of the PTE, the parties amended the existing Loss Corridor under the AmTrust Quota Share to include a maximum amount of $40,500, the amount calculated by Maiden Bermuda for the Loss Corridor coverage as of March 31, 2019. Any development over and above this maximum amount will be subject to the coverage of the LPT/ADC Agreement, subject to the terms thereof. Please see "Note 8. Related Party Transactions" for details of the existing Loss Corridor.

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

Overview
We are a Bermuda-based holding company, previously focused on serving the needs of regional and specialty insurers in the United States ("U.S."), Europe and select other global markets. We operate internationally providing branded auto and credit life insurance products through insurer partners to retail clients in the EU and other global markets through Maiden Global Holdings, Ltd. ("Maiden Global") and its subsidiaries. These products also produce reinsurance programs which are underwritten by Maiden Reinsurance Ltd. ("Maiden Bermuda"). Certain international credit life business is written on a primary basis by Maiden Life Försäkrings AB ("Maiden LF"). We are also presently running off the liabilities associated with AmTrust Financial Services, Inc. ("AmTrust") contracts we terminated in early 2019 as discussed below. We have recently entered into a retroactive reinsurance agreement and a commutation agreement that reduces our exposure to and limits the potential volatility related to these AmTrust liabilities, which are discussed in "Note 13. Subsequent Events" of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1. "Financial Information".
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
Our business consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. As a result of the strategic decision to divest all of our U.S. treaty reinsurance operations as discussed in more detail below, we revised the composition of our reportable segments in the fourth quarter of 2018. Our Diversified Reinsurance segment now only consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. Our AmTrust Reinsurance segment includes the run-off of all business ceded by AmTrust to Maiden Bermuda, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share, as defined below.
Recent Developments
In early 2018, our Board of Directors initiated a review of strategic alternatives ("Strategic Review") to evaluate ways to increase shareholder value as a result of continuing higher than targeted combined ratios and lower returns on equity than planned. This Strategic Review has resulted in a series of transactions that have transformed our operations and materially reduced the risk on our balance sheet. These transactions include:
On August 29, 2018, we entered into a Renewal Rights Agreement (“Renewal Rights”) with Transatlantic Reinsurance Company ("TransRe"), pursuant to which we sold, and TransRe purchased, Maiden US's rights to: (i) renew its treaty reinsurance agreements upon their expiration or cancellation, (ii) solicit renewals of and replacement coverages for the treaty reinsurance agreements and (iii) replicate and use the products and contract forms used in Maiden US’s business. The sale was consummated on August 29, 2018. We continue to earn premiums and remain liable for losses occurring subsequent to August 29, 2018 for any policies in force prior to and as of August 29, 2018, until those policies expire. The payment received for sale of the Renewal Rights was $7.5 million, subject to potential additional amounts payable in the future in accordance with the agreement, however, no additional amounts to the fee have been recognized to date.
On December 27, 2018, we completed the sale agreement ("U.S. Sale Agreement") with Enstar Holdings U.S. LLC ("Enstar Holdings"), pursuant to which Maiden Holdings North America, Ltd. ("Maiden NA") sold, and Enstar Holdings purchased, all of the outstanding shares of common stock of Maiden US for gross consideration of $286.4 million. Also, pursuant to the terms of the U.S. Sale Agreement, Maiden Bermuda entered into a novation agreement and a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Bermuda were either novated or retroceded to Cavello Bay Reinsurance Limited (“Cavello”), Enstar Holding’s Bermuda reinsurance affiliate in exchange for a ceding commission of $14.0 million.
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
Effective January 1, 2019, Maiden Bermuda and AmTrust through AmTrust’s subsidiary, AmTrust International Insurance, Ltd. ("AII"), amended the quota share agreement between Maiden Bermuda and AII ("AmTrust Quota Share"), originally entered into on July 1, 2007 that was in-force and set to expire on June 30, 2019 ("Partial Termination Amendment"). The Partial Termination Amendment provided for the cut-off of the ongoing and unearned premium of AmTrust’s Small Commercial Business and U.S. Specialty Risk and Extended Warranty business ("Terminated Business") as of December 31, 2018, with the remainder of the AmTrust Quota Share remaining in place.
The Partial Termination Amendment resulted in Maiden Bermuda returning approximately $648.0 million in unearned premium to AII, or approximately $436.8 million net of applicable ceding commission and brokerage. During January 2019, as part of this amendment, the Company transferred cash and investments of $480.0 million to AII based on provisional estimates. The excess of estimated unearned premium, net of applicable ceding commission and brokerage over the actual amount of approximately $43.2 million was returned by AII to Maiden Bermuda during the second quarter of 2019.
On January 30, 2019, Maiden Bermuda and AmTrust agreed to terminate on a run-off basis (i) the AmTrust Quota Share; and (ii) the European hospital liability quota share reinsurance contract (“European Hospital Liability Quota Share”) with AmTrust’s wholly owned subsidiaries AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC") effective January 1, 2019.

Effective on July 31, 2019, Maiden Bermuda entered into the loss portfolio and adverse development cover agreement ("LPT/ADC Agreement") with Enstar pursuant to which Cavello, Enstar's Bermuda reinsurance affiliate will assume liabilities for loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2.2 billion retention up to $600.0 million in exchange for a retrocession premium of $445.0 million. The $2.2 billion retention will be subject to adjustment for paid losses subsequent to December 31, 2018. The LPT/ADC Agreement will provide Maiden Bermuda with $155.0 million in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and therefore will be accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445.0 million would result in a deferred gain which would be recognized over the settlement period in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings.
Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.
Three and Six Months Ended June 30, 2019 and 2018 Financial Highlights

For the Three Months Ended June 30,	2019	2018	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net income (loss) from continuing operations	$3,285	$(5,535)	$8,820
(Loss) income from discontinued operations, net of income tax	(18,698)	8,215	(26,913)
Net (loss) income	(15,413)	2,680	(18,093)
Net loss attributable to Maiden common shareholders	(15,413)	(5,913)	(9,500)
Non-GAAP operating loss(1)	(22,032)	(18,535)	(3,497)
Basic and diluted loss per common share(9):
Net loss attributable to Maiden common shareholders(2)(9)	(0.19)	(0.07)	(0.12)
Non-GAAP operating loss attributable to Maiden common shareholders(1)(9)	(0.27)	(0.22)	(0.05)
Dividends per common share	—	0.15	(0.15)
Gross premiums written	2,117	521,526	(519,409)
Net premiums earned	133,986	504,388	(370,402)
Underwriting loss(1)(3)	(39,131)	(32,035)	(7,096)
Net investment income	31,122	34,260	(3,138)
Combined ratio(4)	136.6%	108.1%	28.5
Annualized non-GAAP operating return on average common shareholders' equity(1)	(72.2)%	(11.2)%	(61.0)

For the Six Months Ended June 30,	2019	2018	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net (loss) income from continuing operations	$(29,999)	$6,813	$(36,812)
(Loss) income from discontinued operations, net of income tax	(22,050)	18,210	(40,260)
Net (loss) income	(52,049)	25,023	(77,072)
Net (loss) income attributable to Maiden common shareholders	(52,049)	7,814	(59,863)
Non-GAAP operating loss(1)	(48,966)	(12,753)	(36,213)
Basic and diluted (loss) earnings per common share(9):
Net (loss) income attributable to Maiden common shareholders(2)(9)	(0.63)	0.09	(0.72)
Non-GAAP operating loss attributable to Maiden common shareholders(1)	(0.59)	(0.15)	(0.44)
Dividends per common share	—	0.30	(0.30)
Gross premiums written	(559,022)	1,144,854	(1,703,876)
Net premiums earned	317,088	1,021,201	(704,113)
Underwriting loss(1)(3)	(81,882)	(36,731)	(45,151)
Net investment income	63,144	67,129	(3,985)
Combined ratio(4)	132.6%	105.5%	27.1
Annualized non-GAAP operating return on average common shareholders' equity(1)	(91.9)%	(3.7)%	(88.2)

	June 30, 2019	December 31, 2018	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(5)	$3,464,192	$4,421,954	$(957,762)
Total assets	4,598,556	5,287,460	(688,904)
Reserve for loss and loss adjustment expenses ("loss and LAE")	3,051,265	3,055,976	(4,711)
Senior notes - principal amount	262,500	262,500	—
Maiden common shareholders' equity	125,572	89,275	36,297
Maiden shareholders' equity	590,572	554,275	36,297
Total capital resources(6)	853,072	816,775	36,297
Ratio of debt to total capital resources	30.8%	32.1%	(1.3)

Book Value
Book value per common share(7)	$1.51	$1.08	$0.43
Accumulated dividends per common share	4.27	4.27	—
Book value per common share plus accumulated dividends	$5.78	$5.35	$0.43
Change in book value per common share plus accumulated dividends	8.0%

Diluted book value per common share(8)	$1.48	$1.08	$0.40

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
Non-GAAP operating loss earnings is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) foreign exchange gains or losses; and (3) loss and related activity from our NGHC Quota Share run-off operations. It also excludes on a non-recurring basis the loss from discontinued operations, net of income tax. We exclude net realized gains or losses on investment and foreign exchange gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe loss and related activity from our NGHC Quota Share run-off operations and loss from discontinued operations are representative of our ongoing and future business. We believe all of these amounts are largely independent of our business and future underwriting process and including them distorts the analysis of trends in our operations.
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
Non-GAAP operating loss and non-GAAP diluted operating loss per common share can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended June 30,	2019	2018
	($ in thousands except per share data)
Net loss attributable to Maiden common shareholders	$(15,413)	$(5,913)
Add (subtract):
Net realized (gains) losses on investment	(24,086)	414
Foreign exchange and other gains	(1,207)	(4,821)
Loss (income) from discontinued operations, net of income tax	18,698	(8,215)
Income from NGHC Quota Share run-off	(24)	—
Non-GAAP operating loss attributable to Maiden common shareholders	$(22,032)	$(18,535)

Diluted loss per share attributable to Maiden common shareholders	$(0.19)	$(0.07)
Add (subtract):
Net realized (gains) losses on investment	(0.29)	0.01
Foreign exchange and other gains	(0.02)	(0.06)
Loss (income) from discontinued operations, net of income tax	0.23	(0.10)
Non-GAAP diluted operating loss per common share	$(0.27)	$(0.22)

For the Six Months Ended June 30,	2019	2018
	($ in thousands except per share data)
Net (loss) income attributable to Maiden common shareholders	$(52,049)	$7,814
Add (subtract):
Net realized (gains) losses on investment	(12,985)	57
Foreign exchange and other gains	(6,186)	(2,414)
Loss (income) from discontinued operations, net of income tax	22,050	(18,210)
Loss from NGHC Quota Share run-off	204	—
Non-GAAP operating loss attributable to Maiden common shareholders	$(48,966)	$(12,753)

Diluted (loss) earnings per share attributable to Maiden common shareholders	$(0.63)	$0.09
Add (subtract):
Net realized (gains) losses on investment	(0.16)	—
Foreign exchange and other gains	(0.07)	(0.02)
Loss (income) from discontinued operations, net of income tax	0.27	(0.22)
Non-GAAP diluted operating loss per common share	$(0.59)	$(0.15)
Non-GAAP operating loss attributable to Maiden common shareholders increased by $3.5 million for the three months ended June 30, 2019 compared to the same period in 2018. This was largely due to the deterioration in our underwriting results of $7.1 million during the three months ended June 30, 2019 compared to the same period in 2018 primarily in our AmTrust Reinsurance segment. The deterioration was largely due to the Partial Termination Amendment with AmTrust which caused changes in the mix of business being earned in 2019 compared to 2018 that resulted in a higher current year loss ratio. In addition, underwriting results were impacted by higher ceding commission payable for the remaining in-force business immediately prior to January 1, 2019 which increased by five percentage points (excluding Terminated Business) and related unearned premium as of January 1, 2019 under the Partial Termination Amendment with AmTrust.
Non-GAAP operating loss attributable to Maiden common shareholders increased by $36.2 million for the six months ended June 30, 2019 compared to the same period in 2018. This was largely due to the deterioration in our underwriting results of $45.2 million during the six months ended June 30, 2019 compared to the same period in 2018 as a result of higher current year loss ratios due to the Partial Termination Amendment with AmTrust which caused changes in the mix of business being earned in 2019 compared to 2018. In addition, underwriting results were impacted by higher ceding commission payable for the remaining in-force business immediately prior to January 1, 2019 which increased by five percentage points (excluding Terminated Business) and related unearned premium under the Partial Termination Amendment with AmTrust.
Non-GAAP Operating Return on Average Common Equity ("Non-GAAP Operating ROACE"): Management uses non-GAAP operating return on average common shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using non-GAAP operating loss available to common shareholders (as defined above) divided by average common shareholders' equity.
Non-GAAP Operating ROACE for the three and six months ended June 30, 2019 and 2018 was computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Non-GAAP operating loss attributable to Maiden common shareholders	$(22,032)	$(18,535)	$(48,966)	$(12,753)
Opening Maiden common shareholders’ equity	119,289	692,910	89,275	767,174
Ending Maiden common shareholders’ equity	125,572	640,742	125,572	640,742
Average Maiden common shareholders’ equity	122,431	666,826	107,424	703,958
Non-GAAP Operating ROACE	(72.2)%	(11.2)%	(91.9)%	(3.7)%
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
At June 30, 2019, book value per common share increased by 39.8% and diluted book value per common share increased by 37.0%, compared to December 31, 2018, primarily due to net unrealized gains on our investment portfolio reported in other comprehensive income during the three and six months ended June 30, 2019. These unrealized gains were partially offset by the net loss attributable to Maiden common shareholders during the six months ended June 30, 2019. Please see "Liquidity and Capital Resources - Investments" on page 55 for further information on the change in fair value of our fixed maturity investment portfolio.
Book value and diluted book value per common share at June 30, 2019 and December 31, 2018 were computed as follows:

	June 30, 2019	December 31, 2018
($ in thousands except share and per share data)
Ending Maiden common shareholders’ equity	$125,572	$89,275
Proceeds from assumed conversion of dilutive options	—	362
Numerator for diluted book value per common share calculation	$125,572	$89,637

Common shares outstanding	83,066,135	82,948,577
Shares issued from assumed conversion of dilutive options and restricted share units	1,920,961	398,390
Denominator for diluted book value per common share calculation	84,987,096	83,346,967

Book value per common share	$1.51	$1.08
Diluted book value per common share	1.48	1.08
Ratio of Debt to Total Capital Resources: Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of total capital resources. The ratio of Debt to Total Capital Resources at June 30, 2019 and December 31, 2018 was computed as follows:

	June 30, 2019	December 31, 2018
($ in thousands)
Senior notes - principal amount	$262,500	$262,500
Maiden shareholders’ equity	590,572	554,275
Total capital resources	$853,072	$816,775
Ratio of debt to total capital resources	30.8%	32.1%

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

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Gross premiums written	$2,117	$521,526	$(559,022)	$1,144,854
Net premiums written	$(409)	$521,028	$(561,939)	$1,143,679
Net premiums earned	$133,986	$504,388	$317,088	$1,021,201
Other insurance revenue	754	2,033	1,504	5,759
Net loss and LAE	(121,561)	(370,001)	(274,250)	(723,207)
Commission and other acquisition expenses	(49,656)	(162,780)	(119,273)	(329,408)
General and administrative expenses(1)	(2,654)	(5,675)	(6,951)	(11,076)
Underwriting loss(2)	(39,131)	(32,035)	(81,882)	(36,731)
Other general and administrative expenses(1)	(10,195)	(9,185)	(21,837)	(19,455)
Net investment income	31,122	34,260	63,144	67,129
Net realized gains (losses) on investment	24,086	(414)	12,985	(57)
Foreign exchange and other gains	1,207	4,821	6,186	2,414
Interest and amortization expenses	(4,830)	(4,829)	(9,659)	(9,658)
Income tax benefit	1,026	1,847	1,064	3,171
Net income (loss) from continuing operations	3,285	(5,535)	(29,999)	6,813
(Loss) income from discontinued operations, net of income tax	(18,698)	8,215	(22,050)	18,210
Income attributable to noncontrolling interests	—	(47)	—	(118)
Dividends on preference shares	—	(8,546)	—	(17,091)
Net (loss) income attributable to Maiden common shareholders	$(15,413)	$(5,913)	$(52,049)	$7,814

Ratios
Net loss and LAE ratio(3)	90.2%	73.1%	86.1%	70.4%
Commission and other acquisition expense ratio(4)	36.9%	32.1%	37.5%	32.1%
General and administrative expense ratio(5)	9.5%	2.9%	9.0%	3.0%
Expense ratio(6)	46.4%	35.0%	46.5%	35.1%
Combined ratio(7)	136.6%	108.1%	132.6%	105.5%

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

Net Loss
Net loss attributable to Maiden common shareholders for the three months ended June 30, 2019 was $15.4 million compared to net loss of $5.9 million for the same period in 2018. The higher net loss for the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to the following:

•
net loss from discontinued operations of $18.7 million compared to net income from discontinued operations of $8.2 million for the same period in 2018 largely as a result of the Settlement and Commutation Agreement entered into by Maiden and Enstar on July 31, 2019 which caused a net additional loss of $16.7 million to be recognized;

•	net income from continuing operations of $3.3 million compared to net loss from continuing operations of $5.5 million for the same period in 2018 largely due to the following factors:

•	realized gains on investment of $24.1 million for the three months ended June 30, 2019 compared to realized losses of $0.4 million for the same period in 2018; and

•
no dividends paid to preference shareholders for the three months ended June 30, 2019 compared to $8.5 million for the same period in 2018 due to our Board not declaring dividends on any of our preference shares during 2019; offset by:

◦	underwriting loss of $39.1 million compared to $32.0 million in the same period in 2018. The deterioration in the underwriting result was principally due to the impact of:

▪	higher initial loss ratios on premiums earned during the period within the AmTrust Reinsurance segment (which excludes the Terminated Business under the Partial Termination Amendment);

▪
higher ceding commission payable of $6.5 million for the remaining in-force business immediately prior to January 1, 2019 which increased by five percentage points (excluding Terminated Business) and related unearned premium as of January 1, 2019 under the Partial Termination Amendment with AmTrust; and

▪
adverse prior year loss development of $26.0 million or 19.3 percentage points in the second quarter of 2019 compared to adverse prior year loss development of $28.2 million or 5.6 percentage points during the same period in 2018.

•
lower foreign exchange and other gains of $1.2 million for the three months ended June 30, 2019 compared to foreign exchange gains of $4.8 million for the same period in 2018. Gains in 2019 were due to the impact of the strengthening of the U.S. dollar on the re-measurement of net loss reserves and unearned premiums denominated in British pound whereas in 2018 gains were due to strengthening of the U.S. dollar relative to the euro and British pound.

Net loss attributable to Maiden common shareholders for the six months ended June 30, 2019 was $52.0 million compared to net income of $7.8 million for the same period in 2018. The net decrease in results for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to the following:

•
net loss from discontinued operations of $22.1 million compared to net income from discontinued operations of $18.2 million for the same period in 2018 largely as a result of the Settlement and Commutation Agreement entered into by Maiden and Enstar on July 31, 2019 which caused a net additional loss of $16.7 million to be recognized;

•	net loss from continuing operations of $30.0 million compared to net income from continuing operations of $6.8 million for the same period in 2018 largely due to the following factors:

•	underwriting loss of $81.9 million compared to $36.7 million in the same period in 2018. The deterioration in the underwriting result was principally due to the impact of:

◦	higher initial loss ratios on current year premiums earned during the period within the AmTrust Reinsurance segment (which excludes the Terminated Business under the Partial Termination Amendment);

◦
higher ceding commission payable of $14.1 million for the remaining in-force business immediately prior to January 1, 2019, which increased by five percentage points (excluding Terminated Business) and related unearned premium as of January 1, 2019 under the Partial Termination Amendment with AmTrust; and

◦	adverse prior year loss development of $33.3 million or 10.5 percentage points in the first half of 2019 compared to $38.0 million or 3.7 percentage points during the same period in 2018.
The unfavorable movements above were offset by the following:

•
no dividends were paid to preference shareholders for the six months ended June 30, 2019 compared to $17.1 million for the same period in 2018. Our Board of Directors have not declared dividends on any of our preference shares during 2019;

•	realized gains on investment of $13.0 million for the six months ended June 30, 2019 compared to realized losses of $0.1 million for the same period in 2018; and

•
foreign exchange and other gains of $6.2 million for the six months ended June 30, 2019 compared to foreign exchange gains of $2.4 million for the same period in 2018 largely due to the proceeds from the sale of AVS Automotive VersicherungsService GmbH ("AVS") and its subsidiaries to Allianz Partners on January 10, 2019. Excluding the gain of $4.3 million from the sale of AVS, net foreign exchange gains of $1.9 million were realized during the six months ended June 30, 2019 primarily due to the impact of the strengthening of the U.S. dollar versus the euro and British pound.

Net Premiums Written
Net premiums written decreased significantly for the three and six months ended June 30, 2019 compared to the same periods in 2018. The tables below compare net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three and six months ended June 30, 2019 and 2018:

For the Three Months Ended June 30,	2019	2018	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$8,718	$29,717	$(20,999)	(70.7)%
AmTrust Reinsurance	(9,127)	491,311	(500,438)	(101.9)%
Total	$(409)	$521,028	$(521,437)	(100.1)%

For the Six Months Ended June 30,	2019	2018	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$23,665	$77,988	$(54,323)	(69.7)%
AmTrust Reinsurance	(585,604)	1,065,691	(1,651,295)	(155.0)%
Total	$(561,939)	$1,143,679	$(1,705,618)	(149.1)%
Net premiums written for the three and six months ended June 30, 2019 decreased significantly compared to the same respective periods in 2018 as follows:

•
Premiums written in the AmTrust Reinsurance segment decreased significantly due to the recent termination of both the AmTrust Quota Share and the European Hospital Liability Quota Share effective January 1, 2019, therefore no new business has been written in this segment during 2019. Also, the Partial Termination Amendment resulted in Maiden Bermuda returning approximately $648.0 million in unearned premium to AII, or $436.8 million net of applicable ceding commission and brokerage; and

•
Premiums written in the Diversified Reinsurance segment decreased significantly by $21.0 million or 70.7% and $54.3 million or 69.7% for the three and six months ended June 30, 2019, respectively, compared to the same respective periods in 2018 largely due to non-renewals in our European Capital Solutions business combined with reduced business written within our IIS business.

Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned decreased by $370.4 million or 73.4% and $704.1 million or 68.9% for the three and six months ended June 30, 2019 compared to the same periods in 2018. The tables below compare net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the three and six months ended June 30, 2019 and 2018:

For the Three Months Ended June 30,	2019		2018		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$22,472	16.8%	$28,539	5.7%	$(6,067)	(21.3)%
AmTrust Quota Share Reinsurance	111,514	83.2%	475,849	94.3%	(364,335)	(76.6)%
Total	$133,986	100.0%	$504,388	100.0%	$(370,402)	(73.4)%

For the Six Months Ended June 30,	2019		2018		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$47,764	15.1%	$54,054	5.3%	$(6,290)	(11.6)%
AmTrust Quota Share Reinsurance	269,324	84.9%	967,147	94.7%	(697,823)	(72.2)%
Total	$317,088	100.0%	$1,021,201	100.0%	$(704,113)	(68.9)%
Net premiums earned in the AmTrust Reinsurance segment for the three and six months ended June 30, 2019 decreased by $364.3 million or 76.6% and $697.8 million or 72.2%, respectively, compared to the same respective periods in 2018 due to the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019. Please refer to the analysis of our AmTrust Reinsurance segment on page 49 for further discussion.
Net premiums earned in our Diversified Reinsurance segment for the three and six months ended June 30, 2019 decreased by $6.1 million or 21.3% and $6.3 million or 11.6%, respectively, compared to the same respective periods in 2018 driven by reductions in the quota share for German Auto Programs within our IIS business caused by a lower quota share cession percentage which declined from 65% in 2018 to 50% in 2019. Please refer to the analysis of our Diversified Reinsurance segment on page 47 for further discussion.

Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to page 48 for further discussion.
Net Investment Income and Net Realized Gains on Investment
For the three and six months ended June 30, 2019, net investment income decreased by $3.1 million or 9.2% and $4.0 million or 5.9%, respectively, compared to the same respective periods in 2018. This was driven by the decline in average book yields from 3.3% to 3.1% for the three and six months ended June 30, 2019 compared to the same respective periods in 2018.
Net realized gains on investment were $24.1 million and $13.0 million, respectively, for the three and six months ended June 30, 2019, compared to net realized losses of $0.4 million and $0.1 million for the same respective periods in 2018. The realized gains for the three months ended June 30, 2019 were primarily due to sales of corporate bonds during the second quarter in anticipation of completing and funding the LPT/ADC Agreement with Enstar. The realized gains for the six months ended June 30, 2019 were primarily driven by sales of corporate bonds during the second quarter in anticipation of completing and funding the LPT/ADC Agreement with Enstar, partially offset by net investment losses realized on the non-cash transfer of corporate and other debt securities in the first quarter of 2019 related to the Partial Termination Amendment with AmTrust and the conversion of a portion of reinsurance trust assets held as collateral into funds withheld receivable.
The following table details the Company's average investable assets and average book yield for the three and six months ended June 30, 2019 compared to the same period in 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Average investable assets(1)	$4,061,954	$4,133,196	$4,086,959	$4,128,076
Average book yield(2)	3.1%	3.3%	3.1%	3.3%

(1)	The average of the Company's investments, cash and cash equivalents, restricted cash and cash equivalents, funds withheld and loan to related party at each quarter-end during the period, as adjusted.

(2)	Ratio of net investment income over average investable assets at fair value, as adjusted.
Net Loss and Loss Adjustment Expenses
Net loss and LAE decreased by $248.4 million and $449.0 million during the three and six months ended June 30, 2019, respectively, compared to the same respective periods in 2018 largely due to the significant drop in earned premiums as a result of the termination of the AmTrust quota share agreements effective January 1, 2019.
The loss ratio for the second quarter of 2019 was impacted by net adverse prior year reserve development of $26.0 million or 19.3 percentage points compared to net adverse prior year reserve development of $28.2 million or 5.6 percentage points during the same period in 2018. The loss ratio for the six months ended June 30, 2019 was impacted by net adverse prior year reserve development of $33.3 million or 10.5 percentage points compared to $38.0 million or 3.7 percentage points during the same period in 2018.
The net loss and LAE ratios increased to 90.2% and 86.1% for the three and six months ended June 30, 2019, respectively, compared to 73.1% and 70.4% for the same respective periods in 2018 primarily due to the adverse development discussed above as well as changes in the mix of business being earned in the AmTrust Reinsurance segment in 2019 compared to 2018 as a result of the business subject to the Partial Termination Amendment with AmTrust.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $113.1 million or 69.5% and $210.1 million or 63.8% for the three and six months ended June 30, 2019, respectively, compared to the same respective periods in 2018 due to significantly lower earned premiums.
The commission and other acquisition expense ratio increased to 36.9% and 37.5% for the three and six months ended June 30, 2019, respectively, compared to 32.1% for the same respective periods in 2018 driven by an increase in ceding commission fees payable within the AmTrust Reinsurance segment as of January 1, 2019.
Under the Partial Termination Amendment with AmTrust, Maiden Bermuda agreed to pay five additional percentage points of ceding commission on the remaining unearned premium over the term of the contract which had an impact of $6.5 million and $14.1 million for the three and six months ended June 30, 2019, respectively.
General and Administrative Expenses
General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses comprise:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
General and administrative expenses – segments	$2,654	$5,675	$6,951	$11,076
General and administrative expenses – corporate	10,195	9,185	21,837	19,455
Total general and administrative expenses	$12,849	$14,860	$28,788	$30,531

Total general and administrative expenses decreased by $2.0 million, or 13.5% and $1.7 million or 5.7% for the three and six months ended June 30, 2019, respectively, compared to the same respective periods in 2018. The general and administrative expense ratio increased to 9.5% and 9.0% for the three and six months ended June 30, 2019, respectively, from 2.9% and 3.0% for the three and six months ended June 30, 2018, respectively, as a result of significantly lower earned premiums compared to the prior periods due to termination of the AmTrust quota share contracts effective January 1, 2019 and non-renewals within our International business.
The increased corporate expenses for the three and six months ended June 30, 2019 compared to the same respective periods in 2018 were largely due to approximately $3.0 million and $6.0 million, respectively, in non-recurring expenses including salary and related benefits associated with headcount reductions during 2019 as well as certain professional fees incurred.
Interest and Amortization Expenses
The interest and amortization expenses related to outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 ("Senior Notes") were unchanged at $4.8 million and $9.7 million for the three and six months ended June 30, 2019 and 2018, respectively. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes.
Foreign Exchange and Other Gains
Net foreign exchange and other gains amounted to $1.2 million and $6.2 million during the three and six months ended June 30, 2019, respectively, compared to net foreign exchange gains of $4.8 million and $2.4 million for the same respective periods in 2018.
Other gains of $4.3 million during the six months ended June 30, 2019 were realized due to proceeds received from the sale of AVS and its related European subsidiaries to Allianz Partners on January 10, 2019. Excluding the gain of $4.3 million related to the sale of AVS during the six months ended June 30, 2019, net foreign exchange gains of $1.9 million were realized during the six months ended June 30, 2019.
Foreign exchange gains for the three and six months ended June 30, 2018 were primarily attributable to the impact of the strengthening of the U.S. dollar on the re-measurement of net loss reserves and related liabilities mainly denominated in euros and British pounds.
Income Tax Benefit
The Company recorded an income tax benefit of $1.0 million and $1.1 million for the three and six months ended June 30, 2019, respectively, compared to $1.8 million and $3.2 million for the same respective periods in 2018. These amounts relate to income tax on the losses of our US and international subsidiaries. The effective rate of income tax was (45.4)% and 3.4% for the three and six months ended June 30, 2019, respectively, compared to 25.0% and (87.1)% for the three and six months ended June 30, 2018, respectively.
Dividends on Preference Shares
For the three and six months ended June 30, 2019, no dividends were declared or paid to preference shareholders compared to $8.5 million and $17.1 million of preference share dividends declared and paid during the same respective periods in 2018.
Please refer to "Notes to Consolidated Financial Statements Note 14. Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2018 for details on the Company’s preference shares.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results and associated ratios for our Diversified Reinsurance segment for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Gross premiums written	$11,244	$30,041	$26,582	$79,441
Net premiums written	$8,718	$29,717	$23,665	$77,988
Net premiums earned	$22,472	$28,539	$47,764	$54,054
Other insurance revenue	754	2,033	1,504	5,759
Net loss and LAE	(12,497)	(16,165)	(26,888)	(32,064)
Commission and other acquisition expenses	(8,147)	(9,988)	(17,408)	(19,300)
General and administrative expenses	(2,092)	(4,593)	(5,123)	(9,074)
Underwriting income (loss)	$490	$(174)	$(151)	$(625)
Ratios
Net loss and LAE ratio	53.8%	52.9%	54.6%	53.6%
Commission and other acquisition expense ratio	35.1%	32.7%	35.3%	32.2%
General and administrative expense ratio	9.0%	15.0%	10.4%	15.2%
Expense ratio	44.1%	47.7%	45.7%	47.4%
Combined ratio	97.9%	100.6%	100.3%	101.0%
The combined ratio for the three and six months ended June 30, 2019 decreased to 97.9% and 100.3%, respectively, compared to 100.6% and 101.0% for the same comparative periods in 2018, primarily due to decreased general and administrative expense ratios offsetting the increased net loss and LAE ratios and commission and other acquisition expense ratios.
Premiums — Gross premiums written decreased by $18.8 million or 62.6% and $52.9 million or 66.5% for the three and six months ended June 30, 2019 compared to the same respective periods in 2018. This was primarily due to non-renewals in our European Capital Solutions business resulting from the downgrade and subsequent withdrawal of Maiden Bermuda's credit rating combined with lower premiums due to a lower quota share cession percentage from German Auto in our IIS business during the three and six months ended June 30, 2019.
Net premiums written decreased by $21.0 million or 70.7% and $54.3 million or 69.7% during the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 mainly due to non-renewals in our European Capital Solutions business combined with lower net premiums written in our German Auto programs within our IIS business.
The tables below show net premiums written by line of business for the three and six months ended June 30, 2019 and 2018:

For the Three Months Ended June 30,	2019	2018	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Written
International	$8,718	$29,717	$(20,999)	(70.7)%
Total Diversified Reinsurance	$8,718	$29,717	$(20,999)	(70.7)%

For the Six Months Ended June 30,	2019	2018	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Written
International	$23,665	$77,947	$(54,282)	(69.6)%
Other	—	41	(41)	(100.0)%
Total Diversified Reinsurance	$23,665	$77,988	$(54,323)	(69.7)%
Net premiums earned decreased by $6.1 million or 21.3% and $6.3 million or 11.6% during the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to lower earned premiums from German Auto programs.

The tables below show net premiums earned by line of business for the three and six months ended June 30, 2019 and 2018:

For the Three Months Ended June 30,	2019	2018	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Earned
International	$22,472	$28,539	$(6,067)	(21.3)%
Total Diversified Reinsurance	$22,472	$28,539	$(6,067)	(21.3)%

For the Six Months Ended June 30,	2019	2018	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Earned
International	$47,764	$54,013	$(6,249)	(11.6)%
Other	—	41	(41)	(100.0)%
Total Diversified Reinsurance	$47,764	$54,054	$(6,290)	(11.6)%
Other Insurance Revenue — Other insurance revenue decreased by $1.3 million and $4.3 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 due to the sale of AVS and its subsidiaries on January 10, 2019. Through 2018, a substantial portion of our fee income was generated by AVS and its subsidiaries in Germany and Austria through its point of sale producers in select OEM's dealerships.
Net Loss and Loss Adjustment Expenses — Net loss and LAE decreased by $3.7 million or 22.7% and $5.2 million or 16.1% for the three and six months ended June 30, 2019, respectively, compared to the same respective periods in 2018. Net loss and LAE ratios increased to 53.8% and 54.6% for the three and six months ended June 30, 2019, respectively, compared with 52.9% and 53.6% during the same periods in 2018.
During the three months ended June 30, 2019, the net loss and LAE ratio increased by 0.9 percentage points compared to the same period in 2018 due to higher initial loss ratios on current year premiums earned during the period factoring in both market conditions and recent loss trends and experience. This was partially offset by favorable prior year loss reserve development which was $1.1 million or 4.5 percentage points during the three months ended June 30, 2019, compared to favorable development of $0.2 million or 0.6 percentage points for the same period in 2018. The loss development in 2019 was driven by favorable experience in German Auto programs, while the favorable loss development in 2018 was due to lower than expected loss emergence emanating from certain treaty contracts which are in run-off.
During the six months ended June 30, 2019, the net loss and LAE ratio increased by one percentage point compared to the same period in 2018 due to higher initial loss ratios on current year premiums earned during the period factoring in both market conditions and recent loss trends and experience. This was partially offset by favorable prior year loss reserve development which was $2.1 million or 4.3 percentage points during the six months ended June 30, 2019, compared to adverse development of $1.1 million or 1.8 percentage points for the same period in 2018. The loss development in 2019 was driven by favorable experience in German Auto programs and facultative reinsurance lines which are in run-off, while the adverse development in 2018 was due to higher than expected loss emergence emanating from certain treaty contracts which are in run-off.
The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be effected by the changes in the mix of business and the impact of the increase in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, as well as the impacts on the loss ratio described above, the combined ratio decreased by 2.7 and 0.7 percentage points for the three and six months ended June 30, 2019 compared to the same respective periods in 2018.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $1.8 million or 18.4% and $1.9 million or 9.8% for the three and six months ended June 30, 2019, respectively, compared to the same respective periods in 2018. The commission and other acquisition expense ratio for the three months ended June 30, 2019 increased to 35.1% compared to 32.7% for the same period in 2018, reflecting the impact of lower other insurance revenue which decreased by $1.3 million compared to the same period in 2018. Similarly, the commission and other acquisition expense ratio for the six months ended June 30, 2019 increased to 35.3% compared to 32.2% for the same period in 2018, reflecting the impact of lower other insurance revenue which decreased by $4.3 million compared to the same period in 2018. The variation in ratios for the three and six months ended June 30, 2019 was primarily due to the change in the mix of pro rata versus excess of loss premiums written during the period. Please refer to the reasons for the changes in the combined ratio discussed in the preceding paragraph.
General and Administrative Expenses — General and administrative expenses decreased by $2.5 million or 54.5% and $4.0 million or 43.5% for the three and six months ended June 30, 2019, respectively, compared to the same respective periods in 2018. The general and administrative expense ratio decreased to 9.0% and 10.4% for the three and six months ended June 30, 2019, respectively, compared to 15.0% and 15.2% for the same periods in 2018.
The decline in the general and administrative expense ratios were primarily as a result of the sale of AVS and its subsidiaries on January 10, 2019 by the Company, which caused lower compensation costs, legal and other professional fees incurred compared to the respective prior periods. The overall expense ratio (including commission and other acquisition expenses) for the three and six months ended June 30, 2019 was 44.1% and 45.7%, respectively, compared to 47.7% and 47.4% for the same respective periods in 2018.

AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $39.6 million and $81.5 million during the three and six months ended June 30, 2019, respectively, compared to $31.9 million and $36.1 million in the same periods in 2018. The larger underwriting loss was primarily due to lower earned premiums combined with the impact of significantly higher initial current year loss ratios, prior year adverse development and higher commissions paid for premiums earned during the three and six months ended June 30, 2019. The underwriting results and associated ratios for the AmTrust Reinsurance segment for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Gross premiums written	$(9,127)	$491,485	$(585,604)	$1,065,413
Net premiums written	$(9,127)	$491,311	$(585,604)	$1,065,691
Net premiums earned	$111,514	$475,849	$269,324	$967,147
Net loss and LAE	(109,088)	(353,836)	(247,158)	(691,143)
Commission and other acquisition expenses	(41,509)	(152,792)	(101,865)	(310,108)
General and administrative expenses	(562)	(1,082)	(1,828)	(2,002)
Underwriting loss	$(39,645)	$(31,861)	$(81,527)	$(36,106)
Ratios
Net loss and LAE ratio	97.8%	74.4%	91.8%	71.4%
Commission and other acquisition expense ratio	37.2%	32.1%	37.8%	32.1%
General and administrative expense ratio	0.5%	0.2%	0.7%	0.2%
Expense ratio	37.7%	32.3%	38.5%	32.3%
Combined ratio	135.5%	106.7%	130.3%	103.7%
The combined ratio increased 28.8 percentage points to 135.5% for the three months ended June 30, 2019 compared to 106.7% for the same period in 2018 due to the following factors:

•
higher loss ratios for current year premiums earned during the period primarily due to the Partial Termination Amendment which caused significant changes in the mix of business being earned in 2019 compared to 2018. These changes resulted in a higher current year loss ratio for the remaining in-force business;

•
increase in the ceding commission payable of $6.5 million for the remaining in-force business immediately prior to January 1, 2019 which increased by five percentage points (excluding Terminated Business) and related unearned premium as of January 1, 2019 under the Partial Termination Amendment; and

•
impact of adverse prior year loss development which was $27.1 million or 24.3 percentage points during the second quarter of 2019 compared to $28.4 million or 6.0 percentage points for the same period in 2018. Prior year adverse development in 2019 was primarily due to adverse development in Commercial Auto Liability in accident years 2015 to 2018, partly offset by favorable development in Workers Compensation. The prior year adverse development in 2018 was largely due to Worker's Compensation and General Liability.

The combined ratio increased by 26.6 percentage points to 130.3% for the six months ended June 30, 2019 compared to 103.7% for the same period in 2018 due to the following factors:

•
higher loss ratios for current year premiums earned during the period primarily due to the Partial Termination Amendment which caused changes in the mix of business being earned in 2019 compared to 2018. These changes resulted in a higher current year loss ratio for the remaining in-force business;

•
increase in the ceding commission payable of $14.1 million for the remaining in-force business immediately prior to January 1, 2019 which increased by five percentage points (excluding Terminated Business) and related unearned premium as of January 1, 2019 under the Partial Termination Amendment; and

•
impact of adverse prior year loss development which was $35.2 million or 13.1 percentage points during the six months ended June 30, 2019 compared to $36.9 million or 3.8 percentage points for the same period in 2018. Prior year adverse development in 2019 was primarily due to Commercial Auto Liability in accident years 2014 to 2018, partly offset by favorable development in Workers Compensation. The prior year adverse development in 2018 was largely due to Workers Compensation and General Liability, with a smaller contribution from Commercial Auto Liability, primarily driven by accident years 2015 and 2016.

Premiums — Gross premiums written decreased significantly for the three and six months ended June 30, 2019 compared to the same respective periods in 2018 reflecting the recent termination of both the AmTrust Quota Share and the European Hospital Liability Quota Share effective January 1, 2019, thus no new business has been written under these contracts during 2019. Also, the Partial Termination Amendment resulted in Maiden Bermuda returning approximately $648.0 million in unearned premium to AII, or approximately $436.8 million net of applicable ceding commission and brokerage.

The tables below show net premiums written by category for the three and six months ended June 30, 2019 and 2018:

For the Three Months Ended June 30,	2019	2018	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Written
Small Commercial Business	$5,515	$279,486	$(273,971)	(98.0)%
Specialty Program	(16,031)	103,196	(119,227)	(115.5)%
Specialty Risk and Extended Warranty	1,389	108,629	(107,240)	(98.7)%
Total AmTrust Reinsurance	$(9,127)	$491,311	$(500,438)	(101.9)%

For the Six Months Ended June 30,	2019	2018	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Written
Small Commercial Business	$(337,166)	$647,240	$(984,406)	(152.1)%
Specialty Program	(28,639)	192,327	(220,966)	(114.9)%
Specialty Risk and Extended Warranty	(219,799)	226,124	(445,923)	(197.2)%
Total AmTrust Reinsurance	$(585,604)	$1,065,691	$(1,651,295)	(155.0)%
Net premiums written in our AmTrust Reinsurance segment for the three and six months ended June 30, 2019 decreased significantly compared to the same respective periods in 2018 due to the recent termination of both the AmTrust Quota Share and the European Hospital Liability Quota Share effective January 1, 2019. As mentioned above, the Partial Termination Amendment resulted in Maiden Bermuda returning approximately $648.0 million in unearned premium to AII, or approximately $436.8 million net of applicable ceding commission and brokerage, which caused the negative written premiums in the six months ended June 30, 2019.
Net premiums earned decreased by $364.3 million or 76.6% and $697.8 million or 72.2% for the three and six months ended June 30, 2019, respectively, compared to the same respective periods in 2018 due to the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019.

The tables below detail net premiums earned by category for the three and six months ended June 30, 2019 and 2018:

For the Three Months Ended June 30,	2019		2018		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned
Small Commercial Business	$23,283	20.9%	$293,514	61.7%	$(270,231)	(92.1)%
Specialty Program	30,326	27.2%	96,739	20.3%	(66,413)	(68.7)%
Specialty Risk and Extended Warranty	57,905	51.9%	85,596	18.0%	(27,691)	(32.4)%
Total AmTrust Reinsurance	$111,514	100.0%	$475,849	100.0%	$(364,335)	(76.6)%

For the Six Months Ended June 30,	2019		2018		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned
Small Commercial Business	$62,738	23.3%	$609,223	63.0%	$(546,485)	(89.7)%
Specialty Program	106,547	39.6%	185,233	19.1%	(78,686)	(42.5)%
Specialty Risk and Extended Warranty	100,039	37.1%	172,691	17.9%	(72,652)	(42.1)%
Total AmTrust Reinsurance	$269,324	100.0%	$967,147	100.0%	$(697,823)	(72.2)%
Net Loss and Loss Adjustment Expenses — Net loss and LAE decreased by $244.7 million or 69.2% and $444.0 million or 64.2% for the three and six months ended June 30, 2019, respectively, compared to the same respective periods in 2018 due to significantly lower earned premiums as a result of the recent termination of both quota share agreements with AmTrust. Net loss and LAE ratios increased to 97.8% and 91.8% for the three and six months ended June 30, 2019, respectively, compared to 74.4% and 71.4% for the same respective periods in 2018.
During the three months ended June 30, 2019, the net loss and LAE ratio increased by 23.4 percentage points compared to the same period in 2018 primarily due to the following factors:

•
the Partial Termination Amendment caused significant changes in the mix of business being earned in 2019 compared to 2018. These changes resulted in a higher current year loss ratio for the remaining in-force business; and

•
the impact of adverse prior year loss development which was $27.1 million or 24.3 percentage points during the three months ended June 30, 2019, compared to $28.4 million or 6.0 percentage points for the same period in 2018. Prior year adverse development in 2019 was due to adverse development in Commercial Auto Liability in accident years 2014 to 2017, Specialty Risk and Hospital Liability, partly offset by favorable development in Workers Compensation. The 2018 adverse development was largely from Workers Compensation and General Liability.

During the six months ended June 30, 2019, the net loss and LAE ratio increased by 20.4 percentage points compared to the same period in 2018 primarily due to the following factors:

•
the Partial Termination Amendment caused significant changes in the mix of business being earned in 2019 compared to 2018. These changes resulted in a higher current year loss ratio for the remaining in-force business; and

•
the impact of adverse prior year loss development which was $35.2 million or 13.1 percentage points during the six months ended June 30, 2019, compared to $36.9 million or 3.8 percentage points for the same period in 2018. Prior year adverse development in 2019 was due to Commercial Auto Liability in accident years 2014 to 2018, partly offset by favorable development in Workers Compensation. The 2018 adverse development was due to Workers Compensation and General Liability, with a smaller contribution from Commercial Auto Liability, primarily driven by accident years 2015 and 2016.

Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $111.3 million or 72.8% and $208.2 million or 67.2% for the three and six months ended June 30, 2019, respectively, compared to the same respective periods in 2018 due to significantly lower earned premiums as a result of recent terminations of both quota share agreements with AmTrust effective January 1, 2019.
The commission and other acquisition expense ratio increased to 37.2% and 37.8% for the three and six months ended June 30, 2019, respectively, compared to 32.1% for the same respective periods in 2018 driven by the increase in ceding commission payable for the remaining in-force business immediately prior to January 1, 2019 which increased by five percentage points (excluding Terminated Business) and related unearned premium as of January 1, 2019 under the Partial Termination Amendment. The increase in commission expenses due to the higher ceding commission rate payable was $6.5 million and $14.1 million, respectively, for the three and six months ended June 30, 2019.
General and Administrative Expenses — General and administrative expenses decreased slightly by $0.5 million or 48.1% and $0.2 million or 8.7% for the three and six months ended June 30, 2019, respectively, compared to the same respective periods in 2018. The general and administrative expense ratios increased to 0.5% and 0.7% for the three and six months ended June 30, 2019, respectively, compared to 0.2% for the same respective periods in 2018 as a result of significantly lower earned premiums due to the recent termination of both quota share agreements with AmTrust effective January 1, 2019.
The overall expense ratio (including commission and other acquisition expenses) increased to 37.7% and 38.5% for the three and six months ended June 30, 2019, respectively, compared to 32.3% for the same respective periods in 2018 primarily due to the increase in ceding commission payable under the Partial Termination Amendment as discussed above.

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
As discussed previously in the "Overview to Critical Accounting Policies", the Partial Termination Amendment was effective as of January 1, 2019. During January 2019, as part of this amendment, the Company transferred cash and investments of $480.0 million to AII based on provisional estimates. On May 30, 2019, AII reported to Maiden the actual unearned premium applicable to the Terminated Business as of December 31, 2018. As the estimated unearned premium exceeded the actual unearned premium, AII returned the excess to Maiden Bermuda which was approximately $43.2 million.
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
As a result of the remediation measures implemented including, but not limited to, the transactions resulting from the Strategic Review, the LPT/ADC Agreement with Enstar and the Commutation and Release Agreement with AmTrust, which were both entered into on July 31, 2019, the Company and Maiden Bermuda will meet and exceed the respective MSM and ECR ratios required by the Bermuda insurance legislation. Further, as a result of these measures, we expect the relevant capital and solvency levels and ratios at both the Group and operating company level to continue to improve throughout the remainder of 2019. Consistent with the continuing recovery of our capital base, we remain actively engaged in ongoing discussions with the Bermuda Monetary Authority ("BMA") regarding the formulation of our longer term business plan, which will require the approval of the BMA for any new reinsurance business.
Finally, the amount of dividends that can be distributed from Maiden Bermuda is, under certain circumstances, limited under Bermuda law and Bermuda regulatory requirements, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity in accordance with the BSCR. Presently, we have voluntarily undertaken with the BMA not to make any capital distributions of any kind, including the payment of any common or preference share dividends, without the express consent of the BMA.
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
Our business has undergone significant changes in the last year. As previously noted, the Strategic Review resulted in a series of transactions that have materially reduced the risk on our balance sheet and have transformed our operations. As a result of the transactions entered into from the Strategic Review, the Company's gross and net premiums written are and will continue to be materially lower in 2019 and investment income will become a significantly larger portion of our revenues. This has resulted in negative operating cash flow as detailed in the table below. We expect this trend to continue throughout the remainder of 2019.
We expect to use funds from cash and investment portfolios, collected premiums on reinsurance contracts in force or being run-off, investment income and proceeds from sales and redemptions of investments to meet expected claims payments and operational expenses. The premium for the LPT/ADC Agreement with Enstar and the Commutation and Release Agreement with AmTrust will be paid from restricted cash and investments. Claim payments will be principally from the run-off of existing reserves for losses and loss adjustment expenses. A significant portion of those liabilities are collateralized and claim payments will be funded by using this collateral which should provide sufficient funding to fulfill those obligations.We generally expect negative operating cash flows to be met or exceeded by positive investing cash flows. Overall, we expect our cash flows, together with our existing capital base and unrestricted cash and investments to be sufficient to meet our cash requirements and to operate our business.

The table below summarizes our operating, investing and financing cash flows for the six months ended June 30, 2019 and 2018:

For the Six Months Ended June 30,	2019	2018
	($ in thousands)
Operating activities	$(503,657)	$56,104
Investing activities	630,908	22,200
Financing activities	(13)	(42,208)
Effect of exchange rate changes on foreign currency cash	(177)	(820)
Total increase in cash, restricted cash and cash equivalents	127,061	35,276
Less: change in cash, restricted cash and cash equivalents of discontinued operations	(6,113)	2,030
Total increase in cash, restricted cash and cash equivalents of continuing operations	$133,174	$33,246
Cash Flows used in Operating Activities
Cash flows used in operating activities for the six months ended June 30, 2019 were $503.7 million compared to cash flows provided by operating activities of $56.1 million for the six months ended June 30, 2018, a decrease of $559.8 million. Cash flows used in discontinued operations were $1.8 million for the six months ended June 30, 2019 compared to $78.6 million in the six months ended June 30, 2018. Cash flows used in continuing operating activities were $501.8 million for the six months ended June 30, 2019 compared to cash flows provided by continuing operations of $134.7 million for the six months ended June 30, 2018.
The decrease in operating cash flows from continuing operations was primarily the result of the termination of the AmTrust Quota Share and European Hospital Liability Quota Share, including the Partial Termination Amendment, which significantly decreased gross premiums written during the six months ended June 30, 2019 compared to the same period in 2018. The decrease in operating cash flows also includes the new funds withheld arrangement with AmTrust in 2019. A total of $425.2 million cash and cash equivalents was transferred to AmTrust as a result of these transactions, as well as claims payments net of premium adjustments for the AmTrust Quota Share, during the six months ended June 30, 2019.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. The Company continues to deploy available cash for longer-term investments as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at relatively low levels. Net cash provided by investing activities was $630.9 million for the six months ended June 30, 2019 compared to $22.2 million for the same period in 2018.
Cash flows used in discontinued operations was $6.1 million for the six months ended June 30, 2019 compared to cash flows provided by discontinued operations of $97.8 million for the same period in 2018. Cash flows provided by continuing operations was $637.0 million during the six months ended June 30, 2019 compared to cash flows used in continuing operations of $75.6 million for the same period in 2018 as the purchases of fixed maturity securities were lower and the proceeds from maturities and sales of fixed maturities were higher during the six months ended June 30, 2019 compared to the same period in 2018. During the six months ended June 30, 2019, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $638.5 million compared to an outflow of $74.6 million for the same period in 2018.
Cash Flows from Financing Activities
Cash flows used in financing activities were $0.01 million for the six months ended June 30, 2019 compared to $42.2 million for the same period in 2018. No dividends on common or preference shares were paid during the six months ended June 30, 2019. Our Board of Directors have not declared any common or preference share dividends since the fourth quarter of 2018. The cash outflow during the six months ended June 30, 2018 primarily relates to dividends paid to holders of preference shares of $17.1 million and dividends paid to holders of common shares of $24.9 million.
Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019.
At June 30, 2019 and December 31, 2018, restricted cash and cash equivalents and fixed maturity investments used as collateral were $2.9 billion and $4.0 billion, respectively. This collateral represents 83.6% and 91.9% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and cash equivalents) at June 30, 2019 and December 31, 2018, respectively.
Investments
The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities which are all designated as available-for-sale ("AFS") at June 30, 2019. Please see "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q.
During the six months ended June 30, 2019, the yield on the 10-year U.S. Treasury bond decreased by 69 basis points to 2.00%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio.

The continuing downward shift in the U.S. Treasury yield curve during the six months ended June 30, 2019 reflects a potentially more accommodative Federal Reserve policy for the remainder of 2019 primarily due to global trade tensions and uncertainty and investor appetite for relatively risk-free investments amid concerns regarding future global economic growth.
The movement in the market values of our AFS fixed maturity portfolio during the six months ended June 30, 2019 generated net unrealized gains of $87.8 million, primarily due to the recent trend of lower long-term interest rates along with lower inflation expectations as a result of slower global economic growth, both of which have increased bond prices during the six months ended June 30, 2019. Please see "Liquidity and Capital Resources - Capital Resources" on page 60 for further information.
At June 30, 2019, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods. In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.
At June 30, 2019 and December 31, 2018, these respective durations in years were as follows:

	June 30, 2019	December 31, 2018
Fixed maturities and cash and cash equivalents	3.1	4.2
Reserve for loss and LAE	3.9	4.5
During the six months ended June 30, 2019, the weighted average duration of our fixed maturity investment portfolio decreased by 1.1 years to 3.1 years and the duration for the reserve for loss and LAE decreased by 0.6 years to 3.9 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities ("CMBS"). At June 30, 2019, the duration of our fixed maturity investment portfolio had decreased compared to December 31, 2018 as we had sold fixed maturities in anticipation of entering into the LPT/ADC Agreement with Enstar prior to that date as the premium is to be paid in cash. Furthermore, upon entering into both the LPT/ADC Agreement with Enstar and the Commutation and Release Agreement with AmTrust, we anticipate that the duration of our reserve for loss and LAE will decrease also and the differential between asset and liability duration will narrow. We expect to make further adjustments to return that differential to its historical range as the effects of the LPT/ADC Agreement with Enstar and the Commutation and Release Agreement with AmTrust on liability duration are confirmed.

The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows:

June 30, 2019	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$365,953	$1,153	$(3)	$367,103	2.1%	0.4
U.S. agency bonds – mortgage-backed	950,301	9,299	(3,203)	956,397	2.9%	5.4
U.S. agency bonds – other	51,875	4	(1)	51,878	2.1%	0.0
Non-U.S. government and supranational bonds	29,321	313	(298)	29,336	3.1%	3.2
Asset-backed securities	220,938	681	(553)	221,066	4.2%	0.8
Corporate bonds	1,310,870	37,115	(15,258)	1,332,727	3.0%	3.9
Municipal bonds	12,949	142	—	13,091	3.8%	1.9
Total AFS fixed maturities	2,942,207	48,707	(19,316)	2,971,598	3.0%	3.7
Cash and cash equivalents	464,163	—	—	464,163	2.2%	0.0
Total	$3,406,370	$48,707	$(19,316)	$3,435,761	2.8%	3.1

December 31, 2018	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$138,625	$448	$(1)	$139,072	2.6%	1.1
U.S. agency bonds – mortgage-backed	1,485,716	3,491	(36,073)	1,453,134	3.0%	5.8
U.S. agency bonds – other	129,741	40	(548)	129,233	2.8%	1.0
Non-U.S. government and supranational bonds	11,212	66	(1,206)	10,072	3.4%	5.1
Asset-backed securities	216,072	425	(1,415)	215,082	4.2%	2.4
Corporate bonds	1,128,614	6,525	(30,164)	1,104,975	3.0%	4.3
Total AFS fixed maturities	3,109,980	10,995	(69,407)	3,051,568	3.1%	4.6
HTM fixed maturities
Corporate bonds	957,845	3,872	(20,990)	940,727	3.7%	4.4
Municipal bonds	57,836	—	(551)	57,285	3.2%	4.0
Total HTM fixed maturities	1,015,681	3,872	(21,541)	998,012	3.7%	4.4
Cash and cash equivalents	330,989	—	—	330,989	2.1%	0.0
Total	$4,456,650	$14,867	$(90,948)	$4,380,569	3.1%	4.2

(1)
Average yield is calculated by dividing annualized investment income for each sub-component of AFS and HTM securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

(2)	Average duration in years.
At June 30, 2019, 94.9% of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
U.S. agency bonds - mortgage-backed
Residential mortgage-backed ("RMBS")
GNMA – fixed rate	$104,106	10.3%	$152,626	9.6%
GNMA – variable rate	7,812	0.8%	10,773	0.7%
FNMA – fixed rate	467,870	46.4%	742,749	46.9%
FHLMC – fixed rate	376,609	37.4%	546,986	34.6%
Total U.S. agency bonds - mortgage-backed	956,397	94.9%	1,453,134	91.8%
U.S. agency bonds - fixed rate	51,878	5.1%	129,233	8.2%
Total U.S. agency bonds	$1,008,275	100.0%	$1,582,367	100.0%
Our Agency MBS portfolio is 32.2% of our fixed maturity investments at June 30, 2019. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reduce the total amount of investment income we earn.
At June 30, 2019 and December 31, 2018, 99.1% and 98.7%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+, or equivalent, or less. Please see "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

The security holdings by sector and financial strength rating of our corporate bond holdings at June 30, 2019 and December 31, 2018 were as follows:

	Ratings(1)
June 30, 2019	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds						($ in thousands)
Basic Materials	—%	—%	0.5%	1.0%	—%	$19,690	1.5%
Communications	—%	1.0%	2.7%	3.0%	—%	89,481	6.7%
Consumer	—%	0.4%	14.6%	14.7%	0.4%	400,755	30.1%
Energy	—%	0.7%	5.4%	2.4%	—%	113,111	8.5%
Financial Institutions	—%	2.9%	30.1%	9.5%	0.4%	571,472	42.9%
Industrials	—%	—%	1.5%	3.8%	—%	70,872	5.3%
Technology	—%	0.6%	2.0%	1.3%	1.1%	67,346	5.0%
Total	—%	5.6%	56.8%	35.7%	1.9%	$1,332,727	100.0%

	Ratings(1)
December 31, 2018	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds						($ in thousands)
Basic Materials	—%	—%	0.8%	2.1%	0.7%	$73,696	3.6%
Communications	—%	0.9%	2.7%	5.0%	—%	175,924	8.6%
Consumer	—%	0.2%	13.0%	16.0%	0.3%	602,756	29.5%
Energy	—%	1.4%	3.9%	3.6%	0.7%	195,259	9.6%
Financial Institutions	0.1%	3.1%	26.8%	9.8%	0.3%	822,245	40.1%
Industrials	—%	—%	1.3%	3.7%	—%	103,349	5.0%
Technology	—%	0.7%	1.4%	0.9%	0.6%	72,473	3.6%
Total	0.1%	6.3%	49.9%	41.1%	2.6%	$2,045,702	100.0%

(1)	Ratings as assigned by S&P, or equivalent
At June 30, 2019, the Company’s ten largest corporate holdings, 90.2% of which are U.S. dollar denominated and 51.2% of which are in the Financial Institutions sector, at fair value and as a percentage of all fixed income securities were as follows:

June 30, 2019	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating(1)
	($ in thousands)
Gilead Sciences Inc, 3.65% Due 3/1/2026	$21,115	0.7%	A
Brookfield Asset Management Inc, 4.00%, Due 1/15/2025	20,843	0.7%	A-
Rabobank Nederland Utrec, 3.875% Due 2/8/2022	19,878	0.7%	A+
BNP Paribas, 5.00% Due 1/15/2021	19,874	0.7%	A+
Nissan Motor Acceptance Corp, 3.875%, Due 9/21/2023	18,977	0.6%	A-
Electricite de France, 4.625%, Due 9/11/2024	18,079	0.6%	A-
UBS Group Funding (Jersey) Ltd, 2.65% Due 2/1/2022	17,085	0.6%	A-
Bank of New York Mellon Corp, 3.00%, Due 2/24/2025	16,454	0.6%	A
Pepsico Inc., 3.60%, Due 3/1/2024	15,924	0.5%	A+
BAE Systems (Holdings) Ltd., 3.80%, Due 10/7/2024	15,701	0.5%	BBB
Total	$183,930	6.2%

(1)	Ratings as assigned by S&P, or equivalent

At June 30, 2019 and December 31, 2018, respectively, we hold the following non-U.S. dollar denominated securities:

	June 30, 2019		December 31, 2018
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated corporate bonds	$318,503	96.3%	$338,712	97.1%
Non-U.S. government and supranational bonds	12,180	3.7%	10,072	2.9%
Total non-U.S. dollar denominated AFS securities	$330,683	100.0%	$348,784	100.0%
At June 30, 2019 and December 31, 2018, respectively, these non-U.S. securities are invested in the following currencies:

	June 30, 2019		December 31, 2018
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Euro	$281,450	85.1%	$284,440	81.6%
British Pound	41,532	12.6%	37,469	10.7%
Canadian Dollar	5,390	1.6%	5,658	1.6%
All other currencies	2,311	0.7%	21,217	6.1%
Total non-U.S. dollar denominated AFS securities	$330,683	100.0%	$348,784	100.0%
The net decrease in non-U.S. denominated fixed maturities is primarily due to sales of Australian dollar denominated corporate bonds during the six months ended June 30, 2019. At June 30, 2019 and December 31, 2018, all of the Company's non-U.S. government and supranational issuers have a rating of A or higher by S&P.
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

Ratings(1)	June 30, 2019		December 31, 2018
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$500	0.2%	$2,258	0.7%
AA+, AA, AA-	19,713	6.2%	28,725	8.5%
A+, A, A-	142,533	44.7%	148,204	43.7%
BBB+, BBB, BBB-	144,987	45.5%	148,672	43.9%
BB+ or lower	10,770	3.4%	10,853	3.2%
Total non-U.S. dollar denominated corporate bonds	$318,503	100.0%	$338,712	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies at June 30, 2019 and December 31, 2018, respectively.
Other Balance Sheet Changes
The following table summarizes the Company's other material balance sheet changes at June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019	December 31, 2018	Change	Change %
Deferred commission and other acquisition expenses	$113,630	$388,442	$(274,812)	(70.7)%
Funds withheld receivable	681,272	27,039	654,233	2,419.6%
Unearned premiums	322,166	1,200,419	(878,253)	(73.2)%
Liability for investments purchased	298,939	—	298,939	NM
Accrued expenses and other liabilities	14,805	65,494	(50,689)	(77.4)%
NM - not meaningful
The Company's deferred commission and other acquisition expenses decreased by 70.7% and unearned premiums decreased by 73.2% primarily due to the Partial Termination Amendment with AmTrust which resulted in Maiden Bermuda returning approximately $648.0 million in unearned premium to AII, or approximately $436.8 million, net of applicable deferred commission and other acquisition expenses of $211.2 million. The amounts further declined due to the termination of the remaining business under both quota share contracts with AmTrust which are now in run-off with no new business written beginning January 1, 2019. Accrued expenses and other liabilities decreased by 77.4% as at June 30, 2019 compared to December 31, 2018 due to reductions in the reinsurance balances payable as a result of the termination of both AmTrust reinsurance contracts effective January 1, 2019.
Funds withheld receivable increased by $654.2 million due to the conversion of a portion of the existing trust accounts used for collateral on the AmTrust Quota Share into a funds withheld arrangement and the establishment of a funds withheld arrangement on the AIU DAC portion of the European Hospital Liability Quota Share, which is a permitted collateral option under each respective agreement, during the six months ended June 30, 2019. The liability for investments purchased increased by $298.9 million due to timing on investment trades primarily within the trust accounts used for collateral on the AmTrust Quota Share which were settled using restricted cash subsequent to June 30, 2019.
Capital Resources
Capital resources consist of funds deployed in support of our operations. In the six months ended June 30, 2019, our total capital resources increased by $36.3 million, or 4.4% compared to December 31, 2018 due to the favorable movement in unrealized gains on our investment portfolio partly offset by a net loss attributable to common shareholders. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next twelve months. The following table shows the movement in total capital resources at June 30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019	December 31, 2018	Change	Change %
Preference shares	$465,000	$465,000	$—	—%
Common shareholders' equity	125,572	89,275	36,297	40.7%
Total Maiden shareholders' equity	590,572	554,275	36,297	6.5%
Senior Notes - principal amount	262,500	262,500	—	—%
Total capital resources	$853,072	$816,775	$36,297	4.4%
The major factors contributing to the net increase in capital resources were as follows:
Maiden shareholders' equity
Total shareholders' equity at June 30, 2019 increased by $36.3 million, or 6.5%, compared to December 31, 2018 primarily due to the following factors:

•
net increase in AOCI of $86.8 million which arose due to: 1) an increase in net unrealized gains on investment of $89.0 million resulting from the net increase in the fair value of our investment portfolio relating to market price movements due to declining interest rates during the six months ended June 30, 2019; offset by 2) a decrease in cumulative translation adjustments of $2.3 million due to the effect of the recent depreciation of the euro and British pound relative to the original currencies on our non-U.S. dollar net liabilities (excluding non-U.S. dollar denominated AFS fixed maturities);

•	net increase in share based transactions of $1.6 million; and partly offset by

•	net loss attributable to Maiden of $52.0 million. Please see the discussion of the Company’s net loss for the six months ended June 30, 2019 on page 43 of the "Results of Operations".
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the six months ended June 30, 2019, the Company did not repurchase any common shares under its share repurchase authorization. At June 30, 2019, the Company has a remaining authorization of $74.2 million for share repurchases.
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 12. Shareholders' Equity" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the equity instruments issued by the Company at June 30, 2019 and December 31, 2018.
Senior Notes
There were no changes in the Company’s Senior Notes at June 30, 2019 compared to December 31, 2018 and the Company did not enter into any short-term borrowing arrangements during the six months ended June 30, 2019. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes.
Financial Strength Ratings
In February 2019, we requested from A.M. Best to withdraw our financial strength rating. On February 28, 2019, A.M. Best approved the withdrawal with a final rating as "B++" (Good) with negative outlook and implications as previously disclosed in the "Financial Strength Ratings" of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Aggregate Contractual Obligations
In the normal course of business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. As a result of the adoption of Topic 842 accounting standard for leases on January 1, 2019, the Company’s contractual operating lease obligations have been capitalized at the net present value of future lease payments on the Company's Condensed Consolidated Balance Sheet at June 30, 2019. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 10. Commitments and Contingencies" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Operating Lease Obligations. There are no other material changes from what was disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Australian dollar and the Canadian dollar. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely affected. At June 30, 2019, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange gains amounted to $1.2 million and $1.9 million during the three and six months ended June 30, 2019, respectively, compared to $4.8 million and $2.4 million for the same respective periods in 2018.
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
Off-Balance Sheet Arrangements
At June 30, 2019, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At June 30, 2019, we had AFS fixed maturity securities with a fair value of $3.0 billion that are subject to interest rate risk.
The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities at June 30, 2019 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of AOCI. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of our AFS fixed maturity securities and on our shareholders’ equity at June 30, 2019:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$2,735,561	$(236,037)	(40.0)%
100 basis point increase	2,853,606	(117,992)	(20.0)%
No change	2,971,598	—	—%
100 basis point decrease	3,081,664	110,066	18.6%
200 basis point decrease	3,187,226	215,628	36.5%
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
Counterparty Credit Risk
The concentrations of the Company’s counterparty credit risk exposures have not changed materially compared to December 31, 2018. The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments at June 30, 2019 and December 31, 2018:

Ratings(1)	June 30, 2019	December 31, 2018
AA+ or better	50.6%	46.3%
AA, AA-, A+, A, A-	31.8%	31.4%
BBB+, BBB, BBB-	16.7%	21.0%
BB+ or lower	0.9%	1.3%
	100.0%	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At June 30, 2019, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government and agencies which are rated AA+ (please see "Liquidity and Capital Resources - Investments" on page 55), with the largest corporate issuer and the top ten corporate issuers accounting for only 0.7% and 6.2% of the Company’s total fixed income securities, respectively.
The Company is subject to the credit risk of its cedants in the event of their insolvency or their failure to honor the value of the funds withheld balances due to the Company for any other reason. However, the Company’s credit risk in some jurisdictions is mitigated by a mandatory or contractual right of offset of amounts payable by the Company to a cedant against amounts due to the Company. In certain other jurisdictions, the Company is able to mitigate this risk, depending on the nature of the funds withheld arrangements, to the extent that the Company has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to cedants for losses payable and other amounts contractually due.
On January 11, 2019, a portion of the existing trust accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred cash and investments of $575.0 million to AmTrust which bears an interest rate of 3.5%, subject to annual adjustment. At June 30, 2019, the balance of funds withheld was $575.0 million and the accrued interest was $5.0 million. Also, in January 2019, AIU DAC requested that Maiden Bermuda provide collateral to secure its proportional share under the European Hospital Liability Quota Share agreement. Accordingly, Maiden Bermuda transferred cash of €45.1 million ($51.2 million) to AIU DAC as a funds withheld receivable. AIU DAC will pay Maiden a fixed annual interest rate of 0.50%, on the average daily Funds Withheld balance, commencing on January 24, 2019, subject to annual adjustment. At June 30, 2019, the balance of funds withheld was €45.1 million ($58.1 million) and the accrued interest was $0.1 million. We are subject to the credit risk that AII and/or AmTrust will fail to reimburse Maiden Bermuda for these funds that AmTrust’s U.S. insurance company subsidiaries retain and the income on those assets.
The Company also has exposure to credit risk as it relates to its reinsurance balances receivable. Reinsurance balances receivable from the Company’s clients at June 30, 2019 were $67.6 million, including balances both currently due and accrued. We are also subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay the principal pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets.
The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable and funds withheld from losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at June 30, 2019.
Foreign Currency Risk
The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies.
We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At June 30, 2019, no hedging instruments have been entered into. Our principal foreign currency exposure is to the euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $18.3 million and $36.5 million, respectively.
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
2. (c) Share Repurchases
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. There were no share repurchases made during the three months ended June 30, 2019 under the share repurchase authorization.

For the Three Months Ended June 30, 2019	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Dollar amount still available under trading plan
				($ in thousands)
April 1, 2019 - April 30, 2019	—	—	—	$74,245
May 1, 2019 - May 31, 2019	23,038	$0.77	—	74,245
June 1, 2019 - June 30, 2019	—	—	—	74,245
Total	23,038	0.77	—	74,245

Subsequent to the three months ended June 30, 2019 and through the period ended August 9, 2019, the Company did not repurchase any additional common shares which represent withholdings in respect of tax obligations on the vesting of performance based shares.
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

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO
10.1	Adverse Development Cover Agreement by and between Maiden Reinsurance Ltd. and Cavello Bay Reinsurance Limited, dated July 31, 2019
10.2	Commutation Agreement and Release between Maiden Reinsurance Ltd. and AmTrust International Insurance, dated July 31, 2019
10.3	Post-Termination Endorsement No.1 between Maiden Reinsurance Ltd. and AmTrust International Insurance to the Amended and Restated Quota Share Reinsurance Contract, dated July 31, 2019
10.4
Master Collateral Agreement between Maiden Reinsurance Ltd., Cavello Bay Reinsurance Limited, AmTrust Financial Services, Inc., AmTrust International Insurance, Ltd. and Technology Insurance Company, Inc., dated July 31, 2019

101.1
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensive Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) the unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
August 9, 2019		/s/ Lawrence F. Metz
Lawrence F. Metz President and Chief Executive Officer

/s/ Patrick J. Haveron
Patrick J. Haveron Chief Financial Officer