Form 10-Q
period 2019-09-30
Maiden Holdings, Ltd.
filed 2019-11-12
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File No. 001-34042
MAIDEN HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0570192
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
94 Pitts Bay Road
Pembroke
Bermuda	HM08
(Address of principal executive offices)	(Zip Code)
(441) 298-4900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common Shares, par value $0.01 per share	MHLD	NASDAQ Capital Market
Series A Preference Shares, par value $0.01 per share	MH.PA	New York Stock Exchange
Series C Preference Shares, par value $0.01 per share	MH.PC	New York Stock Exchange
Series D Preference Shares, par value $0.01 per share	MH.PD	New York Stock Exchange
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
Yes ☐ No ☒
As of October 31, 2019, the number of shares of the Registrant's Common Stock ($.01 par value) outstanding was 83,111,180.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2019 - $2,040,852; 2018 - $3,109,980)	$2,059,560	$3,051,568
Fixed maturities, held-to-maturity, at amortized cost (fair value 2018 - $998,012)	—	1,015,681
Other investments, at fair value	30,412	23,716
Total investments	2,089,972	4,090,965
Cash and cash equivalents	39,755	200,841
Restricted cash and cash equivalents	33,171	130,148
Accrued investment income	19,139	27,824
Reinsurance balances receivable, net (includes $30,211 and $38,278 from related parties in 2019 and 2018, respectively)	46,291	67,997
Reinsurance recoverable on unpaid losses	615,481	71,901
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $80,390 and $370,037 from related parties in 2019 and 2018, respectively)	90,367	388,442
Funds withheld receivable (includes $630,701 from related parties in 2019)	678,775	27,039
Other assets	11,029	10,700
Assets held for sale	—	103,628
Total assets	$3,791,955	$5,287,460
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $2,456,559 and $2,950,388 from related parties in 2019 and 2018, respectively)	$2,625,858	$3,126,134
Unearned premiums (includes $226,828 and $1,135,913 from related parties in 2019 and 2018, respectively)	261,130	1,200,419
Deferred gain on retroactive reinsurance	104,542	—
Accrued expenses and other liabilities	12,416	66,183
Senior notes - principal amount	262,500	262,500
Less: unamortized debt issuance costs	7,646	7,806
Senior notes, net	254,854	254,694
Liabilities held for sale	—	85,114
Total liabilities	3,258,800	4,732,544
Commitments and Contingencies
EQUITY
Preference shares	465,000	465,000
Common shares ($0.01 par value; 88,124,360 and 87,938,537 shares issued in 2019 and 2018, respectively; 83,111,180 and 82,948,577 shares outstanding in 2019 and 2018, respectively)	881	879
Additional paid-in capital	751,138	749,418
Accumulated other comprehensive income (loss)	21,936	(65,616)
Accumulated deficit	(674,267)	(563,891)
Treasury shares, at cost (5,013,180 and 4,989,960 shares in 2019 and 2018, respectively)	(31,533)	(31,515)
Total Maiden shareholders’ equity	533,155	554,275
Noncontrolling interests in subsidiaries	—	641
Total equity	533,155	554,916
Total liabilities and equity	$3,791,955	$5,287,460
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Gross premiums written	$35,844	$484,493	$(523,178)	$1,629,347
Net premiums written	$35,944	$482,806	$(525,995)	$1,626,485
Change in unearned premiums	58,954	37,271	937,981	(85,207)
Net premiums earned	94,898	520,077	411,986	1,541,278
Other insurance revenue	554	1,870	2,058	7,629
Net investment income	13,223	34,419	76,367	101,548
Net realized gains (losses) on investment	12,700	(225)	25,685	(282)
Total other-than-temporary impairment losses	(165)	(479)	(165)	(479)
Total revenues	121,210	555,662	515,931	1,649,694
Expenses
Net loss and loss adjustment expenses	140,860	600,296	415,110	1,323,503
Commission and other acquisition expenses	32,763	167,618	152,036	497,026
General and administrative expenses	8,546	19,207	37,334	49,738
Interest and amortization expenses	4,831	4,829	14,490	14,487
Foreign exchange and other (gains) losses	(7,827)	552	(14,013)	(1,862)
Total expenses	179,173	792,502	604,957	1,882,892
Loss from continuing operations before income taxes	(57,963)	(236,840)	(89,026)	(233,198)
Less: income tax expense (benefit)	87	3,573	(977)	402
Loss from continuing operations	(58,050)	(240,413)	(88,049)	(233,600)
Loss from discontinued operations, net of income tax	(277)	(59,819)	(22,327)	(41,609)
Net loss	(58,327)	(300,232)	(110,376)	(275,209)
Net income from continuing operations attributable to noncontrolling interests	—	(62)	—	(180)
Net loss attributable to Maiden	(58,327)	(300,294)	(110,376)	(275,389)
Dividends on preference shares	—	(8,545)	—	(25,636)
Net loss attributable to Maiden common shareholders	$(58,327)	$(308,839)	$(110,376)	$(301,025)
Basic and diluted loss from continuing operations per share attributable to Maiden common shareholders	$(0.70)	$(3.00)	$(1.06)	$(3.12)
Basic and diluted loss from discontinued operations per share attributable to Maiden common shareholders	—	(0.72)	(0.27)	(0.50)
Basic and diluted loss per share attributable to Maiden common shareholders	$(0.70)	$(3.72)	$(1.33)	$(3.62)
Weighted average number of common shares - basic and diluted	83,092,085	83,089,172	83,036,925	83,085,441

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(58,327)	$(300,232)	$(110,376)	$(275,209)
Other comprehensive income (loss)
Net unrealized holdings (losses) gains on available-for-sale fixed maturities arising during period	(2,129)	(24,658)	89,919	(141,926)
Adjustment for reclassification of net realized (gains) losses recognized in net (loss) income	(8,555)	785	(11,482)	40
Foreign currency translation adjustment	11,480	4,458	9,286	12,123
Other comprehensive income (loss), before tax	796	(19,415)	87,723	(129,763)
Income tax (expense) benefit related to components of other comprehensive income (loss)	(12)	2	(93)	19
Other comprehensive income (loss), after tax	784	(19,413)	87,630	(129,744)
Comprehensive loss	(57,543)	(319,645)	(22,746)	(404,953)
Net income attributable to noncontrolling interests	—	(62)	—	(180)
Other comprehensive loss (income) attributable to noncontrolling interests	—	3	(78)	21
Comprehensive income attributable to noncontrolling interests	—	(59)	(78)	(159)
Comprehensive loss attributable to Maiden	$(57,543)	$(319,704)	$(22,824)	$(405,112)
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Preference shares - Series A, C and D
Beginning balance	$465,000	$465,000	$465,000	$465,000
Ending balance	465,000	465,000	465,000	465,000
Common shares
Beginning balance	881	879	879	877
Exercise of options and issuance of shares	—	—	2	2
Ending balance	881	879	881	879
Additional paid-in capital
Beginning balance	751,007	749,319	749,418	748,113
Exercise of options and issuance of common shares	—	15	(2)	13
Share-based compensation expense	131	(120)	1,722	1,088
Ending balance	751,138	749,214	751,138	749,214
Accumulated other comprehensive income (loss)
Beginning balance	21,152	(96,959)	(65,616)	13,354
Change in net unrealized (losses) gains on investment	(10,696)	(23,871)	78,344	(141,867)
Foreign currency translation adjustment	11,480	4,461	9,208	12,144
Ending balance	21,936	(116,369)	21,936	(116,369)
(Accumulated deficit) retained earnings
Beginning balance	(615,940)	18,338	(563,891)	35,472
Net loss attributable to Maiden	(58,327)	(300,294)	(110,376)	(275,389)
Dividends on preference shares	—	(8,545)	—	(25,636)
Dividends on common shares	—	(4,155)	—	(29,103)
Ending balance	(674,267)	(294,656)	(674,267)	(294,656)
Treasury shares
Beginning balance	(31,528)	(30,835)	(31,515)	(30,642)
Shares repurchased	(5)	(679)	(18)	(872)
Ending balance	(31,533)	(31,514)	(31,533)	(31,514)
Noncontrolling interests in subsidiaries
Beginning balance	—	552	641	452
Disposal of subsidiaries	—	—	(719)	—
Net income attributable to noncontrolling interests	—	62	—	180
Foreign currency translation adjustment	—	(3)	78	(21)
Ending balance	—	611	—	611
Total equity	$533,155	$773,165	$533,155	$773,165
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Nine Months Ended September 30,	2019	2018
Cash flows from operating activities
Net loss	$(110,376)	$(275,209)
Less: net loss from discontinued operations	22,327	41,609
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation, amortization and share-based compensation	5,737	4,774
Net realized (gains) losses on investment	(25,685)	282
Total other-than-temporary impairment losses	165	479
Foreign exchange and other gains	(14,013)	(1,862)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	18,517	(92,904)
Reinsurance recoverable on unpaid losses	(439,142)	23,006
Accrued investment income	8,542	(1,000)
Deferred commission and other acquisition expenses	159,524	(40,097)
Funds withheld receivable	(82,459)	(8,788)
Other assets	(8,465)	77,204
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	87,772	481,227
Unearned premiums	(518,542)	72,200
Accrued expenses and other liabilities	(51,076)	(66,401)
Net cash (used in) provided by continuing operations	(947,174)	214,520
Net cash used in discontinued operations	(2,109)	(51,897)
Net cash (used in) provided by operating activities	(949,283)	162,623
Cash flows from investing activities:
Purchases of fixed-maturities – available-for-sale	(1,917,030)	(517,839)
Purchases of other investments	(7,450)	(17,532)
Net proceeds from sale of discontinued operations	—	7,500
Proceeds from sales of fixed-maturities – available-for-sale	845,962	185,089
Proceeds from maturities, paydowns and calls of fixed maturities	1,766,914	258,293
Proceeds from sale and redemption of other investments	858	2,160
Other, net	3,253	(2,985)
Net cash provided by (used in) investing activities for continuing operations	692,507	(85,314)
Net cash (used in) provided by investing activities for discontinued operations	(6,113)	112,465
Net cash provided by investing activities	686,394	27,151
Cash flows from financing activities:
Repurchase of common shares	(18)	(857)
Dividends paid – Maiden common shareholders	—	(37,400)
Dividends paid – preference shares	—	(25,636)
Net cash used in financing activities	(18)	(63,893)
Effect of exchange rate changes on foreign currency cash, restricted cash and equivalents	(1,269)	(1,131)
Net (decrease) increase in cash, restricted cash and cash equivalents	(264,176)	124,750
Cash, restricted cash and cash equivalents, beginning of period	337,102	191,503
Cash, restricted cash and cash equivalents, end of period	72,926	316,253
Less: cash, restricted cash and equivalents of discontinued operations, end of period	—	(51,679)
Cash, restricted cash and cash equivalents of continuing operations, end of period	$72,926	$264,574
Reconciliation of cash and restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$39,755	$94,578
Restricted cash and cash equivalents, end of period	33,171	169,996
Total cash, restricted cash and cash equivalents, end of period	$72,926	$264,574
Non-cash investing activities
Investments transferred out related to Partial Termination Amendment and Commutation	$599,613	$—
Investments transferred out for transactions under remaining AmTrust Quota Share business	812,068	—
Investments transferred out related to discontinued operations	68,262	—
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
These unaudited Condensed Consolidated Financial Statements, including these notes, should be read in conjunction with the Company's audited Consolidated Financial Statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Certain prior year comparatives have been reclassified for 2018 to conform to the 2019 presentation. The effect of these reclassifications had no impact on previously reported shareholders' equity or net income.
Strategic Review
Maiden Holdings's Board of Directors initiated a review of strategic alternatives ("Strategic Review") in the first quarter of 2018 to evaluate ways to increase shareholder value as a result of continuing significant operating losses and lower returns on equity than planned.
In addition, as of December 31, 2018, both the Company and its subsidiary Maiden Reinsurance Ltd. ("Maiden Bermuda") failed to meet their requirements to hold sufficient capital to cover their respective enhanced capital requirements (“ECR”). The Company had communicated such conditions to the Bermuda Monetary Authority ("BMA") and is following the guidelines of a reportable “event” as stipulated by Bermuda insurance law.
As part of both the Strategic Review and the remediation measures implemented to cure the breach of the ECR, a series of transactions were entered into, including: (1) completed the sale of Maiden Reinsurance North America, Inc. ("Maiden US") on December 27, 2018; (2) Maiden Bermuda's shareholders, Maiden Holdings and Maiden Holdings North America, Ltd. ("Maiden NA"), made capital injections of $125,000 on December 31, 2018 and $70,000 on January 18, 2019 to Maiden Bermuda from the sale proceeds of Maiden US; (3) entered into a partial termination amendment ("Partial Termination Amendment") with AmTrust Financial Services, Inc. ("AmTrust") effective January 1, 2019 which amended the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Bermuda and AmTrust’s wholly owned subsidiary AmTrust International Insurance, Ltd. (“AII”) (as more fully described in Note 8); (4) entered into amendments which terminated the AmTrust Quota Share and the European hospital liability quota share reinsurance contract (“European Hospital Liability Quota Share”) with AmTrust’s wholly owned subsidiaries AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC") effective January 1, 2019; (5) entered into the Loss Portfolio Transfer and Adverse Development Cover Agreement ("LPT/ADC Agreement") with Enstar Group Limited ("Enstar") pursuant to the revised Master Transaction Agreement entered into on March 1, 2019 ("LPT/ADC MTA"); and (6) entered into a Commutation and Release Agreement with AmTrust to commute certain workers' compensation business with AII as of January 1, 2019.
As a result of the completion of these steps on July 31, 2019, both the Company and Maiden Bermuda have sufficient capital in excess of the respective ECR requirements. The relevant solvency ratios are expected to continue to improve throughout the remainder of 2019. Please see below for additional details regarding the LPT/ADC Agreement and the Commutation and Release Agreement.
Discontinued Operations
The Company made the strategic decision to divest its U.S. treaty reinsurance operations through the sale of Maiden US which was completed on December 27, 2018. Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations except for net loss, net loss attributable to Maiden and net loss attributable to Maiden common shareholders.
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
The payment received for the sale of the Renewal Rights was $7,500 subject to potential additional amounts payable in the future in accordance with the agreement, however no additional fees have been recognized to date.

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
As discussed above, Maiden NA completed the sale of Maiden US to Enstar Holdings for gross consideration of $286,375, which was subject to certain post-closing adjustments. In conjunction with the completion of the LPT/ADC Agreement discussed below, on July 31, 2019, Maiden NA and Enstar Holdings waived the post-closing adjustments procedures subject to that agreement and agreed to terminate the $25,000 excess of loss reinsurance agreement that Maiden Bermuda provided to Enstar in relation to the Maiden US loss reserves acquired by Enstar. As a result of these agreements, Maiden recorded a net additional loss from discontinued operations of $16,715 for the nine months ended September 30, 2019.
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
LPT/ADC Agreement with Enstar
Pursuant to the LPT/ADC Agreement dated as of July 31, 2019 and effective as of January 1, 2019 entered into between Maiden Bermuda and Cavello, Cavello will assume liabilities for the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2,178,535 retention up to $600,000, in exchange for a retrocession premium of $445,000. The $2,178,535 retention will be subject to adjustment for paid losses subsequent to December 31, 2018.
The LPT/ADC Agreement provides Maiden Bermuda with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and therefore has been accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445,000 result in a deferred gain which will be recognized over the settlement period in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. At September 30, 2019, the deferred gain liability recorded for retroactive reinsurance under the LPT/ADC Agreement was $104,542.
Under the terms of the agreement, the covered losses associated with the commutation with AmTrust, as discussed below in Commutation and Release Agreement - AmTrust Quota Share, are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786.
Settlement of funding for the LPT/ADC Agreement occurred on August 12, 2019 and Maiden Bermuda paid Enstar approximately $7,261 in interest related to the LPT/ADC Agreement premium, calculated at the rate of 2.64% per annum from January 1, 2019 through August 12, 2019.
Commutation and Release Agreement - AmTrust Quota Share
The Commutation and Release Agreement entered into and effective as of July 31, 2019, by AII and Maiden Bermuda, provides for AII to assume all reserves ceded by AII to Maiden Bermuda with respect to its proportional 40% share of the ultimate net loss under the AmTrust Quota Share related to: (a) all losses incurred in Accident Year 2017 and Accident Year 2018 under California workers' compensation policies issued by AII and as defined in the AmTrust Quota Share ("Commuted California Business"); and (b) all losses incurred in Accident Year 2018 under New York workers' compensation policies issued by AII ("Commuted New York Business" and together with the Commuted California Business ("Commuted Business")) in exchange for the release and full discharge of Maiden Bermuda of all of its obligations to AII with respect to the Commuted Business. The Commuted Business does not include any business classified by AII as Specialty Program or Specialty Risk business.
AII and Maiden Bermuda agreed that the Commuted Business shall be discharged by Maiden Bermuda's transfer of cash and invested assets in the amount of $312,786 ("Commutation Payment") which is the sum of the net ceded reserves in the amount of $330,682 with respect to the Commuted Business as of December 31, 2018 less payments in the amount of $17,896 made by Maiden Bermuda with respect to the Commuted Business from January 1, 2019 through July 31, 2019. Settlement of the Commutation Payment occurred on August 12, 2019 and Maiden Bermuda paid AII approximately $6,335 in interest related to the Commutation Payment premium, calculated at the rate of 3.30% per annum from January 1, 2019 through August 12, 2019. Maiden Bermuda received a no objection letter from the BMA regarding the Commutation and Release Agreement.
AII and Maiden Bermuda also agreed that, as of July 31, 2019, the AmTrust Quota Share shall be deemed amended as applicable so that the Commuted Business is no longer included as part of the Covered Business under the AmTrust Quota Share.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

1. Basis of Presentation (continued)
Segments
As a result of the strategic decision to divest all of the Company's U.S. treaty reinsurance operations noted above, the Company revised the composition of its reportable segments. As described in more detail under “Note 3. Segment Information”, the reportable segments include: (i) Diversified Reinsurance which consists of a portfolio of property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe; and (ii) AmTrust Reinsurance which includes all business ceded to Maiden Bermuda from subsidiaries of AmTrust. In addition to these reportable segments, the results of operations of the former National General Holdings Corporation Quota Share ("NGHC Quota Share") segment have been included in the "Other" category.
2. Significant Accounting Policies
There have been no material changes to the significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 except for the following:
Accounting for Retroactive Reinsurance Agreements
Retroactive reinsurance agreements are reinsurance agreements under which a reinsurer agrees to reimburse the Company as a result of past insurable events. For these agreements, the excess of the amounts ultimately collectible under the agreement over the consideration paid is recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves once the paid losses have exceeded the minimum retention. The amount of the deferral is recalculated each period based on loss payments and updated estimates of ultimate losses. If the consideration paid exceeds the ultimate losses collectible under the agreement, the net loss on the agreement is recognized in income immediately.
The Company entered into an LPT/ADC Agreement with Cavello on July 31, 2019, as discussed in "Note 1. Basis of Presentation". The Company accounts for this transaction as retroactive reinsurance and pursuant to U.S. GAAP, recognized a deferred gain during the third quarter of 2019, which represents the cumulative adverse development of losses subject to the LPT/ADC Agreement. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under this agreement. The current estimated payout period for the losses covered by the LPT/ADC Agreement before the minimum retention is exceeded is approximately five years.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information
The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. Our AmTrust Reinsurance segment includes all business ceded to our subsidiary, Maiden Bermuda, from AmTrust, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. In addition to our reportable segments, the results of operations of the former NGHC Quota Share segment and the remnants of our retroceded U.S. treaty business have been included in the "Other" category. Please refer to "Note 10. Related Party Transactions" for additional information.
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
The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. General and administrative expenses are allocated to the segments on an actual basis except salaries and benefits where management’s judgment is applied. The Company does not allocate general corporate expenses to the segments. In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, funds withheld receivable, loans and restricted cash and cash equivalents and investments. All remaining assets are allocated to Corporate.
As discussed in "Note 1. Basis of Presentation" and "Note 10. Related Party Transactions", the Partial Termination Amendment and the termination of the remaining business with AmTrust effective January 1, 2019 resulted in a significant reduction in gross premiums written. This was due to the return of unearned premium on certain lines covered by the Partial Termination Amendment, with no new business written in 2019 resulting from the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share. The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net loss from continuing operations:

For the Three Months Ended September 30, 2019	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$14,439	$21,405	$—	$35,844
Net premiums written	$14,539	$21,405	$—	$35,944
Net premiums earned	$20,492	$74,406	$—	$94,898
Other insurance revenue	554	—	—	554
Net loss and loss adjustment expenses ("loss and LAE")	(13,807)	(126,945)	(108)	(140,860)
Commission and other acquisition expenses	(7,005)	(25,758)	—	(32,763)
General and administrative expenses	(1,849)	(235)	—	(2,084)
Underwriting loss	$(1,615)	$(78,532)	$(108)	(80,255)
Reconciliation to net loss from continuing operations
Net investment income and realized gains on investment				25,923
Total other-than-temporary impairment losses				(165)
Interest and amortization expenses				(4,831)
Foreign exchange and other gains				7,827
Other general and administrative expenses				(6,462)
Income tax expense				(87)
Net loss from continuing operations				$(58,050)

Net loss and LAE ratio(1)	65.6%	170.6%		147.6%
Commission and other acquisition expense ratio(2)	33.3%	34.6%		34.3%
General and administrative expense ratio(3)	8.8%	0.3%		8.9%
Expense ratio(4)	42.1%	34.9%		43.2%
Combined ratio(5)	107.7%	205.5%		190.8%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Three Months Ended September 30, 2018	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$31,698	$452,795	$—	$484,493
Net premiums written	$31,291	$451,515	$—	$482,806
Net premiums earned	$28,784	$491,293	$—	$520,077
Other insurance revenue	1,870	—	—	1,870
Net loss and LAE	(19,764)	(579,163)	(1,369)	(600,296)
Commission and other acquisition expenses	(8,961)	(158,657)	—	(167,618)
General and administrative expenses	(4,256)	(952)	—	(5,208)
Underwriting loss	$(2,327)	$(247,479)	$(1,369)	(251,175)
Reconciliation to net loss from continuing operations
Net investment income and realized losses on investment				34,194
Total other-than-temporary impairment losses				(479)
Interest and amortization expenses				(4,829)
Foreign exchange and other losses				(552)
Other general and administrative expenses				(13,999)
Income tax expense				(3,573)
Net loss from continuing operations				$(240,413)

Net loss and LAE ratio(1)	64.5%	117.9%		115.0%
Commission and other acquisition expense ratio(2)	29.2%	32.3%		32.1%
General and administrative expense ratio(3)	13.9%	0.2%		3.7%
Expense ratio(4)	43.1%	32.5%		35.8%
Combined ratio(5)	107.6%	150.4%		150.8%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Nine Months Ended September 30, 2019	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$41,021	$(564,199)	$—	$(523,178)
Net premiums written	$38,204	$(564,199)	$—	$(525,995)
Net premiums earned	$68,256	$343,730	$—	$411,986
Other insurance revenue	2,058	—	—	2,058
Net loss and LAE	(40,695)	(374,103)	(312)	(415,110)
Commission and other acquisition expenses	(24,413)	(127,623)	—	(152,036)
General and administrative expenses	(6,972)	(2,063)	—	(9,035)
Underwriting loss	$(1,766)	$(160,059)	$(312)	(162,137)
Reconciliation to net loss from continuing operations
Net investment income and realized gains on investment				102,052
Total other-than-temporary impairment losses				(165)
Interest and amortization expenses				(14,490)
Foreign exchange and other gains				14,013
Other general and administrative expenses				(28,299)
Income tax benefit				977
Net loss from continuing operations				$(88,049)

Net loss and LAE ratio(1)	57.9%	108.8%		100.3%
Commission and other acquisition expense ratio(2)	34.7%	37.1%		36.7%
General and administrative expense ratio(3)	9.9%	0.6%		9.0%
Expense ratio(4)	44.6%	37.7%		45.7%
Combined ratio(5)	102.5%	146.5%		146.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Nine Months Ended September 30, 2018	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$111,139	$1,518,208	$—	$1,629,347
Net premiums written	$109,279	$1,517,206	$—	$1,626,485
Net premiums earned	$82,838	$1,458,440	$—	$1,541,278
Other insurance revenue	7,629	—	—	7,629
Net loss and LAE	(51,828)	(1,270,306)	(1,369)	(1,323,503)
Commission and other acquisition expenses	(28,261)	(468,765)	—	(497,026)
General and administrative expenses	(13,330)	(2,954)	—	(16,284)
Underwriting loss	$(2,952)	$(283,585)	$(1,369)	(287,906)
Reconciliation to net loss from continuing operations
Net investment income and realized losses on investment				101,266
Total other-than-temporary impairment losses				(479)
Interest and amortization expenses				(14,487)
Foreign exchange and other gains				1,862
Other general and administrative expenses				(33,454)
Income tax expense				(402)
Net loss from continuing operations				$(233,600)

Net loss and LAE ratio(1)	57.3%	87.1%		85.4%
Commission and other acquisition expense ratio(2)	31.3%	32.1%		32.1%
General and administrative expense ratio(3)	14.7%	0.2%		3.2%
Expense ratio(4)	46.0%	32.3%		35.3%
Combined ratio(5)	103.3%	119.4%		120.7%

(1)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(2)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by adding together the commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Calculated by adding together net loss and LAE ratio and the expense ratio.
The following tables summarize the financial position of our reportable segments including the reconciliation to our consolidated assets at September 30, 2019 and December 31, 2018:

September 30, 2019	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$166,032	$3,060,970	$3,227,002
Corporate assets	—	—	564,953
Total Assets	$166,032	$3,060,970	$3,791,955

December 31, 2018	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$190,437	$4,495,740	$4,686,177
Corporate assets	—	—	497,655
Assets held for sale	—	—	103,628
Total Assets	$190,437	$4,495,740	$5,287,460

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)
The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the three and nine months ended September 30, 2019 and 2018:

For the Three Months Ended September 30,	2019	2018
Net premiums written	Total	Total
Diversified Reinsurance
International	$14,563	$31,291
Other	(24)	—
Total Diversified Reinsurance	14,539	31,291
AmTrust Reinsurance
Small Commercial Business	8,050	232,163
Specialty Program	4,139	94,077
Specialty Risk and Extended Warranty	9,216	125,275
Total AmTrust Reinsurance	21,405	451,515
Total Net Premiums Written	$35,944	$482,806

For the Nine Months Ended September 30,	2019	2018
Net premiums written	Total	Total
Diversified Reinsurance
International	$38,246	$109,238
Other	(42)	41
Total Diversified Reinsurance	38,204	109,279
AmTrust Reinsurance
Small Commercial Business	(329,116)	879,403
Specialty Program	(24,500)	286,404
Specialty Risk and Extended Warranty	(210,583)	351,399
Total AmTrust Reinsurance	(564,199)	1,517,206
Total Net Premiums Written	$(525,995)	$1,626,485
The following tables set forth financial information relating to net premiums earned by major line of business and reportable segment for the three and nine months ended September 30, 2019 and 2018:

For the Three Months Ended September 30,	2019	2018
Net premiums earned	Total	Total
Diversified Reinsurance
International	$20,516	$28,784
Other	(24)	—
Total Diversified Reinsurance	20,492	28,784
AmTrust Reinsurance
Small Commercial Business	18,686	273,456
Specialty Program	22,204	98,359
Specialty Risk and Extended Warranty	33,516	119,478
Total AmTrust Reinsurance	74,406	491,293
Total Net Premiums Earned	$94,898	$520,077

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Nine Months Ended September 30,	2019	2018
Net premiums earned	Total	Total
Diversified Reinsurance
International	$68,298	$82,797
Other	(42)	41
Total Diversified Reinsurance	68,256	82,838
AmTrust Reinsurance
Small Commercial Business	81,424	882,679
Specialty Program	128,751	283,592
Specialty Risk and Extended Warranty	133,555	292,169
Total AmTrust Reinsurance	343,730	1,458,440
Total Net Premiums Earned	$411,986	$1,541,278

4. Investments

a)	Fixed Maturities
The original or amortized cost, estimated fair value and gross unrealized gains and losses of fixed maturities at September 30, 2019 and December 31, 2018 are as follows:

September 30, 2019	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$94,971	$780	$—	$95,751
U.S. agency bonds – mortgage-backed	748,135	12,120	(1,265)	758,990
Non-U.S. government and supranational bonds	11,899	201	(340)	11,760
Asset-backed securities	172,919	828	(521)	173,226
Corporate bonds	1,008,823	28,963	(22,130)	1,015,656
Municipal bonds	4,105	72	—	4,177
Total fixed maturity investments	$2,040,852	$42,964	$(24,256)	$2,059,560

December 31, 2018	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$138,625	$448	$(1)	$139,072
U.S. agency bonds – mortgage-backed	1,485,716	3,491	(36,073)	1,453,134
U.S. agency bonds – other	129,741	40	(548)	129,233
Non-U.S. government and supranational bonds	11,212	66	(1,206)	10,072
Asset-backed securities	216,072	425	(1,415)	215,082
Corporate bonds	1,128,614	6,525	(30,164)	1,104,975
Total AFS fixed maturities	3,109,980	10,995	(69,407)	3,051,568
HTM fixed maturities:
Corporate bonds	957,845	3,872	(20,990)	940,727
Municipal bonds	57,836	—	(551)	57,285
Total HTM fixed maturities	1,015,681	3,872	(21,541)	998,012
Total fixed maturity investments	$4,125,661	$14,867	$(90,948)	$4,049,580

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
Due to the termination of both AmTrust Reinsurance quota share contracts effective January 1, 2019, the Company no longer believed that it had the positive ability to hold the securities in the HTM portfolio to maturity because this portfolio served as part of the collateral for the AmTrust Reinsurance segment loss reserves. Therefore, the Company has reclassified and transferred all HTM securities to the AFS portfolio at their fair market value as at March 31, 2019. The carrying value of the HTM securities at the time of transfer was $1,011,878 and the related unrealized gains of $14,230 have been reported in the fair value of the AFS securities as well as reported as a component of AOCI as at March 31, 2019.
The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2019	Amortized cost	Fair value
Maturity
Due in one year or less	$87,797	$85,711
Due after one year through five years	661,447	656,888
Due after five years through ten years	370,554	384,745
	1,119,798	1,127,344
U.S. agency bonds – mortgage-backed	748,135	758,990
Asset-backed securities	172,919	173,226
Total fixed maturities	$2,040,852	$2,059,560

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2019	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. agency bonds – mortgage-backed	$40,557	$(395)	$133,453	$(870)	$174,010	$(1,265)
Non-U.S. government and supranational bonds	6,251	(250)	681	(90)	6,932	(340)
Asset-backed securities	64,556	(295)	13,167	(226)	77,723	(521)
Corporate bonds	75,767	(1,862)	159,516	(20,268)	235,283	(22,130)
Total temporarily impaired fixed maturities	$187,131	$(2,802)	$306,817	$(21,454)	$493,948	$(24,256)

At September 30, 2019, there were approximately 126 securities in an unrealized loss position with a fair value of $493,948 and unrealized losses of $24,256. Of these securities, there were 68 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $306,817 and unrealized losses of $21,454.

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
Other-than-temporarily impaired ("OTTI")
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At September 30, 2019, we have determined that the unrealized losses on fixed maturities were primarily due to interest rates rising as well as the impact of foreign exchange rate changes on certain foreign currency denominated AFS fixed maturities since their date of purchase. All fixed maturity securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed maturity securities that the Company does not plan to sell and for which the Company is not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed maturity portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed maturity securities. We continually monitor the credit quality of our fixed maturity investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. For the three and nine months ended September 30, 2019, we recognized $165 (2018 - $479) in OTTI charges in earnings on one fixed maturity security (2018 - one fixed maturity security).
The following tables summarize the credit ratings of our fixed maturities as at September 30, 2019 and December 31, 2018:

September 30, 2019	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$94,971	$95,751	4.6%
U.S. agency bonds	748,135	758,990	36.9%
AAA	81,012	81,402	4.0%
AA+, AA, AA-	108,536	107,721	5.2%
A+, A, A-	557,135	563,227	27.3%
BBB+, BBB, BBB-	445,290	447,141	21.7%
BB+ or lower	5,773	5,328	0.3%
Total fixed maturities (1)	$2,040,852	$2,059,560	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

December 31, 2018	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$138,625	$139,072	3.4%
U.S. agency bonds	1,615,457	1,582,367	39.1%
AAA	137,172	135,119	3.3%
AA+, AA, AA-	183,142	178,674	4.4%
A+, A, A-	1,132,993	1,113,710	27.5%
BBB+, BBB, BBB-	866,043	848,348	21.0%
BB+ or lower	52,229	52,290	1.3%
Total fixed maturities(1)	$4,125,661	$4,049,580	100.0%

(1)	Ratings above are based on Standard & Poor’s ("S&P"), or equivalent, ratings.

b)	Other Investments
The table below shows our portfolio of other investments:

	September 30, 2019		December 31, 2018
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investment in limited partnerships	$3,079	10.1%	$3,833	16.2%
Investment in special purpose vehicles focused on lending activities	25,533	84.0%	18,383	77.5%
Other	1,800	5.9%	1,500	6.3%
Total other investments	$30,412	100.0%	$23,716	100.0%

The Company has a remaining unfunded commitment on its investment in limited partnerships of approximately $340 at September 30, 2019 (December 31, 2018 - $414). The Company also has a remaining unfunded commitment on its investment in special purpose vehicles focused on lending activities of approximately $1,358 at September 30, 2019 (December 31, 2018 - $7,359).

c)	Net Investment Income
Net investment income was derived from the following sources:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed maturities	$19,798	$32,443	$69,540	$97,485
Funds withheld interest	5,267	234	14,973	347
Loan to related party	1,777	1,658	5,441	4,651
Cash and cash equivalents and other	599	1,142	2,190	2,310
	27,441	35,477	92,144	104,793
Interest paid on LPT/ADC and Commutation (1)	(13,596)	—	(13,596)	—
Investment expenses	(622)	(1,058)	(2,181)	(3,245)
Net investment income	$13,223	$34,419	$76,367	$101,548

(1) Interest expense includes: (1) Maiden Bermuda paid Enstar approximately $7,261 in interest related to the LPT/ADC Agreement premium, calculated at the rate of 2.64% per annum from January 1, 2019 through August 12, 2019; (2) Maiden Bermuda paid AII approximately $6,335 in interest related to the Commutation Payment premium, calculated at the rate of 3.30% per annum from January 1, 2019 through August 12, 2019. Settlement of funding for the LPT/ADC Agreement and Commutation Payment occurred on August 12, 2019 by Maiden Bermuda's transfer of cash and invested assets as described in "Note 1. Basis of Presentation".

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
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains (losses) on investment included in the Condensed Consolidated Statements of Income:

For the Three Months Ended September 30, 2019	Gross gains	Gross losses	Net
AFS fixed maturities	$13,506	$(904)	$12,602
Other investments	98	—	98
Net realized gains (losses) on investment	$13,604	$(904)	$12,700

For the Three Months Ended September 30, 2018	Gross gains	Gross losses	Net
AFS fixed maturities	$40	$(558)	$(518)
Other investments	293	—	293
Net realized gains (losses) on investment	$333	$(558)	$(225)

For the Nine Months Ended September 30, 2019	Gross gains	Gross losses	Net
AFS fixed maturities	$41,366	$(15,785)	$25,581
Other investments	249	(145)	104
Net realized gains (losses) on investment	$41,615	$(15,930)	$25,685

For the Nine Months Ended September 30, 2018	Gross gains	Gross losses	Net
AFS fixed maturities	$2,979	$(5,256)	$(2,277)
Other investments	1,995	—	1,995
Net realized gains (losses) on investment	$4,974	$(5,256)	$(282)

Proceeds from sales of AFS fixed maturities were $136,347 and $845,962 for the three and nine months ended September 30, 2019, respectively (2018 - $68,534 and $185,089, respectively).
Net unrealized gains (losses) on investments, including those allocated to discontinued operations and classified as held for sale, were as follows:

	September 30, 2019	December 31, 2018
Fixed maturities	$18,708	$(59,729)
Deferred income tax	(126)	(33)
Net unrealized gains (losses), net of deferred income tax	$18,582	$(59,762)
Change, net of deferred income tax	$78,344	$(81,651)
The portion of net unrealized gains (losses) recognized in net loss for the three and nine months ended September 30, 2019 and 2018 that are related to other investments still held at the end of the reporting period were as follows:

For the Three Months Ended September 30,	2019	2018
Net gains recognized in net income on other investments during the period	$98	$293
Net realized gains recognized on other investments divested during the period	(181)	(758)
Net unrealized losses recognized on other investments still held at end of period	$(83)	$(465)

For the Nine Months Ended September 30,	2019	2018
Net gains recognized in net income on other investments during the period	$104	$1,995
Net realized gains recognized on other investments divested during the period	(592)	(1,637)
Net unrealized (losses) gains recognized on other investments still held at end of period	$(488)	$358

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

	September 30, 2019	December 31, 2018
Restricted cash – third party agreements	$21,346	$21,420
Restricted cash – related party agreements	11,825	108,728
Total restricted cash	33,171	130,148
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2019 – $63,824; 2018 – $88,841)	63,841	89,596
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2019 – $1,585,010; 2018 – $3,870,731)	1,601,064	3,804,215
Total restricted investments	1,664,905	3,893,811
Total restricted cash and investments	$1,698,076	$4,023,959

5. Fair Value of Financial Instruments
(a) Fair Values of Financial Instruments
Fair Value Measurements — ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. Additionally, ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1 — Valuations based on unadjusted quoted market prices for identical assets or liabilities that we have the ability to access. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Examples of assets and liabilities utilizing Level 1 inputs include: U.S. Treasury bonds;

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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at September 30, 2019 and December 31, 2018.
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
Loan to related party, reinsurance recoverable on unpaid losses, and funds withheld receivable — The carrying values reported in the Condensed Consolidated Balance Sheets for these financial instruments approximate their fair value and are included in the Level 2 hierarchy.
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
At September 30, 2019 and December 31, 2018, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$95,751	$—	$—	$—	$95,751
U.S. agency bonds – mortgage-backed	—	758,990	—	—	758,990
Non-U.S. government and supranational bonds	—	11,760	—	—	11,760
Asset-backed securities	—	173,226	—	—	173,226
Corporate bonds	—	1,015,656	—	—	1,015,656
Municipal bonds	—	4,177	—	—	4,177
Other investments	—	—	27,333	3,079	30,412
Total	$95,751	$1,963,809	$27,333	$3,079	$2,089,972
As a percentage of total assets	2.5%	51.8%	0.7%	0.1%	55.1%

December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$139,072	$—	$—	$—	$139,072
U.S. agency bonds – mortgage-backed	—	1,453,134	—	—	1,453,134
U.S. agency bonds – other	—	129,233	—	—	129,233
Non-U.S. government and supranational bonds	—	10,072	—	—	10,072
Asset-backed securities	—	215,082	—	—	215,082
Corporate bonds	—	1,104,975	—	—	1,104,975
Other investments	—	—	19,883	3,833	23,716
Total	$139,072	$2,912,496	$19,883	$3,833	$3,075,284
As a percentage of total assets	2.6%	55.1%	0.4%	0.1%	58.2%

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
The Pricing Service was utilized to estimate fair value measurements for approximately 99.7% and 99.9% of our fixed maturities at September 30, 2019 and December 31, 2018, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)
At September 30, 2019 and December 31, 2018, approximately 0.3% and 0.1%, respectively, of the Level 2 fixed maturities are valued using the market approach. At September 30, 2019 and December 31, 2018, one security or $5,328 and $5,676, respectively, of Level 2 fixed maturities, was priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At September 30, 2019 and December 31, 2018, we have not adjusted any pricing provided to us based on the review performed by our investment managers.
There were no transfers between Level 1 and Level 2 and there were no transfers to or from Level 3 during the periods represented by these Condensed Consolidated Financial Statements.
(c) Level 3 Financial Instruments
At September 30, 2019, the Company has other investments of $27,333 (December 31, 2018 - $19,883) which includes investments in special purpose vehicles focused on lending activities as well as investments in start-up insurance entities. The fair value of the investments in special purpose vehicles focused on lending activities is initially at cost which approximates fair value. In subsequent measurement periods, the fair values of these investments may be determined using an internally developed discounted cash flow model. The fair value of investments in start-up insurance entities was determined using recent private market transactions. Due to the significant unobservable inputs in these valuations, the Company includes the estimate of the fair value of each of these other investments as Level 3.
(d) Financial Instruments not measured at Fair Value
The following table presents the fair value and carrying value or principal amount of the financial instruments not measured at fair value:

	September 30, 2019		December 31, 2018
Financial Assets	Carrying Value	Fair Value	Carrying Value	Fair Value
HTM – corporate bonds	$—	$—	$957,845	$940,727
HTM – municipal bonds	—	—	57,836	57,285
Total financial assets	$—	$—	$1,015,681	$998,012

Financial Liabilities
Senior Notes - MHLA – 6.625%	$110,000	$78,540	$110,000	$75,240
Senior Notes - MHNC – 7.75%	152,500	133,590	152,500	143,960
Total financial liabilities	$262,500	$212,130	$262,500	$219,200

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Discontinued Operations
Sale of U.S. Treaty Reinsurance operations
As described in "Note 1. Basis of Presentation", the Company entered into a Renewal Rights transaction with TransRe on August 29, 2018. The Company continued to earn premiums and remain liable for losses occurring subsequent to August 29, 2018 for any policies in force prior to and as of August 29, 2018, through December 27, 2018, the date the sale of Maiden US was closed pursuant to the U.S. Sale Agreement with Enstar Holdings.
Maiden US was a substantial portion of our Diversified Reinsurance segment; therefore the Company concluded that the sale represented a strategic shift that has a major effect on its ongoing operations and financial results and that all of the held for sale criteria have been met. Accordingly, all transactions related to the U.S. treaty reinsurance operations are reported and presented as part of discontinued operations and all of the remaining assets and liabilities related to the true up of sale consideration are classified as held for sale in the Consolidated Balance Sheet as at December 31, 2018.
As described in "Note 1. Basis of Presentation", Cavello and Maiden Bermuda entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Bermuda were retroceded to Cavello on December 27, 2018. Previously, the assets and liabilities related to this business including the retrocession agreement were classified as held for sale, however, a decision has been made to reclassify them as held and used in the current period as it is now considered unlikely that these reserves will be novated in the foreseeable future; therefore, there are no remaining assets and liabilities classified as held for sale as at September 30, 2019. Furthermore, the assets and liabilities related to this business as at December 31, 2018 have been reclassified from held for sale to conform to the current presentation.
The assets and liabilities that are classified as held for sale as of September 30, 2019 and December 31, 2018 comprise:

	September 30, 2019	December 31, 2018
ASSETS
Fixed maturities, available-for-sale, at fair value	$—	$63,560
Restricted cash and cash equivalents	—	6,113
Other assets	—	33,955
Total assets held for sale	$—	$103,628
LIABILITIES
Reserve for loss and loss adjustment expenses	$—	$6,363
Accrued expenses and other liabilities	—	78,751
Total liabilities held for sale	$—	$85,114

The following table summarizes the major classes of items constituting the results from discontinued operations for the three and nine months ended September 30, 2019 and 2018, respectively, presented in the Condensed Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Gross premiums written	$—	$130,200	$—	$492,222
Net premiums written	$—	$128,398	$—	$479,640
Net premiums earned	$—	$170,579	$—	$502,156
Other revenue	—	—	62	—
Net investment income	—	9,675	—	29,729
Net loss and loss adjustment expenses	—	(129,414)	6,363	(371,085)
Commission and other acquisition expenses	—	(44,158)	—	(122,109)
General and administrative expenses	(351)	(10,658)	(2,183)	(19,651)
Amortization of intangible assets	—	(462)	—	(1,386)
(Loss) income from discontinued operations before income tax	(351)	(4,438)	4,242	17,654
Loss on disposal of discontinued operations	—	(66,697)	(25,474)	(66,697)
Income tax benefit (expense)	74	11,316	(1,095)	7,434
Loss from discontinued operations, net of income tax	$(277)	$(59,819)	$(22,327)	$(41,609)

As described in "Note 1. Basis of Presentation", as a result of the Settlement and Commutation Agreement entered into by Maiden and Enstar Holdings on July 31, 2019, Maiden recorded an additional loss from discontinued operations of $16,715 for the nine months ended September 30, 2019.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Long-Term Debt
Senior Notes
At September 30, 2019 and December 31, 2018, both Maiden Holdings and its wholly owned subsidiary, Maiden NA, have outstanding publicly-traded debt offering of senior notes which were issued in 2016 and 2013, respectively ("Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following table details the Company's Senior Notes issuances outstanding at September 30, 2019 and December 31, 2018:

September 30, 2019	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,576	4,070	7,646
Carrying value	$106,424	$148,430	$254,854

December 31, 2018	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,610	4,196	7,806
Carrying value	$106,390	$148,304	$254,694

Other details:
Original debt issuance costs	$3,715	$5,054
Maturity date	June 14, 2046	Dec 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	Dec 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%

The interest expense incurred on the Senior Notes for the three and nine months ended September 30, 2019 was $4,777 and $14,330, respectively (2018 - $4,776 and $14,329, respectively) of which $1,342 was accrued at both September 30, 2019 and December 31, 2018, respectively. The issuance costs related to the Senior Notes were capitalized and are being amortized over the effective life of the Senior Notes. The amortization expense for the three and nine months ended September 30, 2019 was $54 and $160, respectively (2018 - $53 and $158, respectively).
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Reinsurance
The Company uses reinsurance and retrocessional agreements ("ceded reinsurance") to mitigate volatility, reduce its exposure to certain risks and provide capital support. Additionally, Maiden Bermuda entered into a number of retrocessional quota share agreements with a highly rated global insurer to cede certain lines of business from both of our reportable segments. Effective July 1, 2018, Maiden Bermuda commuted all of these retrocessional quota share agreements.
Effective on July 31, 2019, Maiden Bermuda and Cavello entered into a retroactive reinsurance agreement, the LPT/ADC Agreement, pursuant to which, Cavello will assume liabilities for the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2,178,535 retention up to $600,000, in exchange for a retrocession premium of $445,000. The $2,178,535 retention will be subject to adjustment for paid losses subsequent to December 31, 2018. Please see "Note 1. Basis of Presentation" for further details.
Each of these agreements provide for recovery from reinsurers or retrocessionaires of a portion of loss and LAE under certain circumstances without relieving the Company of its obligations to the policyholders. The Company remains liable to the extent that any of our reinsurers or retrocessionaires fails to meet their obligations. Loss and LAE incurred and premiums earned are reported after deduction for reinsurance and retrocession. In the event that one or more of our reinsurers or retrocessionaires are unable to meet their obligations under these reinsurance or retrocessional agreements, the Company would not realize the full value of the reinsurance recoverable balances. The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the nine months ended September 30, 2019 and 2018 was as follows:

For the Nine Months Ended September 30,	2019	2018
Premiums written
Direct	$12,819	$8,074
Assumed	(535,997)	1,621,273
Ceded	(2,817)	(2,862)
Net	$(525,995)	$1,626,485
Premiums earned
Direct	$11,903	$7,797
Assumed	402,197	1,549,339
Ceded	(2,114)	(15,858)
Net	$411,986	$1,541,278
Loss and LAE
Gross loss and LAE	$415,429	$1,328,591
Loss and LAE ceded	(319)	(5,088)
Net	$415,110	$1,323,503

The Company's reinsurance recoverable on unpaid losses balance at September 30, 2019 was $615,481 (December 31, 2018 - $71,901) presented in the Condensed Consolidated Balance Sheets. At September 30, 2019 and 2018, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.
As discussed in "Note 1. Organization", on December 27, 2018, Cavello and Maiden Bermuda entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Bermuda were retroceded to Cavello in exchange for a ceding commission. The balance of reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $64,018 at September 30, 2019 (December 31, 2018 - $70,158).
Additionally, the LPT/ADC Agreement discussed above provides Maiden Bermuda with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445,000 are recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. The amount of the deferral is recalculated each period based on loss payments and updated estimates. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. Reinsurance recoverable on unpaid losses under the retroactive reinsurance agreement were $549,542 and the deferred gain liability was $104,542 as of September 30, 2019. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the ADC. The current estimated payout period for the losses covered by the LPT/ADC Agreement before the minimum retention is exceeded is approximately five years.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Reinsurance (continued)
Cavello has provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement and is subject to additional collateral funding requirements as explained in "Note 10. Related Party Transactions". Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust, as discussed in "Note 1. Basis of Presentation", are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar, has credit ratings of BBB from both Standard &Poor's and Fitch Ratings at September 30, 2019.
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
The reserving process begins with the collection and analysis of paid losses and incurred claims data for each of our contracts. While reserves are reviewed on a contract by contract basis, paid losses and incurred claims data is also aggregated into reserving segments. The segmental data is disaggregated by reserving class and further disaggregated by either accident year (i.e. the year in which the loss event occurred) or by underwriting year (i.e. the year in which the contract generating the premium and losses incepted). The Company in some cases uses underwriting year information to analyze our Diversified Reinsurance segment and subsequently allocate reserves to the respective accident years. Our reserve for loss and LAE consists of:

	September 30, 2019	December 31, 2018
Reserve for reported loss and LAE	$1,360,076	$1,619,776
Reserve for losses incurred but not reported ("IBNR")	1,265,782	1,506,358
Reserve for loss and LAE	$2,625,858	$3,126,134

The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Nine Months Ended September 30,	2019	2018
Gross loss and LAE reserves, January 1	$3,126,134	$2,464,442
Less: reinsurance recoverable on unpaid losses, January 1	71,901	24,883
Net loss and LAE reserves, January 1	3,054,233	2,439,559
Net incurred losses related to:
Current year	318,654	1,073,052
Prior years	96,456	250,451
	415,110	1,323,503
Net paid losses related to:
Current year	(8,969)	(283,477)
Prior years	(872,125)	(555,718)
	(881,094)	(839,195)
Retroactive reinsurance adjustment	(549,542)	—
Effect of foreign exchange rate movements	(28,330)	(16,202)
Other adjustments	—	14,540
Net loss and LAE reserves, September 30	2,010,377	2,922,205
Reinsurance recoverable on unpaid losses, September 30	615,481	1,811
Gross loss and LAE reserves, September 30	$2,625,858	$2,924,016

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves in previous calendar years. The development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after review of changes in actuarial assessments. During the three and nine months ended September 30, 2019, the Company recognized net adverse prior year loss development of $63,184 and $96,456, respectively (2018 - adverse $212,473 and $250,451, respectively) before the impact of the LPT/ADC Agreement with Cavello.
In the Diversified Reinsurance segment, the net prior year loss development was adverse $692 and favorable $1,456 for the three and nine months ended September 30, 2019, respectively (2018 - adverse $671 and $1,756, respectively). The favorable development for the nine months ended September 30, 2019 was primarily due to favorable reserve development in German Auto programs as well as facultative reinsurance run-off lines. The adverse development for the three months ended September 30, 2019 and the three and nine months ended September 30, 2018 was due to facultative reinsurance run-off partially offset by favorable development in International Auto.
In the AmTrust Reinsurance segment, the net adverse prior year loss development was $62,384 and $97,600 for the three and nine months ended September 30, 2019, respectively (2018 - adverse $210,433 and $247,326, respectively). The adverse development in the three and nine months ended September 30, 2019 was primarily driven by Commercial Auto and General Liability in accident years 2014 to 2018, partly offset by favorable development in Workers Compensation in accident years 2016 to 2018. The adverse development for the three and nine months ended September 30, 2019 includes $27,587 recognized from application of the $40,500 loss corridor cap on AmTrust program business (please see "Note 10. Related Party Transactions" for details). The adverse development for 2018 was largely from Workers Compensation which represented nearly half of the adverse development and was primarily driven by accident years 2014 to 2017, and to a lesser extent, development in European Hospital Liability, Commercial Auto and General Liability lines.
Reinsurance recoverable on unpaid losses under the LPT/ADC Agreement with Cavello of $549,542, which includes a deferred gain on retroactive reinsurance of $104,542, was recognized in the nine months ended September 30, 2019 in the reconciliation of our beginning and ending gross and net loss and LAE reserves presented above. The deferred gain on retroactive reinsurance represents the cumulative adverse development under the AmTrust Quota Share covered under the LPT/ADC Agreement at September 30, 2019. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement. The current estimated payout period for the losses covered by the LPT/ADC Agreement before the minimum retention is exceeded is approximately 5 years.
Under the Commutation and Release Agreement with AmTrust on July 1, 2019, Maiden Bermuda transferred cash and invested assets in the amount of $312,786 which is the sum of the net ceded reserves in the amount of $330,682 with respect to the Commuted Business as of December 31, 2018 less payments in the amount of $17,896 made by Maiden Bermuda with respect to the Commuted Business from January 1, 2019 through July 31, 2019. Settlement of the commutation occurred on August 12, 2019 and is reflected in the reconciliation of our beginning and ending gross and net loss and LAE reserves presented above under net paid losses related to prior years.
The Other category had net adverse prior year loss development of $108 and $312 for the three and nine months ended September 30, 2019, respectively, (2018 - adverse $1,369, respectively) due to increased reserves in the run-off of the NGHC Quota Share. Please refer to "Note 14. Subsequent Events" for additional information regarding the commutation of this quota share subsequent to September 30, 2019.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions
The Founding Shareholders of the Company were Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel passed away on April 27, 2016. Based on each individual's most recent public filing, Leah Karfunkel (wife of Michael Karfunkel) owns or controls approximately 8.1% of the outstanding shares of the Company and Barry Zyskind (the Company's non-executive chairman) owns or controls approximately 7.6% of the outstanding shares of the Company. George Karfunkel owns or controls less than 5.0% of the outstanding shares of the Company. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the president, chief executive officer and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 53.6% of the ownership interests of Evergreen Parent LP, the ultimate parent of AmTrust. AmTrust owns 1.5% of the issued and outstanding shares of National General Holdings Corporation ("NGHC"), and Leah Karfunkel, individually, through a grantor retained annuity trust and through the Michael Karfunkel 2005 Family Trust (which is controlled by Leah Karfunkel) owns 39.4% of the outstanding common shares of NGHC. Barry Zyskind is a director of NGHC.
AmTrust
The following describes transactions between the Company and AmTrust:
AmTrust Quota Share
Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended ("Master Agreement"), by which they caused Maiden Bermuda, then a wholly owned subsidiary of the Company, and AmTrust's Bermuda reinsurance subsidiary, AII, to enter into the AmTrust Quota Share by which AII retrocedes to Maiden Bermuda an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance and 40% of losses. The Master Agreement further provided that AII receives a ceding commission of 31% of ceded written premiums.
On June 11, 2008, Maiden Bermuda and AII amended the AmTrust Quota Share to add Retail Commercial Package Business to the Covered Business. AII receives a ceding commission of 34.375% on Retail Commercial Package Business. On July 1, 2016, the agreement was renewed through June 30, 2019.
Effective July 1, 2018, the amount AEL ceded to the Company was reduced to 20%. Additionally, for the Specialty Program portion of Covered Business only, AII will be responsible for ultimate net loss otherwise recoverable from Maiden Bermuda to the extent that the loss ratio to Maiden Bermuda, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% ("Loss Corridor"). Above and below the Loss Corridor, Maiden Bermuda continued to reinsure losses at its proportional 40% share of the AmTrust Quota Share. Effective July 31, 2019, the Loss Corridor was amended such that the maximum amount covered is $40,500, the amount calculated by Maiden Bermuda for the Loss Corridor coverage as of March 31, 2019. Any development above this maximum amount will be subject to the coverage of the LPT/ADC Agreement. Please refer to Note 1. "Basis of Presentation" for additional information.
Effective January 1, 2019, Maiden Bermuda and AmTrust entered into the Partial Termination Amendment which amended the AmTrust Quota Share. The Partial Termination Amendment provided for the cut-off of the ongoing and unearned premium of AmTrust’s Small Commercial Business, comprising workers’ compensation, general liability, umbrella liability, professional liability (including cyber liability) insurance coverages, and U.S. Specialty Risk and Extended Warranty ("Terminated Business") as of December 31, 2018. Under the Partial Termination Amendment, the ceding commission payable by Maiden Bermuda for its remaining in-force business immediately prior to January 1, 2019 increased by five percentage points with respect to in-force remaining business (excluding Terminated Business) and related unearned premium as of January 1, 2019. Subsequently, on January 30, 2019, Maiden Bermuda and AII agreed to terminate the remaining business subject to the AmTrust Quota Share on a run-off basis effective as of January 1, 2019.
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
Effective as of July 31, 2019, Maiden Bermuda and AII entered into a Commutation and Release Agreement which provided for AII to assume all reserves ceded by AII to Maiden Bermuda with respect to its proportional 40% share of the ultimate net loss under the AmTrust Quota Share related to the Commuted Business. See further details in Note 1 "Basis of Presentation".

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)
European Hospital Liability Quota Share
Effective April 1, 2011, Maiden Bermuda entered into a quota share reinsurance contract with AEL and AIU DAC, both wholly owned subsidiaries of AmTrust. Pursuant to the terms of the contract, Maiden Bermuda assumed 40% of the premiums and losses related to policies classified as European Hospital Liability, including associated liability coverages and policies covering physician defense costs, written or renewed on or after April 1, 2011. The contract also covers policies written or renewed on or before March 31, 2011, but only with respect to losses that occur, accrue or arise on or after April 1, 2011. The maximum limit of liability attaching shall be €5,000 (€10,000 effective January 1, 2012) or currency equivalent (on a 100% basis) per original claim for any one original policy. Maiden Bermuda paid a ceding commission of 5%.
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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Condensed Consolidated Results of Operations for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Gross and net premiums written	$21,405	$452,795	$(564,199)	$1,518,208
Net premiums earned	74,407	491,613	344,370	1,472,614
Net loss and LAE	(126,945)	(579,240)	(373,980)	(1,275,723)
Commission expenses	(24,829)	(152,511)	(123,319)	(456,861)

Collateral provided to AmTrust
a) AmTrust Quota Share Reinsurance Agreement
To provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of AmTrust's insurance subsidiaries, has established trust accounts ("Trust Accounts") for their benefit. Maiden Bermuda has agreed to provide appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Bermuda to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Bermuda for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Bermuda and delivered to an AmTrust subsidiary on AII's behalf, or (d) premiums withheld by an AmTrust subsidiary at Maiden Bermuda's request in lieu of remitting such premiums to AII. Maiden Bermuda may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Bermuda's proportionate share of its obligations under the AmTrust Quota Share. Maiden Bermuda satisfied its collateral requirements under the AmTrust Quota Share with AII as follows:

•
by lending funds in the amount of $167,975 at September 30, 2019 and December 31, 2018 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. Please see "Note 4. (c) Investments" for the total amount of interest earned from this loan. The interest income on the loan was approximately $1,777 and $5,441 for the three and nine months ended September 30, 2019, respectively, (2018 - $1,658 and $4,651, respectively) and the effective yield was 4.2% and 4.3% for the same respective periods (2018 - 3.9% and 3.7%, respectively). On January 30, 2019, in connection with the termination of the reinsurance agreements described above, the Company and AmTrust entered into an amendment to the Loan Agreement between Maiden Bermuda, AmTrust and AII, originally entered into on November 16, 2007. The Amendment provides for the extension of the maturity date to January 1, 2025 and acknowledges that due to the termination of the AmTrust Quota Share, no further loans or advances may be made pursuant to the Loan Agreement;

•
effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral at September 30, 2019 was approximately $1,354,283 (December 31, 2018 - $3,650,418) and the accrued interest was $7,645 (December 31, 2018 - $23,283). Please refer to "Note 4. (e) Investments" for additional information;

•
on January 11, 2019, a portion of the existing trust accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred cash and investments of $575,000 to AmTrust as a funds withheld receivable which bears an interest rate of 3.5%, subject to annual adjustment. At September 30, 2019, the balance of funds withheld was $575,000 and the accrued interest was $5,073. The interest income on the funds withheld receivable was approximately $5,073 and $14,500 for the three and nine months ended September 30, 2019, respectively.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)
Pursuant to the terms of the LPT/ADC Agreement, Maiden Bermuda, Cavello and AmTrust and certain of its affiliated companies entered into a Master Collateral Agreement (“MCA”) to define and enable the operation of collateral provided under the AmTrust Quota Share. Under the MCA, Cavello, on behalf of Maiden Bermuda, provided letters of credit to AmTrust in an amount representing Cavello’s obligations under the LPT/ADC Agreement. As these letters of credit replaced other collateral previously provided directly by Maiden Bermuda to AmTrust, the MCA coordinates the collateral protection that will be provided to AmTrust to ensure that no gaps in collateral funding occur by operation of the LPT/ADC Agreement and related MCA.
As a result of entering into both the LPT/ADC Agreement and the MCA, certain post-termination endorsements (“PTE's”) to the AmTrust Quota Share between AII and Maiden Bermuda were required. Effective July 31, 2019, the PTE's:
i) enable the operation of both the LPT/ADC Agreement and MCA by making provision for certain forms of collateral, including letters of credit provided by Cavello on Maiden Bermuda’s behalf, and further defines the permitted use and return of collateral; and
ii) increase the required funding percentage for Maiden Bermuda under the collateral arrangements between the parties to 105% of its obligations, subject to a minimum excess funding requirement of $54,000, as may be mutually amended by the parties from time to time. Under certain defined conditions, Maiden Bermuda may be required to increase this funding percentage to 110%.
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share agreement:
i) for AEL, the amount of the collateral in reinsurance trust accounts at September 30, 2019 was approximately $240,386 (December 31, 2018 - $249,948) and the accrued interest was $1,305 (December 31, 2018 - $1,976). Please refer to "Note 4. (e) Investments" for additional information; and
ii) in January 2019, Maiden Bermuda transferred cash of €45,113 ($51,244) to AIU DAC as a funds withheld receivable. AIU DAC pays Maiden a fixed annual interest rate of 0.50%, on the average daily Funds Withheld balance, commencing on January 24, 2019, subject to annual adjustment. At September 30, 2019, the balance of funds withheld was $55,701 and the accrued interest was $192. The interest income on the funds withheld receivable was approximately $71 and $196 for the three and nine months ended September 30, 2019, respectively.
Brokerage Agreement
Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provided brokerage services relating to the AmTrust Quota Share and the European Hospital Liability Quota Share for a fee equal to 1.25% of the premium assumed. AIIB was not the Company's exclusive broker. The brokerage agreement was terminated as of March 15, 2019. Maiden Bermuda recorded approximately $930 and $4,305 of reinsurance brokerage expense for the three and nine months ended September 30, 2019, respectively (2018 - $6,145 and $18,408, respectively) and deferred reinsurance brokerage of $2,835 at September 30, 2019 (December 31, 2018 - $14,199) as a result of this agreement.
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. Prior to that date, the fee was payable at a rate of 0.0375%. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $618 and $2,071 of investment management fees for the three and nine months ended September 30, 2019, respectively, (2018 - $1,055 and $3,137, respectively) under this agreement.
NGHC Quota Share
Maiden Bermuda, effective March 1, 2010, had a 50% participation in the NGHC Quota Share, by which it received 25% of net premiums of the personal lines automobile business and assumed 25% of the related net losses. On August 1, 2013, the Company received notice from NGHC of the termination of the NGHC Quota Share effective on that date. The Company and NGHC mutually agreed that the termination is on a run-off basis. Please refer to "Note 14. Subsequent Events" for additional information regarding the commutation of this quota share subsequent to September 30, 2019.

Insurance Management Services Agreement
Effective August 31, 2019, the Company entered into an agreement with Risk Services - Vermont, Inc. ("Risk Services"), an affiliate of AmTrust. Pursuant to the agreement, Risk Services agreed to provide insurance management services to the Company including regulatory compliance services in connection with the re-domestication, licensing and operation of Maiden Bermuda in the State of Vermont. The initial term of the agreement is three years and will automatically renew for an additional three years until either party gives written notice of its intention to terminate this agreement at least three months prior to the commencement of the next applicable period. The fee for this agreement is an initial $100 retainer for re-domestication services and $100 annually and reimbursement for reasonable out-of-pocket expenses incurred by Risk Services pursuant to the terms of the agreement. The Company recorded approximately $100 of fees for the three and nine months ended September 30, 2019.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

11. Commitments and Contingencies
There are no material changes from the commitments, contingencies and concentrations previously disclosed in the Company’s Form 10-K for the year ended December 31, 2018, other than disclosures associated with the adoption of FASB Topic 842, Leases and the impact of the LPT/ADC Agreement with Enstar as outlined below. Please see “Note 2. Significant Accounting Policies” for additional information related to the adoption of FASB Topic 842, Leases.

a)	Concentrations of Credit Risk
At September 30, 2019 and December 31, 2018, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance balances receivable, reinsurance recoverable on unpaid losses and funds withheld receivable. Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement entered into on July 31, 2019.
The Company manages concentration of credit risk in the investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party and its reinsurance balances receivable, within which the largest balance is due from AmTrust. AmTrust has a credit rating of A- from A.M. Best at September 30, 2019. To mitigate credit risk, we generally have a contractual right of offset thereby allowing us to settle claims net of any premiums or loan receivable. The Company believes these balances as at September 30, 2019 will be fully collectible.

b)	Operating Lease Commitments
The Company leases office spaces, housing, office equipment and company vehicles under various operating leases expiring in various years through 2022. The Company did not enter into any new lease arrangements during the three and nine months ended September 30, 2019. The Company's leases are all currently classified as operating leases and none of them have non-lease components. For operating leases that have a lease term of more than twelve months, the Company recognized a lease liability and a right-of-use asset in the Company's Condensed Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 10%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. The exercise of lease renewal options is at the sole discretion of the Company and none of our current lease renewal options are deemed to be reasonably certain to be exercised. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's weighted-average remaining lease term is 2.8 years.
The Company's future lease obligations as at September 30, 2019 of approximately $2,610 was calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using the Company's secured incremental borrowing rate. This amount has been recognized on the Company's Condensed Consolidated Balance Sheets as a lease liability of $2,610 within accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets. Under the guidance, the Company continues to recognize the related leasing expense on a straight-line basis over the lease term in the Company's Condensed Consolidated Statements of Income. The Company's total lease expense for the three and nine months ended September 30, 2019 was $486 and $1,296, respectively (2018 - $571 and $1,702, respectively) which was recognized within net income consistent with the accounting treatment in prior periods under Topic 840. The operating cash outflows from operating leases included in the measurement of the lease liability during the three and nine months ended September 30, 2019 was $340 and $1,021, respectively.

At September 30, 2019, the scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

September 30, 2019
Remainder of 2019	$334
2020	1,169
2021	741
2022	741
Discount for present value	(375)
Total discounted operating lease liabilities	$2,610

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
In April 2009, the Company learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistle-blowing in violation of the whistle-blower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged that he was terminated for raising concerns regarding corporate governance with respect to the negotiation of the terms of the Trust Preferred Securities Offering. He seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor. The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011. On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014 and concluded in November 2018. The Company believes that it had good and sufficient reasons for terminating Mr. Turin's employment and that the claim is without merit. The Company will continue to vigorously defend itself against this claim.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Three Months Ended September 30,	2019	2018
Numerator:
Net loss from continuing operations	$(58,050)	$(240,413)
Net income from continuing operations attributable to noncontrolling interests	—	(62)
Net loss attributable to Maiden from continuing operations	(58,050)	(240,475)
Dividends on preference shares – Series A, C and D	—	(8,545)
Amount allocated to participating common shareholders(1)	—	(8)
Loss attributable to Maiden common shareholders, before discontinued operations	(58,050)	(249,028)
Loss from discontinued operations, net of income tax expense	(277)	(59,819)
Net loss allocated to Maiden common shareholders	$(58,327)	$(308,847)
Denominator:
Weighted average number of common shares – basic and diluted(2)	83,092,085	83,089,172
Basic and diluted loss from continuing operations per share attributable to Maiden common shareholders	$(0.70)	$(3.00)
Basic and diluted loss from discontinued operations per share attributable to Maiden common shareholders	—	(0.72)
Basic and diluted loss per share attributable to Maiden common shareholders:	$(0.70)	$(3.72)

For the Nine Months Ended September 30,	2019	2018
Numerator:
Net loss from continuing operations	$(88,049)	$(233,600)
Net income from continuing operations attributable to noncontrolling interests	—	(180)
Net loss attributable to Maiden from continuing operations	(88,049)	(233,780)
Dividends on preference shares – Series A, C and D	—	(25,636)
Amount allocated to participating common shareholders(1)	—	(17)
Loss attributable to Maiden common shareholders, before discontinued operations	(88,049)	(259,433)
Loss from discontinued operations, net of income tax expense	(22,327)	(41,609)
Net loss allocated to Maiden common shareholders	$(110,376)	$(301,042)
Denominator:
Weighted average number of common shares – basic and diluted(2)	83,036,925	83,085,441
Basic and diluted loss from continuing operations per share attributable to Maiden common shareholders	$(1.06)	$(3.12)
Basic and diluted loss from discontinued operations per share attributable to Maiden common shareholders	(0.27)	(0.50)
Basic and diluted loss per share attributable to Maiden common shareholders:	$(1.33)	$(3.62)

(1)	This represents earnings (dividends paid) allocated to the holders of non-vested restricted shares issued to the Company's employees under the Amended and Restated 2007 Share Incentive Plan.

(2)
Please refer to "Note 14. Shareholders' Equity" and "Note 15. Share Compensation and Pension Plans" of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, for the terms and conditions of securities that could potentially be dilutive in the future.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

13. Shareholders' Equity

a)	Common Shares
At September 30, 2019, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 88,124,360 common shares, of which 83,111,180 common shares are outstanding, and 18,600,000 preference shares, all of which are outstanding. The remaining 43,275,640 shares are undesignated at September 30, 2019. For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

b)	Treasury Shares
During the nine months ended September 30, 2019, the Company repurchased a total of 23,220 (2018 - 29,391) shares at an average price per share of $0.78 (2018 - $6.57) from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares.
During the three and nine months ended September 30, 2018, 205,000 were repurchased on the open market at an average price per share of $3.31 under the Company's share repurchase plan which has a remaining authorization of $74,245 at September 30, 2019 and December 31, 2018. No repurchases were made during the three and nine months ended September 30, 2019 under the share repurchase plan.

c)	Accumulated Other Comprehensive Income (Loss)
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended September 30, 2019	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$29,278	$(8,126)	$21,152
Other comprehensive (loss) income before reclassifications	(2,141)	11,480	9,339
Amounts reclassified from AOCI to net loss, net of tax	(8,555)	—	(8,555)
Net current period other comprehensive (loss) income	(10,696)	11,480	784
Ending balance, Maiden shareholders	$18,582	$3,354	$21,936

For the Three Months Ended September 30, 2018	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(96,107)	$(918)	$(97,025)
Other comprehensive (loss) income before reclassifications	(24,656)	4,458	(20,198)
Amounts reclassified from AOCI to net income, net of tax	785	—	785
Net current period other comprehensive (loss) income	(23,871)	4,458	(19,413)
Ending balance	(119,978)	3,540	(116,438)
Less: AOCI attributable to noncontrolling interest	—	(69)	(69)
Ending balance, Maiden shareholders	$(119,978)	$3,609	$(116,369)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

13. Shareholders' Equity (continued)

For the Nine Months Ended September 30, 2019	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(59,762)	$(5,932)	$(65,694)
Other comprehensive income before reclassifications	89,826	9,286	99,112
Amounts reclassified from AOCI to net income, net of tax	(11,482)	—	(11,482)
Net current period other comprehensive income	78,344	9,286	87,630
Ending balance, Maiden shareholders	$18,582	$3,354	$21,936

For the Nine Months Ended September 30, 2018	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$21,889	$(8,583)	$13,306
Other comprehensive (loss) income before reclassifications	(141,907)	12,123	(129,784)
Amounts reclassified from AOCI to net income, net of tax	40	—	40
Net current period other comprehensive (loss) income	(141,867)	12,123	(129,744)
Ending balance	(119,978)	3,540	(116,438)
Less: AOCI attributable to noncontrolling interest	—	(69)	(69)
Ending balance, Maiden shareholders	$(119,978)	$3,609	$(116,369)

Note 14. Subsequent Events
Commutation of NGHC Quota Share
In November 2019, Maiden Bermuda and NGHC entered into a Commutation and Release Agreement to fully and finally settle and commute all rights, obligations and liabilities, known and unknown, of each other under the NGHC Quota Share. Maiden Bermuda will pay NGHC $2,248 constituting the ceded reserve balance as at September 30, 2019.

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
Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q includes projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Our actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results and financial condition to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 14, 2019, however, these factors should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

Overview
We are a Bermuda-based holding company, previously focused on serving the needs of regional and specialty insurers in the United States ("U.S."), Europe and select other global markets. We operate internationally providing branded auto and credit life insurance products through insurer partners to retail clients in the EU and other global markets through Maiden Global Holdings, Ltd. ("Maiden Global"). These products also produce reinsurance programs which are underwritten by Maiden Reinsurance Ltd. ("Maiden Bermuda"). Certain international credit life business is written on a primary basis by Maiden Life Försäkrings AB ("Maiden LF") and general insurance business is written on a primary basis by Maiden General Försäkrings AB ("Maiden GF"). We are also running off the liabilities associated with AmTrust Financial Services, Inc. ("AmTrust") contracts we terminated in early 2019 as discussed below. We have recently entered into a retroactive reinsurance agreement and a commutation agreement that further reduces our exposure to and limits the potential volatility related to these AmTrust liabilities, which are discussed in "Note 1. Basis of Presentation" of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1. "Financial Information".
As discussed in "Note 1. Basis of Presentation" of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1. "Financial Information" and in Item 1. "Business" of our Annual Report on Form 10-K filed with the SEC on March 14, 2019, the sale of Maiden Reinsurance North America, Inc. ("Maiden US"), the Partial Termination Amendment (as defined below) and the termination of both of our quota share contracts with AmTrust have materially reduced our gross and net premiums written in 2019. We have significantly reduced our operating expenses and continue to review the steps necessary to reduce these costs further.
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
On December 27, 2018, we completed the sale agreement ("U.S. Sale Agreement") with Enstar Holdings U.S. LLC ("Enstar Holdings"), pursuant to which our wholly owned subsidiary Maiden Holdings North America, Ltd. ("Maiden NA") sold, and Enstar Holdings purchased, all of the outstanding shares of common stock of Maiden US for gross consideration of $286.4 million. Also, pursuant to the terms of the U.S. Sale Agreement, Maiden Bermuda entered into a novation agreement and a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Bermuda were either novated or retroceded to Cavello Bay Reinsurance Limited (“Cavello”), Enstar Holding’s Bermuda reinsurance affiliate in exchange for a ceding commission of $14.0 million.
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
On January 30, 2019, Maiden Bermuda and AmTrust agreed to terminate on a run-off basis (i) the remaining business subject to the AmTrust Quota Share; and (ii) the European hospital liability quota share reinsurance contract (“European Hospital Liability Quota Share”) with AmTrust’s wholly owned subsidiaries AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC") effective January 1, 2019.

Effective as of July 31, 2019, Maiden Bermuda and AII entered into a Commutation and Release Agreement which provided for AII to assume all reserves ceded by AII to Maiden Bermuda with respect to its proportional 40% share of the ultimate net loss under the AmTrust Quota Share related to: (a) all losses incurred in Accident Year 2017 and Accident Year 2018 under California workers' compensation policies issued by AII and as defined in the AmTrust Quota Share ("Commuted California Business"); and (b) all losses incurred in Accident Year 2018 under New York workers' compensation policies issued by AII ("Commuted New York Business" and together with the Commuted California Business ("Commuted Business")) in exchange for the release and full discharge of Maiden Bermuda of all of its obligations to AII with respect to the Commuted Business. The Commuted Business does not include any business classified by AII as Specialty Program or Specialty Risk business. AII and Maiden Bermuda agreed that the Commuted Business shall be discharged by Maiden Bermuda's transfer of cash and invested assets in the amount of $312.8 million ("Commutation Payment") which is the sum of the net ceded reserves in the amount of $330.7 million with respect to the Commuted Business as of December 31, 2018 less payments in the amount of $17.9 million made by Maiden Bermuda with respect to the Commuted Business from January 1, 2019 through July 31, 2019. Settlement of the Commutation Payment occurred on August 12, 2019 and Maiden Bermuda paid AII approximately $6.3 million in interest related to the Commutation Payment premium, calculated at the rate of 3.30% per annum from January 1, 2019 through August 12, 2019. Maiden Bermuda received a no objection letter from the Bermuda Monetary Authority ("BMA") regarding the Commutation and Release Agreement.
AII and Maiden Bermuda also agreed that, as of July 31, 2019, the AmTrust Quota Share shall be deemed amended as applicable so that the Commuted Business is no longer included as part of the Covered Business under the AmTrust Quota Share.
Effective on July 31, 2019, Maiden Bermuda entered into the loss portfolio and adverse development cover agreement ("LPT/ADC Agreement") with Enstar Group Limited ("Enstar") pursuant to which Cavello assumed liabilities for loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2.2 billion retention, up to $600.0 million in exchange for a retrocession premium of $445.0 million. The $2.2 billion retention will be subject to adjustment for paid losses subsequent to December 31, 2018. The LPT/ADC Agreement provides Maiden Bermuda with $155.0 million in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and therefore has been accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445.0 million would result in a deferred gain which will be recognized over the settlement period in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. At September 30, 2019, the deferred gain liability recognized for retroactive reinsurance under the LPT/ADC Agreement was approximately $104.5 million.
During the fourth quarter of 2019, our principal operating subsidiary, Maiden Bermuda, submitted the necessary filings to discontinue from Bermuda and to apply to be licensed and re-domesticate to the State of Vermont in the United States. Filings were made with the Department of Financial Regulation in Vermont as well as with the BMA to provide notice of the Company's intent to re-domicile from Bermuda. While the Company is presently targeting a completion of the re-domestication process on or about January 1, 2020, both the licensing in Vermont and the discontinuation process in Bermuda are subject to approval by those respective regulators. We have determined that re-domesticating the Company to Vermont will enable us to better align our operations, capital and resources with our liabilities, which originate mostly in the United States, resulting in a more efficient structure.The proposed re-domestication, in combination with the Strategic Review previously taken and done in close consultation with the BMA to de-risk the Company’s balance sheet, is expected to continue to strengthen the Company’s capital position and solvency ratios. The planned re-domestication does not apply to the parent holding company which will remain a Bermuda-based holding company. Securities issued by Maiden Holdings will not be affected by the planned re-domestication of Maiden Bermuda.
Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

Three and Nine Months Ended September 30, 2019 and 2018 Financial Highlights

For the Three Months Ended September 30,	2019	2018	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net loss from continuing operations	$(58,050)	$(240,413)	$182,363
Loss from discontinued operations, net of income tax	(277)	(59,819)	59,542
Net loss	(58,327)	(300,232)	241,905
Net loss attributable to Maiden common shareholders	(58,327)	(308,839)	250,512
Basic and diluted (loss) earnings per common share(9):
Net loss attributable to Maiden common shareholders(2)(9)	(0.70)	(3.72)	3.02
Dividends per common share	—	0.05	(0.05)
Gross premiums written	35,844	484,493	(448,649)
Net premiums earned	94,898	520,077	(425,179)
Underwriting loss(1)(3)	(80,255)	(251,175)	170,920
Net investment income	13,223	34,419	(21,196)
Combined ratio(4)	190.8%	150.8%	40.0
Non-GAAP measures:
Non-GAAP operating earnings (loss)(1)	$39,834	$(240,895)	$280,729
Basic and diluted (loss) earnings per common share(9):
Non-GAAP operating earnings (loss) attributable to Maiden common shareholders(1)(9)	0.48	(2.90)	3.38
Non-GAAP Combined Ratio(11)	81.3%	150.8%	(69.5)
Annualized non-GAAP operating return on average common shareholders' equity(1)	163.2%	(201.6)%	364.8

For the Nine Months Ended September 30,	2019	2018	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net loss from continuing operations	$(88,049)	$(233,600)	$145,551
Loss from discontinued operations, net of income tax	(22,327)	(41,609)	19,282
Net loss	(110,376)	(275,209)	164,833
Net loss attributable to Maiden common shareholders	(110,376)	(301,025)	190,649
Basic and diluted loss per common share(9):
Net loss attributable to Maiden common shareholders(2)(9)	(1.33)	(3.62)	2.29
Dividends per common share	—	0.35	(0.35)
Gross premiums written	(523,178)	1,629,347	(2,152,525)
Net premiums earned	411,986	1,541,278	(1,129,292)
Underwriting loss(3)	(162,137)	(287,906)	125,769
Net investment income	76,367	101,548	(25,181)
Combined ratio(4)	146.0%	120.7%	25.3
Non-GAAP measures:
Non-GAAP operating loss(1)	$(9,132)	$(253,648)	$244,516
Basic and diluted loss per common share(9):
Non-GAAP operating loss attributable to Maiden common shareholders(1)	(0.11)	(3.05)	2.94
Non-GAAP Combined Ratio(11)	120.8%	120.7%	0.1
Annualized non-GAAP operating return on average common shareholders' equity(1)	(15.5)%	(63.1)%	47.6

	September 30, 2019	December 31, 2018	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(5)	$2,162,898	$4,421,954	$(2,259,056)
Total assets	3,791,955	5,287,460	(1,495,505)
Reserve for loss and loss adjustment expenses ("loss and LAE")	2,625,858	3,126,134	(500,276)
Senior notes - principal amount	262,500	262,500	—
Maiden common shareholders' equity	68,155	89,275	(21,120)
Maiden shareholders' equity	533,155	554,275	(21,120)
Total capital resources(6)	795,655	816,775	(21,120)
Ratio of debt to total capital resources(13)	33.0%	32.1%	0.9

Book Value calculations:
Book value per common share(7)	$0.82	$1.08	$(0.26)
Accumulated dividends per common share	4.27	4.27	—
Book value per common share plus accumulated dividends	$5.09	$5.35	$(0.26)
Change in book value per common share plus accumulated dividends	(4.9)%

Diluted book value per common share(8)	$0.81	$1.08	$(0.27)

Non-GAAP measures:
Adjusted book value per common share(10)	$2.08	$1.08	$1.00
Adjusted Maiden shareholders' equity(12)	$637,697	$554,275	$83,422
Adjusted total capital resources(12)	$900,197	$816,775	$83,422
Ratio of debt to adjusted total capital resources(14)	29.2%	32.1%	(2.9)

(1)
Non-GAAP operating earnings (loss), non-GAAP operating earnings (loss) per common share, and annualized non-GAAP operating return on average common equity and underwriting loss are non-GAAP financial measures. See "Key Financial Measures" for additional information.

(2)	Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 12. Earnings per Common Share" for the calculation of basic and diluted loss per common share.

(3)
Underwriting loss is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. See "Key Financial Measures" for additional information.

(4)	Combined ratio is calculated by adding together the net loss and LAE ratio and the expense ratio.

(5)	Total investments and cash and cash equivalents includes both restricted and unrestricted.

(6)	Total capital resources is the sum of the Company's principal amount of debt and Maiden shareholders' equity. See "Key Financial Measures" for additional information.

(7)
Book value per common share is calculated using Maiden common shareholders’ equity (shareholders' equity excluding the aggregate liquidation value of our preference shares) divided by the number of common shares outstanding.See "Key Financial Measures" for additional information.

(8)
Diluted book value per common share is calculated by dividing Maiden common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive share based awards). See "Key Financial Measures" for additional information.

(9)
During a period of loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation as the effect of including potential dilutive shares would be anti-dilutive.

(10)
Adjusted book value per common share is a non-GAAP measure that is calculated using Maiden common shareholders' equity, adjusted for unamortized deferred gain on retroactive reinsurance, divided by the number of common shares outstanding. See "Key Financial Measures" for additional information.

(11)
Non-GAAP combined ratio is calculated by excluding the impact of the unamortized deferred gain liability on retroactive reinsurance from the net loss and LAE ratio, and then adding together the expense ratio and the net adjusted loss and LAE ratio. See "Key Financial Measures" for additional information.

(12)
Adjusted Maiden shareholders' equity and adjusted total capital resources are calculated by adding the unamortized deferred gain on retroactive reinsurance to the GAAP Maiden shareholders' equity and GAAP total capital resources, respectively. The deferred gain arise from the LPT/ADC Agreement with Cavello relating to losses from the AmTrust Quota Share agreement. Under U.S. GAAP, the deferred gain shall be amortized over the estimated remaining settlement period. See "Key Financial Measures" for additional information.

(13)	Ratio of debt to total capital resources is calculated using the total principal amount of debt divided by the sum of total capital resources.

(14)	Ratio of debt to adjusted total capital resources is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources.

Key Financial Measures
In addition to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income and Comprehensive Income, management uses certain key financial measures, some of which are non-GAAP measures, to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The non-GAAP measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of some of these key financial measures including the reconciliation of non-GAAP measures to the nearest GAAP measure and relevant discussions are found within Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 64. These key financial measures are:
Non-GAAP operating earnings (loss) and non-GAAP diluted operating earnings (loss) per common share: Management believes that the use of non-GAAP operating earnings (loss) and non-GAAP diluted operating earnings (loss) per share enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how management analyzes performance. Management also believes that these measures generally follow industry practice and, therefore, allow the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. Non-GAAP operating earnings (loss) should not be viewed as a substitute for U.S. GAAP net (loss) income.
Non-GAAP operating earnings (loss) is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) total other-than-temporary impairment losses; (3) foreign exchange gains or losses; (4) loss and related activity from our NGHC Quota Share run-off operations; and (5) the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain. It also excludes on a non-recurring basis: (1) loss from discontinued operations, net of income tax; (2) interest expense paid resulting from the LPT/ADC Agreement and Commutation and Release Agreement; and (3) separation costs incurred due to retirement of former executives. We exclude net realized gains or losses on investment, other-than-temporary impairment losses and foreign exchange gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe results from our NGHC Quota Share run-off operations (which was commuted subsequent to September 30, 2019, please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 14. Subsequent Events" for further details), results from our discontinued operations, interest expense paid on the LPT/ADC Agreement and Commutation and Release Agreement, separation costs paid to our former executives and ceded risks under retroactive reinsurance agreements are representative of our ongoing and future business. We believe all of these amounts are largely independent of our business and future underwriting process and including them distorts the analysis of trends in our operations.
Underwriting income (loss) is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. Management believes that this measure is important in evaluating the underwriting performance of the Company and its segments. This measure is also a useful tool to measure the profitability of the Company separately from the investment results and is also a widely used performance indicator in the insurance industry. A reconciliation of the Company's underwriting results can be found in the Company's Condensed Consolidated Financial Statements. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 3. Segment Information" for further details.
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
Book Value per Common Share and Diluted Book Value per Common Share: Book value per common share and diluted book value per common share are non-GAAP measures. Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio.
Ratio of Debt to Total Capital Resources: Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of total capital resources.
Non-GAAP underwriting income (loss), Non-GAAP loss and LAE ratio, and Non-GAAP combined ratio: Management has further adjusted the underwriting income (loss), as defined above, as well as the reported loss and LAE ratios and reported combined ratios by recognizing into income the unamortized deferred gain arising from the LPT/ADC Agreement relating to losses subject to that agreement. The deferred gain represents amounts fully recoverable from Cavello and management believes adjusting for this shows the ultimate economic benefit of the LPT/ADC Agreement on Maiden's underwriting income (loss). We believe reflecting the economic benefit of this retroactive reinsurance agreement is helpful for understanding future trends in our operations.
Adjusted Total Maiden Shareholders' Equity, Adjusted Total Capital Resources, Ratio of debt to Adjusted Total Capital Resources and Adjusted Book Value per Common Share: Management has adjusted GAAP Maiden shareholders' equity by adding the unamortized deferred gain on retroactive reinsurance arising from the LPT/ADC Agreement relating to losses incurred subject to that agreement to Maiden shareholders' equity. As a result, by virtue of this adjustment, management has also adjusted Total Capital Resources and computed the Ratio of debt to Adjusted Capital Resources and Adjusted Book Value per Common Share. The deferred gain represents amounts fully recoverable from Cavello and management believes adjusting for this shows the ultimate economic benefit of the LPT/ADC Agreement. We believe reflecting the economic benefit of this retroactive reinsurance agreement is helpful for understanding future trends in our operations, which will improve Maiden shareholders' equity over the settlement period.

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

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Gross premiums written	$35,844	$484,493	$(523,178)	$1,629,347
Net premiums written	$35,944	$482,806	$(525,995)	$1,626,485
Net premiums earned	$94,898	$520,077	$411,986	$1,541,278
Other insurance revenue	554	1,870	2,058	7,629
Net loss and LAE	(140,860)	(600,296)	(415,110)	(1,323,503)
Commission and other acquisition expenses	(32,763)	(167,618)	(152,036)	(497,026)
General and administrative expenses(1)	(2,084)	(5,208)	(9,035)	(16,284)
Underwriting loss(2)	(80,255)	(251,175)	(162,137)	(287,906)
Other general and administrative expenses(1)	(6,462)	(13,999)	(28,299)	(33,454)
Net investment income	13,223	34,419	76,367	101,548
Net realized gains (losses) on investment	12,700	(225)	25,685	(282)
Total other-than-temporary impairment losses	(165)	(479)	(165)	(479)
Foreign exchange and other gains (losses)	7,827	(552)	14,013	1,862
Interest and amortization expenses	(4,831)	(4,829)	(14,490)	(14,487)
Income tax (expense) benefit	(87)	(3,573)	977	(402)
Net loss from continuing operations	(58,050)	(240,413)	(88,049)	(233,600)
Loss from discontinued operations, net of income tax	(277)	(59,819)	(22,327)	(41,609)
Income attributable to noncontrolling interests	—	(62)	—	(180)
Dividends on preference shares	—	(8,545)	—	(25,636)
Net loss attributable to Maiden common shareholders	$(58,327)	$(308,839)	$(110,376)	$(301,025)

Ratios
Net loss and LAE ratio(3)	147.6%	115.0%	100.3%	85.4%
Commission and other acquisition expense ratio(4)	34.3%	32.1%	36.7%	32.1%
General and administrative expense ratio(5)	8.9%	3.7%	9.0%	3.2%
Expense ratio(6)	43.2%	35.8%	45.7%	35.3%
Combined ratio(7)	190.8%	150.8%	146.0%	120.7%

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

Net Loss
Net loss attributable to Maiden common shareholders for the three months ended September 30, 2019 was $58.3 million compared to a net loss attributable to Maiden common shareholders of $308.8 million for the same period in 2018. The net improvement in results for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to the following:

•	net loss from continuing operations of $58.1 million compared to net loss from continuing operations of $240.4 million for the same period in 2018 largely due to the following factors:

•
underwriting loss of $80.3 million compared to $251.2 million in the same period in 2018, which resulted in a combined ratio of 190.8% compared to 150.8% in the prior period. The reduction in the underwriting loss and the corresponding increase in the combined ratio was due to the impact of:

▪
lower adverse prior year loss development of $63.2 million or 66.2 percentage points in the third quarter of 2019 compared to adverse prior year loss development of $212.5 million or 40.7 percentage points during the same period in 2018 incurred primarily within AmTrust Reinsurance Segment; partially offset by:

▪
higher initial loss ratios on current year premiums earned during the period within the AmTrust Reinsurance segment (which excludes the Terminated Business under the Partial Termination Amendment); and

▪
higher ceding commission payable of $3.5 million for the remaining in-force business immediately prior to January 1, 2019, which increased by five percentage points (excluding Terminated Business) and related unearned premium as of January 1, 2019 under the Partial Termination Amendment with AmTrust.

•	realized gains on investment of $12.7 million for the three months ended September 30, 2019 compared to realized losses of $0.2 million for the same period in 2018;

•	foreign exchange and other gains of $7.8 million for the three months ended September 30, 2019 compared to foreign exchange losses of $0.6 million for the same period in 2018; and

•
no dividends paid to preference shareholders for the three months ended September 30, 2019 compared to $8.5 million for the same period in 2018. Our Board of Directors have not declared dividends on any of our preference shares since the fourth quarter of 2018.

•
net loss from discontinued operations of $0.3 million compared to net loss from discontinued operations of $59.8 million for the same period in 2018 as the prior year period included the impairment of goodwill and intangible assets of $74.2 million that was recognized due to the sale of Maiden US partly offset by the proceeds of the sale of the Renewal Rights of $7.5 million.

Net loss attributable to Maiden common shareholders for the nine months ended September 30, 2019 was $110.4 million compared to net loss of $301.0 million for the same period in 2018. The net improvement in results for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to the following:

•	net loss from continuing operations of $88.0 million compared to net loss from continuing operations of $233.6 million for the same period in 2018 largely due to the following factors:

•
underwriting loss of $162.1 million compared to $287.9 million for the same period in 2018 which resulted in a combined ratio of 146.0% compared to 120.7% in the prior period. The reduction in the underwriting loss and the corresponding increase in the combined ratio was principally due to the impact of:

▪
lower adverse prior year loss development of $96.5 million or 23.3 percentage points for the nine months ended September 30, 2019 compared to $250.5 million or 16.2 percentage points during the same period in 2018 incurred primarily within the AmTrust Reinsurance Segment; partly offset by;

▪
higher initial loss ratios on current year premiums earned during the period within the AmTrust Reinsurance segment (which excludes the Terminated Business under the Partial Termination Amendment); and

▪
higher ceding commission payable of $17.6 million for the remaining in-force business immediately prior to January 1, 2019, which increased by five percentage points (excluding Terminated Business) and related unearned premium as of January 1, 2019 under the Partial Termination Amendment with AmTrust.

•	realized gains on investment of $25.7 million for the nine months ended September 30, 2019 compared to realized losses of $0.3 million for the same period in 2018;

•
foreign exchange and other gains of $14.0 million for the nine months ended September 30, 2019 compared to foreign exchange gains of $1.9 million for the same period in 2018 largely due to the proceeds from the sale of AVS Automotive VersicherungsService GmbH ("AVS") and its subsidiaries to Allianz Partners on January 10, 2019. Excluding the gain of $4.3 million from the sale of AVS, net foreign exchange gains of $9.7 million were realized during the nine months ended September 30, 2019 primarily due to the impact of the strengthening of the U.S. dollar versus the euro and British pound; and

•
no dividends were paid to preference shareholders for the nine months ended September 30, 2019 compared to $25.6 million for the same period in 2018. Our Board of Directors have not declared dividends on any of our preference shares since the fourth quarter of 2018.

•
net loss from discontinued operations of $22.3 million compared to net loss from discontinued operations of $41.6 million for the same period in 2018 largely as a result of the Settlement and Commutation Agreement entered into by Maiden and

Enstar on July 31, 2019 which caused a net additional loss of $16.7 million to be recognized. The prior year period included the impairment of goodwill and intangible assets of $74.2 million that was recognized due to the sale of Maiden US partly offset by the proceeds of the sale of the Renewal Rights of $7.5 million.
Net Premiums Written
Net premiums written decreased significantly for the three and nine months ended September 30, 2019 compared to the same periods in 2018.

The tables below compare net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three and nine months ended September 30, 2019 and 2018:

For the Three Months Ended September 30,	2019	2018	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$14,539	$31,291	$(16,752)	(53.5)%
AmTrust Reinsurance	21,405	451,515	(430,110)	(95.3)%
Total	$35,944	$482,806	$(446,862)	(92.6)%

For the Nine Months Ended September 30,	2019	2018	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$38,204	$109,279	$(71,075)	(65.0)%
AmTrust Reinsurance	(564,199)	1,517,206	(2,081,405)	(137.2)%
Total	$(525,995)	$1,626,485	$(2,152,480)	(132.3)%
Net premiums written for the three and nine months ended September 30, 2019 decreased significantly compared to the same respective periods in 2018 as follows:

•
Premiums written in the AmTrust Reinsurance segment decreased significantly due to the recent termination of both the AmTrust Quota Share and the European Hospital Liability Quota Share effective January 1, 2019, therefore no new business has been written in this segment during 2019. Also, the Partial Termination Amendment resulted in Maiden Bermuda returning approximately $648.0 million in unearned premium to AII, or $436.8 million net of applicable ceding commission and brokerage; and

•
Premiums written in the Diversified Reinsurance segment decreased significantly by $16.8 million or 53.5% and $71.1 million or 65.0% for the three and nine months ended September 30, 2019, respectively, compared to the same respective periods in 2018 due to non-renewals in our European Capital Solutions business combined with lower premiums written in German Auto programs within our IIS business.

Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned decreased by $425.2 million or 81.8% and $1,129.3 million or 73.3% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.

The tables below compare net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the three and nine months ended September 30, 2019 and 2018:

For the Three Months Ended September 30,	2019		2018		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$20,492	21.6%	$28,784	5.5%	$(8,292)	(28.8)%
AmTrust Quota Share Reinsurance	74,406	78.4%	491,293	94.5%	(416,887)	(84.9)%
Total	$94,898	100.0%	$520,077	100.0%	$(425,179)	(81.8)%

For the Nine Months Ended September 30,	2019		2018		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$68,256	16.6%	$82,838	5.4%	$(14,582)	(17.6)%
AmTrust Quota Share Reinsurance	343,730	83.4%	1,458,440	94.6%	(1,114,710)	(76.4)%
Total	$411,986	100.0%	$1,541,278	100.0%	$(1,129,292)	(73.3)%
Net premiums earned in the AmTrust Reinsurance segment for the three and nine months ended September 30, 2019 decreased by $416.9 million or 84.9% and $1,114.7 million or 76.4%, respectively, compared to the same respective periods in 2018 due to the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019. Please refer to the analysis of our AmTrust Reinsurance segment on page 53 for further discussion.
Net premiums earned in our Diversified Reinsurance segment for the three and nine months ended September 30, 2019 decreased by $8.3 million or 28.8% and $14.6 million or 17.6%, respectively, compared to the same respective periods in 2018 driven by reductions in the quota share for German Auto Programs within our IIS business caused by a lower quota share cession percentage which declined from 65% in 2018 to 50% in 2019. Please refer to the analysis of our Diversified Reinsurance segment on page 51 for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to page 52 for further discussion.
Net Investment Income and Net Realized Gains on Investment
During the three months ended September 30, 2019, the Company paid AmTrust and Enstar an aggregate of $13.6 million for interest due on the settlement of funding for amounts related to the Commutation and Release Agreement and the LPT/ADC Agreement, respectively, which lowered the average yield by 1.5 basis points for the three months ended September 30, 2019.
Excluding this non-recurring interest expense, for the three and nine months ended September 30, 2019, net investment income decreased by $7.6 million or 22.1% and $11.6 million or 11.4%, respectively, compared to the same respective periods in 2018, primarily due to the decline in average investable assets of 13.4% and 6.7% respectively. This was also driven by the decline in average book yields (excluding the interest payments to AmTrust and Enstar) to 2.9% and 3.1% for the three and nine months ended September 30, 2019, respectively, compared to 3.3% and 3.2% for the same respective periods in 2018.
Net realized gains on investment were $12.7 million and $25.7 million, respectively, for the three and nine months ended September 30, 2019, compared to net realized losses of $0.2 million and $0.3 million for the same respective periods in 2018. The realized gains for the three months ended September 30, 2019 were primarily due to sales of corporate bonds during the third quarter for the settlement of the Commutation Payment to AmTrust via transfer of cash and invested assets on August 12, 2019.
The realized gains for the nine months ended September 30, 2019 were primarily driven by sales of corporate bonds during the second quarter of 2019 in anticipation of completing and funding the LPT/ADC Agreement with Enstar as well as sales of corporate bonds during the third quarter for the settlement of the Commutation Payment to AmTrust. This was partially offset by net investment losses realized on the non-cash transfer of corporate and other debt securities in the first quarter of 2019 related to the Partial Termination Amendment with AmTrust and the conversion of a portion of reinsurance trust assets held as collateral into funds withheld receivable.
The following table details the Company's average investable assets and average book yield for the three and nine months ended September 30, 2019 compared to the same period in 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Average investable assets(1)	$3,661,544	$4,226,404	$3,892,366	$4,172,955
Average book yield(2)	1.4%	3.3%	2.6%	3.2%
Adjusted average book yield(3)	2.9%	3.3%	3.1%	3.2%

(1)	The average of the Company's investments, cash and cash equivalents, restricted cash and cash equivalents, funds withheld and loan to related party at each quarter-end during the period, as adjusted.

(2)	Ratio of net investment income over average investable assets at fair value, as adjusted.

(3)	Ratio of net investment income, excluding the interest payments to AmTrust and Enstar, over average investable assets at fair value, as adjusted.
Net Loss and Loss Adjustment Expenses
Net loss and LAE decreased by $459.4 million and $908.4 million during the three and nine months ended September 30, 2019, respectively, compared to the same respective periods in 2018 largely due to the termination of the AmTrust Reinsurance quota share agreements effective January 1, 2019.
The loss ratio for the third quarter of 2019 was impacted by net adverse prior year reserve development of $63.2 million or 66.2 percentage points compared to net adverse prior year reserve development of $212.5 million or 40.7 percentage points during the same period in 2018. The loss ratio for the nine months ended September 30, 2019 was impacted by net adverse prior year reserve development of $96.5 million or 23.3 percentage points compared to $250.5 million or 16.2 percentage points during the same period in 2018. The prior year development, which is discussed in greater detail in the individual segment discussion and analysis, was primarily in our AmTrust Reinsurance segment where significant reserve strengthening occurred during the third quarter of 2018.
The net loss and LAE ratios increased to 147.6% and increased to 100.3% for the three and nine months ended September 30, 2019, respectively, compared to 115.0% and 85.4% for the same respective periods in 2018 primarily due to significant reduction in net premiums earned resulting mainly from the termination of the AmTrust Reinsurance quota share contracts effective January 1, 2019.

Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $134.9 million or 80.5% and $345.0 million or 69.4% for the three and nine months ended September 30, 2019, respectively, compared to the same respective periods in 2018 due to significantly lower earned premiums in both of our reportable segments.
The commission and other acquisition expense ratio increased to 34.3% and 36.7% for the three and nine months ended September 30, 2019, respectively, compared to 32.1% for the same respective periods in 2018 driven by an increase in ceding commission fees payable within the AmTrust Reinsurance segment as of January 1, 2019.
Under the Partial Termination Amendment with AmTrust, Maiden Bermuda agreed to pay five additional percentage points of ceding commission with respect to in-force remaining business (excluding Terminated Business) and related unearned premium over the term of the contract which impacted commission expenses by $3.5 million and $17.6 million for the three and nine months ended September 30, 2019, respectively.
General and Administrative Expenses
General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses comprise:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
General and administrative expenses – segments	$2,084	$5,208	$9,035	$16,284
General and administrative expenses – corporate	6,462	13,999	28,299	33,454
Total general and administrative expenses	$8,546	$19,207	$37,334	$49,738
Total general and administrative expenses decreased by $10.7 million, or 55.5% and $12.4 million or 24.9% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The general and administrative expense ratio increased to 8.9% and 9.0% for the three and nine months ended September 30, 2019, respectively, from 3.7% and 3.2% for the three and nine months ended September 30, 2018, respectively, as a result of significantly lower earned premiums compared to the prior periods due to termination of the AmTrust Reinsurance quota share contracts effective January 1, 2019 and non-renewals within our International business in the Diversified Reinsurance segment.
The decreased corporate expenses for the three and nine months ended September 30, 2019 compared to the same respective periods in 2018 were largely due to significant non-recurring compensation benefits of $5.5 million paid under certain executive separation agreements in the third quarter of 2018, as well as lower salary, benefits and other corporate expenses associated with the Strategic Review and related headcount reductions during 2019 and 2018.
Interest and Amortization Expenses
The interest and amortization expenses related to outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 ("Senior Notes") were unchanged at $4.8 million and $14.5 million for the three and nine months ended September 30, 2019 and 2018, respectively. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes.
Foreign Exchange and Other Gains
Net foreign exchange and other gains amounted to $7.8 million and $14.0 million during the three and nine months ended September 30, 2019, respectively, compared to net foreign exchange losses of $0.6 million and net foreign exchange gains of $1.9 million for the same respective periods in 2018.
Other gains of $4.3 million were realized during the nine months ended September 30, 2019 due to proceeds received from the sale of AVS and its related European subsidiaries to Allianz Partners on January 10, 2019. Excluding the gain of $4.3 million related to the sale of AVS during the nine months ended September 30, 2019, net foreign exchange gains of $9.7 million were realized during the nine months ended September 30, 2019 due to the impact of the strengthening of the U.S. dollar on the re-measurement of net loss reserves and related liabilities denominated in British pound and euro.
Net foreign exchange gains of $1.9 million for the nine months ended September 30, 2018 were primarily attributable to the impact of the strengthening of the U.S. dollar on the re-measurement of net loss reserves and related liabilities mainly denominated in euro and British pound.
Income Tax Benefit
The Company recorded an income tax expense of $0.1 million and income tax benefit of $1.0 million for the three and nine months ended September 30, 2019, respectively, compared to income tax expense of $3.6 million and $0.4 million for the same respective periods in 2018. These amounts relate to income tax incurred on the earnings and income tax benefits generated on the losses of our US and international subsidiaries.
The effective rate of income tax was 0.2% and (1.1)% for the three and nine months ended September 30, 2019, respectively, compared to 1.5% and 0.2% for the three and nine months ended September 30, 2018, respectively.

Dividends on Preference Shares
For the three and nine months ended September 30, 2019, no dividends were paid to preference shareholders compared to $8.5 million and $25.6 million of preference share dividends declared and paid during the same respective periods in 2018. Our Board of Directors have not declared dividends on any of our preference shares since the fourth quarter of 2018.
Please refer to "Notes to Consolidated Financial Statements Note 14. Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2018 for details on the Company’s preference shares.
Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results and associated ratios for our Diversified Reinsurance segment for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Gross premiums written	$14,439	$31,698	$41,021	$111,139
Net premiums written	$14,539	$31,291	$38,204	$109,279
Net premiums earned	$20,492	$28,784	$68,256	$82,838
Other insurance revenue	554	1,870	2,058	7,629
Net loss and LAE	(13,807)	(19,764)	(40,695)	(51,828)
Commission and other acquisition expenses	(7,005)	(8,961)	(24,413)	(28,261)
General and administrative expenses	(1,849)	(4,256)	(6,972)	(13,330)
Underwriting loss	$(1,615)	$(2,327)	$(1,766)	$(2,952)
Ratios
Net loss and LAE ratio	65.6%	64.5%	57.9%	57.3%
Commission and other acquisition expense ratio	33.3%	29.2%	34.7%	31.3%
General and administrative expense ratio	8.8%	13.9%	9.9%	14.7%
Expense ratio	42.1%	43.1%	44.6%	46.0%
Combined ratio	107.7%	107.6%	102.5%	103.3%
The combined ratio for the three and nine months ended September 30, 2019 increased slightly to 107.7% and decreased to 102.5%, respectively, compared to 107.6% and 103.3% for the same comparative periods in 2018. Please see the respective sections on net loss, commissions and administrative expenses for factors that have impacted the combined ratios in the discussion below.
Premiums — Gross premiums written decreased by $17.3 million or 54.4% and $70.1 million or 63.1% for the three and nine months ended September 30, 2019 compared to the same respective periods in 2018. This was primarily due to non-renewals in our European Capital Solutions business resulting from the downgrade and subsequent withdrawal of Maiden Bermuda's credit rating combined with lower premiums due to a lower quota share cession percentage from German Auto in our IIS business during the three and nine months ended September 30, 2019.
Net premiums written decreased by $16.8 million or 53.5% and $71.1 million or 65.0% during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 mainly due to non-renewals in our European Capital Solutions business combined with lower net premiums written in our German Auto programs within our IIS business as discussed above.

The tables below show net premiums written by line of business for the three and nine months ended September 30, 2019 and 2018:

For the Three Months Ended September 30,	2019	2018	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Written
International	$14,563	$31,291	$(16,728)	(53.5)%
Other	(24)	—	(24)	NM
Total Diversified Reinsurance	$14,539	$31,291	$(16,752)	(53.5)%

For the Nine Months Ended September 30,	2019	2018	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Written
International	$38,246	$109,238	$(70,992)	(65.0)%
Other	(42)	41	(83)	(202.4)%
Total Diversified Reinsurance	$38,204	$109,279	$(71,075)	(65.0)%
Net premiums earned decreased by $8.3 million or 28.8% and $14.6 million or 17.6% during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to lower earned premiums from German Auto programs.

The tables below show net premiums earned by line of business for the three and nine months ended September 30, 2019 and 2018:

For the Three Months Ended September 30,	2019	2018	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Earned
International	$20,516	$28,784	$(8,268)	(28.7)%
Other	(24)	—	(24)	NM
Total Diversified Reinsurance	$20,492	$28,784	$(8,292)	(28.8)%

For the Nine Months Ended September 30,	2019	2018	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Earned
International	$68,298	$82,797	$(14,499)	(17.5)%
Other	(42)	41	(83)	(202.4)%
Total Diversified Reinsurance	$68,256	$82,838	$(14,582)	(17.6)%
NM - not meaningful
Other Insurance Revenue — Other insurance revenue decreased by $1.3 million and $5.6 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 due to the sale of AVS and its subsidiaries on January 10, 2019. Through 2018, a substantial portion of our fee income was generated by AVS and its subsidiaries in Germany and Austria through its point of sale producers in select OEM's dealerships.
Net Loss and Loss Adjustment Expenses — Net loss and LAE decreased by $6.0 million or 30.1% and $11.1 million or 21.5% for the three and nine months ended September 30, 2019, respectively, compared to the same respective periods in 2018. Net loss and LAE ratios increased to 65.6% and 57.9% for the three and nine months ended September 30, 2019, respectively, compared with 64.5% and 57.3% during the same periods in 2018.
During the three months ended September 30, 2019, the net loss and LAE ratio increased by 1.1 percentage points compared to the same period in 2018 primarily due to the impact of adverse loss reserve development which was $0.7 million or 3.3 percentage points during the three months ended September 30, 2019, compared to adverse development of $0.7 million or 2.2 percentage points for the same period in 2018. The loss development in 2019 was driven by adverse experience in German Auto programs, while the adverse loss development in 2018 was due to higher than expected loss emergence emanating from facultative reinsurance contracts which are in run-off partially offset by favorable development in International auto programs.
During the nine months ended September 30, 2019, the net loss and LAE ratio increased by 0.6 percentage points compared to the same period in 2018. The 2019 loss ratio was impacted by favorable prior year loss reserve development which was $1.5 million or 2.0 percentage points during the nine months ended September 30, 2019, compared to the impact of adverse development of $1.8 million or 1.9 percentage points on the net loss ratio in 2018. The loss development in 2019 was driven by favorable experience in German Auto programs and facultative reinsurance lines which are in run-off, while the adverse development in 2018 was due to higher than expected loss emergence emanating from facultative reinsurance contracts which are in run-off partially offset by favorable development in International auto programs.
The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be effected by changes in the mix of business and the impact of increases in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, as well as the impacts on the loss ratio described above, the combined ratio increased by 0.1 percentage points and decreased by 0.8 percentage points for the three and nine months ended September 30, 2019 compared to the same respective periods in 2018.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $2.0 million or 21.8% and $3.8 million or 13.6% for the three and nine months ended September 30, 2019, respectively, compared to the same respective periods in 2018. The commission and other acquisition expense ratio for the three months ended September 30, 2019 increased to 33.3% compared to 29.2% for the same period in 2018, reflecting the impact of lower other insurance revenue which decreased by $1.3 million compared to the same period in 2018. Similarly, the commission and other acquisition expense ratio for the nine months ended September 30, 2019 increased to 34.7% compared to 31.3% for the same period in 2018, reflecting the impact of lower other insurance revenue which decreased by $5.6 million compared to the same period in 2018. Please refer to the preceding paragraph for other factors that can impact the combined ratio.
General and Administrative Expenses — General and administrative expenses decreased by $2.4 million or 56.6% and $6.4 million or 47.7% for the three and nine months ended September 30, 2019, respectively, compared to the same respective periods in 2018. The general and administrative expense ratio decreased to 8.8% and 9.9% for the three and nine months ended September 30, 2019, respectively, compared to 13.9% and 14.7% for the same periods in 2018, respectively.
The decline in the general and administrative expense ratios were primarily as a result of the Company's sale of AVS and its subsidiaries on January 10, 2019, which caused lower compensation costs, legal and other professional fees incurred compared to the respective prior periods. The overall expense ratio (including commission and other acquisition expenses) for the three and nine months ended September 30, 2019 decreased to 42.1% and 44.6%, respectively, compared to 43.1% and 46.0% for the same respective periods in 2018.
AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $78.5 million and $160.1 million during the three and nine months ended September 30, 2019, respectively, compared to $247.5 million and $283.6 million in the same periods in 2018, respectively. The underwriting loss was primarily driven by significantly lower earned premiums combined with the impact of significantly higher initial current year loss ratios, and higher commissions paid for premiums earned during the three and nine months ended September 30, 2019.

The underwriting results and associated ratios for the AmTrust Reinsurance segment for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Gross premiums written	$21,405	$452,795	$(564,199)	$1,518,208
Net premiums written	$21,405	$451,515	$(564,199)	$1,517,206
Net premiums earned	$74,406	$491,293	$343,730	$1,458,440
Net loss and LAE	(126,945)	(579,163)	(374,103)	(1,270,306)
Commission and other acquisition expenses	(25,758)	(158,657)	(127,623)	(468,765)
General and administrative expenses	(235)	(952)	(2,063)	(2,954)
Underwriting loss	$(78,532)	$(247,479)	$(160,059)	$(283,585)
Ratios
Net loss and LAE ratio	170.6%	117.9%	108.8%	87.1%
Commission and other acquisition expense ratio	34.6%	32.3%	37.1%	32.1%
General and administrative expense ratio	0.3%	0.2%	0.6%	0.2%
Expense ratio	34.9%	32.5%	37.7%	32.3%
Combined ratio	205.5%	150.4%	146.5%	119.4%
The combined ratio increased 55.1 percentage points to 205.5% for the three months ended September 30, 2019 compared to 150.4% for the same period in 2018 due to the following factors:

•
higher loss ratios for current year premiums earned during the period primarily due to the Partial Termination Amendment which caused significant changes in the mix of business being earned in 2019 compared to 2018. These changes resulted in a higher current year loss ratio for the remaining in-force business;

•
increase in the ceding commission payable which increased by five percentage points for the remaining in-force business immediately prior to January 1, 2019 (excluding Terminated Business) and related unearned premium as of January 1, 2019 under the Partial Termination Amendment (impact of $3.5 million); and

•
impact of adverse prior year loss development which was $62.4 million or 83.8 percentage points during the third quarter of 2019 compared to $210.4 million or 42.8 percentage points for the same period in 2018. Prior year adverse development in 2019 was primarily due to adverse development in Commercial Auto and General Liability in accident years 2015 to 2018, partly offset by favorable development in Workers Compensation in accident years 2016-2018. The prior year adverse development in 2018 was due to Worker's Compensation which represented nearly half of the adverse development and primarily driven by accident years 2014 to 2017, and to a lesser extent, development in European Hospital Liability, Commercial Auto and General Liability.

The combined ratio increased by 27.1 percentage points to 146.5% for the nine months ended September 30, 2019 compared to 119.4% for the same period in 2018 due to the following factors:

•
higher loss ratios for current year premiums earned during the period primarily due to the Partial Termination Amendment which caused changes in the mix of business being earned in 2019 compared to 2018. These changes resulted in a higher current year loss ratio for the remaining in-force business;

•
increase in the ceding commission payable which increased by five percentage points for the remaining in-force business immediately prior to January 1, 2019 (excluding Terminated Business) and related unearned premium as of January 1, 2019 under the Partial Termination Amendment (impact of $17.6 million); and

•
impact of adverse prior year loss development which was $97.6 million or 28.4 percentage points during the nine months ended September 30, 2019 compared to $247.3 million or 17.0 percentage points for the same period in 2018. Prior year adverse development in 2019 was primarily due to Commercial Auto and General Liability in accident years 2014 to 2018, partly offset by favorable development in Workers Compensation in accident years 2016-2018. The prior year adverse development in 2018 was largely due to Workers Compensation and European Hospital Liability, with a smaller contribution from Commercial Auto and General Liability.

Premiums — Gross premiums written decreased significantly for the three and nine months ended September 30, 2019 compared to the same respective periods in 2018 reflecting the termination of both the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019, thus no new business has been written under these contracts during 2019. Also, the Partial Termination Amendment resulted in Maiden Bermuda returning approximately $648.0 million in unearned premium to AII, or approximately $436.8 million net of applicable ceding commission and brokerage, which caused negative gross premiums written for the nine months ended September 30, 2019.
The tables below show net premiums written by category for the three and nine months ended September 30, 2019 and 2018:

For the Three Months Ended September 30,	2019	2018	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Written
Small Commercial Business	$8,050	$232,163	$(224,113)	(96.5)%
Specialty Program	4,139	94,077	(89,938)	(95.6)%
Specialty Risk and Extended Warranty	9,216	125,275	(116,059)	(92.6)%
Total AmTrust Reinsurance	$21,405	$451,515	$(430,110)	(95.3)%

For the Nine Months Ended September 30,	2019	2018	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Written
Small Commercial Business	$(329,116)	$879,403	$(1,208,519)	(137.4)%
Specialty Program	(24,500)	286,404	(310,904)	(108.6)%
Specialty Risk and Extended Warranty	(210,583)	351,399	(561,982)	(159.9)%
Total AmTrust Reinsurance	$(564,199)	$1,517,206	$(2,081,405)	(137.2)%
Net premiums written in our AmTrust Reinsurance segment for the three and nine months ended September 30, 2019 decreased significantly compared to the same respective periods in 2018 due to the termination of both the AmTrust Quota Share and European Hospital Liability Quota Share as of January 1, 2019. As discussed above, the Partial Termination Amendment resulted in Maiden Bermuda returning approximately $648.0 million in unearned premium to AII, or approximately $436.8 million net of applicable ceding commission and brokerage, which caused negative written premiums in the nine months ended September 30, 2019.
Net premiums earned decreased by $416.9 million or 84.9% and $1.1 billion or 76.4% for the three and nine months ended September 30, 2019, respectively, compared to the same respective periods in 2018 due to the termination of the AmTrust Quota Share and European Hospital Liability Quota Share as of January 1, 2019.

The tables below detail net premiums earned by category for the three and nine months ended September 30, 2019 and 2018:

For the Three Months Ended September 30,	2019		2018		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned
Small Commercial Business	$18,686	25.1%	$273,456	55.7%	$(254,770)	(93.2)%
Specialty Program	22,204	29.8%	98,359	20.0%	(76,155)	(77.4)%
Specialty Risk and Extended Warranty	33,516	45.1%	119,478	24.3%	(85,962)	(71.9)%
Total AmTrust Reinsurance	$74,406	100.0%	$491,293	100.0%	$(416,887)	(84.9)%

For the Nine Months Ended September 30,	2019		2018		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned
Small Commercial Business	$81,424	23.7%	$882,679	60.5%	$(801,255)	(90.8)%
Specialty Program	128,751	37.5%	283,592	19.5%	(154,841)	(54.6)%
Specialty Risk and Extended Warranty	133,555	38.8%	292,169	20.0%	(158,614)	(54.3)%
Total AmTrust Reinsurance	$343,730	100.0%	$1,458,440	100.0%	$(1,114,710)	(76.4)%

Net Loss and Loss Adjustment Expenses — Net loss and LAE decreased by $452.2 million or 78.1% and $896.2 million or 70.6% for the three and nine months ended September 30, 2019, respectively, compared to the same respective periods in 2018 due to significantly lower earned premiums as a result of the recent termination of both quota share agreements with AmTrust. Net loss and LAE ratios increased to 170.6% and 108.8% for the three and nine months ended September 30, 2019, respectively, compared to 117.9% and 87.1% for the same respective periods in 2018.
During the three months ended September 30, 2019, the net loss and LAE ratio increased by 52.7 percentage points compared to the same period in 2018 primarily due to the following factors:

•
the Partial Termination Amendment caused significant changes in the mix of business being earned in 2019 compared to 2018. These changes resulted in a higher current year loss ratio for the remaining in-force business; and

•
the impact of adverse prior year loss development which was $62.4 million or 83.8 percentage points during the three months ended September 30, 2019, compared to $210.4 million or 42.8 percentage points for the same period in 2018. Prior year adverse development in 2019 was due to adverse development in Commercial Auto and General Liability in accident years 2015 to 2018, partly offset by favorable development in Workers Compensation. The 2018 adverse development from Workers Compensation represented nearly half of the total adverse development and was primarily driven by accident years 2014 to 2017; to a lesser extent adverse development also occurred in European Hospital Liability, Commercial Auto and General Liability.

During the nine months ended September 30, 2019, the net loss and LAE ratio increased by 21.7 percentage points compared to the same period in 2018 primarily due to the following factors:

•
the Partial Termination Amendment caused significant changes in the mix of business being earned in 2019 compared to 2018. These changes resulted in a higher current year loss ratio for the remaining in-force business; and

•
the impact of adverse prior year loss development which was $97.6 million or 28.4 percentage points during the nine months ended September 30, 2019, compared to $247.3 million or 17.0 percentage points for the same period in 2018. Prior year adverse development in 2019 was due to Commercial Auto and General Liability in accident years 2014 to 2018, partly offset by favorable development in Workers Compensation in accident years 2016-2018. The 2018 adverse development was primarily from Workers Compensation and European Hospital Liability, with a smaller contribution from Commercial Auto and General Liability.

Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $132.9 million or 83.8% and $341.1 million or 72.8% for the three and nine months ended September 30, 2019, respectively, compared to the same respective periods in 2018 due to significantly lower earned premiums as a result of recent terminations of both quota share agreements with AmTrust effective as of January 1, 2019.
The commission and other acquisition expense ratio increased to 34.6% and 37.1% for the three and nine months ended September 30, 2019, respectively, compared to 32.3% and 32.1% for the same respective periods in 2018. This was driven by higher ceding commission payable which increased by five percentage points for the remaining in-force business immediately prior to January 1, 2019 (excluding Terminated Business) and related unearned premium as of January 1, 2019 under the Partial Termination Amendment. The increase in commission expenses incurred due to the higher ceding commission rate payable was $3.5 million and $17.6 million, respectively, for the three and nine months ended September 30, 2019.
General and Administrative Expenses — General and administrative expenses decreased slightly by $0.7 million or 75.3% and $0.9 million or 30.2% for the three and nine months ended September 30, 2019, respectively, compared to the same respective periods in 2018. The general and administrative expense ratios increased to 0.3% and 0.6% for the three and nine months ended September 30, 2019, respectively, compared to 0.2% for the same respective periods in 2018 as a result of significantly lower earned premiums due to the termination of both quota share agreements with AmTrust as of January 1, 2019.
The overall expense ratio (including commission and other acquisition expenses) increased to 34.9% and 37.7% for the three and nine months ended September 30, 2019, respectively, compared to 32.5% and 32.3% for the same respective periods in 2018 primarily due to the increase in ceding commission payable under the Partial Termination Amendment as discussed above.

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
Our business has undergone significant changes in the last year. As previously noted, the Strategic Review resulted in a series of transactions that have materially reduced the risk on our balance sheet and have transformed our operations. As a result of the transactions entered into from the Strategic Review, we are not engaged in any active underwriting of reinsurance business, and as a result, the Company's gross and net premiums written are and will continue to be materially lower in 2019 and investment income will become a significantly larger portion of our revenues. This has resulted in significant negative operating cash flow as detailed in the table below. We expect this trend to continue throughout the remainder of 2019.
We expect to use funds from cash and investment portfolios, collected premiums on reinsurance contracts in force or being run-off, investment income and proceeds from sales and redemptions of investments to meet expected claims payments and operational expenses. The premium for the LPT/ADC Agreement with Enstar and the Commutation and Release Agreement with AmTrust was paid from restricted cash and investments. Claim payments will be principally from the run-off of existing reserves for losses and loss adjustment expenses. A significant portion of those liabilities are collateralized and claim payments will be funded by using this collateral which should provide sufficient funding to fulfill those obligations.We generally expect negative operating cash flows to be met or exceeded by positive investing cash flows. Overall, we expect our cash flows, together with our existing capital base and unrestricted cash and investments to be sufficient to meet our cash requirements and to operate our business.
As of September 30, 2019, the Company had investable assets of $3.0 billion compared to $4.6 billion as of December 31, 2018. Investable assets are the total of the Company's investments, cash and cash equivalents, loan to a related party and funds withheld receivable. The decrease in investable assets is primarily the result of the aforementioned significant negative operating cash flow during 2019, in particular as a result of certain strategic transactions that have occurred during the period that required the disbursement of cash and investments. The most significant of these transactions are described below.
As discussed previously in the "Overview" on page 40, the Partial Termination Amendment was effective as of January 1, 2019. During January 2019, as part of this amendment, the Company transferred cash and investments of $480.0 million to AII based on provisional estimates. On May 30, 2019, AII reported to Maiden the actual unearned premium applicable to the Terminated Business as of December 31, 2018. As the estimated unearned premium exceeded the actual unearned premium, AII returned the excess to Maiden Bermuda which was approximately $43.2 million.
As discussed previously in the "Overview", the Commutation and Release Agreement was effective as of July 31, 2019. On August 12, 2019, as part of this agreement, the Company transferred cash and investments of $312.8 million to AII which is the sum of the net ceded reserves in the amount of $330.7 million with respect to the Commuted Business as of December 31, 2018 less payments in the amount of $17.9 million made by Maiden Bermuda with respect to the Commuted Business from January 1, 2019 through July 31, 2019. Maiden Bermuda paid AII approximately $6.3 million in interest related to the Commutation Payment premium, calculated at the rate of 3.30% per annum from January 1, 2019 through August 12, 2019.
As discussed previously in the "Overview", the LPT/ADC Agreement was dated as of July 31, 2019. Under this agreement, Cavello has assumed liabilities for the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2.2 billion retention up to $600.0 million, in exchange for a retrocession premium of $445.0 million which the Company fully paid in cash and transferred to Cavello on August 12, 2019. Maiden Bermuda paid Enstar approximately $7.3 million in interest related to the LPT/ADC Agreement premium, calculated at the rate of 2.64% per annum from January 1, 2019 through August 12, 2019.
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
As a result of the remediation measures implemented including, but not limited to, the transactions resulting from the Strategic Review, the LPT/ADC Agreement with Enstar and the Commutation and Release Agreement with AmTrust, which were both entered into on July 31, 2019, both the Company and Maiden Bermuda meet and exceed the respective MSM and ECR ratios required by the Bermuda insurance legislation. Further, as a result of these measures, we expect the relevant capital and solvency levels and ratios at both the Group and operating company level to continue to improve throughout the remainder of 2019. As previously indicated, Maiden Bermuda has made filings with the Bermuda Monetary Authority ("BMA") to discontinue from

Bermuda and an application with the Department of Financial Regulation in the State of Vermont in the United States to be licensed and to re-domesticate to that jurisdiction. We remain actively engaged with both regulators regarding those filings, including but not limited to the formulation of our longer term business plan, which will require regulatory approval for any active underwriting, capital management or other strategic initiatives.
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
At September 30, 2019 and December 31, 2018, unrestricted cash and cash equivalents and unrestricted fixed maturity investments were $434.4 million and $356.6 million, respectively.
The table below summarizes our operating, investing and financing cash flows for the nine months ended September 30, 2019 and 2018:

For the Nine Months Ended September 30,	2019	2018
	($ in thousands)
Operating activities	$(949,283)	$162,623
Investing activities	686,394	27,151
Financing activities	(18)	(63,893)
Effect of exchange rate changes on foreign currency cash	(1,269)	(1,131)
Total (decrease) increase in cash, restricted cash and cash equivalents	(264,176)	124,750
Less: change in cash, restricted cash and cash equivalents of discontinued operations	(6,113)	9,551
Total change in cash, restricted cash and cash equivalents of continuing operations	$(258,063)	$115,199
Cash Flows used in Operating Activities
Cash flows used in operating activities for the nine months ended September 30, 2019 were $949.3 million compared to cash flows provided by operating activities of $162.6 million for the nine months ended September 30, 2018, a decrease of $1.1 billion. Cash flows used in discontinued operations were $2.1 million for the nine months ended September 30, 2019 compared to $51.9 million in the nine months ended September 30, 2018. Cash flows used in continuing operating activities were $947.2 million for the nine months ended September 30, 2019 compared to cash flows provided by continuing operations of $214.5 million for the nine months ended September 30, 2018.
The significant decrease in operating cash flows from continuing operations was primarily the result of the termination of the AmTrust Quota Share including the Partial Termination Amendment and the Commutation and Release Agreement, and the termination of the European Hospital Liability Quota Share, which significantly decreased gross premiums written during the nine months ended September 30, 2019 compared to the same period in 2018. The decrease in operating cash flows also includes the new funds withheld arrangement with AmTrust in 2019. A total of $599.6 million cash and cash equivalents was transferred to AmTrust as a result of the Partial Termination Amendment and the Commutation and Release Agreement, as well as an additional $812.1 million transferred for the funds withheld arrangement and claims payments net of premium adjustments for the AmTrust Quota Share, during the nine months ended September 30, 2019.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. The Company continues to deploy available cash for longer-term investments as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at relatively low levels. Net cash provided by investing activities was $686.4 million for the nine months ended September 30, 2019 compared to $27.2 million for the same period in 2018 primarily due to the sale of fixed maturity investments in the third quarter of 2019 which were made to settle the Commutation Payment of $312.8 million and retrocession premium of $445.0 million under the LPT/ADC Agreement.
Cash flows used in discontinued operations was $6.1 million for the nine months ended September 30, 2019 compared to cash flows provided by discontinued operations of $112.5 million for the same period in 2018. Cash flows provided by continuing operations was $692.5 million during the nine months ended September 30, 2019 compared to cash flows used in continuing operations of $85.3 million for the same period in 2018 as the purchases of fixed maturity securities were lower and the proceeds from maturities and sales of fixed maturities were higher during the nine months ended September 30, 2019 compared to the same period in 2018. During the nine months ended September 30, 2019, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $695.8 million compared to an outflow of $74.5 million for the same period in 2018.
Cash Flows from Financing Activities
Cash flows used in financing activities were $0.02 million for the nine months ended September 30, 2019 compared to $63.9 million for the same period in 2018. No dividends on common or preference shares were paid during the nine months ended September 30, 2019. Our Board of Directors have not declared any common or preference share dividends since the fourth quarter of 2018. The cash outflow during the nine months ended September 30, 2018 primarily relates to dividends paid to holders of preference shares of $25.6 million and dividends paid to holders of common shares of $37.4 million.

Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019.
At September 30, 2019 and December 31, 2018, restricted cash and cash equivalents and fixed maturity investments used as collateral were $1.7 billion and $4.0 billion, respectively. This collateral represents 79.6% and 91.9% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and cash equivalents) at September 30, 2019 and December 31, 2018, respectively.
Investments
The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities which are all designated as available-for-sale ("AFS") at September 30, 2019. Please see "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q.
During the nine months ended September 30, 2019, the yield on the 10-year U.S. Treasury bond decreased by 101 basis points to 1.68%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The continuing downward shift in the U.S. Treasury yield curve during the nine months ended September 30, 2019 reflects a potentially more accommodative Federal Reserve policy for the remainder of 2019 primarily due to global trade tensions and uncertainty and investor appetite for relatively risk-free investments amid concerns regarding future global economic growth.
The movement in the market values of our AFS fixed maturity portfolio during the nine months ended September 30, 2019 generated net unrealized gains of $77.1 million, primarily due to the recent trend of lower long-term interest rates along with lower inflation expectations as a result of slower global economic growth, both of which have increased bond prices during the nine months ended September 30, 2019. Please see "Liquidity and Capital Resources - Capital Resources" on page 63 for further information.
At September 30, 2019, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.
At September 30, 2019 and December 31, 2018, these respective durations in years were as follows:

	September 30, 2019	December 31, 2018
Fixed maturities and cash and cash equivalents	3.6	4.2
Reserve for loss and LAE(1)	4.1	4.5
(1) The duration regarding our reserve for loss and LAE at September 30, 2019 is gross of LPT/ADC Agreement reserves.

During the nine months ended September 30, 2019, the weighted average duration of our fixed maturity investment portfolio decreased by 0.6 years to 3.6 years and the duration for the reserve for loss and LAE decreased by 0.4 years to 4.1 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities ("CMBS").

At September 30, 2019, the duration of our fixed maturity investment portfolio had decreased compared to December 31, 2018 due to sales of fixed maturities as a result of entering into both the LPT/ADC Agreement with Enstar and the Commutation and Release Agreement with AmTrust. Due to the impact of these agreements, the duration of our reserve for loss and LAE has decreased similarly and the differential between asset and liability duration is comparable to December 31, 2018.

The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows:

September 30, 2019	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$94,971	$780	$—	$95,751	2.6%	0.9
U.S. agency bonds – mortgage-backed	748,135	12,120	(1,265)	758,990	2.9%	4.9
Non-U.S. government and supranational bonds	11,899	201	(340)	11,760	1.2%	4.8
Asset-backed securities	172,919	828	(521)	173,226	4.1%	0.9
Corporate bonds	1,008,823	28,963	(22,130)	1,015,656	2.9%	3.7
Municipal bonds	4,105	72	—	4,177	4.6%	1.6
Total AFS fixed maturities	2,040,852	42,964	(24,256)	2,059,560	3.0%	3.8
Cash and cash equivalents	72,926	—	—	72,926	0.3%	0.0
Total	$2,113,778	$42,964	$(24,256)	$2,132,486	2.9%	3.6

December 31, 2018	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$138,625	$448	$(1)	$139,072	2.6%	1.1
U.S. agency bonds – mortgage-backed	1,485,716	3,491	(36,073)	1,453,134	3.0%	5.8
U.S. agency bonds – other	129,741	40	(548)	129,233	2.8%	1.0
Non-U.S. government and supranational bonds	11,212	66	(1,206)	10,072	3.4%	5.1
Asset-backed securities	216,072	425	(1,415)	215,082	4.2%	2.4
Corporate bonds	1,128,614	6,525	(30,164)	1,104,975	3.0%	4.3
Total AFS fixed maturities	3,109,980	10,995	(69,407)	3,051,568	3.1%	4.6
HTM fixed maturities
Corporate bonds	957,845	3,872	(20,990)	940,727	3.7%	4.4
Municipal bonds	57,836	—	(551)	57,285	3.2%	4.0
Total HTM fixed maturities	1,015,681	3,872	(21,541)	998,012	3.7%	4.4
Cash and cash equivalents	330,989	—	—	330,989	2.1%	0.0
Total	$4,456,650	$14,867	$(90,948)	$4,380,569	3.1%	4.2

(1)
Average yield is calculated by dividing annualized investment income for each sub-component of AFS and HTM securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

(2)	Average duration in years.
At September 30, 2019, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
U.S. agency bonds - mortgage-backed
Residential mortgage-backed ("RMBS")
GNMA – fixed rate	$102,018	13.4%	$152,626	9.6%
GNMA – variable rate	7,441	1.0%	10,773	0.7%
FNMA – fixed rate	299,079	39.4%	742,749	46.9%
FHLMC – fixed rate	350,452	46.2%	546,986	34.6%
Total U.S. agency bonds - mortgage-backed	758,990	100.0%	1,453,134	91.8%
U.S. agency bonds - fixed rate	—	—%	129,233	8.2%
Total U.S. agency bonds	$758,990	100.0%	$1,582,367	100.0%

Our Agency MBS portfolio is 36.9% of our fixed maturity investments at September 30, 2019. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reduce the total amount of investment income we earn.
At September 30, 2019 and December 31, 2018, 99.7% and 98.7%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+, or equivalent, or less. Please see "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.
The security holdings by sector and financial strength rating of our corporate bond holdings at September 30, 2019 and December 31, 2018 were as follows:

	Ratings(1)
September 30, 2019	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds						($ in thousands)
Basic Materials	—%	—%	0.6%	1.4%	—%	$19,405	2.0%
Communications	—%	—%	2.3%	3.9%	—%	63,678	6.2%
Consumer	—%	0.1%	10.3%	19.1%	—%	299,891	29.5%
Energy	—%	0.8%	6.0%	3.7%	—%	106,404	10.5%
Financial Institutions	—%	3.5%	29.4%	10.4%	0.5%	444,763	43.8%
Industrials	—%	—%	1.8%	3.4%	—%	52,941	5.2%
Technology	—%	—%	1.1%	1.7%	—%	28,574	2.8%
Total	—%	4.4%	51.5%	43.6%	0.5%	$1,015,656	100.0%

	Ratings(1)
December 31, 2018	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds						($ in thousands)
Basic Materials	—%	—%	0.8%	2.1%	0.7%	$73,696	3.6%
Communications	—%	0.9%	2.7%	5.0%	—%	175,924	8.6%
Consumer	—%	0.2%	13.0%	16.0%	0.3%	602,756	29.5%
Energy	—%	1.4%	3.9%	3.6%	0.7%	195,259	9.6%
Financial Institutions	0.1%	3.1%	26.8%	9.8%	0.3%	822,245	40.1%
Industrials	—%	—%	1.3%	3.7%	—%	103,349	5.0%
Technology	—%	0.7%	1.4%	0.9%	0.6%	72,473	3.6%
Total	0.1%	6.3%	49.9%	41.1%	2.6%	$2,045,702	100.0%

(1)	Ratings as assigned by S&P, or equivalent
At September 30, 2019, the Company’s ten largest corporate holdings, 90.1% of which are U.S. dollar denominated and 42.5% of which are in the Financial Institutions sector, at fair value and as a percentage of all fixed income securities were as follows:

September 30, 2019	Fair Value	% of Holdings	Rating(1)
	($ in thousands)
Gilead Sciences Inc, 3.65% Due 3/1/2026	$21,436	1.0%	A
Rabobank Nederland Utrec, 3.875% Due 2/8/2022	19,906	1.0%	A+
BNP Paribas, 5.00% Due 1/15/2021	19,808	1.0%	A+
Electricite de France, 4.625%, Due 9/11/2024	17,194	0.8%	A-
UBS Group Funding (Jersey) Ltd, 2.65% Due 2/1/2022	17,144	0.8%	A-
Bank of New York Mellon Corp, 3.00%, Due 2/24/2025	16,657	0.8%	A
Pepsico Inc., 3.60%, Due 3/1/2024	15,963	0.8%	A+
Allergan Funding SCS, 3.80%, Due 3/15/2025	15,707	0.8%	BBB
BAT International Finance PLC, 3.95%, Due 6/15/2025	15,615	0.7%	BBB+
Daimler Finance North America LLC, 3.30%, Due 5/19/2025	13,455	0.7%	A
Total	$172,885	8.4%

(1)	Ratings as assigned by S&P, or equivalent

At September 30, 2019 and December 31, 2018, respectively, we hold the following non-U.S. dollar denominated securities:

	September 30, 2019		December 31, 2018
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated corporate bonds	$302,526	96.3%	$338,712	97.1%
Non-U.S. government and supranational bonds	11,760	3.7%	10,072	2.9%
Total non-U.S. dollar denominated AFS securities	$314,286	100.0%	$348,784	100.0%
At September 30, 2019 and December 31, 2018, respectively, these non-U.S. securities are invested in the following currencies:

	September 30, 2019		December 31, 2018
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Euro	$266,623	84.8%	$284,440	81.6%
British Pound	40,219	12.8%	37,469	10.7%
Canadian Dollar	5,317	1.7%	5,658	1.6%
All other currencies	2,127	0.7%	21,217	6.1%
Total non-U.S. dollar denominated AFS securities	$314,286	100.0%	$348,784	100.0%
The net decrease in non-U.S. denominated fixed maturities is primarily due to sales of Australian dollar denominated corporate bonds during the nine months ended September 30, 2019. At September 30, 2019 and December 31, 2018, all of the Company's non-U.S. government and supranational issuers have a rating of A or higher by S&P.
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

Ratings(1)	September 30, 2019		December 31, 2018
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$474	0.2%	$2,258	0.7%
AA+, AA, AA-	20,542	6.8%	28,725	8.5%
A+, A, A-	134,608	44.4%	148,204	43.7%
BBB+, BBB, BBB-	141,574	46.8%	148,672	43.9%
BB+ or lower	5,328	1.8%	10,853	3.2%
Total non-U.S. dollar denominated corporate bonds	$302,526	100.0%	$338,712	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies at September 30, 2019 and December 31, 2018, respectively.
Other Balance Sheet Changes
The following table summarizes the Company's other material balance sheet changes at September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019	December 31, 2018	Change	Change %
Reinsurance recoverable on unpaid losses	$615,481	$71,901	$543,580	756.0%
Deferred commission and other acquisition expenses	90,367	388,442	(298,075)	(76.7)%
Funds withheld receivable	678,775	27,039	651,736	2,410.4%
Reserve for loss and LAE	2,625,858	3,126,134	(500,276)	(16.0)%
Unearned premiums	261,130	1,200,419	(939,289)	(78.2)%
Deferred gain on retroactive reinsurance	104,542	—	104,542	NM
Accrued expenses and other liabilities	12,416	66,183	(53,767)	(81.2)%
NM - not meaningful
The Company's deferred commission and other acquisition expenses decreased by 76.7% and unearned premiums decreased by 78.2% primarily due to the Partial Termination Amendment with AmTrust on a cut-off basis and the termination of the remaining business under both quota share contracts with AmTrust which are now in run-off with no new business written beginning January 1, 2019. Accrued expenses and other liabilities decreased by 81.2% as at September 30, 2019 compared to December 31, 2018 due to reductions in the reinsurance balances payable as a result of the aforementioned termination of both AmTrust reinsurance contracts effective January 1, 2019.

Funds withheld receivable increased by $651.7 million due to the conversion of a portion of the existing trust accounts used for collateral on the AmTrust Quota Share into a funds withheld arrangement and the establishment of a funds withheld arrangement on the AIU DAC portion of the European Hospital Liability Quota Share, both of which are permitted collateral options under each respective agreement, on January 11, 2019. Reinsurance recoverable on unpaid losses increased by $543.6 million at September 30, 2019 compared to December 31, 2018 as a result of the entry by Maiden Bermuda into the LPT/ADC Agreement pursuant to which Cavello assumed liabilities for the loss reserves as of December 31, 2018 of $445.0 million. In addition, reinsurance recoverables further increased by $104.5 million due to adverse prior year reserve development on loss reserves subject to the agreement, with a corresponding deferred gain on retroactive reinsurance recognized.
Capital Resources
Capital resources consist of funds deployed in support of our operations. In the nine months ended September 30, 2019, our total capital resources decreased by $21.1 million, or 2.6% compared to December 31, 2018 due to the net loss attributable to common shareholders partly offset by unrealized gains on our investment portfolio. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next twelve months. The following table shows the movement in total capital resources at September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019	December 31, 2018	Change	Change %
Preference shares	$465,000	$465,000	$—	—%
Common shareholders' equity	68,155	89,275	(21,120)	(23.7)%
Total Maiden shareholders' equity	533,155	554,275	(21,120)	(3.8)%
Senior Notes - principal amount	262,500	262,500	—	—%
Total capital resources	$795,655	$816,775	$(21,120)	(2.6)%
The major factors contributing to the net decrease in capital resources were as follows:
Maiden shareholders' equity
Total shareholders' equity at September 30, 2019 decreased by $21.1 million, or 3.8% compared to December 31, 2018 due to the following factors:

•	net loss attributable to Maiden of $110.4 million for the nine months ended September 30, 2019 partly offset by:

•
net increase in AOCI of $87.6 million which arose due to: 1) an increase in net unrealized gains on investment of $78.3 million resulting from the net increase in the fair value of our investment portfolio relating to market price movements due to declining interest rates during the nine months ended September 30, 2019; 2) an increase in cumulative translation adjustments of $9.2 million due to the effect of the recent depreciation of the euro and British pound relative to the original currencies on our non-U.S. dollar net liabilities (excluding non-U.S. dollar AFS fixed maturities); and

•	net increase in share based transactions of $1.7 million.
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the nine months ended September 30, 2019, the Company did not repurchase any common shares under its share repurchase authorization. At September 30, 2019, the Company has a remaining authorization of $74.2 million for share repurchases. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 13. Shareholders' Equity" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the equity instruments issued by the Company at September 30, 2019 and December 31, 2018.
On October 25, 2019, the Company transferred the listing of its common shares from the NASDAQ Global Select Market to the NASDAQ Capital Market. The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Select Market and listed companies must meet certain financial requirements and comply with the NASDAQ Stock Market LLC’s (“NASDAQ”) corporate governance requirements. The Company’s common shares continue to trade under the symbol “MHLD”.

Book Value per Common Share and Diluted Book Value per Common Share
Book value and diluted book value per common share at September 30, 2019 and December 31, 2018 were computed as follows:

	September 30, 2019	December 31, 2018
($ in thousands except share and per share data)
Ending Maiden common shareholders’ equity	$68,155	$89,275
Proceeds from assumed conversion of dilutive options	—	362
Numerator for diluted book value per common share calculation	$68,155	$89,637

Common shares outstanding	83,111,180	82,948,577
Shares issued from assumed conversion of dilutive options and restricted share units	1,055,273	398,390
Denominator for diluted book value per common share calculation	84,166,453	83,346,967

Book value per common share	$0.82	$1.08
Diluted book value per common share	0.81	1.08
At September 30, 2019, book value per common share decreased by 24.1% and diluted book value per common share decreased by 25.0%, compared to December 31, 2018. This was primarily due to our net loss attributable to Maiden common shareholders of $110.4 million for the nine months ended September 30, 2019, partly offset by net unrealized gains on our investment portfolio of $78.3 million and foreign currency gains of $9.2 million reported in other comprehensive income during the nine months ended September 30, 2019. Please see "Liquidity and Capital Resources - Investments" on page 59 for further information on the change in fair value of our fixed maturity investment portfolio.
Senior Notes
There were no changes in the Company’s Senior Notes at September 30, 2019 compared to December 31, 2018 and the Company did not enter into any short-term borrowing arrangements during the nine months ended September 30, 2019. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes.
Ratio of Debt to Total Capital Resources
The ratio of Debt to Total Capital Resources (see calculation above of Total Capital Resources), which is a non-GAAP financial measure, at September 30, 2019 and December 31, 2018 was computed as follows:

	September 30, 2019	December 31, 2018
($ in thousands)
Senior notes - principal amount	$262,500	$262,500
Maiden shareholders’ equity	533,155	554,275
Total capital resources	$795,655	$816,775
Ratio of debt to total capital resources	33.0%	32.1%
Financial Strength Ratings
In February 2019, we requested from A.M. Best to withdraw our financial strength rating. On February 28, 2019, A.M. Best approved the withdrawal with a final rating as "B++" (Good) with negative outlook and implications as previously disclosed in the "Financial Strength Ratings" of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Aggregate Contractual Obligations
In the normal course of business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. As a result of the adoption of Topic 842 accounting standard for leases on January 1, 2019, the Company’s contractual operating lease obligations were capitalized at the net present value of future lease payments on the Condensed Consolidated Balance Sheet at September 30, 2019. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments and Contingencies" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Operating Lease Obligations. There are no other material changes from what was disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Non-GAAP Measures

The calculation, reconciliation to nearest GAAP measure and discussion of relevant non-GAAP measures (as defined in the Key Financial Measures on page 44) used by management are as follows:

Non-GAAP Operating earnings (loss)
Non-GAAP operating earnings (loss) and non-GAAP diluted operating earnings (loss) per common share can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended September 30,	2019	2018
	($ in thousands except per share data)
Net loss attributable to Maiden common shareholders	$(58,327)	$(308,839)
Add (subtract):
Net realized (gains) losses on investment	(12,700)	225
Total other-than-temporary impairment losses	165	479
Foreign exchange and other (gains) losses	(7,827)	552
Loss from NGHC Quota Share run-off	108	1,369
Unamortized deferred gain on retroactive reinsurance	104,542	—
Loss from discontinued operations, net of income tax	277	59,819
Interest expense paid under the LPT/ADC Agreement and the Commutation Agreement	13,596	—
Separation costs incurred due to retirement of former executives	—	5,500
Non-GAAP operating earnings (loss) attributable to Maiden common shareholders	$39,834	$(240,895)

Diluted loss per share attributable to Maiden common shareholders	$(0.70)	$(3.72)
Add (subtract):
Net realized (gains) losses on investment	(0.15)	#VALUE!
Total other-than-temporary impairment losses	—	0.01
Foreign exchange and other (gains) losses	(0.09)	0.01
Loss from NGHC Quota Share run-off	—	0.01
Unamortized deferred gain on retroactive reinsurance	1.26	—
Loss from discontinued operations, net of income tax	—	0.72
Interest expense paid under the LPT/ADC Agreement and the Commutation Agreement	0.16	—
Separation costs incurred due to retirement of former executives	—	0.07
Non-GAAP diluted operating earnings (loss) per common share	$0.48	#VALUE!

For the Nine Months Ended September 30,	2019	2018
	($ in thousands except per share data)
Net loss attributable to Maiden common shareholders	$(110,376)	$(301,025)
Add (subtract):
Net realized (gains) losses on investment	(25,685)	282
Total other-than-temporary impairment losses	165	479
Foreign exchange and other gains	(14,013)	(1,862)
Loss from NGHC Quota Share run-off	312	1,369
Unamortized deferred gain on retroactive reinsurance	104,542	—
Loss from discontinued operations, net of income tax	22,327	41,609
Interest expense paid under the LPT/ADC Agreement and the Commutation Agreement	13,596	—
Separation costs incurred due to retirement of former executives	—	5,500
Non-GAAP operating loss attributable to Maiden common shareholders	$(9,132)	$(253,648)

Diluted loss per share attributable to Maiden common shareholders	$(1.33)	$(3.62)
Add (subtract):
Net realized (gains) losses on investment	(0.31)	—
Total other-than-temporary impairment losses	—	0.01
Foreign exchange and other gains	(0.17)	(0.03)
Loss from NGHC Quota Share run-off	0.01	0.02
Unamortized deferred gain on retroactive reinsurance	1.26	—
Loss from discontinued operations, net of income tax	0.27	0.50
Interest expense paid under the LPT/ADC Agreement and the Commutation Agreement	0.16	—
Separation costs incurred due to retirement of former executives	—	0.07
Non-GAAP diluted operating loss per common share	$(0.11)	$(3.05)

Non-GAAP operating earnings (loss)
Non-GAAP operating earnings attributable to Maiden common shareholders were $39.8 million and non-GAAP operating loss attributable to Maiden common shareholders was $9.1 million for the three and nine months ended September 30, 2019, respectively, compared to a non-GAAP operating loss of $240.9 million and $253.6 million for the same respective periods in 2018. This was largely due to non-GAAP underwriting income of $24.3 million for the three months ended September 30, 2019, compared to a non-GAAP underwriting loss of $251.2 million for the same period in 2018, and a non-GAAP underwriting loss of $57.6 million for the nine months ended September 30, 2019 compared to a non-GAAP underwriting loss of $287.9 million for the same period in 2018.
The non-GAAP underwriting and operating results for the three and nine months ended September 30, 2019 reflect the recognition into income of the deferred gain arising from the LPT/ADC Agreement relating to losses subject to that agreement which are fully recoverable from Cavello, to show the ultimate economic benefit to Maiden.. The amount recognized as a deferred gain for the three and nine months ended September 30, 2019 under this agreement was $104.5 million, which is the portion of unfavorable loss development for which we have ceded the risk under the LPT/ADC Agreement.
In addition, the improvement in non-GAAP underwriting results in both the three and nine months ended September 30, 2019 compared to the same periods in 2018, respectively, was primarily due to a reduction in the amount of adverse loss development that was incurred compared to the prior year period in our AmTrust Reinsurance segment. Please see the "Results of Operations" on page 53 for further details regarding the impact of adverse development under the "AmTrust Reinsurance Segment" section.
Non-GAAP Operating ROACE
The improvement in Non-GAAP Operating ROACE for the three and nine months ended September 30, 2019 relative to the same periods in 2018 reflects the improvement in non-GAAP operating earnings for the three and nine months ended September 30, 2019 compared to the same periods in 2018 and was computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Non-GAAP operating earnings (loss) attributable to Maiden common shareholders	$39,834	$(240,895)	$(9,132)	$(253,648)
Opening Maiden common shareholders’ equity	125,572	640,742	89,275	767,174
Ending Maiden common shareholders’ equity	68,155	307,554	68,155	307,554
Average Maiden common shareholders’ equity	96,864	474,148	78,715	537,364
Non-GAAP Operating ROACE	163.2%	(201.6)%	(15.5)%	(63.1)%
Non-GAAP Underwriting Results
The following summarizes our non-GAAP underwriting results for the three and nine months ended September 30, 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Gross premiums written	$35,844	$484,493	$(523,178)	$1,629,347
Net premiums written	$35,944	$482,806	$(525,995)	$1,626,485
Net premiums earned	$94,898	$520,077	$411,986	$1,541,278
Other insurance revenue	554	1,870	2,058	7,629
Non-GAAP net loss and LAE(1)	(36,318)	(600,296)	(310,568)	(1,323,503)
Commission and other acquisition expenses	(32,763)	(167,618)	(152,036)	(497,026)
General and administrative expenses	(2,084)	(5,208)	(9,035)	(16,284)
Non-GAAP underwriting income (loss)	$24,287	$(251,175)	$(57,595)	$(287,906)

Ratios:
Non-GAAP net loss and LAE ratio(1)	38.1%	115.0%	75.1%	85.4%
Commission and other acquisition expense ratio	34.3%	32.1%	36.7%	32.1%
General and administrative expense ratio	8.9%	3.7%	9.0%	3.2%
Expense ratio	43.2%	35.8%	45.7%	35.3%
Non-GAAP combined ratio(1)	81.3%	150.8%	120.8%	120.7%

(1) Non-GAAP net loss and LAE, non-GAAP net loss and LAE ratio, and non-GAAP combined ratio for the three and nine months ended September 30, 2019 exclude adverse prior year reserve development subject to the LPT/ADC Agreement. See "Key Financial Measures" on page 44 for definitions of Non-GAAP underwriting income (loss), net loss and LAE, non-GAAP net loss and LAE ratio, and non-GAAP combined ratio.
The non-GAAP underwriting results as well as the non-GAAP loss and LAE and ratios and non-GAAP combined ratios reflect the recognition into income of the deferred gain arising from the LPT/ADC Agreement relating to losses subject to the AmTrust Quota Share agreement which are fully recoverable from Cavello to show the ultimate economic benefit to Maiden.
Non-GAAP Underwriting Income (Loss)
Adjusted for the recognition into income of the deferred gain on the LPT/ADC Agreement of $104.5 million during the three months ended September 30, 2019, the non-GAAP underwriting income was $24.3 million compared to an underwriting loss of $251.2 million for the comparative period in 2018. The non-GAAP combined ratio for the three months ended September 30, 2019 was 81.3% compared to 150.8% during the same period in 2018.
Adjusted for the recognition into income of the deferred gain on retroactive reinsurance of $104.5 million during the nine months ended September 30, 2019, the non-GAAP underwriting loss was $57.6 million compared to $287.9 million in the comparative period in 2018. The non-GAAP combined ratio during the nine months ended September 30, 2019 was 120.8% compared to 120.7% during the same period in 2018.
Non-GAAP Combined Ratio
As noted previously, the recognition of the unamortized deferred gain on retroactive reinsurance of $104.5 million reduced the net loss and loss adjustment expenses for the three and nine months ended September 30, 2019 in the calculation of non-GAAP Combined Ratio as shown in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Combined ratio	190.8%	150.8%	146.0%	120.7%
Less: Unamortized deferred gain on retroactive reinsurance	109.5%	—%	25.2%	—%
Non-GAAP combined ratio(1)	81.3%	150.8%	120.8%	120.7%
(1) Non-GAAP net loss and LAE for the three months ended September 30, 2019 includes adverse prior year reserve development subject to the LPT/ADC Agreement for the first half of 2019 of $30.6 million. Excluding this amount, the non-GAAP net loss and LAE for the third quarter of 2019 was $66.9 million and the non-GAAP combined ratio was 113.3%.
Non-GAAP Net Loss and LAE
As noted previously, the recognition of the unamortized deferred gain on retroactive reinsurance of $104.5 million reduced the net loss and LAE for the three and nine months ended September 30, 2019 in the calculation of non-GAAP Loss and LAE as shown in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Net loss and loss adjustment expenses	$140,860	$600,296	$415,110	$1,323,503
Less: Unamortized deferred gain on retroactive reinsurance	104,542	—	104,542	—
Non-GAAP net loss and loss adjustment expenses	$36,318	$600,296	$310,568	$1,323,503
Adjusted for the recognition into income of the deferred gain on retroactive reinsurance of $104.5 million during the three and nine months ended September 30, 2019, non-GAAP net loss and LAE were $36.3 million and $310.6 million, respectively, and the non-GAAP net loss and LAE ratios were 38.1% and 75.1%, respectively, compared to115.0% and 85.4% for the respective comparative periods in 2018.
Non-GAAP net loss and LAE and the non-GAAP net loss ratio for the three months ended September 30, 2019 includes adverse prior year reserve development under the AmTrust Quota Share covered under the LPT/ADC Agreement for the first half of 2019 of $30.6 million. Excluding this amount, the non-GAAP net loss and LAE for the third quarter of 2019 was $66.9 million, the non-GAAP net loss and LAE ratio was 70.1%, and the non-GAAP combined ratio was 113.3%.
These non-GAAP measures include the recognition of $27.6 million (or 28.9 and 6.7 net loss and LAE ratio and combined ratio percentage points for the three and nine months ended September 30, 2019, respectively) related to the application of the $40.5 million loss corridor cap on AmTrust program business during the three and nine months ended September 30, 2019, pursuant to the previously announced Post-Termination Endorsement of the reinsurance contracts between the Company and AmTrust.

Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share, Ratio of Debt to Total Adjusted Capital Resources
The improvement in Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at September 30, 2019 reflects the addition of the unamortized deferred gain on retroactive reinsurance to the GAAP Maiden shareholders' equity as depicted in the computations below. As noted previously, the deferred gain arises from the LPT/ADC Agreement with Cavello relating to losses subject to that agreement which are fully recoverable from Cavello. The inclusion of the unamortized deferred gain in these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve Maiden shareholders' equity over the settlement period under the terms of the agreement.
Reconciliation of Maiden's shareholders' equity to adjusted total capital resources The following table computes Maiden's adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain on retroactive reinsurance at September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019	December 31, 2018	Change	Change %
Preference shares	$465,000	$465,000	$—	—%
Common shareholders' equity	68,155	89,275	(21,120)	(23.7)%
Total Maiden shareholders' equity	533,155	554,275	(21,120)	(3.8)%
Unamortized deferred gain on retroactive reinsurance	104,542	—	104,542	100.0%
Adjusted Maiden shareholders' equity	637,697	554,275	83,422	15.1%
Senior Notes - principal amount	262,500	262,500	—	—%
Adjusted total capital resources	$900,197	$816,775	$83,422	10.2%
Reconciliation of book value per common share to adjusted book value per common share The adjusted book value per common share as reconciled for the recognition of the unamortized deferred gain on retroactive reinsurance at September 30, 2019 and December 31, 2018 was computed as follows:

	September 30, 2019	December 31, 2018
($ in thousands except per share data)
Book value per common share	$0.82	$1.08
Unamortized deferred gain on retroactive reinsurance	1.26	—
Adjusted book value per common share	$2.08	$1.08
Ratio of Debt to Total Adjusted Capital Resources Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of total adjusted capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at September 30, 2019 and December 31, 2018 was computed as follows:

	September 30, 2019	December 31, 2018
($ in thousands)
Senior notes - principal amount	$262,500	$262,500
Adjusted Maiden shareholders’ equity	637,697	554,275
Adjusted total capital resources	$900,197	$816,775
Ratio of debt to adjusted total capital resources	29.2%	32.1%

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Australian dollar and the Canadian dollar. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely affected. At September 30, 2019, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange gains amounted to $7.8 million and $9.7 million during the three and nine months ended September 30, 2019, respectively, compared to foreign exchange losses of $0.6 million and foreign exchange gains of $1.9 million for the three and nine months ended September 30, 2018, respectively.
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
Off-Balance Sheet Arrangements
At September 30, 2019, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At September 30, 2019, we had AFS fixed maturity securities with a fair value of $2.1 billion that are subject to interest rate risk.
The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities at September 30, 2019 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of AOCI. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of our AFS fixed maturity securities and on our shareholders’ equity at September 30, 2019:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$1,888,293	$(171,267)	(32.1)%
100 basis point increase	1,973,927	(85,633)	(16.1)%
No change	2,059,560	—	—%
100 basis point decrease	2,136,749	77,189	14.5%
200 basis point decrease	2,210,499	150,939	28.3%
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
Counterparty Credit Risk
The concentrations of the Company’s counterparty credit risk exposures have not changed materially compared to December 31, 2018. The Company has exposure to credit risk primarily as a holder of fixed income securities and it controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments at September 30, 2019 and December 31, 2018:

Ratings(1)	September 30, 2019	December 31, 2018
AAA or better	45.5%	45.8%
AA+, AA, AA-, A+, A, A-	32.5%	31.9%
BBB+, BBB, BBB-	21.7%	21.0%
BB+ or lower	0.3%	1.3%
	100.0%	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At September 30, 2019, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government and agencies which are rated AA+ (please see "Liquidity and Capital Resources - Investments" on page 59), with the largest corporate issuer and the top ten corporate issuers accounting for only 1.0% and 8.4% of the Company’s total fixed income securities, respectively.
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
On January 11, 2019, a portion of the existing trust accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred cash and investments of $575.0 million to AmTrust which bears an interest rate of 3.5%, subject to annual adjustment. At September 30, 2019, the balance of funds withheld was $575.0 million and the accrued interest was $5.1 million. Also, in January 2019, AIU DAC requested that Maiden Bermuda provide collateral to secure its proportional share under the European Hospital Liability Quota Share agreement. Accordingly, Maiden Bermuda transferred cash of €45.1 million ($51.2 million) to AIU DAC as a funds withheld receivable. AIU DAC will pay Maiden a fixed annual interest rate of 0.50%, on the average daily Funds Withheld balance, commencing on January 24, 2019, subject to annual adjustment. At September 30, 2019, the balance of funds withheld was €45.1 million ($55.7 million) and the accrued interest was $0.2 million. We are subject to the credit risk that AII and/or AmTrust will fail to reimburse Maiden Bermuda for these funds that AmTrust’s U.S. insurance company subsidiaries retain and the income on those assets.
The Company also has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. Reinsurance balances receivable from the Company’s clients at September 30, 2019 were $46.3 million, including balances both currently due and accrued. We are also subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay the principal pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets.
The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable and funds withheld from losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at September 30, 2019.
The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses at September 30, 2019 was $615.5 million  compared to $71.9 million at December 31, 2018. The increased balance of recoverables is primarily due to the LPT/ADC Agreement pursuant to which Cavello assumed liabilities for the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2.2 billion retention up to $600.0 million, in exchange for a retrocession premium of $445.0 million. Under the terms of the Master Collateral Agreement as discussed in "Note 10. Related Party Transactions" under Item 1. Financial Information, Cavello, on behalf of Maiden Bermuda, provided letters of credit to AmTrust in an amount representing Cavello’s obligations under the LPT/ADC Agreement which was $549.5 million at September 30, 2019.
At September 30, 2019, $613.6 million or 99.7% of the total reinsurance recoverable is receivable from one reinsurer, Cavello, whose parent company, Enstar has a credit rating of BBB (December 31, 2018 - $70.2 million or 97.6% and with a credit rating of BBB). However as noted above, a letter of credit in the amount of $445.0 million was put in place as collateral for the recoverable relating to the LPT/ADC Agreement.
The table below summarizes the credit ratings of the Company's reinsurance counterparties at September 30, 2019 and December 31, 2018:

Credit Ratings	September 30, 2019	December 31, 2018
A or Better	0.3%	2.3%
BBB	99.7%	97.6%
B++ or worse	—%	0.1%
	100.0%	100.0%
Foreign Currency Risk
The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At September 30, 2019, no hedging instruments have been entered into. Our principal foreign currency exposure is to the euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $16.5 million and $33.0 million, respectively.

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
2. (c) Share Repurchases
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. There were no share repurchases during the three months ended September 30, 2019 under the share repurchase authorization.

Subsequent to the three months ended September 30, 2019 and through the period ended November 12, 2019, the Company did not repurchase any additional common shares which represent withholdings in respect of tax obligations on the vesting of performance based shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Executive Ownership and Sales
From time to time, some of the Company’s directors and executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may sell common shares of the Company in the open market, in private transactions or to the Company. To effect such sales, some of the Company’s directors and executives have previously entered into, and may in the future enter into, trading plans designed to comply with the Company’s Insider Trading and Outside Investments Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.
Transfer of shares to new NASDAQ market
The Company has transferred the listing of its common shares from the NASDAQ Global Select Market to the NASDAQ Capital Market. The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as The NASDAQ Global Select Market and listed companies must meet certain financial requirements and comply with the NASDAQ Stock Market LLC’s (“NASDAQ”) corporate governance requirements. The Company’s common shares continue to trade under the symbol “MHLD”.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO
10.1	Commutation and Release Agreement between Maiden Reinsurance Ltd. and Integon National Insurance Company, dated November 1, 2019
101.1
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensive Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) the unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
November 12, 2019		/s/ Lawrence F. Metz
Lawrence F. Metz President and Chief Executive Officer

/s/ Patrick J. Haveron
Patrick J. Haveron Chief Financial Officer