Form 10-K
period 2019-12-31
Maiden Holdings, Ltd.
filed 2020-03-18
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)
		Smaller Reporting Company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $44.7 million based on the closing sale price of the registrant’s common shares on the NASDAQ Capital Market on that date. As of March 10, 2020, 83,163,540 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the registrant’s 2020 annual general meeting of the shareholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1. Business.
General Overview
Maiden Holdings is a Bermuda-based holding company, previously focused on serving the needs of regional and specialty insurers in the United States of America ("U.S."), Europe and select other global markets. We currently operate internationally providing branded auto and credit life insurance products through insurer partners to retail clients in the European Union ("EU") and other global markets through Maiden Global Holdings, Ltd. ("Maiden Global"). These products also produce reinsurance programs which were underwritten by Maiden Reinsurance Ltd. ("Maiden Reinsurance"), which is now domiciled in Vermont in the U.S., effective March 16, 2020. Certain international credit life business is written on a primary basis by Maiden Life Försäkrings AB ("Maiden LF") and general insurance business is written on a primary basis by Maiden General Försäkrings AB ("Maiden GF"). We are not currently engaged in active reinsurance underwriting. We are also running off the liabilities associated with AmTrust Financial Services, Inc. ("AmTrust") contracts terminated in early 2019 as discussed below. We have recently entered into a retroactive reinsurance agreement and a commutation agreement that further reduces our exposure to and limits the potential volatility related to these AmTrust liabilities, which are discussed in "Note 1 — Organization " of the Notes to Consolidated Financial Statements included in Part II Item 8. "Financial Statements and Supplementary Data".
 As discussed below, the sale of our wholly owned subsidiary, Maiden Reinsurance North America, Inc. ("Maiden US"), the Partial Termination Amendment (as defined below) and the termination of both of our quota share contracts with AmTrust materially reduced our gross and net premiums written in 2019. We have significantly reduced our operating expenses and continue to take steps to reduce these costs further. Our business consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. Our AmTrust Reinsurance segment includes the run-off of all business ceded by AmTrust to Maiden Reinsurance, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share, as defined below.
Recent Developments
Since the third quarter of 2018, we have engaged in a series of strategic measures that have dramatically reduced the required regulatory capital needed to operate our business, materially strengthened our solvency ratios, re-domiciled Maiden Reinsurance to Vermont in the U.S. and ceased active reinsurance underwriting. During that period, we have also significantly increased our estimate of ultimate losses and loss reserves while purchasing reinsurance protection against further loss reserve volatility and as a result, have improved the ultimate economic value of the Company. We believe these measures have given the Company the ability to more flexibly allocate capital to those activities most likely to produce the greatest returns for shareholders.
The measures we ultimately have taken were initiated in early 2018, when our Board of Directors initiated a review of strategic alternatives (the "Strategic Review") to evaluate ways to increase shareholder value after a period of continuing higher than targeted combined ratios and lower returns on equity than planned. The Strategic Review has resulted in a series of transactions that have transformed our operations and materially reduced the risk on our balance sheet. These transactions include:
On August 29, 2018, we entered into a Renewal Rights Agreement (“Renewal Rights”) with Transatlantic Reinsurance Company ("TransRe"), pursuant to which we sold, and TransRe purchased, Maiden US's rights to: (i) renew its treaty reinsurance agreements upon their expiration or cancellation, (ii) solicit renewals of and replacement coverages for the treaty reinsurance agreements and (iii) replicate and use the products and contract forms used in Maiden US’s business. The payment received for sale of the Renewal Rights was $7.5 million, subject to potential additional amounts payable in the future in accordance with the agreement, however, no additional fees have been recognized to date.
On December 27, 2018,  we completed the sale agreement ("U.S. Sale Agreement") with Enstar Holdings (US) LLC ("Enstar U.S."), pursuant to which Maiden Holdings North America, Ltd. (“Maiden NA”) sold Maiden US to Enstar U.S. for a gross consideration of $286.4 million. Also, pursuant to the terms of the U.S. Sale Agreement, (i) Cavello Bay Reinsurance Limited, Enstar U.S.’s Bermuda reinsurance affiliate (“Cavello”) and Maiden Reinsurance entered into a novation agreement and a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were novated and retroceded, respectively, to Cavello in exchange for total ceding commissions of $14.0 million.
As a result of the above decision to divest all of our U.S. treaty reinsurance operations, these operations were classified as discontinued operations, and except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations, except for net loss, net loss attributable to Maiden and net loss attributable to Maiden common shareholders.
Effective January 1, 2019, Maiden Reinsurance and AmTrust International Insurance, Ltd. (“AII”) amended the quota share agreement between Maiden Reinsurance and AII, originally entered into on July 1, 2007 (“AmTrust Quota Share”) that was in-force and set to expire on June 30, 2019 ("Partial Termination Amendment").  The Partial Termination Amendment provided for the cut-off of the ongoing and unearned premium of AmTrust’s Small Commercial Business and U.S. Specialty Risk and Extended Warranty business ("Terminated Business") as of December 31, 2018, with the remainder of the AmTrust Quota Share remaining in place. The Partial Termination Amendment resulted in Maiden Reinsurance returning $648.0 million in unearned premium to AII, or approximately $436.8 million net of applicable ceding commission and brokerage.  During January 2019, Maiden Reinsurance transferred cash and investments of $480.0 million to AII based on provisional estimates. The excess of estimated unearned premium, net of applicable ceding commission and brokerage over the actual amount of approximately $43.2 million was returned by AII to Maiden Reinsurance during the second quarter of 2019.
On January 30, 2019, Maiden Reinsurance and AmTrust agreed to terminate on a run-off basis effective January 1, 2019: (i) the remaining business subject to the AmTrust Quota Share with AII; and (ii) the European Hospital Liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"). These transactions are broadly referred to herein as the "Final AmTrust QS Terminations". The Company has no exposure to European Hospital Liability business after January 1, 2020 and all prior policies were written on a claims-made basis.
Effective July 31, 2019, Maiden Reinsurance and AII entered into a Commutation and Release Agreement (which is broadly referred to herein as the "AmTrust WC Commutation"), which provided for AII to assume all reserves ceded by AII to Maiden Reinsurance with respect to its proportional 40% share of the ultimate net loss under the AmTrust Quota Share related to: (a) all losses incurred in Accident Year 2017 and Accident Year 2018 under California workers' compensation policies and as defined in the AmTrust Quota Share ("Commuted California Business"); and (b) all losses incurred in Accident Year 2018 under New York workers' compensation policies ("Commuted New York Business" and together with the Commuted California Business, "Commuted Business") in exchange for the release and full discharge of Maiden Reinsurance of all of its obligations to AII with respect to the Commuted Business. The Commuted Business does not include any business classified by AII as Specialty Program or Specialty Risk business. AII and Maiden Reinsurance agreed that the Commuted Business shall be discharged by Maiden Reinsurance's transfer of cash and invested assets in the amount of $312.8 million ("Commutation Payment") which is the sum of the net ceded reserves in the amount of $330.7 million with respect to the Commuted Business as of December 31, 2018 less payments in the amount of $17.9 million made by Maiden Reinsurance with respect to the Commuted Business from January 1, 2019 through July 31, 2019. Settlement of the Commutation Payment occurred on August 12, 2019 and Maiden Reinsurance paid AII approximately $6.3 million in interest related to the Commutation Payment premium, calculated at the rate of 3.30% per annum from January 1, 2019 through August 12, 2019. Maiden Reinsurance received a no objection letter from the Bermuda Monetary Authority ("BMA") regarding the Commutation and Release Agreement.
AII and Maiden Reinsurance also agreed that, as of July 31, 2019, the AmTrust Quota Share shall be deemed amended as applicable so that the Commuted Business is no longer included as part of the Covered Business under the AmTrust Quota Share. This change, along with the other changes described in "Note 10 - Related Party Transactions", are broadly referred to as the "Post Termination Endorsement No. 1".
Effective on July 31, 2019, Maiden Reinsurance entered into the loss portfolio and adverse development cover agreement ("LPT/ADC Agreement") with Enstar Group Limited ("Enstar") pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of an approximately $2.2 billion retention, up to $600.0 million in exchange for a retrocession premium of $445.0 million. The $2.2 billion retention will be subject to adjustment for paid losses subsequent to December 31, 2018. The LPT/ADC Agreement provides Maiden Reinsurance with $155.0 million in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and therefore has been accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445.0 million would result in a deferred gain which will be recognized over the settlement period in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. At December 31, 2019, the deferred gain liability recognized for retroactive reinsurance under the LPT/ADC Agreement was approximately $113.0 million. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
Effective March 16, 2020, we re-domesticated our principal operating subsidiary, Maiden Reinsurance, to the State of Vermont in the U.S. Filings had previously been made with the Vermont Department of Financial Regulation ("Vermont DFR"), the Vermont Secretary of State as well as with the Bermuda Monetary Authority ("BMA") to provide notice of the Company's intent to re-domicile from Bermuda. Maiden Reinsurance is now subject to the statutes and regulations of Vermont in the ordinary course of business.We determined that re-domesticating Maiden Reinsurance to Vermont will enable us to better align our operations, capital and resources with our liabilities, which originate mostly in the U.S., resulting in a more efficient structure. The re-domestication, in combination with the transactions completed pursuant to the Strategic Review, will continue to strengthen the Company’s capital position and solvency ratios. The re-domestication does not apply to our parent holding company, which remains a Bermuda-based holding company. Securities issued by Maiden Holdings are not affected by the re-domestication of Maiden Reinsurance.
On January 10, 2019, we completed the sale of AVS Automotive VersicherungsService GmbH (“AVS”) and related European subsidiaries to Allianz Partners (“Allianz”) as part of the Strategic Review. AVS, organized under the laws of Germany, operates as an insurance producer in Germany and was a wholly owned subsidiary of Maiden Global prior to its sale.
In November 2019, Maiden Reinsurance and National General Holdings Corporation ("NGHC") agreed to fully and finally settle and commute all rights, obligations and liabilities, known and unknown, of each other under the NGHC Quota Share (as defined below). Maiden Reinsurance paid NGHC $2.2 million representing the loss reserve balance as at September 30, 2019.
As part of the Strategic Review during the fourth quarter of 2018, Maiden Holdings contributed as capital 35% of its ownership in Maiden Reinsurance to Maiden NA. Additionally, the proceeds of the sale of Maiden US were partially used by Maiden NA, among other things, to settle inter-company balances due to its Bermuda affiliates and as described below. In December 2018 and January 2019, Maiden NA contributed its proportionate share of capital contributions in the aggregate amount of $68.3 million in cash to Maiden Reinsurance. Maiden NA also maintains a portfolio of short-term investments, along with other strategic investments of $53.9 million at December 31, 2019. We believe Maiden NA’s investments will create opportunities to utilize net operating loss carry-forwards ("NOL") which total $222.5 million as of December 31, 2019. These NOLs are not presently recognized as deferred tax assets as a full valuation allowance is currently carried against them. For further details please see "Note 16 — Taxation" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10–K. Taken together, the Company believes these measures should generate additional income for Maiden NA in a tax-efficient manner while sharing in the improvement in profitability we anticipate in Maiden Reinsurance as a result of the measures enacted in the Strategic Review.

Prior to the transactions associated with the Strategic Review, we had entered into a series of significant capital markets transactions. For additional details of these transactions prior to 2018, please refer to our Annual Reports on Form 10–K for the years ended December 31, 2018 and 2017.
Further details of these and other capital transactions are discussed in the Capital Resources section of Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" as well as the related discussion in our Notes to the Consolidated Financial Statements specifically "Note 7 — Long-Term Debt" and "Note 13 — Shareholders’ Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10–K.
Business Strategy
The significant operating losses of recent years resulted in the Strategic Review initiated by our Board of Directors. We believe that the transactions and initiatives taken as a result of the Strategic Review have substantially improved our capital position and will return us to operating profitability. We will continue to evaluate our operating strategy during 2020 while leveraging the significant assets and capital we retain. In addition to restoring operating profitability, our strategic focus will center on creating the greatest risk-adjusted shareholder returns, whether via asset and capital management or active reinsurance underwriting, or a combination of both. Our present assessment of the reinsurance marketplace along with our current operating profile is that the risk-adjusted returns that may be produced via active reinsurance underwriting are likely to present more limited opportunities compared to other strategic initiatives which may produce greater shareholder value.
Our future results, and our ability to generate an improved risk-adjusted return on capital, may be impacted by risks and trends set forth in Item 1A, "Risk Factors", and elsewhere in this Annual Report on Form 10-K.
Our Principal Operating Subsidiaries
Maiden Reinsurance, a wholly owned subsidiary of the Company, is a reinsurance company licensed in the state of Vermont in the U.S. and began operations in June 2007. On March 16, 2020, the re-domestication of Maiden Reinsurance from Bermuda was completed. The re-domestication does not apply to Maiden Holdings which remains a Bermuda-based holding company.
Maiden NA is our wholly owned U.S. holding company and is domiciled in the State of Delaware in the U.S.
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
Our Reportable Segments
Our business consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. As a result of the strategic decision to divest all of our U.S. treaty reinsurance operations as discussed above, we revised the composition of these reportable segments. As noted previously, we are not currently engaged in any active reinsurance underwriting in either reportable segment. Our Diversified Reinsurance segment now only consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. Our AmTrust Reinsurance segment includes the run-off of all business ceded by AmTrust to Maiden Reinsurance, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. Both contracts in the AmTrust Reinsurance segment were terminated effective January 1, 2019. In addition to our reportable segments, the results of operations of the former NGHC Quota Share segment (which was commuted in November 2019) have been included in the "Other" category.
Financial data relating to our two reportable segments is included in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Consolidated Financial Statements - Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
The table below compares net premiums earned, by reportable segment, reconciled to the total consolidated net premiums earned for the years ended December 31, 2019 and 2018:

For the Year Ended December 31,	2019		2018
($ in thousands)	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total
Diversified Reinsurance	$83,691	18.7%	$112,487	5.5%
AmTrust Reinsurance	364,071	81.3%	1,913,715	94.5%
Total	$447,762	100.0%	$2,026,202	100.0%
Financial data relating to the geographical areas in which we operate and relating to our principal products may be found in "Notes to Consolidated Financial Statements - Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Diversified Reinsurance Segment
In this segment, Maiden Reinsurance wrote treaties on both a quota share basis and excess of loss basis outside the U.S. whereas Maiden LF and GF write business in Europe on a primary basis. We presently have a limited number of in force reinsurance contracts that are renewals of existing contracts. The net premiums written by our Diversified Reinsurance segment's operating subsidiaries, after intercompany reinsurance, for the years ended December 31, 2019 and 2018 were as follows:

For the Year Ended December 31,	2019		2018
($ in thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Maiden Reinsurance	$36,074	73.4%	$120,584	93.2%
Maiden LF	7,412	15.1%	5,069	4.0%
Maiden GF	5,665	11.5%	3,666	2.8%
Total	$49,151	100.0%	$129,319	100.0%
Please refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion on the performance of our Diversified Reinsurance segment for the years ended December 31, 2019 and 2018.
Maiden Reinsurance was previously focused on developing a portfolio of assumed reinsurance within Europe and globally since the advent of Solvency II (referred to as "European Capital Solutions"). As a result of our A.M. Best rating being downgraded to B++ (Good) with negative outlook and implications in November 2018, the European Capital Solutions business was adversely affected and a significant amount of this business was either non–renewed at January 1, 2019 or terminated pursuant to contractual provisions in the underlying reinsurance contracts. The net premiums written in European Capital Solutions for the years ended December 31, 2019 and 2018 were as follows:

For the Year Ended December 31,	2019	2018
($ in thousands)	Net Premiums Written	Net Premiums Written
Net premiums written	$(1,519)	$42,753
Additionally, Maiden Global’s business development teams partner with automobile manufacturers, dealer associations and local primary insurers to design and implement point of sale insurance programs which generate revenue for the auto manufacturer and insurance premiums for the primary insurer ("IIS business"). Typically, the primary insurer agrees to reinsure an agreed upon percentage of the underlying business to Maiden Reinsurance as part of the overall arrangement. Maiden Reinsurance is generally not obligated to underwrite the original equipment automobile manufacturers' (the "OEM's") programs that Maiden Global designs. The breakdown of IIS business by line of business for the years ended December 31, 2019 and 2018 were as follows:

For the Year Ended December 31,	2019		2018
($ in thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Personal Auto - Quota Share Reinsurance	$31,081	61.3%	$70,060	80.9%
Credit Life - Insurance	19,631	38.7%	16,492	19.1%
Total	$50,712	100.0%	$86,552	100.0%
For the year ended December 31, 2019, the Company's net written premiums for Personal Auto on a quota share reinsurance basis significantly decreased compared to 2018 primarily due to a lower quota share cession percentage which declined from 65% in 2018 to 50% in 2019 in the German auto programs.
We have also historically generated fee income when Maiden Global participates in transactions and collects a fee for designing and facilitating the sale of insurance programs; prior to 2019, a significant portion of our fee income was generated by AVS and its subsidiaries in Germany and Austria through its point of sale producers in select OEM's dealerships. On January 10, 2019, we completed the sale of AVS to Allianz. In addition to a fee for the sale of AVS, we entered into a three–year quota share reinsurance agreement with Allianz for certain German automobile policies that we have historically reinsured. For the years ended December 31, 2019 and 2018, this fee income was earned within the following locations:

For the Year Ended December 31,	2019		2018
($ in thousands)	Fee Income	% of Total	Fee Income	% of Total
United Kingdom	$952	56.9%	$1,320	13.6%
Australia	721	43.1%	1,433	14.8%
Germany	—	—%	5,772	59.6%
Other	—	—%	1,156	12.0%
Total	$1,673	100.0%	$9,681	100.0%

AmTrust Reinsurance Segment
General
Until we terminated our reinsurance contracts with AmTrust, they were our largest client. AmTrust is a multinational specialty property and casualty insurance holding company with operations in the U.S., Europe and Bermuda. In January 2019, via the Partial Termination Amendment and Final AmTrust QS Terminations, we terminated both of the reinsurance contracts that comprise this segment. Apart from certain unearned premiums in the AmTrust Quota Share and the European Hospital Liability Quota Share that have been earned subsequent to December 31, 2018, we had no new premium written within this segment during 2019. Information relating to our principal founding shareholders that are affiliated with AmTrust may be found in "Notes to Consolidated Financial Statements - Note 10. Related Party Transactions" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Through our reinsurance agreements with AmTrust, we reinsured specific lines of business within the following AmTrust business segments:

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
As a result of the Partial Termination Amendment and the Final AmTrust QS Terminations described previously, our active reinsurance contracts with AmTrust were terminated, effective January 1, 2019. Also, effective July 31, 2019, we concurrently entered into the AmTrust WC Commutation along with Post Termination Endorsement No. 1 which were described previously.
European Hospital Liability Quota Share
On April 1, 2011, Maiden Reinsurance entered into the European Hospital Liability Quota Share with AEL and AIU DAC to cover those entities' medical liability business in Europe, primarily Italy and France. These contracts were terminated on a run-off basis effective January 1, 2019 as part of the Final AmTrust QS Terminations.
For more information, please refer to "Notes to Consolidated Financial Statements - Note 10. Related Party Transactions" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Risk Management
Our Enterprise Risk Management ("ERM") framework reflects the ‘three lines of defense’ approach to risk management, which involves (1) individual functions having responsibility for identifying and managing risks; (2) the ERM Committee providing oversight and guidance to individual functions; and (3) internal audit performing independent reviews. Our Board has overall responsibility for oversight of the ERM program and has delegated this oversight to its Audit Committee.
Our ERM Committee monitors and oversees the risk environment and provides direction to mitigate, to an acceptable level, the most significant and material risks that may adversely affect our ability to achieve our goals. The ERM Committee continually reviews factors that may impact our organizational risk and develops and implements strategies and action plans to mitigate key risks.
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
The first line of defense assists with the identification of risks, creation of appropriate responses to risks, and maintain them within the risk appetite and tolerances that the ERM Committee believes are necessary to achieve our business strategies and objectives. The mitigation of risks is achieved through the application and operation of controls, transferring of risk or tolerating risks within risk appetite.

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
Our Audit Committee, comprised solely of independent directors, meets at least quarterly to assess whether management is addressing risk issues in a timely and appropriate manner. The Audit Committee receives a quarterly update on capital and risk management. Our risk appetite and tolerances have been formally approved by the Audit Committee.
On a group basis and for our operating entities, we monitor our capital position relative to our regulatory requirements. Due to the re-domestication of Maiden Reinsurance to the State of Vermont in the U.S. in March 2020, we will not file a Group Solvency Self-Assessment ("GSSA") for the 2019 year. Our Audit Committee had historically reviewed the GSSA which was required to be filed annually with the BMA and used to understand current and prospective risks and the associated capital requirements. The GSSA documented our internal self-assessment of capital.
As a property and casualty holding company, our insurance subsidiaries are in the business of assuming risk. Our primary risks are categorized as follows:

•
Insurance risk - the risk that insured losses are higher than our expectations. This includes losses arising from inadequate loss reserves, losses from larger than expected non-catastrophe current accident year losses, and catastrophe losses that exceed our expectation or our reinsurance limits. We are not currently engaged in active reinsurance underwriting and as a result our insurance risk from premiums is immaterial;

•
Investment risk - the risk of loss in our investment portfolio potentially caused by fluctuations in interest rates, credit spreads, foreign exchange rates and inflation on both assets and liabilities;

•	Liquidity risk - the risk that the group does not have sufficient unrestricted or liquid funds to pay losses or meet contractual obligations as they become due; and

•	Operational risk - the risk of loss from inadequate or failed internal processes, people, systems and/or external events, which also includes legal risks.
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
On November 14, 2018, A.M. Best downgraded the financial strength rating of Maiden Reinsurance, our primary operating subsidiary, to B++ (Good) from A- (Excellent) and the long-term issuer credit rating to “bbb” from “a-”, with negative outlook and implications. In February 2019, we requested from A.M. Best to withdraw our financial strength rating. On February 28, 2019, A.M. Best approved the withdrawal with a final rating as "B++" (Good) with negative outlook and implications. As a result, we do not have a financial strength rating from any of the major rating agencies that cover our industry.
As we continue to evaluate our ongoing business strategy, the lack of a financial strength rating from one of the major rating agencies may limit or negatively impact our ability to market and sell our products. It may also require us to use collateral more frequently to secure client relationships, which could impact our unrestricted liquidity. Both of these factors would be key considerations as to whether and when we resume active underwriting.
Reserve for Loss and Loss Adjustment Expenses
General
We are required by applicable insurance laws and regulations in the U.S. and Sweden and by U.S. Generally Accepted Accounting Principles ("U.S. GAAP") to establish loss reserves to cover our estimated liability for the payment of all loss and loss adjustment expenses ("loss and LAE") incurred with respect to premiums earned on the policies and treaties that we write. These reserves are balance sheet liabilities representing estimates of loss and LAE which we are ultimately required to pay for insured or reinsured claims that have occurred as of or before the balance sheet date. The loss and LAE reserves on our balance sheet represent management’s best estimate of the outstanding liabilities associated with our premium earned.  In developing this estimate, management considers the results of internal and external actuarial analyses, trends in those analyses as well as industry trends. Our opining independent actuary certifies that the reserves established by management make a reasonable provision for our unpaid loss and LAE obligations.
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
For additional information concerning our reserves, see Item 7,"Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserve for Loss and Loss Adjustment Expense" and "Notes to Consolidated Financial Statements - Note 9 — Reserve for Loss and Loss Adjustment Expenses" included under Item 8 "Financial Statement and Supplementary Data", for further information regarding the specific actuarial models we utilize and the uncertainties in establishing the reserve for loss and LAE.
Our Employees
On March 11, 2020, we had approximately 53 full-time and part-time employees who are located in Bermuda, the U.S., the U.K., Germany, Ireland and Sweden. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements.
Regulatory Matters
General
The insurance and reinsurance industry are subject to regulatory and legislative oversight and regulation in various markets in which we operate.
U.S. Insurance Regulation
Until its re-domestication to Vermont, Maiden Reinsurance was regulated as a registered Class 3B general business insurer under the Insurance Act 1978 of Bermuda, as amended, and related regulations. As of March 16, 2020, Maiden Reinsurance is an affiliated reinsurer organized under the laws of the state of Vermont. Regulatory, supervisory and administrative authority over insurance companies is primarily delegated to the states with the exception of federal authority over boycott, coercion and intimidation, federal antitrust laws and where federal law is enacted specifically to regulate the business of insurance. Among other things, state insurance departments regulate insurer solvency standards, insurer and agent licensing, authorized investments, loss and expense reserves and provisions for unearned premiums, and deposits of securities for the benefit of policyholders. Maiden Reinsurance is required to file detailed financial statements and other reports with the Vermont DFR. These financial statements are subject to the supervision, regulation and periodic examination by the Vermont DFR.
State Insurance Department Examinations
Maiden Reinsurance is subject to the financial supervision and regulation of the state in which it is domiciled. As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, not less frequently than once every five years. Examinations may be carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners ("NAIC").
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
U.S. GAAP is concerned with a company's solvency, but is also concerned with other financial measurements, principally income and cash flows. Accordingly, U.S. GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management's stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with U.S. GAAP compared to SAP. Statutory accounting practices established by the NAIC and adopted in part by Vermont will determine, among other things, the amount of statutory surplus and statutory net income of Maiden Reinsurance, and thus determine, in part, the amount of funds that could be available to pay as dividends.
Holding Company Regulation
Maiden Reinsurance is subject to the U.S. statutory holding company laws of its state of domicile. The insurance holding company laws and regulations apply directly to individual insurers, indirectly to non-insurance entities, and provide regulators the ability to look at any entity within an insurance holding company system. State regulations generally provide that each insurance company in an insurance holding company system must register with the insurance department of its state of domicile. These laws vary from state to state, but each state has enacted legislation which requires licensed insurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. All transactions involving the insurers in a holding company system and their affiliates must be fair and reasonable and, if material, require prior notice and non-disapproval by the state insurance department of their domicile.
Further, state insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers. Any capital distribution of any kind out of Maiden Reinsurance would be done consistent with Vermont regulations or as may be required, with the prior approval of the Vermont DFR.
State insurance holding company laws also require prior notice and state insurance department approval of changes in control of an insurer or its holding company. "Control" is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Maiden Reinsurance is domiciled in Vermont where any beneficial owner of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted. Therefore, an investor who intends to acquire beneficial ownership of 10% or more of our outstanding voting securities may need to comply with these laws and would be required to file notices and reports with the Vermont DFR and receive approval from the Vermont DFR or rebut the presumption of control before such acquisition.
Additionally, the Model Holding Company Act and Model Holding Company Regulation address “enterprise” risk - the risk that an activity, circumstance, event, or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. The Vermont DFR adopted the requirement for a holding company to annually submit an Enterprise Risk Report with the state commissioner.
In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act (the “ORSA Model Act”), which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insures to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer's domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and/or the insurance group of which it is a member. Vermont has adopted its version of the ORSA Model Act and the Company believes that a Vermont statutory exemption (8 V.S.A. Section 3586) presently exempts the Company from the requirements of Vermont’s version of the ORSA Model Act.
Risk-Based Capital
U.S. insurers are also subject to risk-based capital ("RBC") guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of a company's investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to asset, premium and reserve items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. Insurers that have less statutory capital than the RBC calculation required are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. Maiden Reinsurance will file its first RBC reports in 2021 after the completion of the 2020 calendar year, but estimate that it exceeds Vermont's RBC requirements and that these ratios should further improve as the amount of capital required to operate Maiden Reinsurance continues to decline based on our current expected business strategy.
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
NAIC Ratios
The NAIC Insurance Regulatory Information System ("IRIS") was developed to help state regulators identify companies that may require special attention. IRIS is comprised of statistical and analytical phases consisting of key financial ratios whereby financial examiners review annual statutory basis statements and financial ratios. Each ratio has an established "usual range" of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny and may be subject to regulatory action if it falls outside the usual ranges of four or more of the ratios. Because Maiden Reinsurance recently completed its re-domestication to Vermont in 2020, it is possible that it may produce unusual ratios outside the usual ranges for more than four tests, principally due to the lack of prior year statutory data which is required for many of the ratios to be computed.
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
While we are not engaged in any active reinsurance underwriting currently, our insurance subsidiaries are required to comply with a wide variety of laws and regulations applicable to insurance or reinsurance companies, both in the jurisdictions in which they are organized and where they may sell insurance and reinsurance products. The insurance and regulatory environment, in particular for offshore insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the U.S., various states within the U.S. and the EU. In the past, there have been Congressional and other initiatives in the U.S. regarding increased supervision and regulation of the insurance industry. It is not possible to predict the future impact of changes in laws and regulations on our operations. The cost of complying with any new legal requirements affecting our subsidiaries could have a material adverse effect on our business.
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
International Standards
U.S. federal and state regulators have committed in principle to adopting international standards with respect to basic regulatory issues such as accounting, risk management and corporate governance. International regulatory considerations are increasingly being deliberated by the NAIC and could increase regulatory burdens for Maiden Reinsurance and have the potential to negatively impact all U.S. insurers, regardless of size. Various trade associations and industry participants are aggressively working to impact the NAIC adoption of these standards. However, the final outcome of these deliberations is unknown at this time.
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
On September 22, 2017, the U.S. Treasury Department, USTR, and the EU formally signed the Covered Agreement. The agreement requires states to eliminate reinsurance collateral within 5 years or risk preemption. In exchange, the EU will not impose local presence requirements on U.S. firms operating in the EU, and effectively must defer to U.S. group capital regulation for U.S. entities of EU-based firms. The U.S. Treasury Department and USTR also released a U.S. policy statement clarifying their interpretation of the Covered Agreement in several key areas including capital, group supervision and reinsurance. Over the coming months, state regulators working through the NAIC will make key decisions on whether and how to modify state laws and regulations to comport with the provisions of the covered agreement. Bermuda is not covered under this agreement.
Sweden Insurance Regulation
Maiden LF and Maiden GF are subject to regulation and supervision by Finansinpektionen, the Swedish financial supervisory authority (the “Swedish FSA”). As Sweden is a member of the EU, the Swedish FSA supervision is recognized across all locations within the EU. Generally, the Swedish FSA has broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, passporting permissions, approval of directors and officers, and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. The Company believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.

Certain Bermuda Law Considerations
Maiden Holdings has been designated as non-resident for exchange control purposes by the BMA and is required to obtain the permission of the BMA for the issue and transfer of all of its shares. The BMA has given its consent for: (a) the issue and transfer of Maiden Holdings' common shares, up to the amount of its authorized capital from time to time, to and among persons that are non-residents of Bermuda for exchange control purposes; and (b) the issue and transfer of up to 20% of Maiden Holdings' common shares in issue from time to time to and among persons resident in Bermuda for exchange control purposes.
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
The Economic Substance Act 2018, as amended (“ESA”) came into effect in Bermuda in December 2018 and impacts every Bermuda registered entity engaged in a “relevant activity” requiring impacted entities to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. Under the ESA, insurance or holding entity activities (both as defined in the ESA and the Economic Substance Regulations 2018, as amended) are relevant activities. To the extent that the ESA applies to any of our Bermuda entities, we are required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Bermuda Registrar of Companies. Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements. Additionally, a company may also face penalties, restriction or regulation of its business activities and may be struck off as a registered entity in Bermuda for failure to satisfy economic substance requirements.
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
Taxation of the Company and its Subsidiaries
The following summary of certain taxation matters is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Certain subsidiaries are subject to taxation related to operations in Australia, Germany, Sweden, the U.K. and the U.S. The discussion below covers only the principal locations in which the Company or its subsidiaries are subject to taxation.
Bermuda
Maiden Holdings and Maiden Reinsurance each have received from the Minister of Finance an assurance under The Exempted Undertakings Tax Protection Act, 1966 to the effect that in the event that there is any legislation enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to Maiden Holdings or Maiden Reinsurance or to any of their operations or the shares, debentures or other obligations of Maiden Holdings or Maiden Reinsurance until March 31, 2035. These assurances are subject to the proviso that they are not construed to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (Maiden Holdings and Maiden Reinsurance are not currently so designated) or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act, 1967 of Bermuda or otherwise payable in relation to the property leased to us.
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
United Kingdom
Maiden Global is tax resident in the U.K. and is currently subject to corporation tax in the U.K. on its trading and other taxable profits. The main rate of U.K. corporation tax is currently 19%. Non-U.K. resident corporations are within the scope of corporation tax in the U.K. if they carry on a trade in the U.K. through a permanent establishment. Reinsurance business developed by Maiden Global is underwritten by Maiden Reinsurance. Other than in respect of Maiden Global, we believe that the Company has operated and will continue to operate its business in a manner that will not cause it to be treated as carrying on a trade within the U.K. Any U.K. source income of non-U.K. resident corporations may be subject to U.K. withholding tax, subject to the availability of treaty relief or any other applicable exemptions. Dividends paid by Maiden Global are not subject to U.K. withholding tax. Interest paid by Maiden Global may be subject to U.K. withholding tax at a rate of up to 20%, subject to the availability of treaty relief or any other applicable exemptions.
United States of America
Recent tax reform commonly referred to as The Tax Cuts and Jobs Act (the "2017 Act") was signed into law on December 22, 2017. The 2017 Act lowered the corporate U.S. tax rate to 21%, eliminated the alternative minimum tax, limited the deductibility of interest expense and requires a one-time tax on a deemed repatriation of untaxed earnings of foreign subsidiaries. In the context of the taxation of U.S. property/casualty insurance companies such as the Company, the 2017 Act also modified the loss reserve discounting rules and the proration rules that apply to reduce reserve deductions to reflect the lower corporate income tax rate. In addition, the 2017 Act included certain provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. connections and U.S. persons investing in such companies.  For example, the 2017 Act includes a base erosion anti-avoidance tax (the "BEAT") that could make affiliate reinsurance between U.S. and non-U.S. members of our group economically unfeasible. As discussed in more detail below, the 2017 Act also revised the rules applicable to passive foreign investment companies ("PFICs") and controlled foreign corporations ("CFCs"). Although we are currently unable to predict the ultimate impact of the 2017 Act on our business, shareholders and results of operations, it is possible that the 2017 Act may increase the U.S. federal income tax liability of U.S. members of our group that cede risk to non-U.S. group members and may affect the timing and amount of U.S. federal income taxes imposed on certain U.S. shareholders.  Further, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us. Additionally, tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC or a PFIC or has related person insurance income ("RPII") are subject to change, possibly on a retroactive basis. There are currently only recently proposed regulations regarding the application of the PFIC rules to an insurance company. Further, the regulations regarding RPII have been in proposed form since 1991. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. The Company cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.
Maiden NA and its subsidiaries (collectively, the "Maiden NA Companies") transact business in and are subject to taxation in the U.S. Other than the Maiden NA Companies, we believe that we have operated and will continue to operate our business in a manner that will not cause us to be treated as engaged in a trade or business within the U.S. As noted above, Maiden Reinsurance re-domesticated from Bermuda to Vermont as of March 16, 2020 and will be subject to U.S. taxation as a domestic corporation from the effective date of the re-domestication. On this basis, other than the Maiden NA Companies, we do not expect to be required to pay U.S. corporate income taxes (other than withholding and excise taxes as described below). The maximum federal corporate income tax rate has been reduced by the 2017 Act to 21% for a foreign corporation’s income that is effectively connected with a trade or business in the U.S. In addition, U.S. branches of foreign corporations may be subject to the branch profits tax, which imposes a tax on U.S. branch after-tax earnings that are deemed repatriated out of the U.S., for a potential maximum effective federal tax rate of approximately 44% on the net income connected with a U.S. trade or business.
Foreign corporations not engaged in a trade or business in the U.S. are subject to U.S. income tax, effected through withholding by the payer, on certain fixed or determinable annual or periodic gains, profits and income derived from sources within the U.S. as enumerated in Section 881(a) of the Internal Revenue Code, such as dividends and interest on certain investments.
The U.S. also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks of a U.S. person located wholly or partly within the U.S. or risks of a foreign person engaged in the conduct of a U.S. trade or business located in the U.S. The rate of tax applicable to reinsurance premiums paid to Maiden Reinsurance by U.S. insurance companies was 1% of gross premiums.
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
Business
We have incurred significant operating losses in recent years. There can be no assurance that we will return to active underwriting or to operating profitability.
We produced net losses of $131.9 million in 2019 and $544.4 million in 2018, primarily the result of loss reserve strengthening and adverse prior year development of loss reserves. We have taken significant actions in the second half of 2018 and during 2019 to strengthen our capital position, and restructure our business by disposing of unprofitable operations and terminating reinsurance agreements in both of our reporting segments while significantly reducing headcount and overhead expenses. We have also purchased additional reinsurance protection to eliminate potential volatility of loss reserves from this legacy business. While we believe these actions will help restore operating profitability, there can be no assurance that these actions will achieve their intended effects or that such reinsurance will be sufficient to protect us against further adverse loss reserve development. Finally, we have not as yet determined if and when we may resume active underwriting of risks which would result in increased revenue.
Our shareholders’ equity declined significantly in 2018 and 2019 and there can be no assurance it will not decrease further.
Due to our results of operations in recent years and in particular 2018 and 2019, our shareholders' equity declined by 8.4% during 2019. We have taken significant actions in the second half of 2018 and during 2019 to improve our capital position, and restructure our business by disposing of unprofitable operations and terminating reinsurance agreements while significantly reducing headcount and overhead expenses. While we believe these actions will increase shareholders' equity, there can be no assurance that these actions will achieve their intended effects. We have also purchased additional reinsurance protection to eliminate potential volatility of loss reserves from this legacy business. There can be no assurance that this reinsurance or that the timing and accounting recognition of recoveries under that reinsurance agreement will be sufficient to protect us against further declines in shareholders’ equity. While we continue to believe we will operate as a going concern, there can be no assurance that this will continue to be the case if further significant declines in our shareholders’ equity occur.
The inability of management to successfully implement its business strategy could result in a further decline of capital or materially adversely affect our financial condition and results of operations.
Management continues to evaluate various operating strategies that are likely to be significantly different than our prior strategic business focus. This may involve changes to our approaches to asset and capital management and we may or may not resume active reinsurance underwriting in the future. Further, as part of its re-domestication to the State of Vermont in the U.S., Maiden Reinsurance expects to closely consult with the Vermont DFR before it considers resuming active reinsurance underwriting and on matters related to capital management and business strategy. There can be no assurance that the implementation of the new business plan will succeed or will be satisfactory to the Vermont DFR which could have a material adverse effect on our business, operations and financial condition.
Our actual losses may be greater than our reserve for loss and LAE, which would negatively impact our financial condition and results of operations.
Our success depends upon our ability to assess accurately the risks associated with the businesses that we will reinsure. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to an insurer and the reporting of the loss by the insurer to its reinsurer and the ultimate disposition of that loss. The reserves we establish represent estimates of amounts needed to pay reported losses and unreported losses and the related loss adjustment expense. Loss reserves are only an estimate of what an insurer or reinsurer anticipates the ultimate costs of claims to be and do not represent an exact calculation of liability. Estimating loss reserves is a difficult and complex process involving many variables, inherent uncertainty, statistical modeling, and subjective judgments. As part of our reserving process, we review historical data as well as perform actuarial and statistical projections using proprietary models and consider the impact of various factors such as: trends in claim frequency and severity; changes in operations; emerging economic and social trends; inflation; and changes in the regulatory and litigation environments.
This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. In addition, reserving models that are capable of estimating reserves using a variety of methodologies are utilized during the reserving process. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, and actual results are likely to differ from original estimates. Reserve models can introduce further process and parameter risk when data and methodologies are interpreted or utilized in a manner which is inconsistent with the actual underlying characteristics of the reinsured exposure. These risks could arise due to incorrect use of the models, or the use of a model or methodology that is inappropriate. In addition, unforeseen losses, the type or magnitude of which we cannot predict, may emerge in the future. Given the inherent uncertainty in the reserving process and models used for reserve estimation, we may not accurately react to the reporting and payment of loss in the projection of our reserve for loss and LAE.
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
While we have adjusted our reserves to a level we believe to be sufficient to cover losses assumed by us when we recognize adverse developments, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. We have experienced repeated significant adverse development of our loss reserves in recent years. Further, the additional reinsurance protection we have purchased to protect against further adverse development in loss reserves may be insufficient compared to the actual losses that emerge and we may need to recognize further adverse development which would reduce our results of operations and shareholders' equity, possibly materially. To the extent our actual reported losses exceed expected losses, the carried estimate of the ultimate losses will be increased, which would represent unfavorable reserve development, and in turn could have a material adverse effect on our financial condition.
Our internal control and reporting systems might not be effective in the future, which could increase the risk that we would become subject to restatements of our financial results or to regulatory action or litigation or other developments that could adversely affect our business.
Our ability to produce accurate financial statements and comply with applicable laws, rules and regulations is largely dependent on our maintenance of internal control and reporting systems, as well as on our ability to attract and retain qualified management and accounting and actuarial personnel to further develop our internal accounting function and control policies. If we fail to effectively establish and maintain such reporting and accounting systems or fail to attract and retain personnel who are capable of designing and operating such systems, these failures will increase the likelihood that we may be required to restate our financial results to correct errors or that we will become subject to legal and regulatory infractions, which may entail civil litigation and investigations by regulatory agencies including the SEC. In addition, if our management team were to conclude that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information, and our financial flexibility and the value of our common shares could be adversely impacted.
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
Our reinsurers may not pay losses in a timely fashion, or at all, which could have a material adverse effect on our results of operations or financial condition.
At December 31, 2019, we had a net balance due to us from one reinsurer, Cavello, of $620.7 million, consisting of losses due from Cavello under the retrocession agreement of $62.7 million and reinsurance recoverable on unpaid losses under the retroactive reinsurance agreement of $558.0 million. Cavello has provided collateral in the form of a letter of credit in the amount of $445.0 million to AmTrust under the LPT/ADC Agreement and is subject to additional collateral funding requirements.
We may or may not use retrocessional and reinsurance coverage to limit our exposure to risks. Any retrocessional or reinsurance coverage that we obtain may be limited, and credit and other risks associated with our retrocessional and reinsurance arrangements may result in losses which could adversely affect our financial condition and results of operations.
We have provided reinsurance to our clients and in turn we may or may not retrocede reinsurance we have assumed to other insurers and reinsurers. If we do not use retrocessional coverage or reinsurance, our exposure to losses will be greater than if we did obtain such coverage. If we do obtain retrocessional or reinsurance coverage, some of the insurers or reinsurers to whom we may retrocede coverage or reinsure with may be domiciled in Bermuda or other non-U.S. locations. We would be subject to credit and other risks that depend upon the financial strength of these reinsurers. Further, we will be subject to credit risk with respect to any retrocessional or reinsurance arrangements because the ceding of risk to reinsurers and retrocessionaires would not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of any retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our business, financial condition and results of operation. We may attempt to mitigate such risks by retaining collateral or trust accounts for premium and claims receivables, but nevertheless we cannot be assured that reinsurance will be fully collectable in the case of all potential claims outcomes.
The failure of any of the loss limitation methods we have employed or could employ in the future could have a material adverse effect on our results of operations or financial condition.
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
As noted, we are not presently engaged in active reinsurance underwriting. However, any new business initiatives involving the development of new products or expanding existing products in new or historically targeted markets may involve substantial capital and operating expenditures, which may negatively impact our results of operations and shareholders' equity. In addition, the demand for new products or in new markets may not meet our expectations. To the extent we are able to market new products or expand in new markets, our risk exposures may change and the data and models we use to manage such exposures may not be as sophisticated as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of expectations. Additionally, the re-domestication of Maiden Reinsurance to the U.S. may limit our ability to reinsure risk outside of the U.S. and may have an adverse effect on our capital and ability to write new business.
As part of our ongoing efforts to continually improve our performance, we regularly evaluate our business plans and strategies, which may result in changes to our business plans and initiatives, some of which may be material. We are subject to increasing risks related to our ability to successfully implement our evolving plans and strategies. Changing plans and strategies requires significant management of time and effort, and may divert management’s attention from our core operations and competencies, and our efforts to improve our capital position and solvency. Moreover, modifications we undertake to our operations may not immediately result in improved financial performance. Therefore, risks associated with implementing or changing our business strategies and initiatives, including risks related to developing or enhancing the operations, controls and other infrastructure required for these strategies and initiatives, may not have a positive impact on our publicly reported results until many years after implementation. The risk that we may fail to have the ability to carry out our business plans may have an adverse effect on our long-term results of operations and financial condition.
We depend on the policies, procedures and expertise of ceding companies for the business we have written in the past; these companies may have failed to accurately assess and price the risks they have underwritten, which may lead us to inaccurately assess and price the risks we assumed.
While we are not presently engaged in active reinsurance underwriting, our participation in property and casualty reinsurance markets means the success of our prior underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions. As common among reinsurers, we do not separately evaluate each of the individual risks assumed under reinsurance treaties. We face the risk that these ceding companies may have failed to accurately assess the risks that they assumed initially, which, in turn, may lead us to inaccurately assess the risks we assumed.
If we have failed to establish and receive appropriate pricing or failed to contractually limit our exposure to such risks, we could face significant losses on these contracts, which could have a material adverse impact on our financial results.
The inherent uncertainty of models and the use of such models as a tool to evaluate risk may have an adverse impact on our financial results.
We use our own proprietary models to provide us with an objective risk assessment relating to risks in our reinsurance portfolio. These models help us to inform management and other stakeholders of capital requirements and to improve the risk/return profile or minimize the amount of capital required to cover the risks in each reinsurance contract in our overall portfolio of reinsurance contracts. However, given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address the emergence of a variety of matters which might be deemed to impact certain of our coverages. Accordingly, these models may understate the exposures we are assuming and our financial results may be adversely impacted, perhaps significantly.
The failure of our underwriting process could have an adverse effect on our results of operations or financial condition.
As noted, we are not presently engaged in active reinsurance underwriting. Previously, we sought to manage our loss exposure by maintaining a disciplined underwriting process throughout our (re)insurance operations. Underwriting is a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. The failure of any of the underwriting risk management strategies that we employ could have a material adverse effect on our financial condition, results of operations or cash flows.
Prior to ceasing active reinsurance underwriting, we relied on internal controls and underwriting guidelines to limit our risk exposure within prescribed parameters. However, our controls and monitoring efforts may have been ineffective, permitting one or more underwriters to exceed underwriting authority and causing us to (re)insure risks outside the agreed upon guidelines. To the extent that our underwriters exceeded their authorities, agreed to inappropriate contract terms and conditions or were influenced by broker incentives, or if there was inaccurate underwriting data captured and reported leading to licensing and sanction breaches, our financial condition or results of operations could be materially adversely affected.
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
We believe our information technology and application systems are critical to our business and reputation. We have licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable service providers, or that our technology or applications will continue to operate as intended. A major defect or failure in our internal controls or information technology and application systems could result in management distraction, harm to our reputation, a loss or delay of revenues or increased expense.
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
Global economies and financial markets have, from time to time, experienced significant disruption or deterioration and likely will experience periods of disruption or deterioration in the future. In addition, U.S. federal and state governments continue to experience significant structural fiscal deficits, creating uncertainty as to levels of taxation, inflation, regulation and other economic fundamentals that may impact future growth prospects. Significantly greater economic, fiscal and monetary uncertainty remains in Europe, due to the combination of poor economic growth, high unemployment and significant sovereign deficits which have called into question the future of the common currency used across most of Europe. European economic activity appears likely to remain volatile in the near future and to potentially have a continuing impact on the U.S. economy. The spread of COVID-19 around the world has created significant economic uncertainty which may have a material effect on the global economy and financial markets. Continuation of these conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of clients, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance.

Our agency mortgage-backed securities ("Agency MBS") constitute 29.3% of our fixed maturity investments at December 31, 2019.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities ("MBS") are prepaid more quickly, requiring us to reinvest the proceeds at lower market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, economic conditions may curtail prepayment activity on the underlying mortgages if refinancing is difficult, thus limiting prepayments on the MBS portfolio. In the event that these conditions persist and result in a prolonged period of economic uncertainty, our results of operations, our financial condition and/or liquidity, and our prospects could be materially and adversely affected.
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
Maiden Holdings is a holding company. As a result, we do not have, and will not have, any significant operations or assets other than our ownership of the shares of our subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements at Maiden Holdings, including debt service payments and other expenses. As of December 31, 2019 and as of the date hereof, our insurance subsidiaries ability to make distributions are limited by regulatory restrictions. Maiden Holdings may need to borrow funds from its subsidiaries if funds from dividends are not available to meet ongoing cash requirements. The impact of applicable regulatory capital requirements such as risk based capital ratios under U.S. law could impact the ability of Maiden Reinsurance to pay future cash dividends.
Maiden Reinsurance uses trust accounts, loan to related party, funds withheld and letters of credit to meet collateral requirements. Consequently, cash and cash equivalents and investments are pledged in favor of ceding companies in order to comply with relevant insurance regulations or contractual requirements. At December 31, 2019, restricted cash and cash equivalents and fixed maturity investments used as collateral were $1.5 billion and represents 77.6% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and cash equivalents) at that date. At December 31, 2019, Maiden Reinsurance had $383.0 million in unrestricted cash and cash equivalents and fixed maturity investments.
Based on our current estimate of 2020 financial projections, we believe we will have sufficient liquidity to meet and fulfill our obligations including payments due under our 2013 Senior Notes and 2016 Senior Notes. However, should operating results deteriorate, or should additional collateral be required under our contractual arrangements with reinsureds prior to the receipt of recoveries under reinsurance agreements we have entered into, we cannot assure that we will maintain sufficient unrestricted liquidity to meet those obligations.
We may require additional capital in the future, which may not be available on favorable terms or at all.
Our future capital requirements will depend on many factors. We also may not be able to grow significantly without additional capital. Our future business needs are uncertain and we may need to raise additional funds to further capitalize Maiden Reinsurance or our IIS business. We anticipate that any such additional funds would be raised through equity, debt, hybrid financings or entering into reinsurance agreements. While we currently have no commitment from any lender with respect to a credit facility or a loan facility, we may enter into an unsecured revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity, debt or hybrid financing, if available at all, may be on terms that are not favorable to us. Recent turbulence in the financial markets due to the spread of COVID-19 may limit our ability to access the credit or equity markets. If we are able to raise capital through equity financings, the interest of shareholders in our Company would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common shares.
We no longer have an S&P rating or A.M. Best rating. The absence of credit ratings on our outstanding securities could impact our ability to obtain additional debt or hybrid capital at reasonable terms or at all. Credit ratings are an opinion by third parties of our financial strength and ability to meet ongoing obligations to our future policyholders.  The lack of a credit rating may make it difficult for investors to evaluate an investment in our securities and for us to raise additional capital in the future on acceptable terms or at all. Similarly, our access to funds may be impaired if regulatory authorities take negative actions against us. Finally, our operating results in the last several years may make investors reluctant to commit capital to us at reasonable valuations and/or pricing. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
The availability of additional financing will also depend on a variety of other factors such as market conditions, the general availability of capital, the volume of trading activities and the overall availability of capital to the financial services industry. As such, we may be forced to delay raising capital, issue shorter maturity securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. If we cannot obtain adequate capital, our business prospects, results of operations and financial condition could be adversely affected.

We do not anticipate paying any cash dividends on our common shares for the foreseeable future and there can be no assurance that dividends on the preference shares will resume in the near future.
We currently intend to retain our future earnings, if any, to strengthen our regulatory capital and solvency ratios, improve our liquidity and working capital and for other general corporate purposes. The insurance laws and regulations of our insurance subsidiaries generally contain restrictions on the ability to pay dividends or distributions to Maiden Holdings, which may restrict our ability to pay dividends on common or preferred shares. Any capital distribution of any kind out of Maiden Reinsurance would be done consistent with Vermont regulation or as may be required, with the prior approval of the Vermont DFR. Any future determination to pay dividends on our common shares will be at the discretion of our Board, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board considers relevant.
Maiden Holdings has issued a total of $630.0 million in Preference Shares since 2012, of which $465.0 million remains outstanding at December 31, 2019. Holders of our Preference Shares may receive dividends on a non-cumulative basis and are required to be paid before common shareholders are eligible for dividend payments. Our Board of Directors have not declared dividends on the Preference Shares since the December 1, 2018 dividend date and there can be no assurance that the authorization and declaration of dividends on the Preference Shares will resume in the near future. At March 15, 2020, because preference share dividends have not been declared and paid for six quarterly dividend periods, the holders of the Preference Shares series A, C and D are collectively entitled to vote for the election of a total of two additional members of the Company's Board of Directors. There can be no assurance as to the impact on our operations should the election of such additional board members occur.
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
For more details on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations" included under Item 7 and "Notes to Consolidated Financial Statements - "Note 7 — Long-Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
A significant amount of our invested assets are subject to changes in interest rates and market volatility. If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.
Investment income is an important component of our consolidated net income. At December 31, 2019, total investments of $1.9 billion represented 94.6% of our total cash and investments, of which $31.7 million or 1.6% were in other investments, a combination of investments in limited partnerships and equity investments. As a result of market conditions prevailing at a particular time, the allocation of our portfolio to various asset types may vary. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. We classify our fixed maturity investments as available-for-sale ("AFS") and therefore changes in the market value are reflected in our shareholders’ equity.
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
Our investment portfolio consists of substantially all interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions and other factors beyond our control. Changes in interest rates could have an adverse effect on the value of our investment portfolio and future investment income. For example, changes in interest rates can expose us to prepayment risks on U.S. Government Agency MBS included in our investment portfolio (all Agency MBS are currently "AA+" rated by S&P). Increases in interest rates will decrease the fair market value of our investments in fixed-income securities. If increases in interest rates occur during periods when we sell investments to satisfy liquidity needs, we may experience investment losses. In addition, a declining interest rate environment can result in reductions in our investment yield as new funds and proceeds from sales and maturities of fixed income securities are reinvested at lower rates which reduces our overall profitability.
Interest rates are highly sensitive to many factors, including governmental monetary policies, inflation, domestic and international economic and political conditions and other factors beyond our control. In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. As a result of the LPT/ADC Agreement, our liability duration will be materially shortened and if we do not correspondingly shorten the duration of the investments in our investment portfolio, our risk of exposure to unexpected changes in interest rates could adversely affect our operations and financial condition.

At December 31, 2019 and 2018, these respective durations in years were as follows:

For the Year Ended December 31,	2019	2018
Fixed maturities and cash and cash equivalents	3.0	4.2
Reserve for loss and LAE(1)	4.2	4.5
(1) The duration regarding our reserve for loss and LAE at December 31, 2019 is gross of LPT/ADC Agreement reserves.
The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, asset allocations and prepayment speeds in the case of Agency MBS.
We believe we have historically mitigated our exposure to liquidity risk through prudent duration management and strong operating cash flow. Our business has undergone significant changes in the last year. As previously noted, the Strategic Review has resulted in a series of transactions that have transformed our operations and materially reduced the risk on our balance sheet. As a result of the transactions entered into from the Strategic Review, our gross and net premiums written will continue to be materially lower going forward and investment income will continue to be a significantly larger portion of our revenues. We believe this will significantly reduce our operating cash flow.
However, we generally expect negative operating cash flows to be met or exceeded by positive investing cash flows. Overall, we expect our cash flows, together with our existing capital base and unrestricted cash and investments to be sufficient to meet cash requirements and to operate our business. The LPT/ADC Agreement will shorten the duration of our liabilities which in turn may require us to adjust the duration of our fixed maturities which could lower our investment income. We also have very limited property catastrophe exposures which could cause an immediate need for cash. However, if we do not structure our investment portfolio so that it is appropriately matched with our reinsurance liabilities or our operating cash flow declines, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. For this or any of the other reasons discussed above, investment losses could significantly decrease our asset base, which would adversely affect our ability to conduct business. Any significant decline in our investment income would adversely affect our business, financial condition and results of operations.
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
We may be adversely impacted by claims inflation.
Our operations, like those of other property and casualty insurers and reinsurers, are susceptible to the effects of claims inflation because premiums are established before the ultimate amounts of loss and LAE are known. Although we consider the potential effects of claims inflation when setting premium rates, our premiums may not fully offset the effects of inflation and essentially result in our underpricing the risks we insure and reinsure. Our reserve for loss and LAE includes assumptions about future payments for settlement of claims and claims handling expenses, such as the value of replacing property and associated labor costs for the property business we write, the value of medical treatments and litigation costs. To the extent claims inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified, which may have a material adverse effect on our financial condition or results of operations.
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
Regulation
We have significantly improved our capital ratios in 2019; however if we are unable to sustain this improvement, it could lead to regulatory restrictions.
Prior to the re-domestication of Maiden Reinsurance to Vermont, the Company cured a breach of the ECR (based on the Bermuda regulations applicable at that time) on both a Group basis and for Maiden Reinsurance by significantly reducing the amount of required capital necessary to operate our business through a series of measures and by purchasing additional reinsurance protection for our loss reserves via the LPT/ADC Agreement with Enstar during 2019. However, while the Company expects to maintain satisfactory capital ratios as proscribed by the Vermont DFR for both the Group and Maiden Reinsurance, there can be no assurance that the actions we have taken to improve our capital position can be maintained or will be considered satisfactory by the Vermont DFR, which may have a material adverse effect on our business.

There can also be no assurance that the re-formulation of our longer term business plan will produce sufficient operating profitability to sustain the improvements in our capital position we have achieved. This could lead to imposition of regulatory restrictions by the Vermont DFR if such circumstances were to occur.
Compliance by our insurance subsidiaries with the legal and regulatory requirements to which they are subject is expensive. Any failure to comply could have a material adverse effect on our business.
Our insurance subsidiaries are required to comply with a wide variety of laws and regulations applicable to insurance or reinsurance companies, both in the jurisdictions in which they are organized and where they sell their insurance and reinsurance products. The insurance and regulatory environment has become subject to increased scrutiny in many jurisdictions, including the U.S., various states within the U.S. and the EU. In the past, there have been Congressional and other initiatives in the U.S. regarding increased supervision and regulation of the insurance industry. It is not possible to predict the future impact of changes in laws and regulations on our operations. The cost of complying with any new legal requirements affecting our subsidiaries could have a material adverse effect on our business.
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
Our industry is highly regulated and we are subject to significant legal restrictions and these restrictions may have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and prospects.
The financial services industry is the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the companies within this industry. Governmental authorities in the United States and worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial systems in general. Among the proposals that are being considered is the possible introduction of global regulatory standards for the amount of capital that insurance groups must maintain across the group, such as the development of the risk-based global insurance capital standard for internationally active insurance groups being developed by the International Association of Insurance Supervisors as well as the U.S. group capital calculation being developed by the NAIC. Please see Item 1. "Business - Regulatory Matters" for further discussion. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in the insurance and financial services industry in the future.
Europe
Under EU Freedom of Services, a firm authorized in a European Economic Area ("EEA") state can offer certain products or services in other EEA states if it has the relevant passport. Maiden LF is established in an EEA state (Sweden) and has passports for a number of EEA states. Maiden LF is licensed by the Swedish financial regulator (Finansinspektionen) to write insurance and reinsurance of short-term life insurance (Class 1a) and supplementary insurance to Class 1a (Class 1b). We cannot predict the impact laws and regulations adopted in the EU or other non-U.S. jurisdictions may have on the financial markets generally or our businesses, results of operations or cash flows. It is possible that changes in such laws and regulations may alter our business practices. They may also limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs. It is possible that the laws and regulations adopted in foreign jurisdictions will differ from one another, and that they could be inconsistent with the laws and regulations of other jurisdictions including the U.S.
United States
Our U.S. subsidiaries are subject to a complex and extensive array of laws and regulations that are administered and enforced by state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL, the IRS and the Office of the Comptroller of the Currency. See Item 1. “Business-Regulatory Matters” for a summary of certain of the U.S. state and federal laws and regulations applicable to our business. Failure to comply with these laws and regulations could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to our reputation, or interruption of our operations, any of which could have a material and adverse effect on our financial position, results of operations and cash flows.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") impacts the reinsurance industry in several areas, including tort reform, corporate governance and the taxation of reinsurance companies. Dodd-Frank prohibits a state from denying credit for reinsurance if the state of domicile of the insurer purchasing the reinsurance recognizes credit for reinsurance.

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
Pursuant to the Economic Substance Act 2018 (as amended) of Bermuda (the “ESA”) that came into force on January 1, 2019, a registered entity, other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda (“non-resident entity”), that carries on as a business any one or more of the “relevant activities” referred to in the ESA must comply with economic substance requirements. The ESA may require in-scope Bermuda entities which are engaged in such “relevant activities” to be directed and managed in Bermuda, have an adequate level of qualified employees in Bermuda, incur an adequate level of annual expenditure in Bermuda, maintain adequate physical presence in Bermuda or perform core income-generating activities in Bermuda. The list of “relevant activities” includes carrying on any one or more of: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities.
To the extent that the ESA applies to Maiden Holdings, we will be required to demonstrate compliance with the ESA and file an economic substance declaration with the Registrar of Companies in Bermuda on an annual basis.
Any entity that must satisfy economic substance requirements but fails to do so could face financial penalties, a restriction of its business activities, automatic reporting by the Bermuda authorities to competent authorities in the European Union on an entity's non-compliance or may be struck off as a registered entity in Bermuda. If any one of the foregoing were to occur it may adversely effect the business operations of Maiden Holdings.
Corporate Governance and Risks Related to an Investment in our Securities
Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments.
Maiden Holdings is a holding company. As a result, we do not have, and will not have, any significant operations or assets other than our ownership of the shares of our subsidiaries. We expect that dividends and other permitted distributions from Maiden Reinsurance, Maiden Global (and its subsidiaries), Maiden LF, Maiden GF and Maiden NA (and its subsidiaries) will be our sole source of funds to pay dividends to common and preference shareholders and meet ongoing cash requirements, including debt service payments, if any, and other expenses. The inability of our subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business, financial condition and results of operations. Any capital distribution of any kind out of Maiden Reinsurance would be done consistent with Vermont regulation or as may be required, with the prior approval of the Vermont DFR.
The timing and amount of any cash dividends on our common and preference shares are at the discretion of the Board and will depend upon the results of operations and cash flows, our financial position and capital requirements, and any other factors that our Board deems relevant. Our Board of Directors have not declared dividends on the Preference Shares since the December 1, 2018 dividend date and there can be no assurance that the authorization and declaration of dividends on the Preference Shares will resume in the near future. At March 15, 2020, because preference share dividends will not have been declared and paid for six quarterly dividend periods, the holders of the Preference Shares series A, C and D are collectively entitled to vote for the election of a total of two additional members of the Company's Board of Directors. There can be no assurance as to the impact on the Company's operations should the election of such additional board members occur.
Our common shares may be at risk for delisting from the NASDAQ Capital Market in the future. Delisting could adversely affect the liquidity of our common shares and the market price of our common shares could decrease.
On October 25, 2019, Maiden Holdings transferred the listing of its common shares from the NASDAQ Global Select Market to the NASDAQ Capital Market. The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Select Market and listed companies must meet certain financial requirements and comply with the NASDAQ corporate governance requirements. The Company’s common shares continue to trade under the symbol “MHLD”. Following submission of the transfer application, we became eligible for an additional 180-day period to regain compliance if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, for the NASDAQ Capital Market.
Our common shares were historically listed on the NASDAQ Global Select Market. NASDAQ has minimum requirements that a company must meet to remain listed on either NASDAQ market. These requirements include maintaining a minimum closing bid price of $1.00 per share. Until recently, the closing prices of our common shares has been below $1.00 per share throughout 2019, and it is possible that NASDAQ may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process in the future. If our common shares were to be delisted, the liquidity of our common shares would be adversely affected and the market price of our common shares could decrease further. Our failure to be listed on NASDAQ or another established securities market could have a material adverse effect on the value of your investment in us.
The Preference Shares are equity and are subordinate to our existing and future indebtedness and other liabilities.
The Preference Shares are equity interests and do not constitute indebtedness. As such, the Preference Shares will rank junior to all of our indebtedness and other non-equity claims of our creditors with respect to assets available to satisfy the claims during liquidation. At December 31, 2019, our total consolidated debt was $262.5 million and our total consolidated liabilities were $3.1 billion. We may incur additional debt and liabilities in the future. Our existing and future indebtedness may restrict payments of dividends on the Preference Shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preference shares, dividends are payable only if declared by our Board (or a duly authorized committee of the Board). Our Board of Directors have not declared dividends on the Preference Shares since the December 1, 2018 dividend date and there can be no assurance that the authorization and declaration of dividends on the Preference Shares will resume in the near future.
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

•	impacting regulators assessment of our capital position, adequacy and flexibility and therefore, the financial strength ratings of rating agencies and regulators assessment of our solvency.
A few significant shareholders may influence or control the direction of our business. If the ownership of our common shares continues to be highly concentrated, it may limit your ability and the ability of other shareholders to influence significant corporate decisions.
The interests of our significant shareholders may not be fully aligned with our interests, and this may lead to a strategy that is not in our best interest. Although they do not have any voting agreements or arrangements, our Founding Shareholders or other significant shareholders could exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Maiden Holdings, which may reduce the market price of our common shares.
Dividends on the Series A, Series C and Series D Preference Shares are non-cumulative.
Dividends on the Series A, Series C and Series D Preference Shares are non-cumulative and payable only out of lawfully available funds of the Company under Bermuda law. Consequently, if our Board (or a duly authorized committee of the Board) does not authorize and declare a dividend for any dividend period with respect to the Series A, Series C and Series D Preference Shares, holders of the Series A, Series C and Series D Preference Shares would not be entitled to receive any such dividend, and such unpaid dividend will not accumulate and will never be payable. We will have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if the Board (or a duly authorized committee of the Board) has not declared such dividend before the related dividend payment date. If dividends on the Series A, Series C and Series D Preference Shares are authorized and declared with respect to any subsequent dividend period, we will be free to pay dividends on any other series of preference shares and/or our common shares. Under Bermuda law, we will not be permitted to pay dividends on the Preference Shares (even if such dividends have been previously declared) if there are reasonable grounds for believing that we are, or would after the payment be, unable to pay our liabilities as they become due; or the realizable value of our assets would thereby be less than our liabilities.
Voting Rights for Shareholders of Series A, Series C and Series D Preference Shares may be invoked.
Whenever dividends on any Series A, Series C and Series D Preference Shares have not been declared and paid for the equivalent of six or more dividend periods, whether or not for consecutive dividend periods (a “nonpayment event”), the holders of the Series A, Series C and Series D Preference Shares will be entitled to vote for the election of a total of two additional members of the Board of Maiden Holdings (the “preference shares directors”), provided that the election of any such directors shall not cause us to violate the corporate governance requirement of any exchange, on which our securities may be listed or quoted, that listed or quoted companies must have a majority of independent directors. In that event, the new directors shall be elected at a special meeting called at the request of the holders of record of at least 20% of the aggregate voting power of the Series A, Series C and Series D Preference Shares (unless such request is received less than 90 days before the date fixed for the next annual or special meeting of the shareholders of Maiden Holdings, in which event such election shall be held at such next annual or special meeting of shareholders, and at each subsequent annual meeting).
Our Board of Directors have not authorized or declared a dividend since the dividend period starting on December 1, 2018 with respect to the Series A, Series C and Series D Preference Shares. At March 15, 2020, because preference share dividends have not been declared and paid for six quarterly dividend periods, the holders of the Preference Shares Series A, C and D are collectively entitled to vote for the election of a total of two additional members of the Company's Board of Directors. There can be no assurance as to the impact on our operations should the election of such additional board members occur.

Our revenues and results of operations may fluctuate as a result of factors beyond our control, which may cause the price of our shares to be volatile.
The revenues and results of operations of reinsurance companies historically have been subject to significant fluctuations and uncertainties. In addition, we are not in engaged in active reinsurance underwriting currently and may not do so for the foreseeable future. This has resulted in a significant reduction in our revenues. Our profitability can also be affected significantly by:

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment that impact returns on invested assets;

•	changes in the frequency or severity of claims;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes, terrorist attacks or pandemics, such as the spread of the COVID-19 virus;

•	price competition;

•	inadequate loss and LAE reserves;

•	cyclical nature of the property and casualty insurance market; and

•	negative developments in the specialty property and casualty reinsurance sectors in which we operate.
These factors may cause the price of the Company's shares to be volatile.
The market price for our ordinary shares has been and may continue to be highly volatile, and if there is a further sustained decline in our share price there could be limited liquidity for our ordinary shares.
The market price for our ordinary shares has fluctuated significantly. Future sales of our common shares by our shareholders or us, or the perception that such sales may occur, could adversely affect the market price of our common shares. As of March 10, 2020, 83,163,540 common shares were outstanding. In addition, we have reserved 10,664,487 common shares for issuance under our 2019 Omnibus Incentive Plan. As of March 10, 2020, the total options outstanding was 319,176 and the total restricted shares outstanding was 1,803,715. Sales of substantial amounts of our shares, or the perception that such sales could occur, could adversely affect the prevailing price of the shares and may make it more difficult for us to sell our equity securities in the future, or for shareholders to sell their shares, at a time and price that they deem appropriate.
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
We are incorporated under the laws of Bermuda and our holding company is based in Bermuda. In addition, all of our directors and officers reside outside Bermuda and a substantial portion of our assets will be and the assets of these persons are, and will continue to be, located in jurisdictions outside Bermuda. As such, it may be difficult or impossible to effect service of process within the U.S. upon us or those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.
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
Relationship with AmTrust
Significant changes in our reinsurance relationship with AmTrust have reduced our current and future revenues and create significant uncertainty for sources of future liquidity.
During 2019, we, through our subsidiary Maiden Reinsurance, executed the Partial Termination Amendment, the Final QS Termination, the WC Commutation and Post-Termination Endorsement No. 1 with AmTrust. In the first quarter of 2020, we also executed Post Termination Endorsement No. 2. These transactions served to eliminate all new premium revenues from AmTrust, return certain unearned premiums to AmTrust, commuted and returned certain workers’ compensation loss reserves to AmTrust, capped the loss corridor on certain program business reinsured from AmTrust and increased the levels of collateral provided to AmTrust as security against the obligations Maiden has assumed under the reinsurance contracts with AmTrust.
While these transactions have contributed significantly to the reduction in required regulatory capital needed to operate our business and the subsequent strengthening of our capital ratios, these transactions have resulted in a significant reduction in revenues which is likely to continue for the foreseeable future as we are not presently engaged in active reinsurance underwriting. As a result, our financial condition could be adversely affected by these actions. As a result of this loss of revenue, we will need to rely on unrestricted cash from operations and returns on our investments to fund our operations, maintain liquidity and meet our financial obligations and capital allocation priorities. While we believe we have sufficient sources to meet these obligations, deterioration in our results of operations or other adverse financial events could impact our ability to continue meeting these obligations.
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
We entered into a quota share agreement with AII, which reinsures AmTrust’s insurance company subsidiaries, and a Master Agreement with AmTrust, pursuant to which Maiden Reinsurance entered into the quota share agreement. Because (i) Leah Karfunkel (wife of the late Michael Karfunkel), George Karfunkel and Barry Zyskind (the Company's non-executive chairman) collectively own or control approximately 53.5% of the outstanding common shares of Evergreen Parent GP, LLC, the ultimate parent of AmTrust, (ii) our Founding Shareholders sponsored our formation, and (iii) based on each individual's most recent public filing as of December 31, 2019, Leah Karfunkel owns or controls approximately 8.1% of the outstanding shares of the Company and Barry Zyskind owns or controls approximately 7.6% of the outstanding shares of the Company, we may be deemed to be an affiliate of AmTrust. George Karfunkel now owns or controls less than 5.0% of the outstanding shares of the Company based on his most recent public filings. Due to our close business relationship with AmTrust, we may be presented with situations involving conflicts of interest with respect to the agreements and other arrangements we will enter into with AmTrust and its subsidiaries, exposing us to possible claims that we have not acted in the best interest of our shareholders. The arrangements between us and AmTrust were modified after they were originally entered into and there could be future modifications.

Our non-executive Chairman of the Board currently holds the positions of Chief Executive Officer and Chairman of AmTrust. These dual positions may present, and make us vulnerable to, difficult conflicts of interest and related legal challenges.
Barry Zyskind, our non-executive Chairman of the Board, is the Chief Executive Officer and Chairman of the Board of AmTrust and, as such, he does not serve our Company on a full-time basis. Mr. Zyskind is expected to continue in both of his positions for the foreseeable future. Conflicts of interest could arise with respect to business opportunities that could be advantageous to AmTrust or its subsidiaries, on the one hand, and us or our subsidiary, on the other hand. In addition, potential conflicts of interest may arise should the interests of the Company and AmTrust diverge. However, the Audit Committee of our Board, which consists entirely of independent directors, does exclusively review and approve all related party transactions.
The amount of collateral we provide to AmTrust could limit our unrestricted liquidity and impact our ability to fulfill our obligations in certain circumstances.
As a result of our use of trust accounts, funds withheld, letters of credit and a loan, a substantial portion of our assets will not be available to us for other uses, which could reduce our financial flexibility and could impact our ability to fulfill our obligations in certain circumstances. If further collateral is required to be provided to any other AmTrust subsidiaries under applicable law or regulatory requirements, Maiden Reinsurance will provide collateral to the extent required. At December 31, 2019, $2.2 billion was provided by us as collateral to AmTrust, AII and AEL in the form of trusts, letters of credit, funds withheld and a loan.
The collateral above includes the transfer of cash and investments totaling $575.0 million to AmTrust from existing trust accounts used for collateral on the AmTrust Quota Share to a funds withheld arrangement during January 2019, which bears an annual interest rate of 3.5%, subject to annual adjustment.
Maiden Reinsurance is not a party to the reinsurance agreements between AII and AmTrust’s U.S. insurance subsidiaries or the related reinsurance trust agreements and has no rights thereunder. If one or more of these AmTrust subsidiaries withdraws Maiden Reinsurance’s assets from their trust account or misapplies withheld funds that are due to Maiden Reinsurance and that subsidiary is or becomes insolvent, we believe it may be more difficult for Maiden Reinsurance to recover any such amounts to which we are entitled than it would be if Maiden Reinsurance had entered into reinsurance and trust agreements with these AmTrust subsidiaries directly. AII has agreed to immediately return to Maiden Reinsurance any collateral provided by Maiden Reinsurance that one of those subsidiaries improperly utilizes or retains, and AmTrust has agreed to guarantee AII’s repayment obligation and AII’s payment obligations under its loan agreement with Maiden Reinsurance. We are subject to the risk that AII and/or AmTrust may be unable or unwilling to discharge these obligations.
Employee Issues
We are dependent on our key executives. We may not be able to attract and retain key employees or successfully integrate our new management team to fully implement our newly formulated business strategy.
Our success depends largely on our senior management, which includes, among others, Lawrence F. Metz, our President and Chief Executive Officer ("CEO"), and Patrick J. Haveron, our Executive Vice President, Chief Financial Officer ("CFO") and Chief Operating Officer ("COO"). We have entered into employment agreements with both of these executive officers.
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
We have sold Maiden US as well as terminated and sold certain lines of business. As we are not currently engaged in active reinsurance underwriting and our portfolio of loss reserves continues to reduce, we have continued to reduce headcount commensurately. This elevated attrition may affect our ability to manage our business as we train these new employees and integrate them into our company. In addition, if we decide to resume active reinsurance underwriting, our present employee base may be insufficient in the requisite skills or quantity to commence such activities and there can be no assurance that we can recruit or attract the requisite personnel to implement such strategy on a timely basis if such a decision is made.
Our business in Bermuda could be adversely affected by Bermuda employment restrictions.
Currently, Maiden Holdings employs seven non-Bermudians in our Bermuda office including our President and CEO and our CFO/COO. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent residents’ certificates and holders of working residents’ certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a permanent resident’s or working resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. Work permits are issued with expiry dates that range from one, three, five, six or, in certain circumstances for key executives, ten years. We may not be able to use the services of one or more of our non-Bermudian employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business, financial condition and results of operations.
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
The U.K. formally left the E.U. on January 31, 2020 and the transition period, due to expire on December 31, 2020, has started. Although the U.K. is now no longer a Member State of the E.U., the provisions of the Withdrawal Agreement relating to the transition period provide that (unless expressly provided otherwise in the Withdrawal Agreement) that E.U. law is to be applicable to and in the U.K. to produce the same legal effect as it did prior to U.K.’s exit from the E.U. The relationship between the U.K and the E.U following the transition period is unknown.
The risks associated with the potential consequences that may follow Brexit, including volatility in financial markets, exchange rates and interest rates, are uncertain. These uncertainties could increase the volatility of, or adversely affect, our investment results in particular periods or over time. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions and regulatory agencies which, in turn, could adversely affect our business, results of our operations and our financial condition.
Foreign currency fluctuations may reduce our net income and our capital levels adversely affecting our financial condition.
We conduct business in a variety of non-U.S. currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results of operations and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. While the Company may be able to match its foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks, a natural offset does not exist for all currencies.
We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our financial condition and results of operations. At December 31, 2019, no such hedges or hedging strategies were in force or had been entered into.
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
In 2019, reinsurance of U.S. workers’ compensation insurance was 12.4% of total net premiums earned, which is our largest exposure to a particular line of business and written entirely in our AmTrust Reinsurance segment. Furthermore, 39.3% of our AmTrust Reinsurance segment's reserve for loss and LAE at December 31, 2019 were related to U.S. workers' compensation risks. Our AmTrust Reinsurance segment includes all business ceded by AmTrust to Maiden Reinsurance, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. Both contracts in this segment have been terminated effective January 1, 2019. Negative developments in the economic, competitive or regulatory conditions affecting the U.S. workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in our larger markets were to enact legislation to increase the scope or amount of benefits for employees under U.S. workers’ compensation insurance policies without related loss control measures, or if regulators made other changes to the regulatory system governing U.S. workers’ compensation insurance, this could negatively affect the U.S. workers’ compensation insurance industry in the affected markets.

Reinsurance is a highly competitive industry.
The reinsurance industry is highly competitive. While we are not currently engaged in active reinsurance underwriting, if and when we were to resume such activity we would compete with major U.S. and non-U.S. reinsurers, including other Bermuda-based reinsurers, on an international and regional basis. Many of these entities have significantly larger amounts of capital, higher ratings from rating agencies and more resources than us. We currently do not have a financial strength or credit rating from S&P or A.M. Best and the lack of such ratings will likely limit the opportunities we have to write new reinsurance business if we resume active underwriting. Historically, periods of increased capacity levels in our industry have led to increased competition which puts pressure on reinsurance pricing.
In recent years, significant increases in the use of risk-linked securities and derivative and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including entities other than insurance and reinsurance companies. The availability of both these non-traditional products and sources of capital could reduce the demand for traditional insurance and reinsurance and if we were to resume active reinsurance underwriting it may result in fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions, which could have a material adverse impact on our growth and profitability.
Consolidation in the insurance and reinsurance industry and increased competition on premium rates could lead to lower margins for us and less demand for our products and services if and when we resume active reinsurance underwriting.
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
We are not presently engaged in active reinsurance underwriting. If and when we do decide to resume active reinsurance underwriting, these competitive pressures could compel us to write business at unprofitable operating margins.
As the insurance and reinsurance industry consolidates, competition may become more intense and the importance of acquiring and properly servicing each customer will become greater. If and when we do decide to resume active reinsurance underwriting, we could incur greater expenses relating to customer acquisition and retention, which could reduce our operating margins. When the property-casualty insurance industry has exhibited a greater degree of competition, premium rates have come under downward pressure as a result.
Clients, Brokers and Financial Institutions
Our business has historically been dependent upon reinsurance brokers and other producers, including third party administrators and financial institutions, and the failure to develop or maintain these relationships could materially adversely affect our ability to market our products and services.
While we are not presently engaged in active reinsurance underwriting, our failure to further develop or maintain relationships with brokers and other producers, including third party administrators and financial institutions, from whom we expect to receive our business could have a material adverse effect on our business, financial condition and results of operations.
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
The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given each of Maiden Holdings and Maiden Reinsurance an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Maiden Holdings, Maiden Reinsurance or any of their respective operations or their respective shares, debentures or other obligations (except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by them in respect of real property or leasehold interests in Bermuda held by them) until March 31, 2035. Given the limited duration of the Minister of Finance’s expected assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 31, 2035. Since Maiden Holdings and Maiden Reinsurance are incorporated in Bermuda, we will be subject to changes in law or regulation in Bermuda that may have an adverse impact on our operations, including imposition of tax liability.
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
The FTT proposed at that time had a broad scope and would apply to financial transactions where at least one party to the transaction is established in the FTT Zone and either that party or another party is a financial institution established in the FTT Zone. "Financial institution" covers a wide range of entities, including insurance and reinsurance undertakings. "Financial transaction" includes the sale and purchase of a financial instrument, a transfer of risk associated with a financial instrument and the conclusion or modification of a derivative. A financial institution could be deemed to be "established" in the FTT Zone even if it has no business presence there, if the underlying financial instrument is issued in the FTT Zone.
On December 9, 2019, the German finance minister issued a revised proposal for a FTT to the FTT Zone members. The revised proposal has a more limited scope than previously envisaged, applying to financial transactions that mainly involve the acquisition of shares issued by listed companies located in a participating member state with a market capitalization above €1 billion. The minimum standard rate would be 0.2%. However, there would be exclusions for some transactions (initial public offerings, market making activities, intra-group transactions, repurchase agreements and reverse repurchase agreements, securities lending and securities borrowing buy-sell back and sell-buy back agreements) and an exemption for pension funds.
The FTT proposal remains subject to negotiation between the participating EU Member States and there is not yet an agreement as to the form it should take. It may, therefore, be altered prior to any implementation, the timing of which remains unclear. The introduction of FTT could have an adverse effect on the Company's economic performance.
OECD proposals on the taxation of the digital economy may apply to our activities.
On May 31, 2019, the OECD published a “Programme of Work” designed to address the tax challenges created by an increasing digitalized economy which was divided into two pillars. Pillar One addresses the broader challenge of a digitalized economy and focuses on the allocation of group profits among taxing jurisdictions based on a market based concept rather than historical “permanent establishment” concepts. Pillar Two addresses the remaining BEPs risk of profit shifting to entities in low tax jurisdictions by introducing a global minimum tax and a proposed tax on base eroding payments, which would operate through a denial of a deduction or imposition of source-based taxation (including withholding tax) on certain payments.
The OECD held public consultations on the Pillars at the end of 2019 and hopes that the reforms are agreed to by the participating members by the end of 2020 such that it gets incorporated into local jurisdiction tax laws and treaties sometime shortly thereafter. The proposal to date has been written broadly enough to potentially apply to our activities, and we are unable to determine at this time whether it would have a material adverse impact on our operations and results.

We may be subject to U.S. federal income tax, which would have an adverse effect on our financial condition and results of operations and on an investment in our shares.
If either Maiden Holdings or Maiden Reinsurance were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. federal income and additional branch profits taxes on the portion of its earnings that are effectively connected to such U.S. business or in the case of Maiden Reinsurance, if it is entitled to benefits under the U.S. income tax treaty with Bermuda and if Maiden Reinsurance were considered engaged in a trade or business in the U.S. through a permanent establishment. Maiden Reinsurance could be subject to U.S. federal income tax on the portion of its earnings that are attributable to its permanent establishment in the U.S., in which case its results of operations could be materially adversely affected. Maiden Holdings is, and Maiden Reinsurance was, a Bermuda company. We intend to manage our business so that Maiden Holdings and Maiden Reinsurance should operate in such a manner that neither of these companies should be treated as engaged in a U.S. trade or business and, thus, should not be subject to U.S. federal taxation (other than the U.S. federal excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. federal withholding tax on certain U.S. source investment income). Maiden Reinsurance will be subject to U.S. taxation as a domestic corporation from the effective date of the approval of its re-domestication in 2020.
However, because (i) there is considerable uncertainty as to which activities constitute being engaged in a trade or business within the U.S.; (ii) a significant portion of Maiden Reinsurance’s business was reinsurance of AmTrust’s insurance subsidiaries; (iii) our non-executive Chairman of the Board is AmTrust’s Chief Executive Officer, and one of our directors is related to a significant shareholder of AmTrust; and (iv) we have an asset management agreement with a subsidiary of AmTrust and may also have additional contractual relationships with AmTrust and its subsidiaries in the future, we cannot be certain that the IRS will not contend successfully that we are engaged in a trade or business in the U.S.
U.S. Persons who hold our shares may be subject to U.S. federal income taxation at ordinary income rates on their proportionate share of Maiden Reinsurance’s related person insurance income.
If U.S. persons are treated as owning 25% or more of Maiden Reinsurance’s shares (by vote or by value) (as is expected to be the case) and the RPII of Maiden Reinsurance (determined on a gross basis) were to equal or exceed 20% of Maiden Reinsurance’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of our shares, then a U.S. Person who owns any shares of Maiden Reinsurance (directly or indirectly through non-U.S. entities) on the last day of the taxable year (including the last day of 2020 on which Maiden Reinsurance was treated as a non-U.S. corporation) would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of Maiden Reinsurance’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date, regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization generally will be treated as unrelated business taxable income. The amount of RPII earned by Maiden Reinsurance (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by Maiden Reinsurance.
At December 31, 2019, we believe that either (i) the direct or indirect insureds of Maiden Reinsurance (and related persons) should not directly or indirectly own 20% or more of either the voting power or value of our shares or (ii) the RPII (determined on a gross basis) of Maiden Reinsurance should not equal or exceed 20% of Maiden Reinsurance’s gross insurance income for the taxable year ended December 31, 2019 and we do not expect both of these thresholds to be exceeded prior to the effective date of the re-domestication. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.
U.S. Persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on a portion of their gains if any.
The RPII rules provide that if a U.S. Person disposes of shares in a non-U.S. insurance corporation in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation’s gross insurance income or the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder. These RPII rules should not apply to dispositions of our shares because Maiden Holdings will not be directly engaged in the insurance business. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts, or otherwise, might have retroactive effect. The U.S. Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to Maiden Holdings and Maiden Reinsurance is uncertain.
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
In addition to changes in the CFC rules, the 2017 Act contains modifications to certain provisions relating to PFIC status that could, for example, discourage U.S. persons from investing in our company. The 2017 Act makes it more difficult for a non-U.S. insurance company to avoid PFIC status under an exception for certain non-U.S. insurance companies engaged in the active conduct of an insurance business. The 2017 Act limits this exception to a non-U.S. insurance company that would be taxable as an insurance company if it were a U.S. corporation and that maintains insurance liabilities of more than 25% of such company’s assets for a taxable year (or maintains reserves that at least equal 10% of its assets, is predominantly engaged in an insurance business and satisfies a facts and circumstances test that requires a showing that the failure to exceed the 25% threshold is due to runoff-related or rating-related circumstances) (the "Reserve Test"). While we believe that we should satisfy this reserve test for the foreseeable future, we cannot assure you that this will continue to be the case in future years. In addition, the IRS has been considering other changes to the PFIC rules for several years. The IRS recently issued the proposed regulations intended to clarify the application of the PFIC provisions to an insurance company and provide guidance on a range of issues relating to PFICs including the application of the look-through rule, the treatment of income and assets of certain U.S. insurance subsidiaries for purposes of the look-through rule and the extension of the look-through rule to 25% or more owned partnerships (the “2019 Proposed Regulations”). The 2019 Proposed Regulations define insurance liabilities for purposes of the Reserve Test, tighten the Reserve Test and the statutory cap on insurance liabilities, and provide guidance on the runoff-related and rating-related circumstances for purposes of the 10% test. The 2019 Proposed Regulations provide that a non-U.S. insurance company may only qualify for an exception to the PFIC rules if, among other things, the non-U.S. insurance company’s officers and employees perform its substantial managerial and operational activities (taking into account activities of officers and employees of certain related entities in certain cases). The 2019 Proposed Regulations also provide that an active conduct percentage test must be satisfied for the insurance company exception to apply, which test compares the expenses for services of officers and employees of the non-U.S. insurer and certain related entities incurred for the production of premium and certain investment income to all such expenses regardless of the service provider. The 2019 Proposed Regulations also introduce attribution rules that, taken together with other provisions of the regulations, could result in a U.S. Person that directly owns any shares in a non-PFIC being treated as an indirect shareholder of a lower tier PFIC subject to the general PFIC rules described herein. This proposed regulation will not be effective unless and until adopted in final form. Because the Company cannot predict the likelihood of finalization of the proposed regulations or the scope, nature, or impact of the proposed regulations on it, should they be formally adopted or enacted or whether its non-U.S. insurance subsidiaries will be able to satisfy the Reserve Test in future years, and the interaction of the PFIC look-through rules is not clear, no assurance may be given that the Company will not be characterized as a PFIC.

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
A company which is resident in the U.K. for U.K. corporation tax purposes is subject to U.K. corporation tax in respect of its worldwide income and gains. While Maiden Global is a U.K. company, neither Maiden Holdings nor Maiden Reinsurance are incorporated in the U.K. Nevertheless, Maiden Holdings or Maiden Reinsurance would be treated as being resident in the U.K. for U.K. corporation tax purposes if its central management and control were exercised in the U.K. The concept of central management and control is indicative of the highest level of control of a company’s affairs, which is wholly a question of fact. The directors and officers of both Maiden Holdings and Maiden Reinsurance intend to manage their affairs so that both companies are resident in Bermuda, and not resident in the U.K., for U.K. tax purposes. However, HM Revenue & Customs could challenge our tax residence status.
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
The directors and officers of Maiden Reinsurance intend to operate the business of Maiden Reinsurance in such a manner that it does not carry on a trade in the U.K. through a permanent establishment in the U.K. Nevertheless, HM Revenue & Customs might contend successfully that Maiden Reinsurance is trading in the U.K. through a permanent establishment in the U.K. because there is considerable uncertainty as to the activities which constitute carrying on a trade in the U.K. through a permanent establishment in the U.K.
The U.K. has no income tax treaty with Bermuda. Companies that are neither resident in the U.K. nor entitled to the protection afforded by a double tax treaty between the U.K. and the jurisdiction in which they are resident are liable to income tax in the U.K., at the basic rate of 20%, on the profits of a trade carried on in the U.K., where that trade is not carried on through a permanent establishment in the U.K. The directors and officers of Maiden Reinsurance intend to operate the business in such a manner that Maiden Reinsurance will not fall within the charge to income tax in the U.K. (other than by way of deduction or withholding).
In addition, diverted profits tax ("DPT") applies to foreign companies with sales in the U.K. (such as Maiden Reinsurance) that design their affairs to avoid creating a taxable presence (in the form of a permanent establishment) in the U.K., or to U.K. companies that enter into transactions with connected companies which lack economic substance to exploit differentials in tax rates. DPT is charged at 25% of the profits representing the contribution of the U.K. activities to the group’s results.
If either Maiden Holdings or Maiden Reinsurance were treated as being resident in the U.K. for U.K. corporation tax purposes, or if Maiden Reinsurance were treated as carrying on a trade in the U.K., whether through a permanent establishment or otherwise, or if DPT applied, the results of our operations would be materially adversely affected.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We currently lease office space in Pembroke, Bermuda (our corporate headquarters), the U.S., the U.K., Germany, Ireland and Netherlands for the operation of our business. We also lease a property for an employee's use in Bermuda. We renew and enter into new leases in the ordinary course of business as needed. We believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future. To date, the cost of acquiring and maintaining our office space has not been material to us as a whole.

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
In April 2009, we learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Reinsurance, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistleblowing in violation of the whistleblower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged that he was terminated for raising concerns regarding corporate governance with respect to the negotiation of the terms of the Trust Preferred Securities Offering. He seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Reinsurance, back pay and legal fees incurred. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor. The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011. On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014 and concluded in November 2018. We believe that we had good and sufficient reasons for terminating Mr. Turin's employment and that the claim is without merit. We will continue to vigorously defend ourself against this claim.
A putative class action complaint was filed against Maiden Holdings, Arturo M. Raschbaum, Karen L. Schmitt, and John M. Marshaleck in the United States District Court for the District of New Jersey on February 11, 2019, alleging that Defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 (and Section 20(a) for control person liability) by making misrepresentations about the Company and its business, including the Company’s risk management and underwriting policies and practices.  Plaintiffs further claim that these misrepresentations inflated the price of Maiden Holdings' common shares, and that when the truth about the misrepresentations was revealed, our stock price fell, causing Plaintiffs to incur losses.  The Company has not yet been served with an amended complaint, but believes the claims are without merit and intends to vigorously defend itself. There exist and we expect additional lawsuits to be filed against us, our subsidiaries and our respective officers due to the diminution in value of our securities as a result of our operating results and financial condition. It is currently uncertain as to the effect of such litigation on our business, operating results and financial conditions.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares began publicly trading on NASDAQ Stock Market LLC ("NASDAQ") under the symbol "MHLD" on May 6, 2008. At March 10, 2020, the last reported sale price of our common share was $1.09 per share and there were 26 holders of record of our common shares. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.
During the year ended December 31, 2018, we declared quarterly dividends totaling $0.35 per common share, however, no dividends have been declared by our Board of Directors on the common shares since the fourth quarter of 2018.  The quarterly dividend was $0.15 per common share for the first two quarters of 2018 and subsequently reduced to $0.05 per common share for the third quarter of 2018. The future declaration and payment of dividends to holders of common shares will be at the discretion of our Board and is subject to specified legal, regulatory, financial and other restrictions. Please see "Notes to Consolidated Financial Statements - Note 15. Statutory Requirements and Dividend Restrictions" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for discussion regarding dividend restrictions on subsidiary's ability to transfer funds to Maiden Holdings.
On February 21, 2017, our Board approved the repurchase of up to $100.0 million of our common shares from time to time at market prices. During the year ended December 31, 2019, the Company did not repurchase any common shares under its share repurchase authorization. During the year ended December 31, 2018, the Company repurchased a total of 205,000 common shares at an average price per share of $3.31 under its share repurchase authorization. At December 31, 2019, we have a remaining authorization of $74.2 million for share repurchases.
In addition, during the year ended December 31, 2019, we repurchased a total of 23,220 (2018 - 29,801) shares at an average price per share of $0.78 (2018 - $6.52) from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares.
Our common shares are currently listed on NASDAQ. NASDAQ has minimum requirements that a company must meet to remain listed on NASDAQ. These requirements include maintaining a minimum closing bid price of $1.00 per share. As previously reported on a Current Report on Form 8-K filed with SEC on April 19, 2019, the Company received a letter from NASDAQ informing us that we did not meet the requirement to maintain a minimum bid price of $1.00 per share for 30 consecutive business days. After consultation with NASDAQ, the Company applied to transfer the listing of its common shares from the NASDAQ Global Select Market to the NASDAQ Capital Market effective on October 25, 2019. The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Select Market and listed companies must meet certain financial requirements and comply with the NASDAQ corporate governance requirements. The Company’s common shares continue to trade under the symbol “MHLD”.
We did not repurchase any common shares under our share repurchase authorization during the three months ended December 31, 2019. Also, subsequent to December 31, 2019 and through the period ended March 10, 2020, no repurchase of common shares was made.
For further information, please see "Notes to Consolidated Financial Statements - Note 13. Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Also, please see "Notes to Consolidated Financial Statements - Note 14. Share Compensation and Pension Plans" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion about the Company's equity compensation plans.

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
Overview
Maiden Holdings is a Bermuda-based holding company, previously focused on serving the needs of regional and specialty insurers in the U.S., Europe and select other global markets. We operate internationally providing branded auto and credit life insurance products through insurer partners to retail clients in the EU and other global markets through Maiden Global. These products also produce reinsurance programs which are underwritten by Maiden Reinsurance. Certain international credit life business is written on a primary basis by Maiden LF and general insurance business is written on a primary basis by Maiden GF. We are also running off the liabilities associated with AmTrust contracts terminated in early 2019 as discussed below. In addition, we are not actively underwriting reinsurance business currently. We have also entered into a retroactive reinsurance agreement and a commutation agreement that further reduces our exposure to and limits the potential volatility related to these AmTrust liabilities, which are discussed in "Note 1. Organization" of the Notes to Condensed Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data".
As discussed in Item 1. "Business", the sale of Maiden US, the Partial Termination Amendment and the termination of both of our quota share contracts with AmTrust materially reduced our gross and net premiums written in 2019. We have significantly reduced our operating expenses and continue to take steps to reduce these costs further.
We expect to continue to re–evaluate our operating strategy during 2020 while leveraging the significant assets and capital we retain. In addition to restoring operating profitability, our strategic focus will center on creating the greatest risk-adjusted shareholder returns, whether via asset and capital management or active reinsurance underwriting, or a combination of both. Our present assessment of the reinsurance marketplace along with our current operating profile is that the risk-adjusted returns that may be produced via active reinsurance underwriting are likely to present more limited opportunities compared to other strategic initiatives which may produce greater shareholder value.
Our business consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. As a result of the strategic decision to divest all of our U.S. treaty reinsurance operations as discussed in more detail below, we revised the composition of our reportable segments in the fourth quarter of 2018. Our Diversified Reinsurance segment now only consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. Our AmTrust Reinsurance segment includes the run-off of all business ceded by AmTrust to Maiden Reinsurance, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. Please refer to Item 1. "Business - Our Reportable Segments" section for further discussion on our reportable segments.
Recent Developments
Since the third quarter of 2018, we have engaged in a series of strategic measures that have dramatically reduced the required regulatory capital needed to operate our business, materially strengthened our solvency ratios, re-domiciled Maiden Reinsurance to Vermont in the U.S. and ceased active reinsurance underwriting. During that time, we significantly increased our estimate of ultimate losses and loss reserves while purchasing reinsurance protection against further loss reserve volatility and as a result, have improved the ultimate economic value of the Company. We believe these measures have given the Company the ability to more flexibly allocate capital to those activities most likely to produce the greatest returns for shareholders.
The measures we have taken were initiated in early 2018, when our Board of Directors initiated a Strategic Review to evaluate ways to increase shareholder value after a period of continuing higher than targeted combined ratios and lower returns on equity than planned. This Strategic Review has resulted in a series of transactions that have transformed our operations and materially reduced the risk on our balance sheet. These transactions include:
On August 29, 2018, we entered into a Renewal Rights Agreement with TransRe, pursuant to which we sold, and TransRe purchased Maiden US's rights to: (i) renew its treaty reinsurance agreements upon their expiration or cancellation, (ii) solicit renewals of and replacement coverages for the treaty reinsurance agreements and (iii) replicate and use the products and contract forms used in Maiden US’s business. The payment received for sale of the Renewal Rights was $7.5 million, subject to potential additional amounts payable in the future in accordance with the agreement but no additional amounts to the fee have been recognized to date.

On December 27, 2018, we completed the U.S. Sale Agreement with Enstar U.S., pursuant to which Maiden NA sold Maiden US for gross consideration of $286.4 million. Also, pursuant to the terms of the U.S. Sale Agreement, Maiden Reinsurance entered into a novation agreement and a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were either novated or retroceded to Cavello, Enstar U.S.’s Bermuda reinsurance affiliate, in exchange for a ceding commission of $14.0 million.
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
Effective January 1, 2019, Maiden Reinsurance and AII amended the AmTrust Quota Share. The Partial Termination Amendment provided for the cut-off of the ongoing and unearned premium of AmTrust’s Small Commercial Business and U.S. Specialty Risk and Extended Warranty business as of December 31, 2018, with the remainder of the AmTrust Quota Share remaining in place. The Partial Termination Amendment resulted in Maiden Reinsurance returning approximately $648.0 million in unearned premium to AII, or approximately $436.8 million net of applicable ceding commission and brokerage.
On January 30, 2019, Maiden Reinsurance and AmTrust agreed to terminate on a run-off basis effective January 1, 2019 (i) the remaining business under the AmTrust Quota Share with AII; and (ii) the European Hospital Liability Quota Share with AEL and AIU DAC. The Company has no exposure to European Hospital Liability business after January 1, 2020 and all prior policies were written on a claims-made basis.
Effective as of July 31, 2019, Maiden Reinsurance and AII entered into a Commutation and Release Agreement which provided for AII to re-assume all reserves ceded by AII to Maiden Reinsurance related to: (a) all losses incurred in Accident Year 2017 and Accident Year 2018 under Commuted California Business; and (b) all losses incurred in Accident Year 2018 under Commuted New York Business in exchange for the release and full discharge of Maiden Reinsurance of all of its obligations to AII with respect to the Commuted Business. The Commuted Business excludes any business classified by AII as Specialty Program or Specialty Risk business. AII and Maiden Reinsurance agreed that the Commuted Business shall be discharged by Maiden Reinsurance's transfer of cash and invested assets in the amount of $312.8 million which is the sum of the net ceded reserves in the amount of $330.7 million with respect to the Commuted Business as of December 31, 2018 less payments in the amount of $17.9 million made by Maiden Reinsurance with respect to the Commuted Business from January 1, 2019 through July 31, 2019. Settlement of the Commutation Payment occurred on August 12, 2019 and Maiden Reinsurance paid AII approximately $6.3 million in interest related to the Commutation Payment calculated at the rate of 3.30% per annum from January 1, 2019 through August 12, 2019. Maiden Reinsurance received a no objection letter from the BMA regarding the Commutation and Release Agreement. AII and Maiden Reinsurance also agreed that, as of July 31, 2019, the AmTrust Quota Share shall be deemed amended as applicable so that the Commuted Business is no longer included as part of the Covered Business under the AmTrust Quota Share.
Effective on July 31, 2019, Maiden Reinsurance entered into the LPT/ADC Agreement with Enstar pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of an approximately $2.2 billion retention, up to $600.0 million in exchange for a retrocession premium of $445.0 million. The $2.2 billion retention will be subject to adjustment for paid losses subsequent to December 31, 2018. The LPT/ADC Agreement provides Maiden Reinsurance with $155.0 million in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and therefore has been accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445.0 million would result in a deferred gain which will be recognized over the settlement period in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. At December 31, 2019, the deferred gain liability recognized for retroactive reinsurance under the LPT/ADC Agreement was approximately $113.0 million. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
Effective March 16, 2020, we re-domesticated our principal operating subsidiary, Maiden Reinsurance, to the State of Vermont in the U.S. Filings had previously been made with the Vermont DFR, the Vermont Secretary of State as well as with the BMA to provide notice of the Company's intent to re-domicile from Bermuda. Maiden Reinsurance is now subject to the statutes and regulations of Vermont in the ordinary course of business. We determined that re-domesticating Maiden Reinsurance to Vermont enables us to better align our capital and resources with our liabilities, which originate mostly in the U.S., resulting in a more efficient structure.The re-domestication, in combination with the transactions completed pursuant to the Strategic Review, will continue to strengthen the Company’s capital position and solvency ratios. The re-domestication does not apply to Maiden Holdings, which will remain a Bermuda-based holding company. Securities issued by Maiden Holdings are not affected by the re-domestication of Maiden Reinsurance.
As part of the Strategic Review during the fourth quarter of 2018, Maiden Holdings contributed as capital 35% of its ownership in Maiden Reinsurance to Maiden NA. Additionally, the proceeds of the sale of Maiden US were partially used by Maiden NA, among other things, to settle inter-company balances due to its Bermuda affiliates and as described below. In December 2018 and January 2019, Maiden NA contributed its proportionate share of capital contributions in the aggregate amount of $68.3 million in cash. Maiden NA also now maintains a portfolio of cash and other short-term investments of $27.0 million, along with other strategic investments of $26.9 million at December 31, 2019. We believe Maiden NA’s investments will create opportunities to utilize NOL which total $222.5 million as of December 31, 2019. These NOLs are not presently recognized as deferred tax assets as a full valuation allowance is currently carried against them (for further details please see "Note 16. Taxation" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10–K). Taken together, we believe these measures should generate additional income for Maiden NA in a tax-efficient manner, while sharing in the improvement in profitability anticipated in Maiden Reinsurance as a result of the measures enacted in the Strategic Review.
Capital Transactions
On October 25, 2019, the Company transferred the listing of its common shares from the NASDAQ Global Select Market to the NASDAQ Capital Market. The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Select Market and listed companies must meet certain financial requirements and comply with the NASDAQ corporate governance requirements. The Company’s common shares continue to trade under the symbol “MHLD”.
There were no other capital transactions during 2018 and 2019.
2019 Financial Highlights

For the Year Ended December 31,	2019	2018	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net loss from continuing operations	$(109,362)	$(450,292)	$340,930
Loss from discontinued operations, net of income tax	(22,541)	(94,113)	71,572
Net loss	(131,903)	(544,405)	412,502
Net loss - to Maiden common shareholders	(131,903)	(570,260)	438,357
Basic and diluted loss per common share:
Net loss - Maiden common shareholders(2)(9)	(1.59)	(6.87)	5.28
Dividends per common share	—	0.35	(0.35)
Gross premiums written	(528,593)	2,017,798	(2,546,391)
Net premiums earned	447,762	2,026,202	(1,578,440)
Underwriting loss(3)	(183,753)	(520,219)	336,466
Net investment income	97,837	136,285	(38,448)
Combined ratio(4)	148.6%	127.7%	20.9
Non-GAAP measures:
Non-GAAP operating loss(1)	$(26,514)	$(466,062)	$439,548
Basic and diluted loss per common share:
Non-GAAP operating loss - Maiden common shareholders(1)(9)	(0.32)	(5.61)	5.29
Non-GAAP combined ratio(11)	123.5%	127.7%	(4.2)
Non-GAAP operating return on average common shareholders' equity(1)	(40.2)%	(108.8)%	68.6

At December 31,	2019	2018	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(5)	$1,974,544	$4,421,954	$(2,447,410)
Total assets	3,568,196	5,287,460	(1,719,264)
Reserve for loss and LAE	2,439,907	3,126,134	(686,227)
Senior notes - principal amount	262,500	262,500	—
Maiden common shareholders' equity	42,718	89,275	(46,557)
Maiden shareholders' equity	507,718	554,275	(46,557)
Total capital resources(6)	770,218	816,775	(46,557)
Ratio of debt to total capital resources(13)	34.1%	32.1%	2.0

Book Value calculations:
Book value per common share(7)	$0.51	$1.08	$(0.57)
Accumulated dividends per common share	4.27	4.27	—
Book value per common share plus accumulated dividends	$4.78	$5.35	$(0.57)
Change in book value per common share plus accumulated dividends	(10.7)%

Diluted book value per common share(8)	$0.50	$1.08	$(0.58)
Non-GAAP measures:
Adjusted book value per common share(10)	$1.87	$1.08	$0.79
Adjusted Maiden shareholders' equity(12)	620,668	554,275	66,393
Adjusted total capital resources(12)	883,168	816,775	66,393
Ratio of debt to adjusted total capital resources(14)	29.7%	32.1%	(2.4)

(1)
Non-GAAP operating loss, non-GAAP operating loss per common share and non-GAAP operating return on average common equity are non-GAAP financial measures. Please see "Key Financial Measures" for additional information and a reconciliation to the nearest U.S. GAAP financial measure of net (loss) income.

(2)
Please refer to "Notes to Consolidated Financial Statements - Note 12. Earnings per Common Share" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for the calculation of basic and diluted (loss) earnings per common share.

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

(12)
Adjusted Maiden shareholders' equity and adjusted total capital resources are calculated by adding the unamortized deferred gain on retroactive reinsurance to the GAAP Maiden shareholders' equity and GAAP total capital resources, respectively. The deferred gain arises from the LPT/ADC Agreement relating to losses from the AmTrust Quota Share. Under U.S. GAAP, the deferred gain shall be amortized over the estimated remaining settlement period. See "Key Financial Measures" for additional information.

(13)	Ratio of debt to total capital resources is calculated using the total principal amount of debt divided by the sum of total capital resources.

(14)	Ratio of debt to adjusted total capital resources is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources.

Key Financial Measures
Revenues
We historically derived the majority of our revenues from premiums on reinsurance contracts, net of any reinsurance or retrocessional coverage purchased and to a minor extent from premiums from insurance policies. Reinsurance premiums are a function of the amount and types of policies and contracts we write, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, are known.
As a result of the significant strategic transactions implemented during 2018 and 2019, our gross and net premiums written will continue to be materially lower going forward and our net investment income will increasingly become a significantly larger portion of our total revenues compared to prior periods.
The Company's revenues also include fee income as well as income generated from our investment portfolio. The Company's investment portfolio is comprised of fixed maturity investments held as AFS and other investments. In accordance with U.S. GAAP, our fixed maturity investments are carried at fair market value and any unrealized gains and losses are excluded from earnings in accumulated other comprehensive income ("AOCI") as a separate component of shareholders' equity. If unrealized losses are considered to be other-than-temporarily impaired due to a credit-related event, such impairment losses are recognized within earnings as a realized loss under total other-than-temporary impairment losses. Other investments in limited partnerships and start-up insurance entities are carried at fair market value with any unrealized gains or losses included in earnings under net realized gains (losses) on investment. Our investments made by special purpose vehicles focused on lending activities are carried at cost. Any indication of impairment is recognized in income.
Expenses
Our expenses currently consist largely of net loss and LAE, commission and other acquisition expenses, general and administrative expenses, interest and amortization expenses, foreign exchange and other gains or losses, the latter of which includes on a non-recurring basis any gains or losses from the disposal of subsidiaries.
Net loss and LAE has three main components: (1) losses paid, which are actual cash payments to insureds, net of recoveries from reinsurers; (2) change in outstanding loss or case reserves, which represent cedants' best estimate of the likely settlement amount for known claims, less the portion that can be recovered from reinsurers; and (3) change in IBNR reserves, which we establish to respond to changes in the values of claims that have been reported to us but are not yet settled, as well as claims that have occurred but have not yet been reported to us. The portion recoverable from reinsurers is deducted from the gross estimated loss.
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
General and administrative expenses include personnel expenses (including share-based compensation expense), rent expenses, legal and professional fees, information technology costs and other general operating expenses. General and administrative expenses are allocated to the reportable segments on an actual basis except salaries and benefits where management’s judgment is applied; however general corporate expenses are not allocated to the segments.
Non-GAAP Financial Measures
In addition to the Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income, management uses certain key financial measures, some of which are non-GAAP measures, to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The non-GAAP measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of some of these key financial measures including the reconciliation of non-GAAP measures to the nearest GAAP measure and relevant discussions are found within Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 64. These key financial measures are:
Non-GAAP operating loss and non-GAAP diluted operating loss per common share: Management believes that the use of non-GAAP operating loss and non-GAAP diluted operating loss per share enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how management analyzes performance. Management also believes that these measures generally follow industry practice and, therefore, allow the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. Non-GAAP operating loss should not be viewed as a substitute for U.S. GAAP net loss.
Non-GAAP operating loss is an internal performance measure used by management that focuses on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) total other-than-temporary impairment losses; (3) foreign exchange gains or losses; (4) loss and related activity from our NGHC Quota Share run-off operations; and (5) the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain. It also excludes on a non-recurring basis: (1) loss from discontinued operations, net of income tax; and (2) separation costs incurred due to retirement of former executives. We exclude net realized gains or losses on investment, other-than-temporary impairment losses and foreign exchange gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe results from our commuted NGHC Quota Share run-off operations, results from our discontinued operations, separation costs paid to our former executives and ceded risks under retroactive reinsurance agreements are representative of our ongoing and future business. We believe all of these amounts are largely independent of our business and any potential future underwriting process and including them distorts the analysis of trends in our operations.
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
Combined ratio is commonly used in the insurance and reinsurance industry in conjunction with underwriting income (loss) as a measure of underwriting profitability. Management measures underwriting results on an overall basis and for each segment on the basis of the combined ratio. The combined ratio is the sum of the net loss and LAE ratio and the expense ratio and the computations of each component are described below. A combined ratio under 100% indicates underwriting profitability, as the net loss and LAE, commission and other acquisition expenses and general and administrative expenses are less than the net premiums earned and other insurance revenue on that business. Please refer to "Notes to Consolidated Financial Statements - Note 3. Segment Reporting" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further details.
While an important metric of success, underwriting loss and combined ratio do not reflect all components of profitability, as they do not recognize the impact of investment income earned on premiums between the time premiums are received and the time loss payments are ultimately paid to clients. Because we do not manage our cash and investments by segment, investment income and interest expense are not allocated to the reportable segments. Certain general and administrative expenses are generally allocated to segments based on actual costs incurred.
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
Book Value per Common Share and Diluted Book Value per Common Share: Book value per common share and diluted book value per common share are non-GAAP measures. Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net loss and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio, as well as share repurchases.
Ratio of Debt to Total Capital Resources: Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of total capital resources.
Non-GAAP underwriting income (loss), Non-GAAP loss and LAE ratio, and Non-GAAP combined ratio: Management has further adjusted underwriting loss, as defined above, as well as the reported loss and LAE ratios and reported combined ratios by recognizing into income the unamortized deferred gain arising from the LPT/ADC Agreement. The deferred gain represents amounts fully recoverable from Cavello and management believes adjusting for this shows the ultimate economic benefit of the LPT/ADC Agreement on Maiden's underwriting income (loss). We believe reflecting the economic benefit of this retroactive reinsurance agreement is helpful for understanding future trends in our operations.
Adjusted Total Maiden Shareholders' Equity, Adjusted Total Capital Resources, Ratio of debt to Adjusted Total Capital Resources and Adjusted Book Value per Common Share: Management has adjusted GAAP Maiden shareholders' equity by adding the unamortized deferred gain on retroactive reinsurance arising from the LPT/ADC Agreement to Maiden shareholders' equity. As a result, by virtue of this adjustment, management has also adjusted Total Capital Resources and computed the Ratio of debt to Adjusted Capital Resources and Adjusted Book Value per Common Share. The deferred gain represents amounts fully recoverable from Cavello and management believes adjusting for this shows the ultimate economic benefit of the LPT/ADC Agreement. We believe reflecting the economic benefit of this retroactive reinsurance agreement is helpful for understanding future trends in our operations, which will improve Maiden shareholders' equity over the settlement period.

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
Because a significant amount of time can elapse, particularly on longer-tail lines of business written on an excess of loss basis, between the assumption of risk, the occurrence of a loss event, the reporting of the event to an insurance company (the primary company or the cedant), the subsequent reporting to the reinsurance company ("the reinsurer") and the ultimate payment of the claim on the loss event by the reinsurer, the Company’s liability for unpaid loss and LAE ("loss reserves") is based largely upon estimates. The Company categorizes loss reserves into two types of reserves: reported outstanding loss reserves ("case reserves") and IBNR reserves. Case reserves represent, for each individual claim, an estimate of unpaid losses, either by the Company’s cedants or the Company’s claims handling professionals, and recorded by the Company. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves. The Company updates its estimates for each of the aforementioned categories primarily on a quarterly basis using information received from its cedants.
For excess of loss treaties, cedants generally are required to report losses that either (i) exceed 50% of their retention; or (ii) have a reasonable probability of exceeding the retention; or (iii) meet defined reporting criteria. All excess of loss reinsurance claims that are reserved are reviewed on a periodic basis. In addition, reserves for loss and LAE are reviewed every quarter for each cedant. For proportional treaties, cedants are required to give a periodic statement of account, generally monthly or quarterly. These periodic statements typically include information regarding premiums written, premiums earned, unearned premiums, ceding commissions, brokerage amounts, applicable taxes, paid losses and reported outstanding losses. They can be submitted up to ninety days after the close of the reporting period. Some proportional treaties have specific language requiring earlier notice of serious claims.
For all lines, the Company’s objective is to reasonably estimate ultimate loss and LAE. Total loss reserves are then calculated by subtracting losses paid. Similarly, IBNR reserves are calculated by subtracting case reserves from total loss reserves. IBNR is the estimated liability for: (1) changes in the values of claims that have been reported to us but are not yet settled; (2) claims that have occurred but have not yet been reported; and (3) claims that are closed but subsequently reopened. Each claim is settled individually based upon its merits, and particularly for longer-tailed lines of business, it is not unusual for a claim to take several years after being initially reported to be settled and paid, especially if legal action is involved. These claims may also require changes in anticipated future payments due to changes in medical conditions or changes in expected inflationary pressures. As a result, the reserve for loss and LAE includes significant estimates for IBNR reserves.
The reserve for IBNR is generally estimated by management based on various factors, including actuarial analysis and actual loss experience to date. Our actuaries employ standard actuarial methodologies to determine estimated ultimate loss reserves.
In selecting management's best estimate of loss and LAE reserves, we consider the range of results produced by many actuarial methods and the appropriateness of those estimates. These actuarial methodologies are described in "Notes to Consolidated Financial Statements - Note 9. Reserve for Loss and Loss Adjustment Expenses" included under Item 8 "Financial Statement and Supplementary Data".
The reserve for loss and LAE at December 31, 2019 and 2018 was as follows:

December 31,	2019	2018
	($ in thousands)
Reserve for reported loss and LAE	$1,271,358	$1,619,776
Reserve for losses incurred but not reported	1,168,549	1,506,358
Reserve for loss and LAE	$2,439,907	$3,126,134

The loss reserves in the table above exclude the impact of the LPT/ADC Agreement. While management believes that our case reserves and IBNR are sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. The analysis of the appropriateness of the reserve for IBNR is reviewed quarterly, with adjustments made as appropriate. To the extent that actual reported losses exceed expected losses, the carried estimate of the ultimate losses may be increased (i.e. unfavorable reserve development), and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses may be reduced (i.e. favorable reserve development). We record any changes in our loss reserve estimates and the related reinsurance recoverable in the periods in which they are determined. Reinsurance recoverable on unpaid losses under the LPT/ADC Agreement are recorded as a deferred gain on retroactive reinsurance on the Consolidated Balance Sheet which represents the cumulative adverse development under the AmTrust Quota Share covered under the LPT/ADC Agreement at December 31, 2019. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we reasonably expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. In addition, the relatively long periods between when a loss occurs and when it may be reported to our claims department for our casualty reinsurance lines of business also increase the uncertainties of reserve estimates in such lines.
With the guidance of the methods described in "Notes to Consolidated Financial Statements - Note 9. Reserve for Loss and Loss Adjustment Expenses" included under Item 8 "Financial Statement and Supplementary Data" of this Annual Report Form 10-K, actuarial judgment is applied in the determination of ultimate losses. In general, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, differing methods are utilized to estimate loss and LAE reserves within each segment.
In our Diversified Reinsurance segment, we have books of business that have been in runoff for several years, as well as books of business that have been underwritten only during the last few years. In general, we utilize the Expected Loss Ratio ("ELR") approach at the onset of reserving an account, the Bornhuetter-Ferguson ("BF") method for business with less but maturing loss experience, and then, as the experience matures, the Loss Development ("LD") method is utilized. The runoff book of business primarily uses the LD method due to its maturity and the amount of experience which has emerged over the years. For proportional business, the Company relies heavily on the actual contract experience, whereas for excess of loss business, there will be more usage of industry and/or Company specific benchmark assumptions in the reserving process.
The Company underwrote the AmTrust Reinsurance segment from July 1, 2007 until the Final AmTrust QS Terminations effective January 1, 2019. A large portion of the exposure in the underlying book of business has significant seasoning, and allows for a significant amount of credibility in using parameters derived from historical experience to calculate reserve estimates. Some segments of the book are a result of recent acquisitions or newer markets for AmTrust. These segments require a greater level of assumptions and professional judgment in deriving reserve levels, which inherently implies a wider range of reasonable estimates. In addition, changes to case reserving and claims settlement practices by AmTrust have required the use of methods which adjust historical paid and incurred losses to reflect the current basis. As a result, we have tended to rely on a weighted approach which primarily employs the LD method for aspects of the segment with ample historical data, while also considering the ELR or BF method for exposure resulting from recent acquisitions, or a relative business with a more limited level of experience. The LD method can also be based on AmTrust specific historical information, historical information adjusted to current levels, or information derived from industry sources, with actuarial judgment being used as to the credibility weighting employed. The Frequency-Severity ("FS") method is also considered for segments of the AmTrust book for which claim count information is available. The Company’s actuarial analysis of this book of business is more refined in that it utilizes a combination of quarterly and annual data instead of contract period data in totality. Additional data detailing items such as the class of business, state of occurrence, claim counts, and the frequency and severity of claims is available in many instances, further enhancing the loss reserve analysis.
Significant Assumptions Employed in the Estimation of Reserve for Loss and Loss Adjustment Expenses: The most significant assumptions used at December 31, 2019 to estimate the reserve for loss and LAE within our reporting segments are as follows:

•	the information developed from internal and independent external sources can be used to develop meaningful estimates of the likely future performance of business bound by the Company;

•
the loss and exposure information provided by ceding companies, insureds and brokers in support of their reinsurance submissions have been used by the Company's pricing actuaries to derive meaningful estimates of the likely future performance of business bound with respect to each contract and policy;

•	historic loss development and trend experience may be used to predict future loss development and trends;

•	no significant emergence of losses or types of losses that are not represented in the information supplied to the Company by its brokers, ceding companies and insureds will occur; and

•	the Company is able to identify and properly adjust for changes to case reserving and claims settlement rates in the underlying data.
The five assumptions above most significantly influence the Company’s determination of initial expected loss ratios and expected loss reporting and payment patterns that are the key inputs which impact potential variability in the estimate of the reserve for loss and LAE and are applicable to each of the Company’s business segments. These factors are combined with the actuarial judgment exercised by our reserving actuaries, and validated by the external review of our reserving levels. While there can be no assurance that any of the above assumptions will prove to be correct, we believe that this process represents a realistic and appropriate basis for estimating the reserve for loss and LAE. Loss emergence factors and expected loss ratios used in the reserving process are based on a blend of our own direct experience, cedant experience and industry benchmarks, when appropriate. The benchmarks selected were those that we believe are most similar to our underwriting business.
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
The inherent uncertainty of estimating the Company’s reserve for loss and LAE increases principally due to:

•	the lag in time between the time claims are initially reported to the ceding company and the time they are ultimately reported through one or more reinsurance broker intermediaries to the Company;

•	the differing case reserving practices among ceding companies;

•	changes to characteristics of a claim over time, such as future medical needs or assessment of liability;

•	the diversity of loss development patterns among different types of reinsurance treaties or contracts; and

•
the Company’s need to rely on its ceding companies for loss information, which also exposes the Company to changes in the reserving philosophy of the ceding company and the adequacy of its underlying case reserves.

To verify the accuracy and completeness of the information provided to us by our ceding company counterparties, the Company’s actuaries, accountants and claims personnel perform claims reviews, and at times also accounting and financial audits, of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported loss and LAE do not comport with the terms of the contract held with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. At December 31, 2019, the Company was not involved in any material claims litigation or arbitration proceedings.
Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and LAE reserve estimates. At December 31, 2019, there were no significant backlogs related to the processing of policy or contract information in any of our reporting segments.
The Company assumes in its loss and LAE reserving process that, on average, the time period between the recording of expected losses and the reporting of actual losses are predictable when measured in the aggregate and over time. The time period over which all losses are expected to be reported to the Company varies significantly by line of business. This period can range from a few quarters for some lines, such as property, to many years for some casualty lines of business. To the extent that actual reported losses are reported more quickly or more slowly than expected, the Company may adjust its estimate of ultimate loss accordingly.
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
Our estimate of loss reserves has changed materially for the years ended December 31, 2019 and 2018. The change in the loss reserve estimate from the prior year is referred to as Prior Year Development ("PPD"). We experienced adverse PPD of $112.5 million and $403.2 million for the years ended December 31, 2019 and 2018, respectively, incurred primarily within the AmTrust Reinsurance segment. Please refer to “Notes to Consolidated Financial Statements - Note 9. Reserve for Loss and Loss Adjustment Expenses” included under Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for further details.
The Company creates a statistical distribution around the estimate of reserve for loss and LAE based on an assumption of the volatility inherent in the estimate. The assumption of volatility is primarily based on parameters underlying the BSCR model. With the re-domestication of Maiden Reinsurance to Vermont effective March 16, 2020, we anticipate utilizing a different model in future years. This model may have lesser or greater volatility than the BSCR model. The coefficient of variation of the underlying distribution of reserves has not changed since December 31, 2018. Due to significant adverse PPD for the years ended December 31, 2018 and 2017, the expected range of reasonable reserves was widened at December 31, 2018 to one full standard deviation from the mean of the statistical distribution, as the uncertainty inherent in the reserve estimate has surpassed previous expectations. Despite additional adverse PPD for the year ended December 31, 2019, no changes were made in this variable for our estimate as of December 31, 2019.The range of reasonable reserves remains one full standard deviation from the mean at December 31, 2019, although the dollars represented by the range have declined commensurately with the underlying reserves.
Based on this reasonable range of reserves, our required reserves after reinsurance recoverable could increase by approximately $196.4 million, or 8.3%, of our consolidated net loss and LAE reserves excluding the impact of the LPT/ADC Agreement. If the LPT/ADC Agreement were to be considered, the variance in our required reserves would decrease to $154.4 million, or 8.5% of our consolidated net loss and LAE reserves.
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
Contracts and policies written on a "losses occurring" basis cover claims that may occur during the term of the contract or policy, which is typically twelve months. Accordingly, the premium is earned evenly over the contract term. Contracts which are written on a "risks attaching" basis cover claims from all underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a twenty-four-month period.
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
The Company provides proportional and non-proportional reinsurance coverage to cedants (insurance companies). Cedants' actual premiums are unknown at the time they enter into reinsurance agreement so treaties are based upon estimates of those premiums at the time the treaties are written and are typically adjusted as premiums are known. Reporting delays are inherent in the reinsurance industry and vary in length by type of treaty. As delays can vary from a few weeks to a year or sometimes longer, the Company produces accounting estimates to report premiums and commission and other acquisition expenses until it receives the cedants’ actual results. Under proportional treaties, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedants' acquisition expenses. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition expenses are not known at the inception of the treaty and must be estimated until the cedant reports its actual results to the Company. Under non-proportional treaties, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a deposit or minimum premium, which is subject to adjustment depending on the premium volume written by the cedant.
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
Assessing whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk, we account for the contract as a deposit liability rather than a premium written.
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
Fair Value of Financial Instruments
Please refer to "Notes to Consolidated Financial Statements - Note 5. Fair Value of Financial Instruments" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K on page F-26 for a discussion on the fair value methodology and valuation techniques used by the Company to determine the fair value of the financial instruments held at December 31, 2019 and 2018.
Other-Than-Temporary Impairment ("OTTI") of Investments
Please refer to "Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K on page F-12 for a discussion on the OTTI evaluation performed by the Company. For the year ended December 31, 2019, the Company recognized $0.2 million of OTTI losses in its results of operation (2018 - $5.8 million). Please refer to "Notes to Consolidated Financial Statements - Note 4. Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K on page F-21 for further details.

Results of Operations
The following table sets forth our selected Consolidated Statement of Income data for each of the years indicated:

For the Year Ended December 31,	2019	2018
	($ in thousands)
Gross premiums written	$(528,593)	$2,017,798
Net premiums written	$(531,850)	$2,014,597
Net premiums earned	$447,762	$2,026,202
Other insurance revenue	2,841	9,681
Net loss and LAE	(452,829)	(1,880,121)
Commission and other acquisition expenses	(169,760)	(654,740)
General and administrative expenses(1)	(11,767)	(21,241)
Underwriting loss(2)	(183,753)	(520,219)
Other general and administrative expenses(1)	(35,451)	(43,699)
Net investment income	97,837	136,285
Net realized gains (losses) on investment	27,860	(1,529)
Total other-than-temporary impairment losses	(165)	(5,832)
Foreign exchange and other gains	2,719	4,461
Interest and amortization expenses	(19,320)	(19,318)
Income tax benefit (expense)	911	(441)
Net loss from continuing operations	(109,362)	(450,292)
Loss from discontinued operations, net of income tax	(22,541)	(94,113)
Income attributable to noncontrolling interests	—	(219)
Dividends on preference shares	—	(25,636)
Net loss attributable to Maiden common shareholders	$(131,903)	$(570,260)

Ratios
Net loss and LAE ratio(3)	100.5%	92.3%
Commission and other acquisition expense ratio(4)	37.6%	32.2%
General and administrative expense ratio(5)	10.5%	3.2%
Expense ratio(6)	48.1%	35.4%
Combined ratio(7)	148.6%	127.7%

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

The discussion below is a comparison of our operating results for the years ended December 31, 2019 and 2018:
Net Loss
Net loss attributable to Maiden common shareholders for the year ended December 31, 2019 was $131.9 million compared to net loss attributable to Maiden common shareholders of $570.3 million for the same period in 2018. The net improvement in results for the year ended December 31, 2019 compared to the same period in 2018 was primarily due to the following:

•	net loss from continuing operations of $109.4 million compared to net loss from continuing operations of $450.3 million for the same period in 2018 largely due to the following factors:

•
underwriting loss of $183.8 million compared to underwriting loss of $520.2 million during the year ended December 31, 2018 which resulted in a combined ratio of 148.6% compared to 127.7% in the prior period. The reduction in the underwriting loss and the increased combined ratio was principally due to the impact of:

◦
adverse prior year loss development of $112.5 million or 25.0 percentage points in 2019 compared to $403.2 million or 19.8 percentage points for the same period in 2018 incurred primarily within the AmTrust Reinsurance segment for each respective period. The adverse development of $112.5 million in 2019 included $113.0 million of losses covered under the LPT/ADC Agreement which has been recorded in the balance sheet as a deferred gain on retroactive reinsurance but will ultimately be recoverable;

◦
higher loss ratios for current year premiums earned during 2019 primarily within the AmTrust Reinsurance segment (which excludes the Terminated Business under the Partial Termination Amendment) which caused significant changes in the mix of business being earned in 2019 compared to 2018 for the remaining in-force business; and

◦
increased ceding commission rates payable which increased by five percentage points for the remaining in-force business immediately prior to January 1, 2019 (excluding Terminated Business) and related unearned premium as of January 1, 2019 under the Partial Termination Amendment with AmTrust (impact of approximately $18.7 million).

•
realized gains on investment of $27.9 million for the year ended December 31, 2019 compared to realized losses of $1.5 million for the same period in 2018 and impairment losses in investments of $0.2 million for the year ended December 31, 2019 compared to $5.8 million in 2018.

•
net loss from discontinued operations of $22.5 million compared to a net loss from discontinued operations of $94.1 million in 2018 primarily as a result of the Settlement and Commutation Agreement entered into between the Company and Enstar on July 31, 2019 which caused a net additional loss of $16.7 million to be recognized. The 2018 loss from discontinued operations included the impairment of goodwill and intangible assets of $74.2 million that was recognized due to the sale of Maiden US partly offset by the proceeds of the sale of the Renewal Rights of $7.5 million; and

•
no dividends were paid to preference shareholders during the year ended December 31, 2019 compared to $25.6 million of dividends paid in 2018. Our Board of Directors have not declared dividends on any of our Preference Shares since the fourth quarter of 2018.

Net Premiums Written
The table below compares net premiums written by our reportable segments, reconciled to the total consolidated net premiums written, for the years ended December 31, 2019 and 2018:

For the Year Ended December 31,	2019		2018		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$49,151	(9.3)%	$129,319	6.4%	$(80,168)	(62.0)%
AmTrust Reinsurance	(581,001)	109.3%	1,885,278	93.6%	(2,466,279)	(130.8)%
Total	$(531,850)	100.0%	$2,014,597	100.0%	$(2,546,447)	(126.4)%
Net premiums written for the year ended December 31, 2019 decreased significantly compared to 2018 due to the following:

•
Premiums written in the Diversified Reinsurance segment decreased by $80.2 million or 62.0% due to non-renewals in our European Capital Solutions business combined with lower premiums written in German Auto programs within our IIS business; and

•
Premiums written in the AmTrust Reinsurance segment decreased significantly due to the termination of both the AmTrust Quota Share and the European Hospital Liability Quota Share effective January 1, 2019, therefore no new business has been written in this segment during 2019. The negative premiums written for the AmTrust Reinsurance segment are primarily the result of the Partial Termination Amendment resulted in Maiden Reinsurance returning approximately $648.0 million in unearned premium to AII, or $436.8 million net of applicable ceding commission and brokerage.

Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.

Net Premiums Earned
Net premiums earned decreased by $1.6 billion or 77.9% for the year ended December 31, 2019 compared to the same period in 2018. The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the years ended December 31, 2019 and 2018:

For the Year Ended December 31,	2019		2018		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$83,691	18.7%	$112,487	5.5%	$(28,796)	(25.6)%
AmTrust Reinsurance	364,071	81.3%	1,913,715	94.5%	(1,549,644)	(81.0)%
Total	$447,762	100.0%	$2,026,202	100.0%	$(1,578,440)	(77.9)%
Net premiums earned in the AmTrust Reinsurance segment for the year ended December 31, 2019 decreased by $1.5 billion or 81.0% compared to 2018 due to the terminations of the AmTrust Quota Share and the European Hospital Liability Quota Share effective January 1, 2019. Please refer to the analysis of our AmTrust Reinsurance segment on page 51 for further discussion.
Net premiums earned in our Diversified Reinsurance segment for the year ended December 31, 2019 decreased by $28.8 million or 25.6% compared to the same period in 2018 driven by reductions in the quota share for German Auto Programs within our IIS business caused by a lower quota share cession percentage which declined from 65% in 2018 to 50% in 2019. Please refer to the analysis of our Diversified Reinsurance segment on page 50 for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to the analysis of our Diversified Reinsurance segment on page 50 for further discussion.
Net Investment Income, Net Realized Gains on Investment and Net Impairment Losses Recognized in Earnings
Net investment income decreased by $38.4 million or 28.2% compared to 2018, primarily due to the decline in average investable assets of 11.5%. The decline in investable assets is due to the lack of active reinsurance underwriting which has materially reduced our revenues and is responsible for significant negative operating cash flows as we run-off our existing reinsurance liabilities. This was also driven by the decline in average book yields to 2.7% for the year ended December 31, 2019 compared to 3.3% in 2018.
The following table details the Company's average investable assets and average book yield for the year ended December 31, 2019 compared to the same period in 2018:

For the Year Ended December 31,	2019	2018
	($ in thousands)
Average investable assets(1)	$3,679,285	$4,158,154
Average book yield(2)	2.7%	3.3%

(1)	The average of our total investments, cash, restricted cash and cash equivalents, funds withheld and loan to related party held during the year.

(2)	Ratio of net investment income over average investable assets at fair value.
Net Realized Gains on Investment - Net realized gains on investment were $27.9 million for the year ended December 31, 2019, compared to net realized losses on investment of $1.5 million for the same period in 2018. The realized gains for the year ended December 31, 2019 were primarily driven by sales of fixed maturities during the second quarter of 2019 in anticipation of completing and funding the LPT/ADC Agreement with Enstar as well as sales of fixed maturities during the third quarter of 2019 for the settlement of the Commutation Payment to AmTrust.
Net Impairment Losses Recognized in Earnings - The Company recognized $0.2 million of OTTI losses in earnings for the year ended December 31, 2019 compared to $5.8 million for the year ended December 31, 2018.
Net Loss and Loss Adjustment Expenses
Net loss and LAE decreased by $1.4 billion, or 75.9%, during the year ended December 31, 2019 compared to the same period in 2018 largely due to the termination of the AmTrust Quota Share and European Hospital Liability Quota Share agreements and Commutation and Release Agreement.
The loss ratio was impacted by net adverse prior year reserve development of $112.5 million or 25.0 percentage points during 2019 compared to $403.2 million or 19.8 percentage points during 2018. This development, which is discussed in greater detail in the individual segment discussion and analysis, was primarily in our AmTrust Reinsurance segment where significant reserve strengthening occurred in both respective periods. The adverse development of $112.5 million in 2019 included $113.0 million of losses covered under the LPT/ADC Agreement that has been recorded in the Consolidated Balance Sheet as a deferred gain on retroactive reinsurance but will ultimately be recoverable.
The net loss and LAE ratio increased to 100.5% for the year ended December 31, 2019 compared to 92.3% for 2018 due to significant reduction in net premiums earned resulting mainly from the termination of the AmTrust Quota Share and European Hospital Liability Quota Share.

Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $485.0 million or 74.1% for the year ended December 31, 2019 compared to 2018 due to significantly lower earned premiums in both of our reportable segments.
Under the Partial Termination Amendment with AmTrust, Maiden Reinsurance agreed to pay five additional percentage points of ceding commission with respect to in-force remaining business (excluding Terminated Business) and related unearned premium over the term of the contract which increased commissions by approximately $18.7 million for the year ended December 31, 2019. As a result, the commission and other acquisition expense ratio increased to 37.6% for the year ended December 31, 2019 compared to 32.2% for 2018 driven by this increase in ceding commission fees payable to AmTrust as of January 1, 2019.
General and Administrative Expenses
General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses comprise:

For the Year Ended December 31,	2019	2018
	($ in thousands)
General and administrative expenses – segments	$11,767	$21,241
General and administrative expenses – corporate	35,451	43,699
Total general and administrative expenses	$47,218	$64,940
Total general and administrative expenses decreased by $17.7 million, or 27.3%, for the year ended December 31, 2019 compared to 2018. The general and administrative expense ratio increased to 10.5% for the years ended December 31, 2019 from 3.2% for the year ended December 31, 2018 as a result of significantly lower earned premiums compared to the prior period due to the Final AmTrust QS Terminations effective January 1, 2019 and non-renewals within our International business in the Diversified Reinsurance segment.
The decreased corporate expenses for the year ended December 31, 2019 compared to 2018 were largely due to significant non-recurring compensation benefits of $5.5 million paid under certain executive separation agreements in 2018, as well as lower salary, benefits and other corporate expenses associated with the Strategic Review and related headcount reductions since late 2018.
Interest and Amortization Expenses
The interest and amortization expenses related to the outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 ("Senior Notes") were $19.3 million for the years ended December 31, 2019 and 2018, respectively. Please refer to "Notes to Consolidated Financial Statements - Note 7 — Long-Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the years ended December 31, 2019 and 2018, respectively.
Foreign Exchange and Other Gains
Net foreign exchange and other gains of $2.7 million during the year ended December 31, 2019 were realized compared to net foreign exchange and other gains of $4.5 million realized in 2018. 2019 included other gains of $4.3 million due to proceeds received from the sale of AVS and its related European subsidiaries to Allianz Partners on January 10, 2019. Excluding the gain of $4.3 million related to the sale of AVS and $0.1 million of other gains, net foreign exchange losses of $1.7 million were realized during the year ended December 31, 2019 due to the impact of the recent weakening of the U.S. dollar on the re-measurement of net loss reserves and related liabilities denominated in British pound and euro.
Net foreign exchange gains of $4.5 million for the year ended December 31, 2018 were primarily attributable to the impact of the strengthening of the U.S. dollar on the re-measurement of net loss reserves and related liabilities mainly denominated in euro and British pound.
Income Tax (Benefit) Expense
The Company recorded an income tax benefit of $0.9 million and an income tax expense of $0.4 million for the years ended December 31, 2019 and 2018, respectively. These amounts relate to income tax incurred on the earnings and income tax benefits generated on the losses of our US and international subsidiaries. The effective rate of income tax was (0.8)% for the year ended December 31, 2019 compared to 0.1% for the year ended December 31, 2018.
Dividends on Preference Shares
For the year ended December 31, 2019, no dividends were paid to preference shareholders compared to $25.6 million of preference share dividends declared and paid for the same period in 2018. Our Board of Directors have not declared any dividends since the fourth quarter of 2018. Please refer to "Notes to Consolidated Financial Statements - Note 13 — Shareholders’ Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further details on our preference shares.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results and associated ratios for our Diversified Reinsurance segment for the years ended December 31, 2019 and 2018 were as follows:

For the Year Ended December 31,	2019	2018
	($ in thousands)
Gross premiums written	$52,408	$131,518
Net premiums written	$49,151	$129,319
Net premiums earned	$83,691	$112,487
Other insurance revenue	2,841	9,681
Net loss and LAE	(49,905)	(71,441)
Commission and other acquisition expenses	(29,898)	(38,749)
General and administrative expenses	(8,872)	(17,396)
Underwriting loss	$(2,143)	$(5,418)
Ratios
Net loss and LAE ratio	57.7%	58.5%
Commission and other acquisition expense ratio	34.5%	31.7%
General and administrative expense ratio	10.3%	14.2%
Expense ratio	44.8%	45.9%
Combined ratio	102.5%	104.4%
The combined ratio for the year ended December 31, 2019 decreased to 102.5% compared to 104.4% in 2018 as discussed in the respective sections on net loss, commissions and administrative expenses below.
Premiums - Gross premiums written decreased by $79.1 million, or 60.2% for the year ended December 31, 2019 compared to 2018 primarily due to non-renewals and terminated contracts pursuant to contractual provisions in our European Capital Solutions business resulting from the downgrade and subsequent withdrawal of Maiden Reinsurance's credit rating; and a lower quota share cession percentage from German auto programs within our IIS business which declined from 65% in 2018 to 50% in 2019.
Net premiums written for the year ended December 31, 2019 decreased by $80.2 million or 62.0% mainly due to non-renewals in our European Capital Solutions business for 2019 and lower net premiums written in our German Auto programs due to a lower quota share percentage as discussed above.
Net premiums earned decreased by $28.8 million, or 25.6%, during the year ended December 31, 2019 compared to the same period in 2018 primarily due to lower earned premiums from German Auto programs caused by lower quota share cessions and non-renewals within our European Capital Solutions business in line with the reasons discussed above.
Other Insurance Revenue - Other insurance revenue, which represents fee income from our IIS business that is not directly associated with premium revenue assumed by the Company as well as other income earned from transitional services relating to the sale of Maiden US, decreased by $6.8 million or 70.7% to $2.8 million for the year ended December 31, 2019 compared to the same period in 2018. This was primarily due to the sale of AVS and its subsidiaries on January 10, 2019 as a substantial portion of our fee income was generated by AVS and its subsidiaries in Germany and Austria through its point of sale producers in select OEM's dealerships.
The table below shows other insurance revenue by source for the years ended December 31, 2019 and 2018:

For the Year Ended December 31,	2019	2018	Change	Change
	($ in thousands)%
International	$1,673	$9,681	$(8,008)	(82.7)%
Other income	1,168	—	1,168	NM
Total Diversified Reinsurance	$2,841	$9,681	$(6,840)	(70.7)%
NM - not meaningful

Net Loss and Loss Adjustment Expenses - Net loss and LAE decreased by $21.5 million, or 30.1%, for the year ended December 31, 2019 compared to 2018. Net loss and LAE ratios were 57.7% and 58.5% for the years ended December 31, 2019 and 2018, respectively. The net loss and LAE ratio decreased by 0.8 points for the year ended December 31, 2019 compared to the same period in 2018. The 2019 loss ratio was impacted by favorable prior year loss development which was $1.5 million or 1.7 percentage points during 2019, compared to the impact of adverse development of $2.3 million or 1.9 percentage points on the loss ratio in 2018. The 2019 development was driven by favorable experience in German Auto programs and facultative reinsurance run-off lines. The 2018 development was due to adverse development in facultative reinsurance run-off lines partially offset by favorable development in International auto programs.
The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be effected by the changes in the mix of business and the impact of the increase in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, as well as the impact on the loss ratio described above, the combined ratio decreased by 1.9 points for the year ended December 31, 2019 compared to 2018.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $8.9 million, or 22.8%, for the year ended December 31, 2019 compared to 2018 primarily due to the decline in earned premiums. The commission and other acquisition expense ratios increased 2.8 percentage points to 34.5% for the year ended December 31, 2019 compared to 31.7% for 2018 primarily due to the change in the mix of pro rata versus excess of loss premiums written during the year. Please refer to the reasons for the changes in the combined ratio discussed in the preceding paragraph.
General and Administrative Expenses - General and administrative expenses decreased by $8.5 million, or 49.0%, for the year ended December 31, 2019 compared to 2018. The general and administrative expense ratio decreased to 10.3% for the year ended December 31, 2019 compared to 14.2% for the year ended December 31, 2018 as a result of the Company's sale of AVS and its subsidiaries on January 10, 2019, which caused lower compensation costs, legal and other professional fees incurred compared to the prior period. The decline in related expenses is in line with decreased other insurance revenue due to the sale of AVS in 2019.
The overall expense ratio (including commission and other acquisition expenses) was 44.8% and 45.9% for the years ended December 31, 2019 and 2018, respectively.
AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $181.3 million for the year ended December 31, 2019 compared to $513.1 million for the year ended December 31, 2018. The underwriting loss was primarily driven by significantly lower earned premiums combined with the impact of significantly higher initial current year loss ratios, and higher commissions paid for premiums earned during the year ended December 31, 2019.
The underwriting results and associated ratios for the AmTrust Reinsurance segment for the years ended December 31, 2019 and 2018 were as follows:

For the Year Ended December 31,	2019	2018
	($ in thousands)
Gross premiums written	$(581,001)	$1,886,280
Net premiums written	$(581,001)	$1,885,278
Net premiums earned	$364,071	$1,913,715
Net loss and LAE	(402,612)	(1,806,995)
Commission and other acquisition expenses	(139,862)	(615,991)
General and administrative expenses	(2,895)	(3,845)
Underwriting loss	$(181,298)	$(513,116)
Ratios
Net loss and LAE ratio	110.6%	94.4%
Commission and other acquisition expense ratio	38.4%	32.2%
General and administrative expense ratio	0.8%	0.2%
Expense ratio	39.2%	32.4%
Combined ratio	149.8%	126.8%

The combined ratio increased by 23.0 percentage points to 149.8% for the year ended December 31, 2019 compared to 126.8% during the same period in 2018 due to the following factors:

•
impact of adverse prior year loss development which was $113.7 million or 31.3 percentage points during 2019 compared to $399.2 million or 20.9 points during 2018. Adverse development of $113.7 million in 2019 included $113.0 million of losses covered under the LPT/ADC Agreement that has been recorded in the Consolidated Balance Sheet as a deferred gain on retroactive reinsurance but will ultimately be recoverable.

◦
Prior year adverse development in 2019 was primarily driven by Commercial Auto Liability of $118.5 million and General Liability of $116.7 million primarily from accident years 2014 to 2018, partly offset by favorable development in Workers Compensation of $113.0 million primarily from accident years 2016 to 2018; and

◦
Prior year adverse development in 2018 was largely due to Workers' Compensation, primarily driven by accident years 2014 to 2016 due to an increased expectation of loss development at later maturities. Other significant adverse loss development occurred in European Hospital Liability, General Liability and Commercial Auto lines where elevated loss activity had been observed.  The adverse loss development in European Hospital Liability was partly caused by the failure of the Italian government to implement a law passed in April 2017 which was expected to reduce medical malpractice costs, and also by a reduced expectation with regards to the ultimate amount of no-payment claims.

•
higher loss ratios for current year premiums earned during the year primarily due to the Partial Termination Amendment which caused significant changes in the mix of business being earned in 2019 compared to 2018. These changes resulted in a higher current year loss ratio for the remaining in-force business; and

•
increase in the ceding commission rates payable which increased by five percentage points for the remaining in-force business immediately prior to January 1, 2019 (excluding Terminated Business) and related unearned premium as of January 1, 2019 under the Partial Termination Amendment which increased commissions by approximately $18.7 million for the year ended December 31, 2019.

Premiums - Gross and net premiums written decreased significantly during the year ended December 31, 2019 compared to the same period in 2018 reflecting the Final AmTrust QS Terminations as of January 1, 2019, therefore no new business has been written under these contracts during 2019.
Gross and net premiums written also decreased for the year ended December 31, 2019 compared to the same period in 2018 due to the Partial Termination Amendment with AmTrust which resulted in Maiden Reinsurance returning approximately $648.0 million in unearned premium to AII, or approximately $436.8 million net of applicable ceding commission and brokerage causing negative premiums written for the year ended December 31, 2019.
The table below shows net premiums written by category for the years ended December 31, 2019 and 2018:

For the Year Ended December 31,	2019		2018		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Written
Small Commercial Business	$(324,311)	55.8%	$1,092,615	57.9%	$(1,416,926)	(129.7)%
Specialty Program	(25,869)	4.5%	336,847	17.9%	(362,716)	(107.7)%
Specialty Risk and Extended Warranty	(230,821)	39.7%	455,816	24.2%	(686,637)	(150.6)%
Total AmTrust Reinsurance	$(581,001)	100.0%	$1,885,278	100.0%	$(2,466,279)	(130.8)%
Net premiums earned decreased by $1.5 billion, or 81.0% for the year ended December 31, 2019 compared to the same period in 2018 mainly due to the terminations of the AmTrust Quota Share and European Hospital Liability Quota Share as of January 1, 2019. The table below details net premiums earned by category for the years ended December 31, 2019 and 2018:

For the Year Ended December 31,	2019		2018		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned
Small Commercial Business	$91,723	25.2%	$1,167,581	61.0%	$(1,075,858)	(92.1)%
Specialty Program	138,380	38.0%	345,805	18.1%	(207,425)	(60.0)%
Specialty Risk and Extended Warranty	133,968	36.8%	400,329	20.9%	(266,361)	(66.5)%
Total AmTrust Reinsurance	$364,071	100.0%	$1,913,715	100.0%	$(1,549,644)	(81.0)%

Net Loss and Loss Adjustment Expenses - Net loss and LAE decreased by $1.4 billion, or 77.7%, for the year ended December 31, 2019 compared to the same period in 2018 due to significantly lower earned premiums as a result of the recent termination of both quota share agreements with AmTrust. Net loss and LAE ratios increased to 110.6% for the year ended December 31, 2019 compared to 94.4% for 2018.
During the year ended December 31, 2019, the net loss and LAE ratio increased by 16.2 points compared to 2018 due to the following factors:

•
the impact of adverse prior year loss development which was $113.7 million or 31.3 points during 2019, compared to $399.2 million or 20.9 points during 2018. Adverse development of $113.7 million in 2019 included $113.0 million of losses covered under the LPT/ADC Agreement that has been recorded in the Consolidated Balance Sheet as a deferred gain on retroactive reinsurance but will ultimately be recoverable.

•
The adverse prior year loss development in 2019 was driven by Commercial Auto Liability of $118.5 million and General Liability of $116.7 million primarily from accident years 2014 to 2018, partly offset by favorable development in Workers Compensation of $113.0 million primarily from accident years 2016 to 2018; and

•
The adverse prior year loss development in 2018 was largely from Workers Compensation, driven by accident years 2014 to 2016 due to an increased expectation of loss development at later maturities. Other significant adverse loss development occurred in European hospital liability, and General Liability and Commercial Auto lines where elevated loss activity had been observed. The adverse loss development in European hospital liability was partly caused by the failure of the Italian government to implement a law passed in April 2017 which was expected to reduce medical malpractice costs, and also by a reduced expectation with regards to the ultimate amount of no-payment claims.

•
higher current year loss ratios for for the remaining in-force business due to the Partial Termination Amendment which caused significant changes in the mix of business being earned in 2019 compared to 2018.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $476.1 million, or 77.3%, for the year ended December 31, 2019 compared the same period in 2018 due to significantly lower earned premiums as a result of terminating both quota share agreements with AmTrust effective January 1, 2019.
Under the Partial Termination Amendment with AmTrust, Maiden Reinsurance agreed to pay five additional percentage points of ceding commission with respect to the remaining in-force business immediately prior to January 1, 2019 (excluding Terminated Business) and related unearned premium over the term of the contract which increased commissions by approximately $18.7 million for the year ended December 31, 2019. As a result, the commission and other acquisition expense ratio increased to 38.4% for the year ended December 31, 2019 compared to 32.2% in 2018.
General and Administrative Expenses - General and administrative expenses decreased slightly by $1.0 million, or 24.7%, for the year ended December 31, 2019 compared to the same period in 2018. The general and administrative expense ratio increased to 0.8% for the years ended December 31, 2019 compared to 0.2% in 2018 as a result of significantly lower earned premiums due to the termination of both quota share agreements with AmTrust as of January 1, 2019. The overall expense ratio (including commission and other acquisition expenses) increased to 39.2% for the year ended December 31, 2019 compared to 32.4% in 2018 primarily due to the higher ceding commission rates discussed above.

Liquidity and Capital Resources
Liquidity
Maiden Holdings is a holding company and transacts no business of its own. We therefore rely on cash flows in the form of dividends, advances, loans and other permitted distributions from our subsidiaries to pay expenses and make dividend payments on our common and preference shares. The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet statutory solvency and liquidity requirements and also place restrictions on the declaration and payment of dividends and other capital distributions.
As of December 31, 2019, the Company had investable assets of $2.8 billion compared to $4.6 billion as of December 31, 2018. Investable assets are the combined total of our investments, cash and cash equivalents, loan to a related party and funds withheld receivable. The decrease in investable assets is primarily the result of significant negative operating cash flows during 2019, particularly as a result of certain contract terminations and strategic transactions that have occurred during the year that required the disbursement of cash and investments. As discussed previously in the "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" section, the most significant of these transactions are:

•
the Partial Termination Amendment with AII became effective January 1, 2019 and we transferred cash and investments totaling $436.8 million to AII for the return of unearned premium, net of applicable ceding commissions;

•
on January 30, 2019, Maiden Reinsurance and AmTrust agreed to terminate on a run-off basis (i) the remaining business under the AmTrust Quota Share with AII; and (ii) the European Hospital Liability Quota Share with AEL and AIU DAC. Both terminations were effective on January 1, 2019;

•
the Commutation and Release Agreement, which was effective July 31, 2019. On August 12, 2019, as part of this agreement, we transferred cash and investments of $312.8 million to AII which was the sum of the net ceded reserves of $330.7 million with respect to the Commuted Business as of December 31, 2018 less payments in the amount of $17.9 million made by Maiden Reinsurance with respect to the Commuted Business from January 1, 2019 through July 31, 2019. Maiden Reinsurance paid AII approximately $6.3 million in interest related to the Commutation Payment premium, calculated at the rate of 3.30% per annum from January 1, 2019 through August 12, 2019; and

•
the LPT/ADC Agreement, which was dated as of July 31, 2019. Under this agreement, Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of an approximately $2.2 billion retention up to $600.0 million, in exchange for a retrocession premium of $445.0 million which we fully paid in cash and transferred to Cavello on August 12, 2019. Maiden Reinsurance paid Cavello approximately $7.3 million in interest related to the LPT/ADC Agreement premium, calculated at the rate of 2.64% per annum from January 1, 2019 through August 12, 2019.

During 2018 and 2019, Maiden Reinsurance did not pay any dividends to Maiden Holdings and Maiden NA. Prior to its re-domestication to Vermont, Maiden Reinsurance had voluntarily undertaken with the BMA not to make capital distributions of any kind, including the payment of any dividends, without the express consent of the BMA. Prior to its re-domestication, the amount of dividends that could be distributed by Maiden Reinsurance was limited by Bermuda law and Bermuda regulatory requirements. Maiden Reinsurance was required to maintain certain measures of solvency and liquidity in accordance with the BSCR. Maiden Reinsurance was also restricted from paying dividends that would result in either Maiden Reinsurance failing to comply with the ECR as calculated based on the BSCR or cause Maiden Reinsurance to fail to meet its relevant margins. At December 31, 2019, the statutory capital and surplus of Maiden Reinsurance under Bermuda regulation was $922.0 million.
As previously indicated, Maiden Reinsurance completed its re-domestication on March 16, 2020. The Vermont DFR will now also be the Company's group supervisor. The re-domestication does not apply, however, to Maiden Holdings, which remains a Bermuda-based holding company. Prior to the re-domestication of Maiden Reinsurance, pursuant to Bermuda law, the Company was required to ensure that the value of the group's assets exceeded the amount of the group's liabilities by the aggregate minimum margin of solvency of each qualifying member of the group. We were required to maintain available group capital and surplus at a level equal to or in excess of the Group ECR which is established by reference to either the Group BSCR model or an approved group internal capital model. As of December 31, 2019, as a result of the transactions described above, we estimate that both the Company and Maiden Reinsurance met and exceeded the respective MSM and ECR ratios as required by Bermuda insurance legislation.
We expect to work closely with the Vermont DFR on Maiden Reinsurance's longer term business plan, including any active underwriting, capital management or other strategic initiatives. Certain initiatives may require prior approval as stipulated by Vermont law or the Vermont DFR.
Maiden Holdings has two Swedish domiciled operating subsidiaries, Maiden LF and Maiden GF, which are both regulated by the Swedish FSA. At December 31, 2019, Maiden LF and Maiden GF each had a statutory capital and surplus of $10.2 million and $8.9 million, respectively, exceeding the amounts required to be maintained of $5.3 million and $3.0 million, respectively, at December 31, 2019. Maiden LF and Maiden GF are subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF and Maiden GF to Maiden Holdings. At December 31, 2019, Maiden LF and Maiden GF are allowed to pay dividends or distributions not exceeding $1.0 million and $0.3 million, respectively. During the years ended December 31, 2019 and 2018, Maiden LF and Maiden GF did not pay any dividends to Maiden Holdings.
Maiden Holdings’ wholly owned U.K. subsidiary, Maiden Global, operates as a reinsurance services and holding company. Maiden Global is subject to regulation by the U.K. Financial Conduct Authority (the "FCA"). At December 31, 2019, Maiden

Global is allowed to pay dividends or distributions not exceeding $4.1 million. During 2019 and 2018, Maiden Global paid dividends to Maiden Holdings of $5.1 million and $1.0 million, respectively.
Operating, investing and financing cash flows
Our sources of funds historically have consisted of premium receipts net of commissions and brokerage, investment income, net proceeds from capital raising activities, and proceeds from sales, maturities, pay downs and redemption of investments. Cash is used primarily to pay loss and LAE, ceded reinsurance premium, general and administrative expenses, interest expense and dividends, with the remainder in excess of our operating requirements, made available to our investment managers for investment in accordance with our investment policy.
Our business has undergone significant changes in the past two years. As previously noted above, the Strategic Review resulted in a series of transactions that have materially reduced our balance sheet risk and have transformed our operations. As a result of the transactions entered into from the Strategic Review, we are not engaged in any active underwriting of reinsurance business thus our net premiums written will continue to be materially lower in 2020 and investment income will become a significantly larger portion of our total revenues. This has caused significant negative operating cash flow as we run off the AmTrust Reinsurance reserves as shown in the table below. We expect this trend to continue going forward into 2020 and beyond.
We expect to use funds from cash and investment portfolios, collected premiums on reinsurance contracts in force or being run-off, investment income and proceeds from investment sales and redemptions to meet our expected claims payments and operational expenses. The premium for the LPT/ADC Agreement with Enstar and the Commutation and Release Agreement with AmTrust was paid from restricted cash and investments. Claim payments will be principally from the run-off of existing reserves for losses and loss adjustment expenses. A significant portion of those liabilities are collateralized and claim payments will be funded by using this collateral which should provide sufficient funding to fulfill those obligations. We generally expect negative operating cash flows to be partly offset by positive investing cash flows. Overall, we continue to expect our cash flows to be sufficient to meet our cash requirements and to operate our business.
At December 31, 2019 and 2018, unrestricted cash and cash equivalents and unrestricted fixed maturity investments were $435.0 million and $356.6 million, respectively. The table below summarizes our operating, investing and financing cash flows for the years ended December 31, 2019 and 2018:

For the Year Ended December 31,	2019	2018
	($ in thousands)
Operating activities	$(1,142,601)	$182,289
Investing activities	913,177	32,899
Financing activities	(18)	(68,033)
Effect of exchange rate changes on foreign currency cash	(382)	(1,556)
Total (decrease) increase in cash, restricted cash and cash equivalents	(229,824)	145,599
Less: change in cash, restricted cash and cash equivalents of discontinued operations	—	6,113
Total change in cash, restricted cash and cash equivalents of continuing operations	$(229,824)	$139,486
Cash Flows from Operating Activities
Cash flows used in operating activities for the year ended December 31, 2019 were $1.1 billion compared to cash flows provided by operating activities of $182.3 million for the year ended December 31, 2018, a decrease of $1.3 billion. Cash flows used in discontinued operations were $2.4 million for the year ended December 31, 2019 compared to $21.6 million in the year ended December 31, 2018. Cash flows used in continuing operating activities for the year ended December 31, 2019 were $1.1 billion compared to cash flows provided by continuing operations of $203.9 million for the year ended December 31, 2018.
The significant decrease in operating cash flows from continuing operations was primarily the result of the termination of the AmTrust Quota Share, including the Partial Termination Amendment and the Commutation and Release Agreement, and the termination of the European Hospital Liability Quota Share, which significantly decreased gross premiums written in 2019 compared to 2018. The decrease in operating cash flows also includes the new funds withheld arrangement with AmTrust in 2019. A total of $599.6 million cash and cash equivalents was transferred to AmTrust as a result of the Partial Termination Amendment and the Commutation and Release Agreement, as well as an additional $812.1 million transferred for the funds withheld arrangement and claims payments net of premium adjustments for the AmTrust Quota Share during the year ended December 31, 2019.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash provided by investing activities was $913.2 million for the year ended December 31, 2019 compared to $32.9 million for the same period in 2018 primarily due to the sale of fixed maturity investments in the third quarter of 2019 which were made to settle the Commutation Payment of $312.8 million and retrocession premium of $445.0 million under the LPT/ADC Agreement.
Cash flows used in discontinued operations was $6.1 million for the year ended December 31, 2019 compared to cash flows provided by discontinued operations of $104.9 million for the same period in 2018. Cash flows provided by continuing operations was $919.3 million for the year ended December 31, 2019 compared to cash flows used in continuing operations of $72.0 million for the same period in 2018. For the year ended December 31, 2019, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $924.0 million compared to an outflow of $309.6 million for the same period in 2018. The net outflow in 2018 was reduced by the proceeds from the sale of discontinued operations of $255.9 million.
Cash Flows from Financing Activities
Cash flows used in financing activities were $0.02 million for the year ended December 31, 2019 compared to $68.0 million for the same period in 2018. The Company did not have any capital transactions during the years ended December 31, 2019 or 2018. No dividends were paid on common or preference shares during 2019. Prior to the re-domestication of Maiden Reinsurance to Vermont, which will be the Company's group supervisor, the Company had voluntarily undertaken with the BMA not to make capital distributions of any kind, including the payment of any common or preference share dividends, without the express consent of the BMA.
The cash outflow during the year ended December 31, 2018 primarily relates to dividends paid to holders of preference shares of $25.6 million and dividends paid to holders of common shares of $41.6 million.
Restrictions, Collateral and Specific Requirements
Maiden Reinsurance is generally required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the U.S. to obtain credit on their U.S. statutory financial statements with respect to reinsurance recoverables due to them. Consequently, cash and cash equivalents and investments are pledged in favor of ceding companies to comply with relevant insurance regulations or contractual requirements.
At December 31, 2019 and 2018, restricted cash and cash equivalents and fixed maturity investments used as collateral were $1.5 billion and $4.0 billion, respectively. This collateral represents 77.6% and 91.9% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and cash equivalents) at December 31, 2019 and 2018, respectively. The following table provides additional information on those assets used as collateral at December 31, 2019 and 2018:

December 31,	2019			2018
($ in thousands)	Restricted Cash & Equivalents	Fixed Maturities	Total	Restricted Cash & Equivalents	Fixed Maturities	Total
Diversified Reinsurance	$22,905	$67,709	$90,614	$21,470	$92,750	$114,220
AmTrust Reinsurance	36,176	1,380,963	1,417,139	106,720	3,812,090	3,918,810
Other	—	—	—	1,958	6,640	8,598
Total	$59,081	$1,448,672	$1,507,753	$130,148	$3,911,480	$4,041,628
As a % of Consolidated Balance Sheet captions	100.0%	78.9%	79.6%	100.0%	96.2%	96.3%
Maiden Reinsurance has also loaned funds to AmTrust totaling $168.0 million at December 31, 2019 and 2018, respectively, to partially satisfy its collateral requirements with AII. Advances under the loan have been secured by promissory notes and the loan is carried at cost. On January 30, 2019, in connection with the termination of the AmTrust Quota Share reinsurance agreements, the Company and AmTrust entered into an amendment to the Loan Agreement between Maiden Reinsurance, AmTrust and AII, originally entered into on November 16, 2007, extending the maturity date to January 1, 2025 and pursuant to which the parties acknowledged that due to the termination of the AmTrust Quota Share, no further loans or advances may be made pursuant to the Loan Agreement.
On January 11, 2019, a portion of the existing trust accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred cash and investments of $575.0 million to AmTrust as a funds withheld receivable which bears an annual interest rate of 3.5%, subject to annual adjustment. Also, Maiden Reinsurance transferred cash of €45.1 million ($51.2 million) to AIU DAC as a funds withheld receivable as collateral for the European Hospital Liability Quota Share. AIU DAC pays Maiden Reinsurance a fixed annual interest rate of 0.5% on the average daily funds withheld balance commencing on January 24, 2019, subject to annual adjustment.
Collateral arrangements with ceding insurers may subject our assets to security interests or require that a portion of our assets be pledged to, or otherwise held by, third parties. Although the investment income derived from these assets, while held in trust, accrues to our benefit, the investment of these assets is governed by the terms of the letter of credit facilities or the investment regulations of the state or territory of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to us under U.S. law in the State of Vermont. The restrictions may result in lower investment yields on these assets, which may adversely affect our profitability.
We do not anticipate that the restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies or from assets committed in trust accounts or those assets used to collateralize letter of credit facilities will have a material impact on our ability to carry out our normal business activities.

Investments
The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities which are all designated as AFS at December 31, 2019. Please see "Notes to Consolidated Financial Statements - Note 4 — Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further discussion on our AFS securities.
During the year ended December 31, 2019, the yield on the 10-year U.S. Treasury bond decreased by 77 basis points to 1.92%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The continuing downward shift in the U.S. Treasury yield curve during the year ended December 31, 2019 reflects a more accommodative Federal Reserve policy primarily due to global trade tensions and uncertainty and investor appetite for relatively risk-free investments amid concerns regarding future global economic growth.
The movement in the market values of our AFS fixed maturity portfolio during the year ended December 31, 2019 generated $80.5 million of net unrealized gains primarily due to the recent trend of lower long-term interest rates along with lower inflation expectations as a result of slower global economic growth, which have increased bond prices during the year ended December 31, 2019. Please see "Liquidity and Capital Resources - Capital Resources" on page 61 for further information.
At December 31, 2019, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods. To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.
At December 31, 2019 and 2018, these respective durations in years were as follows:

December 31,	2019	2018
Fixed maturities and cash and cash equivalents	3.0	4.2
Reserve for loss and LAE(1)	4.2	4.5
(1) The duration regarding our reserve for loss and LAE at December 31, 2019 is gross of LPT/ADC Agreement reserves.
During the year ended December 31, 2019, the weighted average duration of our fixed maturity investment portfolio decreased by 1.2 years to 3.0 years while the duration for reserve for loss and LAE decreased by 0.3 years to 4.2 years. The differential in duration between these assets and liabilities may fluctuate over time and, in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our Agency MBS and commercial mortgage-backed securities.
At December 31, 2019, the duration of our fixed maturity investment portfolio had decreased compared to December 31, 2018 due to sales of fixed maturities as a result of entering into both the LPT/ADC Agreement with Enstar and the Commutation and Release Agreement with AmTrust. Due to the impact of these agreements, the duration of our reserve for loss and LAE has decreased similarly and the differential between asset and liability duration remains comparable to December 31, 2018.
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (both restricted and unrestricted) are as follows:

December 31, 2019	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
Fixed maturities	($ in thousands)
U.S. treasury bonds	$94,921	$704	$—	$95,625	2.5%	0.7
U.S. agency bonds – mortgage-backed	533,296	6,717	(1,291)	538,722	2.9%	4.1
Non-U.S. government and supranational bonds	11,796	294	(91)	11,999	1.2%	4.6
Asset-backed securities	187,881	821	(532)	188,170	3.8%	0.9
Corporate bonds	981,441	31,140	(15,725)	996,856	2.9%	3.4
Municipal bonds	4,091	55	—	4,146	4.6%	1.4
Total fixed maturities	1,813,426	39,731	(17,639)	1,835,518	3.0%	3.2
Cash and cash equivalents	107,278	—	—	107,278	0.6%	0.0
Total	$1,920,704	$39,731	$(17,639)	$1,942,796	2.8%	3.0

December 31, 2018	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$138,625	$448	$(1)	$139,072	2.6%	1.1
U.S. agency bonds – mortgage-backed	1,485,716	3,491	(36,073)	1,453,134	3.0%	5.8
U.S. agency bonds – other	129,741	40	(548)	129,233	2.8%	1.0
Non-U.S. government and supranational bonds	11,212	66	(1,206)	10,072	3.4%	5.1
Asset-backed securities	216,072	425	(1,415)	215,082	4.2%	2.4
Corporate bonds	1,128,614	6,525	(30,164)	1,104,975	3.0%	4.3
Total AFS fixed maturities	3,109,980	10,995	(69,407)	3,051,568	3.1%	4.6
HTM fixed maturities
Corporate bonds	957,845	3,872	(20,990)	940,727	3.7%	4.4
Municipal bonds	57,836	—	(551)	57,285	3.2%	4.0
Total HTM fixed maturities	1,015,681	3,872	(21,541)	998,012	3.7%	4.4
Cash and cash equivalents	330,989	—	—	330,989	2.1%	0.0
Total	$4,456,650	$14,867	$(90,948)	$4,380,569	3.1%	4.2

(1)
Average yield is calculated by dividing annualized investment income for each sub-component of AFS and HTM securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

(2)	Average duration in years.
The following table summarizes the Company's fixed maturity investment portfolio holdings by contractual maturity at December 31, 2019 and 2018:

December 31,	2019		2018
	AFS fixed maturities	HTM fixed maturities	AFS fixed maturities	HTM fixed maturities
($ in thousands)	Fair Value	Amortized cost	Fair Value	Amortized Cost
Due in one year or less	$165,908	$—	$130,756	$2,020
Due after one year through five years	612,986	—	703,347	394,875
Due after five years through ten years	329,732	—	549,249	618,786
	1,108,626	—	1,383,352	1,015,681
U.S. agency bonds – mortgage-backed	538,722	—	1,453,134	—
Asset-backed securities	188,170	—	215,082	—
Total fixed maturities	$1,835,518	$—	$3,051,568	$1,015,681
At December 31, 2019, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS at December 31, 2019 and 2018 were as follows:

December 31,	2019		2018
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
U.S. agency bonds - mortgage-backed
Residential mortgage-backed
GNMA – fixed rate	$33,079	6.1%	$152,626	9.6%
GNMA - variable rate	7,075	1.3%	10,773	0.7%
FNMA – fixed rate	241,905	44.9%	742,749	46.9%
FHLMC – fixed rate	256,663	47.7%	546,986	34.6%
Total U.S. agency bonds - mortgage-backed	538,722	100.0%	1,453,134	91.8%
U.S. agency bonds - fixed rate	—	—%	129,233	8.2%
Total U.S. agency bonds	$538,722	100.0%	$1,582,367	100.0%

Our Agency MBS portfolio is 29.3% of our fixed maturity investments at December 31, 2019. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reduce the total amount of investment income we could earn.
At December 31, 2019 and 2018, 99.7% and 98.7%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. The following summarizes the credit ratings of our fixed maturities at December 31, 2019 and 2018:

Ratings(1) at December 31,	2019		2018
($ in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
U.S. treasury bonds	$94,921	$95,625	$138,625	$139,072
U.S. agency bonds	533,296	538,722	1,615,457	1,582,367
AAA	99,212	99,542	137,172	135,119
AA+, AA, AA-	101,491	101,467	183,142	178,674
A+, A, A-	540,002	549,479	1,132,993	1,113,710
BBB+, BBB, BBB-	438,731	445,202	866,043	848,348
BB+ or lower	5,773	5,481	52,229	52,290
Total	$1,813,426	$1,835,518	$4,125,661	$4,049,580

(1)	Ratings as assigned by S&P, or equivalent
Holdings by sector and financial strength rating of our corporate bonds at December 31, 2019 and 2018 were as follows:

	Ratings(1)
December 31, 2019	AAA, AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds
Corporate bonds					($ in thousands)
Basic Materials	—%	0.6%	1.4%	—%	$19,517	2.0%
Communications	—%	2.4%	4.0%	—%	64,159	6.4%
Consumer	0.2%	8.3%	19.6%	—%	279,940	28.1%
Energy	0.9%	6.1%	3.8%	—%	107,369	10.8%
Financial Institutions	3.1%	30.1%	10.7%	0.6%	443,983	44.5%
Industrials	—%	1.8%	3.5%	—%	53,279	5.3%
Technology	—%	1.7%	1.2%	—%	28,609	2.9%
Total Corporate bonds	4.2%	51.0%	44.2%	0.6%	$996,856	100.0%

	Ratings(1)
December 31, 2018	AAA, AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds
Corporate bonds					($ in thousands)
Basic Materials	—%	0.8%	2.1%	0.7%	$73,696	3.6%
Communications	0.9%	2.7%	5.0%	—%	175,924	8.6%
Consumer	0.2%	13.0%	16.0%	0.3%	602,756	29.5%
Energy	1.4%	3.9%	3.6%	0.7%	195,259	9.6%
Financial Institutions	3.2%	26.8%	9.8%	0.3%	822,245	40.1%
Industrials	—%	1.3%	3.7%	—%	103,349	5.0%
Technology	0.7%	1.4%	0.9%	0.6%	72,473	3.6%
Total Corporate bonds	6.4%	49.9%	41.1%	2.6%	$2,045,702	100.0%

(1)	Ratings as assigned by S&P, or equivalent

At December 31, 2019, the Company’s ten largest corporate holdings, 89.4% of which are U.S. dollar denominated and 52.4% of which are in the Financial Institutions sector, at fair value and as a percentage of all fixed income securities, were as follows:

December 31, 2019	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating(1)
	($ in thousands)
Rabobank Nederland Utrec, 3.875% Due 2/8/2022	$19,893	1.1%	A+
BNP Paribas, 5.00% Due 1/15/2021	19,706	1.1%	A+
Electricite de France, 4.625%, Due 9/11/2024	17,494	0.9%	A-
UBS Group Funding (Jersey) Ltd, 2.65% Due 2/1/2022	17,175	0.9%	A-
Bank of New York Mellon Corp, 3.00%, Due 2/24/2025	16,642	0.9%	A
Pepsico Inc., 3.60%, Due 3/1/2024	15,972	0.9%	A+
BAT International Finance PLC, 3.95%, Due 6/15/2025	15,868	0.8%	BBB+
Allergan Funding SCS, 3.80%, Due 3/15/2025	15,764	0.8%	BBB
Daimler Finance North America LLC, 3.30%, Due 5/19/2025	13,422	0.7%	A-
Goldman Sachs Group Inc., 3.625%, Due 1/22/2023	13,061	0.7%	BBB+
Total	$164,997	8.8%

(1)	Ratings as assigned by S&P, or equivalent
At December 31, 2019 and 2018, respectively, we hold the following non-U.S. dollar denominated securities:

December 31,	2019		2018
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated corporate bonds	$310,323	96.3%	$338,712	97.1%
Non-U.S. government and supranational bonds	11,999	3.7%	10,072	2.9%
Total non-U.S. dollar denominated AFS securities	$322,322	100.0%	$348,784	100.0%
At December 31, 2019 and 2018, respectively, these non-U.S. securities are invested in the following currencies:

December 31,	2019		2018
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Euro	$272,493	84.5%	$284,440	81.6%
British Pound	42,342	13.1%	37,469	10.7%
Canadian Dollar	5,364	1.7%	5,658	1.6%
All other	2,123	0.7%	21,217	6.1%
Total non-U.S. dollar denominated AFS securities	$322,322	100.0%	$348,784	100.0%
The net decrease in non-U.S. dollar denominated fixed maturities is primarily due to sales of Australian dollar denominated corporate bonds during the year ended December 31, 2019. At December 31, 2019 and 2018, all of the Company's non-U.S. government and supranational issuers have a rating of A or higher by S&P.

For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at December 31, 2019 and 2018 by ratings:

Ratings(1) at December 31,	2019		2018
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$481	0.2%	$2,258	0.7%
AA+, AA, AA-	21,231	6.8%	28,725	8.5%
A+, A, A-	137,584	44.3%	148,204	43.7%
BBB+, BBB, BBB-	145,546	46.9%	148,672	43.9%
BB+ or lower	5,481	1.8%	10,853	3.2%
Total non-U.S. dollar denominated corporate bonds	$310,323	100.0%	$338,712	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. dollar denominated currencies at December 31, 2019 and 2018, respectively.
Other Balance Sheet Changes
The following table summarizes the Company's other material balance sheet changes at December 31, 2019 and 2018:

December 31,	2019	2018	Change	Change
	($ in thousands)%
Reinsurance recoverable on unpaid losses	$623,422	$71,901	$551,521	767.1%
Deferred commission and other acquisition expenses	77,356	388,442	(311,086)	(80.1)%
Funds withheld receivable	684,441	27,039	657,402	2,431.3%
Reserve for loss and LAE	2,439,907	3,126,134	(686,227)	(22.0)%
Unearned premiums	220,269	1,200,419	(980,150)	(81.7)%
Deferred gain on retroactive reinsurance	112,950	—	112,950	NM
Accrued expenses and other liabilities	32,444	66,183	(33,739)	(51.0)%
NM - not meaningful
The Company's deferred commission and other acquisition expenses decreased by 80.1% and unearned premiums decreased by 81.7% primarily due to the Partial Termination Amendment with AmTrust on a cut-off basis and the termination of the remaining business under both quota share contracts with AmTrust which are now in run-off with no new business written beginning January 1, 2019. Accrued expenses and other liabilities decreased by 51.0% as at December 31, 2019 compared to December 31, 2018 due to reductions in reinsurance balances payable as a result of the aforementioned termination of both AmTrust reinsurance contracts effective January 1, 2019. The Company's reserve for loss and LAE decreased by 22.0% primarily due to the recent commutation of workers' compensation reserves during 2019 in the AmTrust Reinsurance segment.
Funds withheld receivable increased by $657.4 million due to the conversion of a portion of the existing trust accounts used for collateral on the AmTrust Quota Share into a funds withheld arrangement and the establishment of a funds withheld arrangement on the AIU DAC portion of the European Hospital Liability Quota Share, both of which are permitted collateral options under each respective agreement, on January 11, 2019.
Reinsurance recoverable on unpaid losses increased by $551.5 million at December 31, 2019 compared to December 31, 2018 as a result of the LPT/ADC Agreement pursuant to which Cavello assumed loss reserves as of December 31, 2018 associated with the AmTrust Quota Share of $445.0 million. In addition, reinsurance recoverables further increased by $113.0 million due to adverse prior year reserve development on loss reserves subject to that agreement, with a corresponding deferred gain on retroactive reinsurance recognized on the Consolidated Balance Sheet at December 31, 2019.
Capital Resources
Capital resources consist of funds deployed in support of our operations. Total capital resources decreased by $46.6 million, or 5.7% at December 31, 2019, compared to December 31, 2018 due to the net loss attributable to common shareholders partly offset by unrealized gains on our investment portfolio. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next twelve months.

The following table shows the movement in total capital resources at December 31, 2019 and 2018:

December 31,	2019	2018	Change	Change
	($ in thousands)%
Preference shares	$465,000	$465,000	$—	—%
Common shareholders' equity	42,718	89,275	(46,557)	(52.2)%
Total Maiden shareholders' equity	507,718	554,275	(46,557)	(8.4)%
Senior Notes - principal amount	262,500	262,500	—	—%
Total capital resources	$770,218	$816,775	$(46,557)	(5.7)%
The major factors contributing to the net decrease in capital resources were as follows:
Maiden shareholders' equity
Total shareholders' equity at December 31, 2019 decreased by $46.6 million, or 8.4%, compared to December 31, 2018 due to the following factors:

•	net loss attributable to Maiden of $131.9 million for the year ended December 31, 2019 partly offset by;

•
net increase in AOCI of $83.5 million which arose due to: 1) an increase in net unrealized gains on investment of $81.8 million resulting from the net increase in the fair value of our investment portfolio relating to market price movements due to declining interest rates during 2019; and 2) an increase in cumulative translation adjustments of $1.7 million due to the effect of the recent depreciation of the euro relative to the original currencies on our non-U.S. dollar net liabilities (excluding non-U.S. dollar AFS fixed maturities); and

•	net increase in share based transactions of $1.9 million.
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the year ended December 31, 2019, the Company did not repurchase any common shares under its share repurchase authorization whereas during 2018, 205,000 common shares were repurchased at an average price of $3.31 per share. At December 31, 2019, the Company had a remaining authorization of $74.2 million for share repurchases.
Please refer to "Notes to Consolidated Financial Statements - Note 13 — Shareholders’ Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of the equity instruments issued by the Company at December 31, 2019 and 2018.
On October 25, 2019, the Company transferred the listing of its common shares from the NASDAQ Global Select Market to the NASDAQ Capital Market. The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Select Market and listed companies must meet certain financial requirements and comply with the NASDAQ’s corporate governance requirements. The Company’s common shares continue to trade under the symbol “MHLD”.
Book Value per Common Share and Diluted Book Value per Common Share
At December 31, 2019, book value per common share decreased by 52.8% and diluted book value per common share decreased by 53.7%, compared to December 31, 2018. This was primarily due to our net loss attributable to Maiden common shareholders of $131.9 million during the year partly offset by net unrealized gains on our investment portfolio of $81.8 million and an increase in cumulative translation adjustments of $1.7 million reported in other comprehensive income during the year.
Please see "Liquidity and Capital Resources - Investments" on page 57 for further information on the change in fair value of our fixed maturity investment portfolio.

Book value and diluted book value per common share at December 31, 2019 and 2018 were computed as follows:

December 31,	2019	2018
	($ in thousands except share and per share data)
Ending Maiden common shareholders’ equity	$42,718	$89,275
Proceeds from assumed conversion of dilutive options	—	362
Numerator for diluted book value per common share calculation	$42,718	$89,637

Common shares outstanding	83,148,458	82,948,577
Shares issued from assumed conversion of dilutive options and restricted share units	1,818,797	398,390
Denominator for diluted book value per common share calculation	84,967,255	83,346,967

Book value per common share	$0.51	$1.08
Diluted book value per common share	$0.50	$1.08
Senior Notes
Please refer to "Notes to Consolidated Financial Statements - Note 7 — Long-Term Debt and Note 13 — Shareholders’ Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of the Senior Notes. The Senior Notes are unsecured and unsubordinated obligations of the Company.
 The ratio of Debt to Total Capital Resources at December 31, 2019 and 2018 was computed as follows:

December 31,	2019	2018
	($ in thousands)
Senior notes - principal amount	$262,500	$262,500
Maiden shareholders’ equity	507,718	554,275
Total capital resources	$770,218	$816,775
Ratio of debt to total capital resources	34.1%	32.1%
Financial Strength Ratings
On November 14, 2018, A.M. Best downgraded the financial strength rating to B++ (Good) with negative outlook and implications from A- (Excellent) and the long-term issuer credit rating to “bbb” from “a-”, with negative outlook and implications, of Maiden Reinsurance, the Company's primary operating subsidiary. In February 2019, we requested from A.M. Best to withdraw our rating. On February 28, 2019, A.M. Best approved the withdrawal with a final rating as "B++" (Good) with negative outlook and implications.

Non-GAAP Measures
The calculation, reconciliation to nearest GAAP measure and discussion of relevant non-GAAP measures (as defined in the Non-GAAP Financial Measures on page 39) used by management are as follows:
Non-GAAP operating loss
Non-GAAP operating loss and non-GAAP diluted operating loss per common share can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Year Ended December 31,	2019	2018
	($ in thousands except per share data)
Net loss - Maiden common shareholders	$(131,903)	$(570,260)
Add (subtract):
Net realized (gains) losses on investment	(27,860)	1,529
Total other-than-temporary impairment losses	165	5,832
Foreign exchange and other gains	(2,719)	(4,461)
Loss from NGHC Quota Share run-off	312	1,685
Unamortized deferred gain on retroactive reinsurance	112,950	—
Loss from discontinued operations, net of income tax	22,541	94,113
Separation costs incurred due to retirement of former executives	—	5,500
Non-GAAP operating loss - Maiden common shareholders	$(26,514)	$(466,062)

Diluted loss per share - Maiden common shareholders	$(1.59)	$(6.87)
Add (subtract):
Net realized (gains) losses on investment	(0.34)	0.02
Total other-than-temporary impairment losses	—	0.07
Foreign exchange and other gains	(0.03)	(0.05)
Loss from NGHC Quota Share run-off	0.01	0.02
Unamortized deferred gain on retroactive reinsurance	1.36	—
Loss from discontinued operations, net of income tax	0.27	1.13
Separation costs incurred due to retirement of former executives	—	0.07
Non-GAAP diluted operating loss per common share	$(0.32)	$(5.61)
Non-GAAP operating loss attributable to Maiden common shareholders was $26.5 million for the year ended December 31, 2019 compared to $466.1 million for the same period in 2018. This was largely due to a non-GAAP underwriting loss of $70.8 million compared to a non-GAAP underwriting loss of $520.2 million in the prior period.
The non-GAAP underwriting and operating results for the year ended December 31, 2019 reflect the recognition into income of the deferred gain arising from the LPT/ADC Agreement relating to losses subject to that agreement which are fully recoverable from Cavello, to show the ultimate economic benefit to the Company. The amount recognized as a deferred gain for the year ended December 31, 2019 under the LPT/ADC Agreement was $113.0 million, which is the portion of unfavorable loss development for which we have ceded the risk under the LPT/ADC Agreement.
For the year ended December 31, 2019, the non-GAAP operating loss is primarily the result of underwriting results not covered by the LPT/ADC Agreement, specifically the run-off of AmTrust Quota Share business with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) as well as claims related to the European Hospital Liability Quota Share.
The improvement in non-GAAP underwriting results in the year ended December 31, 2019 compared to the same period in 2018 was primarily due to a reduction in the amount of adverse loss development that was incurred compared to the prior year period in our AmTrust Reinsurance segment. Please see the "Results of Operations" on page 51 for further details regarding the impact of adverse development under the "AmTrust Reinsurance Segment" section.

Non-GAAP Operating ROACE
The improvement in Non-GAAP Operating ROACE for the year ended December 31, 2019 compared to the same period in 2018 reflects the relative improvement in non-GAAP operating results and was computed as follows:

For the Year Ended December 31, and at December 31,	2019	2018
	($ in thousands)
Non-GAAP operating loss - Maiden common shareholders	$(26,514)	$(466,062)
Opening Maiden common shareholders’ equity	89,275	767,174
Ending Maiden common shareholders’ equity	42,718	89,275
Average Maiden common shareholders’ equity	65,997	428,225
Non-GAAP Operating ROACE	(40.2)%	(108.8)%
Non-GAAP Underwriting Results and Combined Ratio
The following summarizes our non-GAAP underwriting results for the years ended December 31, 2019 and 2018:

For the Year Ended December 31,	2019	2018
	($ in thousands)
Gross premiums written	$(528,593)	$2,017,798
Net premiums written	$(531,850)	$2,014,597
Net premiums earned	$447,762	$2,026,202
Other insurance revenue	2,841	9,681
Non-GAAP net loss and LAE(1)	(339,879)	(1,880,121)
Commission and other acquisition expenses	(169,760)	(654,740)
General and administrative expenses	(11,767)	(21,241)
Non-GAAP underwriting loss	$(70,803)	$(520,219)

Ratios:
Non-GAAP net loss and LAE ratio(1)	75.4%	92.3%
Commission and other acquisition expense ratio	37.6%	32.2%
General and administrative expense ratio	10.5%	3.2%
Expense ratio	48.1%	35.4%
Non-GAAP combined ratio(1)	123.5%	127.7%
(1) Non-GAAP net loss and LAE, non-GAAP net loss and LAE ratio, and non-GAAP combined ratio for the year ended December 31, 2019 exclude adverse prior year reserve development subject to the LPT/ADC Agreement. See "Non-GAAP Financial Measures" on page 39 for definitions of Non-GAAP underwriting loss, net loss and LAE, non-GAAP net loss and LAE ratio, and non-GAAP combined ratio.
The non-GAAP underwriting results as well as the non-GAAP loss and LAE and ratios and non-GAAP combined ratios reflect the recognition into income of the deferred gain arising from the LPT/ADC Agreement relating to losses subject to the AmTrust Quota Share agreement which are fully recoverable from Cavello to show the ultimate economic benefit to Maiden.
As shown in the table below, adjusted for the recognition into income of the unamortized deferred gain on retroactive reinsurance of $113.0 million during the year ended December 31, 2019, the non-GAAP underwriting loss was $70.8 million compared to $520.2 million in 2018. The non-GAAP combined ratio during the year ended December 31, 2019 was 123.5% compared to 127.7% during 2018.

For the Year Ended December 31,	2019	2018
Combined ratio	148.6%	127.7%
Less: Unamortized deferred gain on retroactive reinsurance	25.1%	—%
Non-GAAP combined ratio	123.5%	127.7%

Non-GAAP Net Loss and LAE
As noted previously, the recognition of the unamortized deferred gain on retroactive reinsurance of $113.0 million reduced net loss and LAE for the year ended December 31, 2019 in the calculation of non-GAAP Loss and LAE as shown in the table below:

For the Year Ended December 31,	2019	2018
	($ in thousands)
Net loss and loss adjustment expenses	$452,829	$1,880,121
Less: Unamortized deferred gain on retroactive reinsurance	112,950	—
Non-GAAP net loss and loss adjustment expenses	$339,879	$1,880,121
Adjusted for the recognition into income of the deferred gain on retroactive reinsurance of $113.0 million during the year ended December 31, 2019, non-GAAP net loss and LAE was $339.9 million compared to net loss and LAE of $1.9 billion incurred in 2018, and the non-GAAP net loss and LAE ratio was 75.4% compared to 92.3% in 2018.
These non-GAAP measures include the recognition of $9.3 million (or 2.1 net loss and LAE ratio and combined ratio percentage points) for the year ended December 31, 2019 related to the application of the $40.5 million loss corridor cap on AmTrust program business during the year ended December 31, 2019, pursuant to the previously announced Post-Termination Endorsement of the reinsurance contracts between the Company and AmTrust.
Adjusted Shareholders' Equity, Adjusted Total Capital Resources, Adjusted Book Value per Common Share and Ratio of Debt to Total Adjusted Capital Resources
The improvement in Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at December 31, 2019 reflects the addition of the unamortized deferred gain on retroactive reinsurance to the GAAP Maiden shareholders' equity as depicted in the computations below. As noted previously, the deferred gain arises from the LPT/ADC Agreement with Cavello relating to losses subject to that agreement which are fully recoverable from Cavello. The inclusion of the unamortized deferred gain in these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve Maiden shareholders' equity over the settlement period under the terms of the agreement.
Reconciliation of Maiden's shareholders' equity to Adjusted Total Capital Resources
The following table computes Maiden's adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain on retroactive reinsurance at December 31, 2019 and 2018:

December 31,	2019	2018	Change	Change
	($ in thousands)%
Preference shares	$465,000	$465,000	$—	—%
Common shareholders' equity	42,718	89,275	(46,557)	(52.2)%
Total Maiden shareholders' equity	507,718	554,275	(46,557)	(8.4)%
Unamortized deferred gain on retroactive reinsurance	112,950	—	112,950	NM
Adjusted Maiden shareholders' equity	620,668	554,275	66,393	12.0%
Senior Notes - principal amount	262,500	262,500	—	—%
Adjusted total capital resources	$883,168	$816,775	$66,393	8.1%
NM- not meaningful
Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The adjusted book value per common share as reconciled for the recognition of the unamortized deferred gain on retroactive reinsurance at December 31, 2019 and 2018 were computed as follows:

December 31,	2019	2018
Book value per common share	$0.51	$1.08
Unamortized deferred gain on retroactive reinsurance	1.36	—
Adjusted book value per common share	$1.87	$1.08
Ratio of Debt to Adjusted Total Capital Resources

 Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at December 31, 2019 and 2018 was computed as follows:

December 31,	2019	2018
	($ in thousands)
Senior notes - principal amount	$262,500	$262,500
Adjusted Maiden shareholders’ equity	620,668	554,275
Adjusted total capital resources	$883,168	$816,775
Ratio of debt to adjusted total capital resources	29.7%	32.1%
Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely effected. At December 31, 2019, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at quarterly average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange losses were $1.7 million during the year ended December 31, 2019 compared to net foreign exchange gains of $6.0 million during the year ended December 31, 2018.
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
Off-Balance Sheet Arrangements
At December 31, 2019, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
Recent Accounting Pronouncements
Refer to "Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies" included under Item 8 "Financial Statement and Supplementary Data", of this Annual Report on Form 10-K for a discussion on recently issued accounting pronouncements not yet adopted.

Item 8. Financial Statements and Supplementary Data.
See our Consolidated Financial Statements and Notes thereto commencing on pages F-1 through F-60 below.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Report, our management has performed an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2019. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, at December 31, 2019, our Company’s disclosure controls and procedures were effective.
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
In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management, including our Principal Executive Officer and Principal Financial Officer, have concluded that our internal control over financial reporting is effective as of December 31, 2019 based on those criteria.
Changes in Internal Control Over Financial Reporting
No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f), during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement for our Annual Meeting of Shareholders to be held in 2020 (the "Proxy Statement") captioned "Election of Directors", "Executive Officers", "Audit Committee", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Nominating and Corporate Governance Committee".
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned "Compensation Discussion and Analysis", "Director Compensation for 2019", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report".
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

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) Financial statements and schedules
Financial statements listed in the accompanying index to our Consolidated Financial Statements starting on page F-1 are filed as part of this Annual Report on Form 10-K, and are included in Item 8. "Financial Statement and Supplementary Data".
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
Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda on March 18, 2020.

MAIDEN HOLDINGS, LTD.
By:
/s/ Lawrence F. Metz
Name: Lawrence F. Metz Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lawrence F. Metz	President and Chief Executive Officer	March 18, 2020
Lawrence F. Metz	(Principal Executive Officer)
/s/ Patrick J. Haveron	Chief Financial Officer	March 18, 2020
Patrick J. Haveron	(Principal Financial Officer)
/s/ Michael J. Tait	Chief Accounting Officer	March 18, 2020
Michael J. Tait	(Principal Accounting Officer)
/s/ Barry D. Zyskind	Chairman	March 18, 2020
Barry D. Zyskind
/s/ Raymond M. Neff	Director	March 18, 2020
Raymond M. Neff
/s/ Simcha G. Lyons	Director	March 18, 2020
Simcha G. Lyons
/s/ Yehuda L. Neuberger	Director	March 18, 2020
Yehuda L. Neuberger
/s/ Steven H. Nigro	Director	March 18, 2020
Steven H. Nigro
/s/ Holly L. Blanchard	Director	March 18, 2020
Holly L. Blanchard
/s/ Keith A. Thomas	Director	March 18, 2020
Keith A. Thomas

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Memorandum of Association (as amended)	(1)
3.2	Bye-Laws	(2)
4.1	Form of Common Share Certificate	(3)
4.2	Registration Rights Agreement by and between Maiden Holdings, Ltd. and Friedman, Billings, Ramsey & Co., Inc., dated as of July 3, 2007	(3)
4.3	Form of Indenture for Debt Securities by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(4)
4.4	Second Supplemental Indenture, dated March 27, 2012, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(5)
4.5	Form of 8.000% Notes due 2042 (included in Exhibit 4.4)	(5)
4.6	Certificate of Designations of 8.25% Non-Cumulative Preference Shares, Series A, adopted on August 7, 2012	(6)
4.7	Form of stock certificate evidencing 8.25% Series A Preference Share (included in Exhibit 4.6)	(6)
4.8	Third Supplemental Indenture, dated November 25, 2013, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(7)
4.9	Form of 7.75% Notes due 2043 (included in Exhibit 4.8)	(7)
4.10	Certificate of Designations of 7.125% Non-Cumulative Preference Shares, Series C, adopted on November 4, 2015	(8)
4.11	Form of stock certificate evidencing 7.125% Non-Cumulative Preference Shares, Series C (included in Exhibit 4.10)	(8)
4.12	Form of Indenture for Debt Securities by and between Maiden Holdings, Ltd., and Wilmington Trust National Association, as trustee	(9)
4.13	First Supplemental Indenture, dated as of June 14, 2016, by and between Maiden Holdings, Ltd., as guarantor, and Wilmington Trust National Association, as trustee	(9)
4.14	Certificate of Designations of 6.700% Non-Cumulative Preference Shares, Series D, adopted on May 2, 2017	(10)
4.15	Form of stock certificate evidencing 6.700% Non-Cumulative Preference Shares, Series D (included in Exhibit 4.14)	(10)
4.16	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	†
10.1*	2019 Omnibus Incentive Plan as of December 10, 2019	(11)
10.2*	Form of Share Option Agreement for Employee Recipients of Options under 2019 Omnibus Incentive Plan	†
10.3*	Form of Share Option Agreement for Non-Employee Recipients of Options under 2019 Omnibus Incentive Plan	†
10.4*	Form of Employment Agreement by and between Maiden and Patrick J. Haveron, William T. Jarman and Lawrence F. Metz, dated as of November 1, 2011	(12)
10.5	Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of July 3, 2007	(3)
10.6	Amendment No. 1 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of September 17, 2007	(3)
10.7	Amendment No. 2 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc. dated as of January 30, 2019.	(13)
10.8	Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. and dated as of June 1, 2008	(14)
10.9	Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of November 16, 2007	(15)

10.10	Amendment No. 1 to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of February 15, 2008	(15)
10.11	Amendment No. 2 to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd., dated as of January 30, 2019.	(13)
10.12	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Insurance Company Ltd., dated as of July 3, 2007	(3)
10.13	First Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., and Maiden Holdings North America, Ltd., dated as of November 3, 2008	(16)
10.14	Second Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd. and Maiden Reinsurance Company, dated as of December 23, 2008	(16)
10.15	Third Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd., Maiden Reinsurance Company and Maiden Specialty Insurance Company dated as of September 1, 2009	(16)
10.16	Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd., Maiden Reinsurance Company and Maiden Specialty Insurance Company dated as of August 6, 2010	(16)
10.17	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Life Försäkrings AB dated as of October 11, 2013	(17)
10.18	Reinsurance Brokerage Agreement by and between Maiden Insurance Company Ltd. and AII Reinsurance Broker Ltd., dated as of July 3, 2007	(3)
10.19	Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of July 26, 2011	(22)
10.20	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of March 7, 2013	(18)
10.21	Endorsement No. 3 to the Amended and Restated Quota Share Agreement between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. dated as of September 30, 2015	(19)
10.22	Endorsement No 4. to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated as of August 8, 2018.	(20)
10.23	Endorsement No. 5 to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated as of November 6, 2018.	(21)
10.24	Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of April 1, 2011	(22)
10.25	Endorsement No. 1 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 26, 2011	(22)
10.26	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of August 7, 2012	(23)
10.27	Endorsement No. 3 to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of March 1, 2015	(24)
10.28	Endorsement No. 4 to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 1, 2016	(25)
10.29	Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company, dated as March 1, 2010	(16)

10.30	Addendum No. 1 to Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company and others, dated as October 1, 2012	(18)
10.31	Termination of Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company and others, dated as August 1, 2013	(17)
10.32	Commutation and Release Agreement between Maiden Reinsurance Ltd. and Integon National Insurance Company dated November 1, 2019	(27)
10.33	Form of Indemnification Agreement between Maiden Holdings, Ltd. and its officers and directors	(15)
10.34	Master Transaction Agreement, dated as of August 31, 2018, by and among Maiden Holdings North America, Ltd., Enstar Holdings (US) LLC and Enstar Group Limited.	(28)
10.35	Partial Termination Endorsement to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, filed with the SEC on March 31, 2009.	(29)
10.36	AmTrust Quota Share Termination, dated January 30, 2019.	(13)
10.37	AmTrust Europe Quota Share Termination, dated January 30, 2019.	(13)
10.38	Master Agreement dated as of March 1, 2019, by and among Maiden Holdings, Ltd., Maiden Reinsurance Ltd. and Enstar Group Limited.	(30)
10.39	Adverse Development Cover Agreement by and between Maiden Reinsurance Ltd. and Cavello Bay Reinsurance Limited, dated July 31, 2019	(31)
10.40	Commutation Agreement and Release between Maiden Reinsurance Ltd. and AmTrust International Insurance, dated July 31, 2019	(31)
10.41	Post-Termination Endorsement No. 1 between Maiden Reinsurance Ltd. and AmTrust International Insurance to the Amended and Restated Quota Share Reinsurance Contract, dated July 31, 2019	(31)
10.42	Master Collateral Agreement between Maiden Reinsurance Ltd., Cavello Bay Reinsurance Limited, AmTrust Financial Services, Inc., AmTrust International Insurance, Ltd. and Technology Insurance Company, Inc., dated July 31, 2019	(31)
10.43	Post-Termination Endorsement No. 1 between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC to the Quota Share Reinsurance Contract, dated January 13, 2020	†
10.44	Post-Termination Endorsement No. 2 between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd to the Amended and Restated Quota Share Reinsurance Agreement, dated January 13, 2020	†
21.1	Subsidiaries of the registrant	†
23.1	Consent of Deloitte Ltd.	†
31.1	Section 302 Certification of CEO	†
31.2	Section 302 Certification of CFO	†
32.1	Section 906 Certification of CEO	†
32.2	Section 906 Certification of CFO	†
101.1
The following financial information from Maiden Holdings, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensive Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2019 and 2018; (ii) the Consolidated Statements of Income for the years ended December 31, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.
		†

(1)	Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on Form S-8 filed with the SEC on May 18, 2010 (File No. 333-166934).

(2)	Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on S-8 initially filed with the SEC on January 17, 2020 (File No. 333-235948).

(3)
Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on S-1 initially filed with the SEC on September 17, 2007, subsequently amended and declared effective May 6, 2008 (File No. 333-146137).

(4)	Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on S-3 filed with the SEC on February 7, 2011 (File Nos. 333-172107 and 333-172107-01).

(5)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on March 27, 2012 (File No. 001-34042).

(6)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on August 22, 2012 (File No. 001-34042).

(7)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on November 25, 2013 (File No. 001-34042).

(8)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on November 25, 2015 (File No. 001-34042).

(9)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2016 (File No. 001-34042).

(10)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2017 (File No. 001-34042).

(11)	Incorporated by reference to the filing of such exhibit with the registrant's Proxy Statement on Schedule 14A filed with the SEC on November 8, 2019.

(12)
Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 13, 2012 (File No. 001-34042).

(13)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2019 (File No. 001-34042).

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

(20)
Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 15, 2019 (File No. 001-34042).

(21)
Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2018 filed with the SEC on November 9, 2018 (No. 001-34042).

(22)	Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the SEC on August 8, 2011 (No. 001-34042).

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

(26)	Incorporated by reference to the filing of such exhibit with Amendment No. 3 to the registrant's Registration Statement on S-1 filed with the SEC on April 24, 2008 (No. 333-146137).

(27)
Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2019 filed with the SEC on November 12, 2019 (No. 001-34042).

(28)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2018 (File No. 001-34042).

(29)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2019 (File No. 001-34042).

(30)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2019 (File No. 001-34042).

(31)	Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed with the SEC on August 9, 2019 (No. 001-34042).

† Filed herewith.
* Management contract or compensatory plan or arrangement

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Maiden Holdings, Ltd.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Maiden Holdings, Ltd. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ Deloitte Ltd.

Hamilton, Bermuda
March 18, 2020

We have served as the Company's auditor since 2017.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2019 and 2018
(In thousands of U.S. dollars, except share and per share data)

	2019	2018
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2019 - $1,813,426; 2018 - $3,109,980)	$1,835,518	$3,051,568
Fixed maturities, held-to-maturity, at amortized cost (fair value 2018 - $998,012)	—	1,015,681
Other investments	31,748	23,716
Total investments	1,867,266	4,090,965
Cash and cash equivalents	48,197	200,841
Restricted cash and cash equivalents	59,081	130,148
Accrued investment income	18,331	27,824
Reinsurance balances receivable, net (includes $38,278 from related parties in 2018)	12,181	67,997
Reinsurance recoverable on unpaid losses	623,422	71,901
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $68,433 and $370,037 from related parties in 2019 and 2018, respectively)	77,356	388,442
Funds withheld receivable (includes $632,305 from related parties in 2019)	684,441	27,039
Other assets	9,946	10,700
Assets held for sale	—	103,628
Total assets	$3,568,196	$5,287,460
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $2,272,418 and $2,950,388 from related parties in 2019 and 2018, respectively)	$2,439,907	$3,126,134
Unearned premiums (includes $189,797 and $1,135,913 from related parties in 2019 and 2018, respectively)	220,269	1,200,419
Deferred gain on retroactive reinsurance	112,950	—
Accrued expenses and other liabilities (includes $20,049 and $50,975 from related parties in 2019 and 2018, respectively)	32,444	66,183
Senior notes - principal amount	262,500	262,500
Less unamortized issuance costs	7,592	7,806
Senior notes, net	254,908	254,694
Liabilities held for sale	—	85,114
Total liabilities	3,060,478	4,732,544
Commitments and Contingencies
EQUITY
Preference shares	465,000	465,000
Common shares ($0.01 par value; 88,161,638 and 87,938,537 shares issued in 2019 and 2018, respectively; 83,148,458 and 82,948,577 shares outstanding in 2019 and 2018, respectively)	882	879
Additional paid-in capital	751,327	749,418
Accumulated other comprehensive income (loss)	17,836	(65,616)
Accumulated deficit	(695,794)	(563,891)
Treasury shares, at cost (5,013,180 and 4,989,960 shares in 2019 and 2018, respectively)	(31,533)	(31,515)
Total Maiden shareholders’ equity	507,718	554,275
Noncontrolling interests in subsidiaries	—	641
Total equity	507,718	554,916
Total liabilities and equity	$3,568,196	$5,287,460
See accompanying notes to Consolidated Financial Statements

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

For the Year Ended December 31,	2019	2018
Revenues
Gross premiums written	$(528,593)	$2,017,798
Net premiums written	$(531,850)	$2,014,597
Change in unearned premiums	979,612	11,605
Net premiums earned	447,762	2,026,202
Other insurance revenue	2,841	9,681
Net investment income	97,837	136,285
Net realized gains (losses) on investment	27,860	(1,529)
Total other-than-temporary impairment losses	(165)	(5,832)
Total revenues	576,135	2,164,807
Expenses
Net loss and loss adjustment expenses	452,829	1,880,121
Commission and other acquisition expenses	169,760	654,740
General and administrative expenses	47,218	64,940
Interest and amortization expenses	19,320	19,318
Foreign exchange and other gains, net	(2,719)	(4,461)
Total expenses	686,408	2,614,658
Loss from continuing operations before income taxes	(110,273)	(449,851)
Less: income tax (benefit) expense	(911)	441
Net loss from continuing operations	(109,362)	(450,292)
Loss from discontinued operations, net of income tax	(22,541)	(94,113)
Net loss	(131,903)	(544,405)
Add: net income attributable to noncontrolling interests	—	(219)
Net loss attributable to Maiden	(131,903)	(544,624)
Dividends on preference shares	—	(25,636)
Net loss attributable to Maiden common shareholders	$(131,903)	$(570,260)
Basic and diluted loss from continuing operations per share attributable to Maiden common shareholders	$(1.32)	$(5.74)
Basic and diluted loss from discontinued operations per share attributable to Maiden common shareholders	(0.27)	(1.13)
Basic and diluted loss per share attributable to Maiden common shareholders	$(1.59)	$(6.87)
Weighted average number of common shares - basic and diluted	83,061,259	83,050,362
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

For the Year Ended December 31,	2019	2018
Net loss	$(131,903)	$(544,405)
Other comprehensive income (loss)
Net unrealized holdings gains (losses) on available-for-sale fixed maturities arising during the year	97,135	(108,771)
Adjustment for reclassification of net realized (gains) losses recognized in net loss	(15,440)	27,075
Foreign currency translation adjustment	1,772	2,651
Other comprehensive income (loss), before tax	83,467	(79,045)
Income tax benefit related to components of other comprehensive income	63	45
Other comprehensive income (loss), after tax	83,530	(79,000)
Comprehensive loss	(48,373)	(623,405)
Net income attributable to noncontrolling interests	—	(219)
Other comprehensive (income) loss attributable to noncontrolling interests	(78)	30
Comprehensive income attributable to noncontrolling interests	(78)	(189)
Comprehensive loss attributable to Maiden	$(48,451)	$(623,594)
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars)

For the Year Ended December 31,	2019	2018
Preference shares – Series A, C and D
Beginning balance	$465,000	$465,000
Ending balance	465,000	465,000
Common shares
Beginning balance	879	877
Exercise of options and issuance of common shares	3	2
Ending balance	882	879
Additional paid-in capital
Beginning balance	749,418	748,113
Exercise of options and issuance of common shares	(2)	29
Share-based compensation expense	1,911	1,276
Ending balance	751,327	749,418
Accumulated other comprehensive income (loss)
Beginning balance	(65,616)	13,354
Change in net unrealized gains (losses) on investment	81,758	(81,651)
Foreign currency translation adjustment	1,694	2,681
Ending balance	17,836	(65,616)
Accumulated deficit
Beginning balance	(563,891)	35,472
Net loss attributable to Maiden	(131,903)	(544,624)
Dividends on preference shares	—	(25,636)
Dividends on common shares	—	(29,103)
Ending balance	(695,794)	(563,891)
Treasury shares
Beginning balance	(31,515)	(30,642)
Shares repurchased	(18)	(873)
Ending balance	(31,533)	(31,515)
Noncontrolling interests in subsidiaries
Beginning balance	641	452
Acquisition of minority interest in subsidiaries	(719)	—
Net income attributable to noncontrolling interests	—	219
Foreign currency translation adjustment	78	(30)
Ending balance	—	641
Total equity	$507,718	$554,916
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

For the Year Ended December 31,	2019	2018
Cash flows from operating activities:
Net loss	$(131,903)	$(544,405)
Less: Net loss from discontinued operations	22,541	94,113
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation, amortization and share-based compensation	7,820	6,179
Net realized (gains) losses on investment	(27,860)	1,529
Total other-than-temporary impairment losses	165	5,832
Foreign exchange and other gains, net	(2,719)	(4,461)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	53,440	(824)
Reinsurance recoverable on unpaid losses	(438,489)	(47,127)
Accrued investment income	9,476	752
Deferred commission and other acquisition expenses	172,871	(9,574)
Funds withheld receivable	(85,062)	(12,887)
Other assets	(5,181)	68,400
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(121,102)	685,654
Unearned premiums	(560,609)	(25,106)
Accrued expenses and other liabilities	(33,597)	(14,190)
Net cash (used in) provided by continuing operations	(1,140,209)	203,885
Net cash used in discontinued operations	(2,392)	(21,596)
Net cash (used in) provided by operating activities	(1,142,601)	182,289
Cash flows from investing activities:
Purchases of fixed maturities	(2,015,407)	(997,137)
Purchases of other investments	(8,788)	(18,383)
Net proceeds from sale of discontinued operations	—	255,917
Proceeds from sales of fixed maturities - available-for-sale	1,032,438	367,346
Proceeds from maturities, paydowns and calls of fixed maturities	1,906,947	320,203
Proceeds from sale and redemption of other investments	858	2,161
Other, net	3,242	(2,063)
Net cash provided by (used in) investing activities for continuing operations	919,290	(71,956)
Net cash (used in) provided by investing activities for discontinued operations	(6,113)	104,855
Net cash provided by investing activities	913,177	32,899
Cash flows from financing activities:
Issuance of common shares	—	31
Repurchase of common shares	(18)	(873)
Dividends paid – Maiden common shares	—	(41,555)
Dividends paid – preference shares	—	(25,636)
Net cash used in financing activities	(18)	(68,033)
Effect of exchange rate changes on foreign currency cash	(382)	(1,556)
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(229,824)	145,599
Cash and cash equivalents and restricted cash and cash equivalents, beginning of year	337,102	191,503
Cash and cash equivalents and restricted cash and cash equivalents, end of year	107,278	337,102
Less: cash and restricted cash and equivalent of discontinued operations, end of year	—	(6,113)
Cash and restricted cash and equivalents of continuing operations, end of year	$107,278	$330,989
Reconciliation of cash and restricted cash reported within Consolidated Balance Sheets:
Cash and cash equivalents, end of year	$48,197	$200,841
Restricted cash and cash equivalents, end of year	59,081	130,148
Total cash and cash equivalents and restricted cash and equivalents, end of year	$107,278	$330,989

Non-cash investing activities
Investments transferred out related to partial Termination Amendment and Commutation	$599,613	$176,865
Investments transferred out for transactions under remaining AmTrust Quota Share business	812,068	—
Investments transferred out related to discontinued operations	68,262	—

Supplemental information on cash flows
Interest paid	$32,702	$19,106
Taxes paid	192	524
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

1. Organization
Maiden Holdings, Ltd. (sometimes referred to as "Maiden Holdings" or "Parent Company") is a Bermuda-based holding company. Together with its subsidiaries (collectively referred to as the "Company", "We" or "Maiden"), Maiden previously focused on serving the needs of regional and specialty insurers in the United States of America ("U.S."), Europe and select other global markets. The Company operates internationally through Maiden Global Holdings, Ltd. ("Maiden Global") providing branded auto and credit life insurance products through insurer partners to retail clients in the EU and other global markets. These products also produce reinsurance programs which are underwritten by Maiden Reinsurance Ltd. ("Maiden Reinsurance"). Maiden Reinsurance does not underwrite any direct insurance business. Certain international credit life business is written on a primary basis by Maiden Life Försäkrings AB ("Maiden LF") and general insurance business is written on a primary basis by Maiden General Försäkrings AB ("Maiden GF"). We are not presently actively underwriting reinsurance business. We are also running off the liabilities associated with AmTrust Financial Services, Inc. ("AmTrust") contracts we terminated in early 2019 as discussed below.
Strategic Review
Since 2018, we have engaged in a series of strategic measures that have dramatically reduced the required regulatory capital needed to operate our business, materially strengthened our solvency ratios, re-domiciled Maiden Reinsurance to Vermont in the U.S. and ceased active reinsurance underwriting. During that time, we significantly increased our estimate of ultimate losses and loss reserves while purchasing reinsurance protection against further loss reserve volatility and as a result, have improved the ultimate economic value of the Company. We believe these measures have given the Company the ability to more flexibly allocate capital to those activities most likely to produce the greatest returns for shareholders.
The measures we ultimately have taken were initiated in early 2018, when our Board of Directors initiated a review of strategic alternatives (the "Strategic Review") to evaluate ways to increase shareholder value after a period of continuing higher than targeted combined ratios and lower returns on equity than planned.
In addition, as of December 31, 2018, both the Company and its subsidiary Maiden Reinsurance failed to meet their requirements to hold sufficient capital to cover their respective enhanced capital requirements (“ECR”). The Company had communicated such conditions to the Bermuda Monetary Authority ("BMA") and is following the guidelines of a reportable “event” as stipulated by Bermuda insurance law.
As part of both the Strategic Review and the remediation measures implemented to cure the breach of the ECR, a series of transactions were entered into including: (1) completed the sale of Maiden Reinsurance North America, Inc. ("Maiden US") on December 27, 2018; (2) Maiden Reinsurance's shareholders, Maiden Holdings and Maiden Holdings North America, Ltd. ("Maiden NA"), made capital injections of $125,000 on December 31, 2018 and $70,000 on January 18, 2019 to Maiden Reinsurance from the sale proceeds of Maiden US; (3) entered into a partial termination amendment ("Partial Termination Amendment") with AmTrust effective January 1, 2019 which amended the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary AmTrust International Insurance, Ltd. (“AII”) (as more fully described in "Note 8 - Reinsurance"); (4) entered into amendments which terminated the AmTrust Quota Share and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC") effective January 1, 2019 (these transactions are broadly referred to herein as the "Final AmTrust QS Terminations"); (5) entered into the Loss Portfolio Transfer and Adverse Development Cover Agreement ("LPT/ADC Agreement") with Enstar Group Limited ("Enstar') pursuant to the revised Master Transaction Agreement entered into on March 1, 2019; and (6) entered into a Commutation and Release Agreement with AmTrust to commute certain workers' compensation business with AII as of January 1, 2019.
As a result of the completion of these steps, both the Company and Maiden Reinsurance have sufficient capital in excess of the respective ECR requirements. Please see below for additional details regarding the LPT/ADC Agreement and the Commutation and Release Agreement.
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
Sale of U.S. treaty reinsurance operations
The sale of the U.S. treaty reinsurance business occurred in two parts:
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

1. Organization (continued)
(b) On December 27, 2018, the Company completed its sale agreement ("U.S. Sale Agreement") with Enstar Holdings (US) LLC ("Enstar U.S."), pursuant to which Maiden NA sold Maiden US to Enstar U.S. Pursuant to and subject to the terms of the U.S. Sale Agreement: (i) Maiden NA sold, and Enstar U.S. purchased, all of the outstanding common shares of Maiden US (“Maiden US Sale”) for gross consideration of $286,375; (ii) Cavello Bay Reinsurance Limited ("Cavello"), Enstar’s Bermuda reinsurance affiliate, and Maiden Reinsurance entered into an agreement pursuant to which certain quota share reinsurance contracts between Maiden US and Maiden Reinsurance were novated to Cavello for a ceding commission Maiden Reinsurance of $12,250; (iii) Cavello and Maiden Reinsurance also entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the Company’s U.S. treaty reinsurance business held by Maiden Reinsurance were retroceded to Cavello in exchange for a $1,750 ceding commission; and (iv) Maiden Reinsurance provided Enstar with a reinsurance cover for loss reserve development, up to a maximum of $25,000, when losses are more than $100,000 in excess of the net loss and loss adjustment expenses recorded as of June 30, 2018, for no additional consideration.
As discussed above, Maiden NA completed the sale of Maiden US to Enstar U.S. for gross consideration of $286,375, which was subject to certain post-closing adjustments. In conjunction with the completion of the LPT/ADC Agreement discussed below, on July 31, 2019, Maiden NA and Enstar U.S. waived the post-closing adjustments set forth in the U.S. Sale Agreement and agreed to terminate the $25,000 excess of loss reinsurance agreement that Maiden Reinsurance provided to Enstar in relation to the Maiden US loss reserves acquired by Enstar. As a result of these agreements, Maiden recorded a net additional loss from discontinued operations of $16,714 for the year ended December 31, 2019.
The Company determined that the sale of the U.S. treaty reinsurance operations represented a strategic shift that has a major effect on its ongoing operations and financial results and that all of the held for sale criteria were met. Accordingly, all transactions related to the U.S. treaty reinsurance operations have been reported and presented as part of discontinued operations. Please refer to "Note 2. Significant Accounting Policies" and "Note 6. Discontinued Operations" for additional information regarding the effect of the reclassifications on the Company's Consolidated Financial Statements.
LPT/ADC Agreement with Enstar
Pursuant to the LPT/ADC Agreement dated as of July 31, 2019 and effective as of January 1, 2019 entered into between Maiden Reinsurance and Cavello, Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2,178,535 retention up to $600,000, in exchange for a retrocession premium of $445,000. The $2,178,535 retention is subject to adjustment for paid losses subsequent to December 31, 2018.
The LPT/ADC Agreement provides Maiden Reinsurance with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and therefore has been accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445,000 result in a deferred gain which will be recognized over the settlement period in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. At December 31, 2019, the deferred gain liability recorded for retroactive reinsurance under the LPT/ADC Agreement was $112,950. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
Under the terms of the LPT/ADC Agreement, the covered losses associated with the commutation with AmTrust, as discussed below in Commutation and Release Agreement - AmTrust Quota Share, are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786.
Settlement of funding for the LPT/ADC Agreement occurred on August 12, 2019 and Maiden Reinsurance paid Enstar approximately $7,261 in interest related to the LPT/ADC Agreement premium, calculated at the rate of 2.64% per annum from January 1, 2019 through August 12, 2019.
Commutation and Release Agreement - AmTrust Quota Share
Effective July 31, 2019, Maiden Reinsurance and AII entered into the Commutation and Release Agreement which provided for AII to re-assume all reserves ceded by AII to Maiden Reinsurance with respect to: (a) all losses incurred in Accident Year 2017 and Accident Year 2018 under California workers' compensation policies and as defined in the AmTrust Quota Share ("Commuted California Business"); and (b) all losses incurred in Accident Year 2018 under New York workers' compensation policies ("Commuted New York Business" and together with the Commuted California Business "Commuted Business") in exchange for the release and full discharge of Maiden Reinsurance from all of its obligations to AII with respect to the Commuted Business. The Commuted Business excludes any business classified by AII as Specialty Program or Specialty Risk business.
Maiden Reinsurance transferred cash and invested assets in the amount of $312,786 ("Commutation Payment") which is the sum of the net ceded reserves in the amount of $330,682 with respect to the Commuted Business as of December 31, 2018 less payments in the amount of $17,896 made by Maiden Reinsurance with respect to the Commuted Business from January 1, 2019 through July 31, 2019. Settlement of the Commutation Payment occurred on August 12, 2019 and Maiden Reinsurance paid AII approximately $6,335 in interest related to the Commutation Payment premium, calculated at the rate of 3.30% per annum from January 1, 2019 through August 12, 2019. Maiden Reinsurance received a no objection letter from the BMA regarding the Commutation and Release Agreement.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

1. Organization (continued)
Re-domestication of Maiden Reinsurance
During the fourth quarter of 2019, our principal operating subsidiary, Maiden Reinsurance, submitted the necessary filings to discontinue its operations from Bermuda and to apply to be licensed and re-domesticate to the State of Vermont in the U.S. Filings were made with the Vermont Department of Financial Regulation ("Vermont DFR"), the Vermont Secretary of State as well as with the BMA to provide notice of the Company's intent to discontinue from Bermuda and re-domesticate to Vermont. Maiden Reinsurance completed the re-domestication to the State of Vermont on March 16, 2020.
We have determined that re-domiciling Maiden Reinsurance to Vermont will enable us to better align our operations, capital and resources with our liabilities, which originate mostly in the U.S., resulting in a more efficient structure.The re-domestication, in combination with the Strategic Review previously taken and undertaken in close consultation with the BMA to de-risk the Company’s balance sheet, is expected to continue to strengthen the Company’s capital position and solvency ratios. While the Vermont DFR will become the group supervisor for the Company, the re-domestication does not apply to the parent holding company which remains a Bermuda-based holding company. Securities issued by Maiden Holdings are not affected by the re-domestication of Maiden Reinsurance to Vermont.
Segments
As a result of the strategic decision to divest all of the Company's U.S. treaty reinsurance operations noted above, the Company revised the composition of its reportable segments. As described in more detail under “Note 3 — Segment Information”, the reportable segments include: (i) Diversified Reinsurance which consists of a portfolio of property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe; and (ii) AmTrust Reinsurance which includes all business ceded to Maiden Reinsurance from subsidiaries of AmTrust. In addition to these reportable segments, the results of operations of the former National General Holdings Corporation Quota Share ("NGHC Quota Share") segment, which was commuted in November 2019, is included in the "Other" category. Certain prior year comparatives have been reclassified to conform to this new presentation.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies
Basis of Reporting and Consolidation — These Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP") and include the accounts of Maiden Holdings and all of its subsidiaries. These Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the period and all such adjustments are of a normal recurring nature. All significant intercompany transactions and accounts have been eliminated. Certain prior year comparatives have been reclassified to conform to the current year presentation. The effect of these reclassifications had no impact on previously reported shareholders' equity or net loss.
As part of the Strategic Review initiated by the Company's Board of Directors in 2018, the Company made the strategic decision to divest its U.S. treaty reinsurance operations through the sale of Maiden US, completed on December 27, 2018, which had a major effect on its ongoing operations and financial results. Accordingly, all of the remaining assets and liabilities related to the true up of sale consideration are classified as held for sale in the Consolidated Balance Sheet as at December 31, 2018. The operating results of the Company's U.S. treaty reinsurance business for the years ended December 31, 2019 and 2018 have been reclassified and presented as part of discontinued operations in the Consolidated Statements of Income.
Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations except for net loss, net loss attributable to Maiden and net loss attributable to Maiden common shareholders. Please see “Note 6 — Discontinued Operations" for additional information related to discontinued operations.
Estimates — The preparation of U.S. GAAP Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. The significant estimates include, but are not limited to, reserve for loss and loss adjustment expenses ("loss and LAE") and deferred gain on retroactive reinsurance; recoverability of reinsurance balances receivable, reinsurance recoverable on unpaid losses and deferred commission and other acquisition expenses; valuation of financial instruments and deferred tax assets; and the determination of other-than-temporary impairment ("OTTI") of investments.
Investments — The Company has historically classified its fixed maturity investments as either available-for-sale ("AFS") or held-to-maturity ("HTM"). The AFS portfolio is reported at fair value and any unrealized gains or losses are reported as a component of accumulated other comprehensive income ("AOCI"). The HTM portfolio at December 31, 2018 included securities for which the Company had the ability and intent to hold to maturity or redemption and was reported at amortized cost. When a security was transferred from AFS to HTM, the fair value at the time of transfer, adjusted for subsequent amortization, became the security's amortized cost. The net unrealized holdings gains of securities transferred from AFS to HTM at the designation date continue to be reported in the carrying value of the HTM securities and is amortized through other comprehensive income over the remaining life of the securities using the effective yield method in a manner consistent with the amortization of any premium or discount. When a security transferred from HTM to AFS, the security’s amortized cost basis carried over to the AFS category for subsequent amortization of the historical premium or discount, comparisons of fair value and amortized cost for determining unrealized holding gains and losses, and required disclosures of amortized cost. The difference between the security’s amortized cost and fair value at the date of transfer into the AFS portfolio is recognized as an unrealized gain or loss and recorded in AOCI.
Due to the termination of both AmTrust quota share contracts effective January 1, 2019, the Company no longer believed that it had the positive ability to hold the securities in the HTM portfolio to maturity because this portfolio served as part of the collateral for the AmTrust Reinsurance segment loss reserves. Therefore, the Company reclassified and transferred all HTM securities to the AFS portfolio in the first quarter of 2019. Please see "Note 4 — Investments" for further details.
The fair value of fixed maturity investments is generally determined from quotations received from third-party nationally recognized pricing services ("Pricing Service"), or when such prices are not available, by reference to broker or underwriter bid indications. Short-term investments comprise securities due to mature within one year of the date of purchase. The Company held no short-term investments as at December 31, 2019 and 2018.
The Company's other investments comprise of unquoted investments. The Company accounts for its unquoted other investments at fair value in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 944-325, "Financial Services - Insurance - Investments - Other" ("ASC 944-325"). Unquoted other investments are comprised of investments in limited partnerships, which are reported at fair value based on the financial information received from the fund managers and other information available to management with changes in fair value recognized in net income, as well as investments in start-up insurance entities which are reported at fair value using recent private market transactions.
Investments made by special purpose vehicles focused on lending activities are carried at cost less impairment, if any. Any indication of impairment is recognized in income when determined.
Purchases and sales of investments are recorded on a trade date basis. Realized gains or losses on sales of investments are determined based on the first in first out cost method. Net investment income is recognized when earned and includes accrued interest and dividend income together with amortization of market premiums and discounts using the effective yield method, net of investment management fees. For U.S. government agency mortgage-backed securities ("Agency MBS") and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)
A security is potentially impaired when its fair value falls below its amortized cost. On a quarterly basis, all potentially impaired securities are reviewed to determine whether the impairment is temporary or OTTI. OTTI assessments are inherently judgmental, especially where securities have experienced severe declines in fair value over a short period. The Company's review process begins with a quantitative analysis to identify securities to be further evaluated for potential classification as OTTI. For all identified securities, further fundamental analysis is performed that considers, but is not limited to, the following quantitative and qualitative factors: historic and implied volatility of the security; length of time and extent to which the fair value has been less than amortized cost; adverse conditions specifically related to the security or to specific conditions in an industry or geographic area; failure, if any, of the issuer of the security to make scheduled payments; and recoveries or additional declines in fair value subsequent to the balance sheet date.
The Company recognizes OTTI losses within earnings for its impaired fixed maturity securities (i) for which the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery and (iii) for those securities which have a credit loss. In assessing whether a credit loss exists, the Company compares the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into (i) the amount of the total impairment related to the credit loss and (ii) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in other comprehensive income. In periods after the recognition of OTTI on the fixed maturity securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For fixed maturity securities in which an OTTI loss was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be amortized into net investment income.
As the Company's investment portfolio is the largest component of its consolidated assets, any OTTI on fixed maturity securities could be material to the Company's financial condition and results particularly during periods of dislocation in the financial markets.
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

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in the Level 3 hierarchy. The Company uses prices and inputs that are current as at the measurement date. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause a financial instrument to be reclassified between levels.
For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in the Level 1 fair value hierarchy. The Company receives the quoted market prices from the Pricing Service which is a third-party nationally recognized provider. When quoted market prices are unavailable, the Company utilizes the Pricing Service to determine an estimate of fair value. The fair value estimates are included in the Level 2 fair value hierarchy. The Company challenges any prices for its investments which are considered not to be representative of fair value. If quoted market prices and estimates from the Pricing Service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that investment being valued or through consensus pricing of a pricing service. The Company determines whether the fair value estimate is in the Level 2 or Level 3 hierarchy depending on the level of observable inputs available when estimating fair value. The Company bases its estimates of fair values for assets on the bid price as it represents the price a third-party market participant would be willing to pay in an orderly transaction.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)
Cash and Cash Equivalents — The Company maintains cash accounts in several banks and brokerage institutions. Cash equivalents consist of investments in money market funds and short-term investments with an original maturity of 90 days or less and are stated at cost, which approximates fair value. Restricted cash and cash equivalents are separately reported in the Consolidated Balance Sheets. The Company maintains certain cash and investments in trust accounts used primarily as collateral for unearned premiums and loss and LAE reserves owed to insureds. The Company is required to maintain minimum balances in these restricted accounts based on pre-determined formulas. Please see "Note 4. (e) Investments" for additional details.
Premiums and Related Expenses — For pro-rata contracts and excess-of-loss contracts where no deposit or minimum premium is specified in the contract, premium written is recognized based on estimates of ultimate premiums provided by the ceding companies. Initial estimates of premium written are recognized in the period in which the underlying risks are incepted. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined. Reinsurance premiums assumed are generally earned on a pro-rata basis over the terms of the underlying policies or reinsurance contracts. Contracts and policies written on a "losses occurring" basis cover claims that may occur during the term of the contract or policy, which is typically twelve months. Accordingly, the premium is earned evenly over the term. Contracts which are written on a "risks attaching" basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period.
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
Assumed and ceded reinsurance contracts that lack a significant transfer of risk are treated as deposits. No deposit contracts are held as at December 31, 2019 and 2018.
Acquisition expenses represent the costs of writing business that vary with, and are primarily related to, the production of that business. Policy and contract acquisition expenses, including assumed commissions, are deferred and recognized as expense as the related premiums are earned.
The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable. A premium deficiency is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition expenses less anticipated investment income exceed unearned premiums.
Loss and Loss Adjustment Expenses Incurred — Loss and LAE represent the estimated ultimate net costs of all reported and unreported losses incurred through December 31 of the latest fiscal year. The reserve for loss and LAE is estimated using a statistical analysis of actuarial data and is not discounted for the time value of money. Although considerable variability is inherent in the estimates of reserves for loss and LAE, management believes that the reserve for loss and LAE is adequate based on known information to date. In estimating loss reserves, the Company utilizes a variety of standard actuarial methods. These estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes available. Such adjustments are included and reported in current operations as favorable or unfavorable prior period development.
Reinsurance — Reinsurance premiums and loss and LAE ceded to other companies are accounted for on a basis consistent with those used in accounting for original policies issued and pursuant to the terms of the reinsurance contracts. The Company records premiums earned and loss and LAE incurred and ceded to other companies as reduction of premium revenue and loss and LAE, respectively. The unexpired portion of reinsurance purchased by the Company (retrocession or reinsurance premiums ceded) is included in other assets and amortized over the contract period in proportion to the amount of insurance protection provided. The ultimate amount of premiums, including adjustments, is recognized as premiums ceded and amortized over the applicable contract period to which they apply. Premiums earned are reported net of reinsurance in the Consolidated Statements of Income.
Reinsurance recoverable on unpaid losses relate to the portion of reserves and paid losses and LAE that are ceded to other companies. Reinsurance recoverable on unpaid losses are separately recorded as an asset in the Consolidated Balance Sheets. The Company remains contingently liable for all loss payments in the event of failure to collect from reinsurers.
Accounting for Retroactive Reinsurance Agreements - Retroactive reinsurance agreements are reinsurance agreements under which a reinsurer agrees to reimburse the Company as a result of past insurable events. For these agreements, the excess of the amounts ultimately collectible under the agreement over the consideration paid is recognized as a deferred gain liability which is amortized into income over the settlement period of the ceded reserves once the paid losses have exceeded the minimum retention. The amount of the deferral is recalculated each period based on actual loss payments and updated estimates of ultimate losses. If the consideration paid exceeds the ultimate losses collectible under the agreement, the net loss on the retroactive reinsurance agreement is recognized within income immediately.
On July 31, 2019, Maiden Reinsurance entered into the LPT/ADC Agreement as discussed in "Note 1 — Organization". This transaction was accounted for as retroactive reinsurance pursuant to U.S. GAAP and a deferred gain liability is recognized for the amount which represents the cumulative adverse development of losses subject to the LPT/ADC Agreement. Amortization of the deferred gain will not begin until paid losses have exceeded the minimum retention under this agreement, which is estimated to be in 2024.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)
Debt Obligations and Deferred Debt Issuance Costs — Costs incurred in issuing debt are capitalized and amortized over the contractual life of the debt. The amortization of these costs are included in interest and amortization expenses in the Consolidated Statements of Income. The unamortized amount of issuance costs is presented as a deduction from the related principal liability for senior notes in the Consolidated Balance Sheets.
Leases — The Company's leases are all currently classified as operating leases and none of them have non-lease components. For operating leases that have a lease term of more than twelve months, the Company recognized a lease liability (presented as part of accrued expenses and other liabilities) and a right-of-use asset (presented as part of other assets) in the Company's Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company used a weighted-average discount rate of 10%, representing its estimated secured incremental borrowing rate, in calculating the present value of the lease liability. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company recognizes the related leasing expense on a straight-line basis over the lease term in the Company's Consolidated Statements of Income.
Goodwill and Intangible Assets — A purchase price that is in excess of the fair value of the net assets acquired arising from a business combination is recorded as goodwill and is not amortized. Other intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized similar to goodwill.
Goodwill and other indefinite life intangible assets were historically tested for impairment on an annual basis or more frequently if events or changes in circumstances indicated that the carrying amount may not be recoverable. Finite life intangible assets were reviewed for indicators of impairment on an annual basis or more frequently if events or changes in circumstances indicated that the carrying amount may not be recoverable, and tested for impairment if appropriate. For purposes of the annual impairment evaluation, goodwill was assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill. The Company had established October 1 as the date for performing the annual impairment tests or when “triggering events” occur or circumstances changed that could have potentially reduced the fair value of a reporting unit below its carrying amount. Goodwill was considered impaired if the carrying amount of the reporting unit exceeded its fair value. If goodwill or other intangible assets were impaired, they were written down to their estimated fair values with a corresponding loss reflected in the Consolidated Statements of Income.
The announced sale of the Company's U.S. treaty reinsurance operations resulted in a triggering event and consequently during the year ended December 31, 2018, the remaining balance of goodwill and intangible assets was written off as they were deemed to be permanently impaired due to the sale of the U.S. treaty reinsurance renewal rights and the sale of the U.S. Diversified Reinsurance business. Please refer to "Note 6 — Discontinued Operations" for further details of this disposal.
Noncontrolling Interests — The Company accounts for noncontrolling interests in subsidiaries in accordance with ASC Topic 810 "Consolidations", and presents any noncontrolling shareholders' interest in the equity section of the Consolidated Balance Sheets. Net income attributable to noncontrolling interests is presented separately in the Consolidated Statements of Income. There are no remaining noncontrolling interests in subsidiaries as at December 31, 2019.
Income Taxes — The Company accounts for income taxes using ASC Topic 740 "Income Taxes" for subsidiaries operating in taxable jurisdictions. Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made.
U.S. GAAP allows for the recognition of tax benefits of uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties would be included as income tax expense. The Company has not recorded or accrued any interest or penalties during the years ended December 31, 2019 and 2018.
Share-Based Compensation Expense — The Company is authorized to issue restricted share awards and units, performance based restricted share units ("PB-RSUs"), share options and other equity-based awards to its employees and directors. The Company recognizes the compensation expense for share options, restricted share and share unit grants, based on the fair value of the award on the date of grant, over the requisite service vesting period. Forfeitures are accounted for when they occur. The estimated fair value of the grant will be amortized ratably over its vesting period as a charge to compensation expense (a component of general and administrative expenses) and an increase to additional paid-in capital in Consolidated Shareholders’ Equity.
The estimated fair value of the PB-RSUs is recognized as a charge to compensation expense and an increase to additional paid-in capital in Consolidated Shareholders’ Equity following the satisfaction of certain criteria during the specified performance period. Forfeitures are accounted for if and when they occur.
Earnings Per Share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding and exclude any dilutive effects of options, restricted share units ("RSUs") and PB-RSUs. Dilutive earnings per share are computed using the weighted-average number of common shares outstanding during the period adjusted for the dilutive impact of share options, RSUs and PB-RSUs.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)
The two-class method is used to determine earnings per share based on dividends declared on common shares and participating securities (i.e. distributed earnings) and participation rights of participating securities in any undistributed earnings. Each unvested restricted share granted by the Company to certain senior leaders is considered a participating security and the two-class method is used to calculate net income attributable to Maiden common shareholders per common share – basic and diluted. However, any undistributed losses are not allocated to the participating securities.
Treasury Shares — Treasury shares include common shares repurchased by the Company and not subsequently cancelled as well as share repurchases from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares. These shares are recorded at cost and result in a reduction of the total Maiden shareholders’ equity in the Consolidated Balance Sheets.
Foreign Currency Transactions — The functional currency of the Company and many of its subsidiaries is the U.S. dollar. For these companies, monetary assets and liabilities denominated in foreign currencies are translated at year-end exchange rates, with resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. Monetary assets and liabilities include cash and cash equivalents, reinsurance balances receivable, reinsurance recoverable on unpaid losses, funds withheld receivable, reserve for loss and LAE and accrued expenses and other liabilities. Accounts that are classified as non-monetary such as deferred commission and other acquisition expenses and unearned premiums are not revalued.
Assets and liabilities of foreign subsidiaries and divisions, whose functional currency is not the U.S. dollar, are translated at year-end exchange rates. Revenues and expenses of these entities are translated at average exchange rates during the year. The effects of the foreign currency translation adjustment for foreign entities are included in AOCI. The amount of the cumulative translation adjustment at December 31, 2019 was $(4,160) (2018 - $(5,854)).
Recently Adopted Accounting Standards Updates
Improvements to Non-employee Share-Based Payment Accounting
In June 2018, the FASB issued Accounting Standards Update ("ASU") 2018-07 that simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the guidance, payments to non-employees would be aligned with the requirements for share-based payments granted to employees as FASB viewed the awards to both employees and non-employees to be economically similar and thus two different accounting models were not justified. The Company currently measures directors’ share-based payment awards at fair value as at their grant date; therefore the adoption of this standard on January 1, 2019 did not have any impact on the Company’s Consolidated Financial Statements.
Codification Improvements
In July 2018, the FASB issued ASU 2018-09 which includes clarifications to existing codifications or corrections of unintended application of guidance not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this update include items raised for board consideration through the codification's feedback system that met the scope of this project, making the due diligence process necessary. The amendments affect a wide variety of topics in the codification and apply to all reporting entities within the scope of the affected accounting guidance. None of the topics deemed applicable upon adoption of this standard on January 1, 2019 had a material impact on the financial statements.
Topic 842, Leases
In July 2018, the FASB issued ASU 2018-11 for targeted improvements related to ASU 2016-02 which provide entities with an additional transition method to apply the new leasing standard. Under the new optional transition method, an entity initially applies ASC 842 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Topic 842 became effective for the Company during the first quarter of 2019 and was applied using a modified retrospective approach by electing the additional transition method permitted by ASU 2018-11. Under the additional transition method, the Company's reporting for the comparative periods presented in its financial statements will be in accordance with the pre-effective date lease accounting requirements under Topic 840.
The Company adopted Topic 842 effective on January 1, 2019, by electing as a package the practical expedients permitted under the transition guidance of Topic 842, and applied consistently to all leases that had commenced before the effective date of adoption. The package of practical expedients allowed the Company to not reassess the following: whether any expired or existing contracts are or contain leases; the lease classification for any expired or existing leases; and initial direct costs for any existing leases. In addition to electing the package of practical expedients, the Company made an accounting policy election to account for non-lease components separately from lease components. Furthermore, the Company made an accounting policy election not to recognize leases with an initial term of twelve months or less in the Company's Consolidated Balance Sheets.
The adoption of this standard on January 1, 2019 impacted the Company’s Consolidated Balance Sheets by recognizing a lease liability within accrued expenses and other liabilities of $2,342 with an equivalent amount for the right-of-use asset presented as part of other assets, but the adoption did not have any impact on its results of operations or cash flows.
Please refer to "Note 11. Commitments and Contingencies f) Operating Lease Commitments" for further disclosures regarding the impact of the adoption of Topic 842 in 2019.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08 to amend the amortization period for certain purchased callable debt securities held at a premium. U.S. GAAP historically excluded certain callable debt securities from consideration of early repayment of principal even if the holder was certain that the call option would be exercised. As a result, upon the exercise of a call option on a callable debt security held at a premium, the unamortized premium was then recorded as a loss in earnings. The amendments in ASU 2017-08 affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. The amendments shorten the amortization period for certain callable debt securities held at a premium and require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.
The Company holds a number of fixed maturities with callable features on its Consolidated Balance Sheets which includes certain securities purchased at a premium that are being amortized over their contractual maturity period. The Company has always handled the amortization of any premiums by amortizing to the earliest effective maturity date (including call dates); therefore, the adoption of this guidance on January 1, 2019 did not have any impact on its Consolidated Financial Statements.
Recently Issued Accounting Standards Not Yet Adopted
Accounting for Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments: Credit Losses (Topic 326)" replacing the "incurred loss" impairment methodology with an approach based on "expected losses" to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance requires financial assets to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 also modified the accounting for AFS debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments: Credit Losses Available-for-Sale Debt Securities. Credit losses relating to AFS debt securities will be recorded through an allowance for credit losses rather than under the current OTTI methodology.
In April 2019, the FASB issued ASU 2019-04 for targeted improvements related to ASU 2016-13 which clarify that an entity should include all expected recoveries in its estimate of the allowance for credit losses. In addition, for collateral dependent financial assets, the amendments mandate that an allowance for credit losses that is added to the amortized cost basis of the financial asset should not exceed amounts previously written off. It also clarifies FASB’s intent to include all reinsurance recoverables within the scope of Topic 944 to be within the scope of Subtopic 326-20, regardless of the measurement basis of those recoverables. The Company's reinsurance balances receivable and reinsurance recoverable on unpaid losses are its most significant financial assets within the scope of ASU 2016-13.
The guidance is effective for public business entities, excluding entities eligible to be smaller reporting companies ("SRCs") as defined by the SEC, for annual periods beginning after December 15, 2019, and interim periods therein. The guidance is effective for all other entities, including public entities eligible to be SRCs, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As of December 31, 2019, the Company qualified for SRC status, as determined on the last business day of its most recent second quarter, and is thus eligible to follow the reporting deadlines and effective dates applicable to SRCs. Therefore Topic 326 will not be effective until the 2023 fiscal year. The Company continues to evaluate the impact of this guidance on its results of operations, financial condition and liquidity.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information
The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. Our AmTrust Reinsurance segment includes all business ceded to by AmTrust, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share, which are in run-off effective January 1, 2019. In addition to our reportable segments, the results of operations of the former NGHC Quota Share segment, which was commuted in November 2019, have been included in the "Other" category. Please refer to "Note 10. Related Party Transactions" for additional information.
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
The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. General and administrative expenses are allocated to the reportable segments on an actual basis except salaries and benefits where management’s judgment is applied; however general corporate expenses are not allocated to the segments. In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, loan to related party, restricted cash and investments, and funds withheld receivable. All remaining assets are allocated to Corporate.
As discussed in "Note 1. Organization" and "Note 10. Related Party Transactions", the Partial Termination Amendment and the termination of the remaining business with AmTrust effective January 1, 2019 resulted in a significant reduction in gross premiums written. This was due to the return of unearned premium on certain lines covered by the Partial Termination Amendment, with no new business written in 2019 as a result of the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share. The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net loss from continuing operations:

For the Year Ended December 31, 2019	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$52,408	$(581,001)	$—	$(528,593)
Net premiums written	$49,151	$(581,001)	$—	$(531,850)
Net premiums earned	$83,691	$364,071	$—	$447,762
Other insurance revenue	2,841	—	—	2,841
Net loss and LAE	(49,905)	(402,612)	(312)	(452,829)
Commission and other acquisition expenses	(29,898)	(139,862)	—	(169,760)
General and administrative expenses	(8,872)	(2,895)	—	(11,767)
Underwriting loss	$(2,143)	$(181,298)	$(312)	(183,753)
Reconciliation to net loss from continuing operations
Net investment income and realized gains on investment				125,697
Total other-than-temporary impairment losses				(165)
Interest and amortization expenses				(19,320)
Foreign exchange and other gains, net				2,719
Other general and administrative expenses				(35,451)
Income tax benefit				911
Net loss from continuing operations				$(109,362)

Net loss and LAE ratio(1)	57.7%	110.6%		100.5%
Commission and other acquisition expense ratio(2)	34.5%	38.4%		37.6%
General and administrative expense ratio(3)	10.3%	0.8%		10.5%
Expense ratio(4)	44.8%	39.2%		48.1%
Combined ratio(5)	102.5%	149.8%		148.6%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Year Ended December 31, 2018	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$131,518	$1,886,280	$—	$2,017,798
Net premiums written	$129,319	$1,885,278	$—	$2,014,597
Net premiums earned	$112,487	$1,913,715	$—	$2,026,202
Other insurance revenue	9,681	—	—	9,681
Net loss and LAE	(71,441)	(1,806,995)	(1,685)	(1,880,121)
Commission and other acquisition expenses	(38,749)	(615,991)	—	(654,740)
General and administrative expenses	(17,396)	(3,845)	—	(21,241)
Underwriting loss	$(5,418)	$(513,116)	$(1,685)	(520,219)
Reconciliation to net loss from continuing operations
Net investment income and realized losses on investment				134,756
Total other-than-temporary impairment losses				(5,832)
Interest and amortization expenses				(19,318)
Foreign exchange and other gains, net				4,461
Other general and administrative expenses				(43,699)
Income tax expense				(441)
Net loss from continuing operations				$(450,292)

Net loss and LAE ratio(1)	58.5%	94.4%		92.3%
Commission and other acquisition expense ratio(2)	31.7%	32.2%		32.2%
General and administrative expense ratio(3)	14.2%	0.2%		3.2%
Expense ratio(4)	45.9%	32.4%		35.4%
Combined ratio(5)	104.4%	126.8%		127.7%

(1)	Calculated by dividing the net loss and LAE by the sum of net premiums earned and other insurance revenue.

(2)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by adding together the commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Calculated by adding together the net loss and LAE ratio and the expense ratio.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

The following tables summarize the financial position of our reportable segments including the reconciliation to the Company's consolidated total assets at December 31, 2019 and 2018:

December 31, 2019	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$11,729	$—	$11,729
Reinsurance recoverable on unpaid losses	2,773	557,950	560,723
Deferred commission and other acquisition expenses	8,923	68,433	77,356
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	90,614	1,417,139	1,507,753
Funds withheld receivable	52,136	632,305	684,441
Other assets	1,670	—	1,670
Total assets - reportable segments	167,845	2,843,802	3,011,647
Corporate assets	—	—	556,549
Total Assets	$167,845	$2,843,802	$3,568,196

December 31, 2018	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$29,030	$38,278	$67,308
Reinsurance recoverable on unpaid losses	1,743	—	1,743
Deferred commission and other acquisition expenses	18,405	370,037	388,442
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	114,220	3,918,810	4,033,030
Funds withheld receivable	27,039	—	27,039
Other assets	—	640	640
Total assets - reportable segments	190,437	4,495,740	4,686,177
Corporate assets	—	—	497,655
Assets held for sale	—	—	103,628
Total Assets	$190,437	$4,495,740	$5,287,460

The following table shows an analysis of gross and net premiums written and net premiums earned by geographic location for the years ended December 31, 2019 and 2018. In the case of reinsurance business assumed from AmTrust, the table refers to the location of the relevant AmTrust subsidiaries.

For the Year Ended December 31,	2019	2018
Gross premiums written – North America	$(567,380)	$1,591,745
Gross premiums written – Other (predominantly Europe)	38,787	426,053
Gross premiums written – Total	$(528,593)	$2,017,798
Net premiums written – North America	$(567,380)	$1,590,466
Net premiums written – Other (predominantly Europe)	35,530	424,131
Net premiums written – Total	$(531,850)	$2,014,597
Net premiums earned – North America	$363,498	$1,635,855
Net premiums earned – Other (predominantly Europe)	84,264	390,347
Net premiums earned – Total	$447,762	$2,026,202

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)
The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the years ended December 31, 2019 and 2018:

For the Year Ended December 31,	2019		2018
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$49,193	(9.3)%	$129,305	6.4%
Other	(42)	—%	14	—%
Total Diversified Reinsurance	49,151	(9.3)%	129,319	6.4%
AmTrust Reinsurance
Small Commercial Business	(324,311)	61.0%	1,092,615	54.2%
Specialty Program	(25,869)	4.9%	336,847	16.7%
Specialty Risk and Extended Warranty	(230,821)	43.4%	455,816	22.7%
Total AmTrust Reinsurance	(581,001)	109.3%	1,885,278	93.6%
Total Net Premiums Written	$(531,850)	100.0%	$2,014,597	100.0%
The following tables set forth financial information relating to net premiums earned by major line of business and reportable segment for the years ended December 31, 2019 and 2018:

For the Year Ended December 31,	2019		2018
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$83,733	18.7%	$112,473	5.5%
Other	(42)	—%	14	—%
Total Diversified Reinsurance	83,691	18.7%	112,487	5.5%
AmTrust Reinsurance
Small Commercial Business	91,723	20.5%	1,167,581	57.6%
Specialty Program	138,380	30.9%	345,805	17.1%
Specialty Risk and Extended Warranty	133,968	29.9%	400,329	19.8%
Total AmTrust Reinsurance	364,071	81.3%	1,913,715	94.5%
Total Net Premiums Earned	$447,762	100.0%	$2,026,202	100.0%

4. Investments
a) Fixed Maturities
The original or amortized cost, estimated fair value and gross unrealized gains and losses of fixed maturities at December 31, 2019 and 2018 are as follows:

December 31, 2019	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturities:
U.S. treasury bonds	$94,921	$704	$—	$95,625
U.S. agency bonds – mortgage-backed	533,296	6,717	(1,291)	538,722
Non-U.S. government and supranational bonds	11,796	294	(91)	11,999
Asset-backed securities	187,881	821	(532)	188,170
Corporate bonds	981,441	31,140	(15,725)	996,856
Municipal bonds	4,091	55	—	4,146
Total fixed maturity investments	$1,813,426	$39,731	$(17,639)	$1,835,518

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

The Company has historically classified its fixed maturity investments as either AFS or HTM. The HTM portfolio at December 31, 2018 included securities for which we had the ability and intent to hold to maturity or redemption and was reported at amortized cost. However, due to the termination of both AmTrust quota share contracts effective January 1, 2019, the Company no longer believed that it had the positive ability to hold the securities in the HTM portfolio to maturity because the HTM portfolio was part of the collateral for the AmTrust Reinsurance segment loss reserves. Therefore, the Company reclassified and transferred all HTM securities to the AFS portfolio at their fair market value as at March 31, 2019. The carrying value of the HTM securities at the time of transfer was $1,011,878 and the related unrealized gains of $14,230 were added to AOCI.
The contractual maturities of our fixed maturities are shown in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Fixed maturities
December 31, 2019	Amortized cost	Fair value
Maturity
Due in one year or less	$167,277	$165,908
Due after one year through five years	608,912	612,986
Due after five years through ten years	316,060	329,732
	1,092,249	1,108,626
U.S. agency bonds – mortgage-backed	533,296	538,722
Asset-backed securities	187,881	188,170
Total fixed maturities	$1,813,426	$1,835,518

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. agency bonds – mortgage-backed	$31,401	$(257)	$85,008	$(1,034)	$116,409	$(1,291)
Non-U.S. government and supranational bonds	1,824	(22)	701	(69)	2,525	(91)
Asset-backed securities	60,863	(240)	17,594	(292)	78,457	(532)
Corporate bonds	29,692	(305)	159,216	(15,420)	188,908	(15,725)
Total temporarily impaired fixed maturities	$123,780	$(824)	$262,519	$(16,815)	$386,299	$(17,639)

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)
At December 31, 2019, there were approximately 104 securities in an unrealized loss position with a fair value of $386,299 and unrealized losses of $17,639. Of these securities, there were 67 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $262,519 and unrealized losses of $16,815.

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
OTTI
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis should be considered other-than-temporary in accordance with applicable guidance. At December 31, 2019, we determined that unrealized losses on fixed maturities were primarily due to interest rates rising as well as the impact of foreign exchange rate changes on certain foreign currency denominated fixed maturities since their date of purchase. All fixed maturity securities continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed maturity securities that the Company does not plan to sell and for which the Company is not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed maturity portfolio is of high credit quality and believe the amortized cost basis of the securities will be ultimately recovered. The Company continually monitors the credit quality of the fixed maturity investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. For the year ended December 31, 2019, the Company recognized $165 in OTTI charges in earnings on one fixed maturity security (2018 - $5,832 on seventy-two fixed maturity securities).
The following tables summarize the credit ratings of our fixed maturities as at December 31, 2019 and 2018:

December 31, 2019	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$94,921	$95,625	5.2%
U.S. agency bonds	533,296	538,722	29.4%
AAA	99,212	99,542	5.4%
AA+, AA, AA-	101,491	101,467	5.5%
A+, A, A-	540,002	549,479	29.9%
BBB+, BBB, BBB-	438,731	445,202	24.3%
BB+ or lower	5,773	5,481	0.3%
Total fixed maturities(1)	$1,813,426	$1,835,518	100.0%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

December 31, 2018	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$138,625	$139,072	3.4%
U.S. agency bonds	1,615,457	1,582,367	39.1%
AAA	137,172	135,119	3.3%
AA+, AA, AA-	183,142	178,674	4.4%
A+, A, A-	1,132,993	1,113,710	27.5%
BBB+, BBB, BBB-	866,043	848,348	21.0%
BB+ or lower	52,229	52,290	1.3%
Total fixed maturities(1)	$4,125,661	$4,049,580	100.0%

(1)	Based on Standard & Poor’s ("S&P"), or equivalent, ratings
b) Other Investments
The table below shows the fair value of the Company's other investments as at December 31, 2019 and 2018:

December 31,	2019		2018
	Fair Value	% of Total	Fair Value	% of Total
Investment in limited partnerships	$3,077	63.1%	$3,833	71.9%
Other	1,800	36.9%	1,500	28.1%
Total other investments	$4,877	100.0%	$5,333	100.0%

The Company also holds other investments made by special purpose vehicles related to lending activities of $26,871 at December 31, 2019 (2018 - $18,383). These investments are carried at cost less impairment, if any, with any indication of impairment recognized in income when determined. As these investments are carried at cost, they are not included in the table above. Please see "Note 5 - Fair Value Measurements" for additional information.
The Company has remaining unfunded commitments on its investment in limited partnerships of $340 at December 31, 2019 (2018 - $414) and in special purpose vehicles focused on lending activities of $767 at December 31, 2019 (2018 - $7,359).
c) Net Investment Income
Net investment income was derived from the following sources for the years ended December 31, 2019 and 2018:

For the Year Ended December 31,	2019	2018
Fixed maturities	$83,839	$130,333
Funds withheld	20,307	686
Loan to related party	6,983	6,442
Cash and cash equivalents and other	2,931	3,173
	114,060	140,634
Interest expense paid on LPT/ADC Agreement and Commutation Payment(1)	(13,596)	—
Investment expenses	(2,627)	(4,349)
Net investment income	$97,837	$136,285

(1) Interest expense paid on LPT/ADC Agreement and Commutation Payment includes: a) Maiden Reinsurance paid Enstar approximately $7,261 in interest related to the LPT/ADC Agreement premium, calculated at the rate of 2.64% per annum from January 1, 2019 through August 12, 2019; and b) Maiden Reinsurance paid AII approximately $6,335 in interest related to the Commutation Payment premium, calculated at the rate of 3.30% per annum from January 1, 2019 through August 12, 2019. Settlement of funding for the LPT/ADC Agreement and Commutation Payment occurred on August 12, 2019 by Maiden Reinsurance's transfer of cash and invested assets as described in "Note 1. Organization".

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)
d) Net Realized Gains (Losses) on Investment
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables provide an analysis of net realized gains (losses) on investment included in the Consolidated Statements of Income:

For the Year Ended December 31, 2019	Gross gains	Gross losses	Net
Fixed maturities	$43,657	$(15,899)	$27,758
Other investments	102	—	102
Net realized gains (losses) on investment	$43,759	$(15,899)	$27,860

For the Year Ended December 31, 2018	Gross gains	Gross losses	Net
Fixed maturities	$9,314	$(13,118)	$(3,804)
Other investments	2,275	—	2,275
Net realized gains (losses) on investment	$11,589	$(13,118)	$(1,529)
Proceeds from sales of fixed maturities were $1,032,438 and $367,346 for the years ended December 31, 2019, and 2018, respectively. Net unrealized gains (losses) on investments, including those allocated to discontinued operations and classified as held for sale, were as follows at December 31, 2019 and 2018, respectively:

December 31,	2019	2018
Fixed maturities	$22,092	$(59,729)
Deferred income tax	(96)	(33)
Net unrealized gains (losses), net of deferred income tax	$21,996	$(59,762)
Change, net of deferred income tax	$81,758	$(81,651)

The portion of net unrealized losses recognized within net loss for the years ended December 31, 2019 and 2018, respectively, that are related to other investments still held at the end of the respective reporting period were as follows:

For the Year Ended December 31,	2019	2018
Net gains recognized on other investments within net loss for the period	$102	$2,275
Net realized gains recognized on other investments divested during period	(591)	(2,777)
Net unrealized losses recognized on other investments still held at end of period	$(489)	$(502)

e) Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements. The Company utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of these restricted assets were as follows at December 31, 2019 and 2018:

December 31,	2019	2018
Restricted cash – third party agreements	$21,447	$21,420
Restricted cash – related party agreements	37,634	108,728
Total restricted cash	59,081	130,148
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2019 – $65,539; 2018 – $88,841)	65,678	89,596
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2019 – $1,366,873; 2018 – $3,870,731)	1,382,994	3,804,215
Total restricted investments	1,448,672	3,893,811
Total restricted cash and investments	$1,507,753	$4,023,959

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Fair Value Measurements
a) Fair Values of Financial Instruments
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for both assets and liabilities recognized and not recognized within the balance sheet, and for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at December 31, 2019 and 2018.
U.S. government and U.S. agency — Bonds issued by the U.S. Treasury, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association and the Federal National Mortgage Association. The fair values of U.S. treasury bonds are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. The Company believes the market for U.S. treasury bonds is an actively traded market given the high level of daily trading volume. The fair values of U.S. agency bonds are determined using the credit spread above the risk-free yield curve. As the yields for the risk-free yield curve and the credit spreads for these securities are observable market inputs, the fair values of U.S. agency bonds are included in the Level 2 fair value hierarchy.
Non-U.S. government and supranational bonds — These securities are generally priced by independent pricing services. The Pricing Service may use current market trades for securities with similar quality, maturity and coupon attributes. If no such trades are available, the Pricing Service typically uses analytical models which may incorporate credit spreads, interest rate data and market/sector news. As the significant inputs used to price non-U.S. government and supranational bonds are observable market inputs, the fair values are included in the Level 2 fair value hierarchy.
Asset-backed securities — These securities comprise CMBS and CLO originated by a variety of financial institutions that on acquisition are rated BBB-/Baa3 or higher. These securities are priced by independent pricing services. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CMBS and CLO are observable market inputs, the fair values are included in the Level 2 fair value hierarchy.
Corporate and municipal bonds — Bonds issued by corporations, U.S. state and municipality entities or agencies. that on acquisition are rated BBB-/Baa3 or higher. These securities are generally priced by independent pricing services. The credit spreads are sourced from broker/dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, custodian pricing or non-binding quotes are obtained from broker-dealers to estimate fair values. As the significant inputs used to price corporate and municipal bonds are observable market inputs, the fair values are included in the Level 2 fair value hierarchy.
Other investments — Includes unquoted investments comprised of investments in limited partnerships and other investments which includes investments in special purpose vehicles focused on lending activities as well as investments in start-up insurance entities. The fair values of the investments in limited partnerships are determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. The fair value of these investments are measured using the NAV practical expedient and therefore have not been categorized within the fair value hierarchy. If there is a reporting lag between the current period end and the reporting date of the latest available fund valuation, fair values are estimated by starting with the most recently available valuation and adjusting for return estimates as well as any subscriptions and distributions that took place during the current period.
The investments made by special purpose vehicles focused on lending activities are carried at cost less impairment, if any, with any indication of impairment recognized in income when determined. As these investments are carried at cost, they are not included in the fair value hierarchy below.
The fair value of the start-up insurance entities are determined using recent private market transactions and as such, the fair value of these investments are included in the Level 3 fair value hierarchy.
Cash and cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable and certain other assets and liabilities — The carrying values reported in the Consolidated Balance Sheets for these financial instruments approximate their fair value due to their short term nature and are classified within the Level 2 fair value hierarchy.
Loan to related party, reinsurance recoverable on unpaid losses and funds withheld receivable — The carrying values reported in the Consolidated Balance Sheets for these financial instruments approximate their fair value and are included in the Level 2 fair value hierarchy.
Senior notes — The carrying value for these financial instruments includes the principal amounts of the notes less any unamortized issuance costs. The fair values of the senior notes are based on indicative market pricing obtained from a third-party service provider and, as such, are included in the Level 2 fair value hierarchy.
b) Fair Value Hierarchy
The Company’s estimates of fair value for its financial assets and financial liabilities are based on the framework established in ASC 820. The framework is based on the inputs used in the valuation process and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuation methodology whenever available. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active trading markets and the lowest priority to unobservable inputs that reflect significant market assumptions.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Fair Value Measurements (continued)
At December 31, 2019 and 2018, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$95,625	$—	$—	$—	$95,625
U.S. agency bonds – mortgage-backed	—	538,722	—	—	538,722
Non-U.S. government and supranational bonds	—	11,999	—	—	11,999
Asset-backed securities	—	188,170	—	—	188,170
Corporate bonds	—	996,856	—	—	996,856
Municipal bonds	—	4,146	—	—	4,146
Other investments	—	—	1,800	3,077	4,877
Total	$95,625	$1,739,893	$1,800	$3,077	$1,840,395
As a percentage of total assets	2.7%	48.8%	0.1%	0.1%	51.7%

December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$139,072	$—	$—	$—	$139,072
U.S. agency bonds – mortgage-backed	—	1,453,134	—	—	1,453,134
U.S. agency bonds – other	—	129,233	—	—	129,233
Non-U.S. government and supranational bonds	—	10,072	—	—	10,072
Asset-backed securities	—	215,082	—	—	215,082
Corporate bonds	—	1,104,975	—	—	1,104,975
Other investments	—	—	19,883	3,833	23,716
Total	$139,072	$2,912,496	$19,883	$3,833	$3,075,284
As a percentage of total assets	2.6%	55.1%	0.4%	0.1%	58.2%

The Company utilizes the Pricing Service to assist in determining the fair value of its investments; however, management is ultimately responsible for all fair values presented in the Company’s financial statements. This includes responsibility for monitoring the fair value process, ensuring objective and reliable valuation practices, and pricing of assets and liabilities and use of pricing sources. The Company analyzes and reviews the information and prices received from the Pricing Service to ensure that the prices provided represent a reasonable estimate of fair value.
The Pricing Service was utilized to estimate fair value measurements for approximately 99.7% and 99.9% of our fixed maturities at December 31, 2019 and 2018, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At December 31, 2019 and 2018, approximately 0.3% and 0.1%, respectively, of the Level 2 fixed maturities are valued using the market approach. At December 31, 2019 and 2018, one security or $5,481 and one security or $5,676, respectively, of fixed maturities classified as Level 2, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At December 31, 2019 and 2018, the Company has not adjusted any pricing provided to it based on the review performed by its investment managers.
There were no transfers between Level 1 and Level 2 within the fair value hierarchy. During the year ended December 31, 2019, the Company transferred its investment in special purpose vehicles focused on lending activities out of Level 3 within the fair value hierarchy due to a change in accounting policy to report these investments at cost less any impairment instead of fair market value. No other transfers to or from Level 3 occurred during the respective periods.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Fair Value Measurements (continued)
c) Level 3 Financial Instruments
At December 31, 2019, the Company has other investments of $1,800 (December 31, 2018 - $19,883) which includes investments in start-up insurance entities. The fair value of investments in start-up insurance entities was determined using recent private market transactions. Due to significant unobservable inputs in these valuations, the Company classifies the fair value estimate of these other investments as Level 3 within the fair value hierarchy.
d) Financial Instruments not measured at Fair Value
The following table presents the respective carrying value and fair value for the financial instruments not measured at fair value on the Consolidated Balance Sheets:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
HTM – corporate bonds	$—	$—	$957,845	$940,727
HTM - municipal bonds	—	—	57,836	57,285
Total financial assets	$—	$—	$1,015,681	$998,012

Financial Liabilities
Senior Notes - MHLA – 6.625%	$110,000	$86,460	$110,000	$75,240
Senior Notes - MHNC – 7.75%	152,500	137,067	152,500	143,960
Total financial liabilities	$262,500	$223,527	$262,500	$219,200

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

6. Discontinued Operations
Sale of U.S. Treaty Reinsurance operations
As described in "Note 1. Organization", the Company entered into a Renewal Rights transaction with TransRe on August 29, 2018 and subsequently sold Maiden US on December 27, 2018 pursuant to the U.S. Sale Agreement with Enstar U.S. Maiden US was a substantial portion of the Diversified Reinsurance segment, therefore the Company concluded that the sale represented a strategic shift that had a major effect on its ongoing operations and financial results and that all of the held for sale criteria were met. Accordingly, all transactions related to the U.S. treaty reinsurance operations are reported and presented as part of the results from discontinued operations in the Consolidated Statements of Income and any remaining assets and liabilities related to true up of sale consideration are classified as held for sale in the Consolidated Balance Sheet as at December 31, 2018.
As described in "Note 1 — Organization", Cavello and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were retroceded to Cavello on December 27, 2018. Previously, the assets and liabilities related to this business including the retrocession agreement were classified as held for sale, however, a decision has been made to reclassify them as held and used in the current period as it is now considered unlikely that these reserves will be novated in the foreseeable future; therefore, there are no remaining assets and liabilities classified as held for sale as at December 31, 2019. Furthermore, the assets and liabilities related to this business as at December 31, 2018 have been reclassified from held for sale to conform to the current presentation.
The assets and liabilities classified as held for sale in the Consolidated Balance Sheet as at December 31, 2018 comprise:

2018
ASSETS
Fixed maturities, available-for-sale, at fair value	$63,560
Restricted cash and cash equivalents	6,113
Other assets	33,955
Total assets held for sale	$103,628
LIABILITIES
Reserve for loss and loss adjustment expenses	$6,363
Accrued expenses and other liabilities	78,751
Total liabilities held for sale	$85,114
The following table summarizes the major classes of items constituting the net loss from discontinued operations presented on the Consolidated Statements of Income for the years ended December 31, 2019 and 2018:

For the Year Ended December 31,	2019	2018
Gross premiums written	$—	$493,862
Net premiums written	$—	$479,577
Net premiums earned	$—	$618,265
Other insurance revenue	—	—
Net investment income	—	39,265
Net loss and loss adjustment expenses	6,363	(474,711)
Commission and other acquisition expenses	—	(142,946)
General and administrative expenses	(2,392)	(26,739)
Amortization of intangible assets	—	(1,387)
Income from discontinued operations	3,971	11,747
Loss on disposal of discontinued operations	(25,474)	(113,294)
Income tax (expense) benefit	(1,038)	7,434
Loss from discontinued operations, net of income tax	$(22,541)	$(94,113)

As described in "Note 1. Organization", as a result of the Settlement and Commutation Agreement entered into between the Company and Enstar U.S. on July 31, 2019, the Company recorded an additional loss from discontinued operations of $16,714 for the year ended December 31, 2019, which is included in the net loss from discontinued operations of $22,541. The loss on disposal of discontinued operations for the year ended December 31, 2018 primarily includes the impairment of goodwill and intangible assets of $74,196 that was recognized due to the sale of Maiden US, net of the payment received for the sale of the Renewal Rights of $7,500.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

6. Discontinued Operations (continued)
The goodwill and intangible assets historically were subject to annual impairment testing on October 1 or when “triggering events” occurred or circumstances changed that could have potentially reduced the fair value of a reporting unit below its carrying amount. The sale of the Company's U.S. treaty reinsurance operations resulted in a triggering event and consequently during the year ended December 31, 2018, the remaining balance of goodwill and intangible assets were written off as they were deemed permanently impaired.
7. Long-Term Debt
Senior Notes
At December 31, 2019 and 2018, both Maiden Holdings and its wholly owned subsidiary, Maiden NA, have outstanding publicly-traded senior notes which were issued in 2016 and 2013, respectively (the "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following tables detail the issuances outstanding at December 31, 2019 and 2018:

December 31, 2019	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,565	4,027	7,592
Carrying value	$106,435	$148,473	$254,908

December 31, 2018	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,610	4,196	7,806
Carrying value	$106,390	$148,304	$254,694

Other details:
Original debt issuance costs	$3,715	$5,054
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%

The interest expense incurred on the Senior Notes for the year ended December 31, 2019 was $19,106 (2018 - $19,106), of which $1,342 was accrued at both December 31, 2019 and 2018, respectively. The issuance costs related to the Senior Notes were capitalized and are being amortized over the effective life of the Senior Notes. The amortization expense was $214 for the year ended December 31, 2019 (2018 - $212).
Under the terms of the 2013 Senior Notes, the 2013 Senior Notes can be redeemed, in whole or in part after December 1, 2018 at Maiden NA's option at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. Maiden NA is required to give at least thirty and not more than sixty days notice prior to the redemption date. However, as part of the Company's remediation measures, the Company had previously voluntarily undertaken with the BMA to not voluntarily redeem the 2013 Senior Notes without its prior written approval.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

8. Reinsurance
The Company uses reinsurance and retrocessional agreements ("ceded reinsurance") to mitigate volatility, reduce its exposure to certain risks and provide capital support. Additionally, Maiden Reinsurance entered into a number of retrocessional quota share agreements with a highly rated global insurer to cede certain lines of business from both of the Company's reportable segments. Effective July 1, 2018, Maiden Reinsurance commuted all of these retrocessional quota share agreements.
Ceded reinsurance provides for the recovery of a portion of loss and LAE under certain circumstances without relieving the Company of its obligations to the policyholders. The Company remains liable to the extent that any of its reinsurers or retrocessionaires fails to meet their obligations. Loss and LAE incurred and premiums earned are reported after deduction for ceded reinsurance. In the event that one or more of our reinsurers or retrocessionaires are unable to meet their obligations under these agreements, the Company would not realize the full value of the reinsurance recoverable balances. The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the years ended December 31, 2019 and 2018 was as follows:

For the Year Ended December 31,	2019	2018
Premiums written
Direct	$16,637	$11,024
Assumed	(545,243)	2,006,774
Ceded	(3,244)	(3,201)
Net	$(531,850)	$2,014,597
Premiums earned
Direct	$16,118	$10,733
Assumed	434,559	2,032,161
Ceded	(2,915)	(16,692)
Net	$447,762	$2,026,202
Loss and LAE
Gross loss and LAE	$453,478	$1,885,232
Loss and LAE ceded	(649)	(5,111)
Net	$452,829	$1,880,121

As discussed in "Note 1 — Organization", on December 27, 2018, Cavello and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were retroceded to Cavello in exchange for a ceding commission. The balance of reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $62,699 at December 31, 2019 (2018 - $70,158).
On July 31, 2019, Maiden Reinsurance and Cavello entered into the LPT/ADC Agreement, pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2,178,535 retention up to $600,000, in exchange for a retrocession premium of $445,000. The $2,178,535 retention is subject to adjustment for paid losses subsequent to December 31, 2018. Please see "Note 1 — Organization" for further details.
The LPT/ADC Agreement provides Maiden Reinsurance with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445,000 are recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. The amount of the deferral is recalculated each period based on loss payments and updated estimates. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. Reinsurance recoverable on unpaid losses under the retroactive reinsurance agreement was $557,950 while the deferred gain liability was $112,950 as of December 31, 2019. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
Cavello has provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement and is subject to additional collateral funding requirements as explained in "Note 10 — Related Party Transactions". Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts do not exceed $312,786. Cavello's parent company, Enstar, has credit ratings of BBB from both Standard &Poor's and Fitch Ratings at December 31, 2019.
The Company's reinsurance recoverable on unpaid losses balance as at December 31, 2019 was $623,422 (2018 - $71,901) presented in the Consolidated Balance Sheets. At December 31, 2019 and 2018, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses
General
The Company uses both historical experience and industry-wide loss development factors to provide a reasonable basis for estimating future losses. In the future, certain events may be beyond the control of management, such as changes in law, judicial interpretations of law, and rates of inflation, which may favorably or unfavorably impact the ultimate settlement of the Company’s loss and LAE reserves.
The anticipated effect of inflation is implicitly considered when estimating liabilities for loss and LAE. While anticipated changes in claim costs due to inflation are considered in estimating the ultimate claim costs, changes in the average severity of claims are caused by a number of factors that vary with the individual type of policy written. Ultimate losses are projected based on historical trends adjusted for implemented changes in underwriting standards, claims handling, policy provisions, and general economic trends. Those anticipated trends are monitored based on actual development and are modified if necessary.
The reserving process begins with the collection and analysis of paid losses and incurred claims data for each of the Company's contracts. While reserves are mostly reviewed on a contract by contract basis, paid loss and incurred claims data is also aggregated into reserving segments. The segmental data is disaggregated by reserving class and further disaggregated by either accident year (i.e. the year in which the loss event occurred) or by underwriting year (i.e. the year in which the contract generating the premium and losses incepted). The Company in some cases uses underwriting year information to analyze our Diversified Reinsurance segment and subsequently allocate reserves to the respective accident years. The reserve for loss and LAE comprises:

December 31,	2019	2018
Reserve for reported loss and LAE	$1,271,358	$1,619,776
Reserve for losses incurred but not reported ("IBNR")	1,168,549	1,506,358
Reserve for loss and LAE	$2,439,907	$3,126,134
The following table represents a reconciliation of the beginning and ending gross and net loss and LAE reserves:

For the Year Ended December 31,	2019	2018
Gross loss and LAE reserves, January 1	$3,126,134	$2,464,442
Less: reinsurance recoverable on unpaid losses, January 1	71,901	24,883
Net loss and LAE reserves, January 1	3,054,233	2,439,559
Net incurred losses related to:
Current year	328,194	1,431,484
Prior years	124,635	448,637
	452,829	1,880,121
Net paid losses related to:
Current year	(101,654)	(440,315)
Prior years	(1,025,381)	(723,451)
	(1,127,035)	(1,163,766)
Retroactive reinsurance adjustment	(557,950)	—
Effect of foreign exchange rate movements	(5,592)	(23,961)
Other adjustments	—	(77,720)
Net loss and LAE reserves, December 31	1,816,485	3,054,233
Reinsurance recoverable on unpaid losses, December 31	623,422	71,901
Gross loss and LAE reserves, December 31	$2,439,907	$3,126,134

Commencing in 2015, Maiden Reinsurance entered into a number of retrocessional quota share agreements with a highly rated global insurer to cede certain lines of business from both of our reportable segments. Effective July 1, 2018, Maiden Reinsurance commuted all of these retrocessional quota share agreements.
Actuarial Methods Used to Estimate Loss and LAE Reserves
The Company utilizes a variety of standard actuarial methods in its analysis of loss reserves. The selections from these various methods are based on the loss development characteristics of the specific line of business and significant actuarial judgment. The actuarial methods utilized include:
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
The Company underwrote the AmTrust Reinsurance segment from July 1, 2007 until the Final AmTrust QS Terminations effective January 1, 2019. A large proportion of the exposure in the underlying book of business has significant seasoning, and allows for a significant amount of credibility in using parameters derived from historical experience to calculate reserve estimates. Some segments of the book are a result of recent acquisitions or newer markets for AmTrust. These segments require a greater level of assumptions and professional judgment in deriving ultimate losses, which inherently implies a wider range of reasonable estimates. As a result, the Company has tended to rely on a weighted approach which primarily employs the LD method for aspects of the segment with ample historical data, while also considering the ELR or BF method for exposure resulting from recent acquisitions, or a relative business with a more limited level of experience. The FS method is also considered for segments of the AmTrust book of business for which claim count information is available. The Company’s actuarial analysis of this book of business is more refined in that it utilizes a combination of quarterly and annual data instead of contract period data in totality. Additional data detailing items such as class of business, state, claim counts, frequency and severity is available, further enhancing the reserve analysis.
Prior Year Development
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years. The favorable or unfavorable development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments.
The following table summarizes the favorable (adverse) prior period development experienced in each of our reportable segments for the years ended December 31, 2019 and 2018:

For the Year Ended	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
December 31, 2019	$1,488	$(113,722)	$(312)	$(112,546)
December 31, 2018	(2,326)	(399,200)	(1,685)	(403,211)

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
During 2019, the Company increased incurred losses for 2018 and prior accident years by $124,635 or 4.1% of prior year net loss and LAE reserves compared to $448,637 or 18.4% in 2018. The $112,546 of net adverse development was primarily driven by $113,722 of adverse development in the AmTrust Reinsurance segment combined with net favorable development of $1,488 in the Diversified Reinsurance segment and net adverse development of $312 within the Other category.
In addition, some premium for prior accident years is reported to us in subsequent periods. This leads to increases in the provision for loss and LAE in prior years during current periods, which is not considered adverse development. During 2019, incurred losses in the AmTrust segment increased $21,710 (2018 - $45,426) associated with $36,739 (2018 - $75,359) of premiums earned reported during 2019 attributable to 2018 and prior accident years.
In the Diversified Reinsurance segment, net favorable prior year loss development was $1,488 for the year ended December 31, 2019 (2018 - $2,326) primarily due to favorable reserve development in German Auto Programs as well as facultative reinsurance run-off lines. The adverse prior year loss development in 2018 was primarily due to adverse development in the European Capital Solutions business as well as in the facultative reinsurance run-off partially offset by favorable development in International Auto.
In the AmTrust Reinsurance segment, net adverse prior year development was $113,722 for the year ended December 31, 2019 (2018 - $399,200) primarily driven by Commercial Auto Liability of $118,462 and General Liability of $116,746 primarily from accident years 2014 to 2018, partly offset by favorable development in Workers Compensation of $113,003, gross of the increase in loss from prior year premium recognized during the current period, primarily from accident years 2016 to 2018. The adverse development for the year ended December 31, 2019 includes $9,286 recognized from application of the $40,500 loss corridor cap on AmTrust program business. Please see "Note 10. Related Party Transactions" for further details of the loss corridor.
The development in 2018 for the AmTrust Reinsurance segment was largely from Workers' Compensation of $151,269 which represented nearly half of the adverse development, primarily driven by accident years 2014 to 2016, due to a higher expectation of loss development at later maturities as well as adverse development in European Hospital Liability of $95,794, driven by underwriting years 2011 to 2013, General Liability of $78,317, driven by accident years 2013 to 2017, and Commercial Auto liability of $76,207, primarily from accident years 2015 to 2017. The adverse loss development in European Hospital Liability was partly caused by the failure of the Italian government to implement a law passed in April 2017 which was expected to reduce medical malpractice costs, and also by a reduced expectation with regards to the ultimate amount of no-payment claims.
Reinsurance recoverable on unpaid losses under the LPT/ADC Agreement with Cavello of $557,950, which included a deferred gain on retroactive reinsurance of $112,950, was recognized in the year ended December 31, 2019 in the reconciliation of our beginning and ending gross and net loss and LAE reserves presented above. The deferred gain represents the cumulative adverse development under the AmTrust Quota Share covered under the LPT/ADC Agreement at December 31, 2019. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
Under the Commutation and Release Agreement with AmTrust on July 1, 2019, Maiden Reinsurance transferred cash and invested assets of $312,786 which is the sum of the net ceded reserves of $330,682 with respect to the Commuted Business as of December 31, 2018 less payments of $17,896 made by Maiden Reinsurance with respect to the Commuted Business from January 1, 2019 through July 31, 2019. Settlement of the commutation occurred on August 12, 2019 and is reflected in the reconciliation of our beginning and ending gross and net loss and LAE reserves presented above under net paid losses related to prior years.
Our Other category incurred net adverse prior year development of $312 for the year ended December 31, 2019 (2018 - $1,685) due to increased reserves in the run-off of the NGHC Quota Share which was commuted in November 2019.

a)	Claims Development
The following is a summary of the Company's incurred and paid loss development by accident year, net of reinsurance, from the last nine calendar years including the total reserve for losses, IBNR, plus development on reported loss and LAE for both of our reportable segments, Diversified Reinsurance and AmTrust Reinsurance, as of December 31, 2019. Information prior to 2019 is included as unaudited supplementary information. Only nine years of information has been presented as it was impractical to obtain the sufficiently detailed additional information on earlier years. The incurred and paid amounts have been translated from the local currency to U.S. dollars using the December 31, 2019 spot rate for all years presented in the table below in order to isolate changes in foreign exchange rates from loss development. Information regarding our Other category has not been presented in the development tables below but is included in the reconciliation, as these losses include amounts from our former NGHC Quota Share segment which was commuted in November 2019. As a reinsurer of primarily quota share contracts, claim counts are available on a very limited basis. Therefore claim counts have not been provided in the tables below as it is impractical to do so.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
The Diversified Reinsurance segment incurred and paid losses are analyzed by the following lines of business: (1) International; and (2) European Capital Solutions. The AmTrust Reinsurance segment incurred and paid losses are analyzed by the following lines of business: (1) Workers’ Compensation; (2) Commercial Auto Liability; (3) General Liability; (4) European Hospital Liability; and (5) All Other Lines. There are a number of factors to consider when evaluating the information in these tables:

•
In the Diversified Reinsurance segment, contracts are written on both an accident year and underwriting year basis, some are multi-line and the majority of the premium is associated with proportional contracts. Many proportional treaty reinsurance contracts are submitted using quarterly bordereau reporting by underwriting year. However, the remaining losses can generally only be allocated to accident years based on estimated premium earning and loss reporting patterns. Further estimates are required to allocate losses to line of business. Multi-line accounts are generally analyzed on an individual basis by line of business, but are booked in the Company’s records to a contract, rather than to each individual line of business within a contract. For the purpose of this disclosure allocations are made to the various lines of business. Management’s assumptions and allocation procedures for these tables may produce results that differ from the actual loss emergence reported by line of business each quarter;

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

Diversified Reinsurance Segment
The following tables represent information on the Company's incurred loss and LAE and cumulative paid loss and LAE, both net of reinsurance, since 2011 for our Diversified Reinsurance segment. The development tables below included reserves acquired from the loss portfolio transfer agreement associated with the GMAC International Insurance Services ("IIS") business as at November 30, 2010 of $98,827. For the purposes of disclosure, the reserves from the loss portfolio transfer was allocated to the original accident year.
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
Diversified Reinsurance - International
The international business written by our IIS team is mainly proportional treaty business, a significant portion of which is Personal Auto quota share but also comprises credit life quota share. Life and personal accident business is also written on a direct basis by Maiden LF. The IIS team works with insurance partners, automobile manufacturers and their related credit providers and other organizations to design and implement insurance programs in both auto distribution-related and other consumer insurance products.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Diversified Reinsurance - International	Incurred loss and LAE, net of reinsurance									At December 31, 2019
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2010	$79,487	$78,840	$78,727	$78,476	$76,857	$78,931	$80,932	$80,625	$81,665	$986
2011	49,772	48,321	48,342	48,525	48,483	48,313	48,692	48,937	48,896	4
2012		50,292	48,576	48,850	48,955	49,037	49,298	49,017	48,969	52
2013			44,973	50,106	51,424	50,926	51,527	51,747	52,136	(135)
2014				42,760	48,529	48,397	48,291	48,065	48,141	187
2015					42,980	44,394	44,885	44,323	44,339	(224)
2016						38,763	40,767	40,105	40,064	(146)
2017							36,855	36,308	35,234	956
2018								45,000	42,954	3,388
2019									36,408	9,317
Total									$478,806	$14,385
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2010	$34,452	$43,364	$48,163	$49,897	$51,487	$53,002	$54,482	$56,164	$57,601
2011	24,326	45,078	46,695	47,932	48,350	48,582	48,723	48,837	48,902
2012		23,614	40,318	42,698	43,785	44,112	44,695	44,808	44,822
2013			24,294	43,591	46,072	47,416	47,884	48,099	48,177
2014				23,859	42,138	44,409	45,632	45,889	45,995
2015					21,864	39,449	41,502	42,533	42,947
2016						22,590	36,708	38,537	39,284
2017							19,185	33,592	35,333
2018								20,818	37,349
2019									17,003
Total									417,413
Total net reserves									$61,393

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Diversified Reinsurance - European Capital Solutions
The European Capital Solutions business is mainly a portfolio of assumed reinsurance in Europe which is now in run-off. Maiden Reinsurance began writing treaty reinsurance contracts under this initiative in 2016 therefore only four calendar years of the Company's incurred and paid loss development by accident year have been provided in the tables below.

Diversified Reinsurance - European Capital Solutions	Incurred loss and LAE, net of reinsurance				At December 31, 2019
For the Year Ended December 31,	2016	2017	2018	2019	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited
2016	$4,839	$4,911	$5,318	$5,563	$1,052
2017		8,699	10,085	8,997	2,333
2018			22,617	24,490	11,380
2019				15,381	5,487
Total				$54,431	$20,252
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2016	2017	2018	2019
Accident Year:	Unaudited	Unaudited	Unaudited
2016	$780	$2,311	$3,271	$4,635
2017		1,926	4,070	5,744
2018			3,188	8,321
2019				3,195
Total				21,895
Total net reserves				$32,536
The following tables represent information on the Company's incurred loss and LAE and cumulative paid loss and LAE, both net of reinsurance, by significant line of business since 2011 for our AmTrust Reinsurance segment. All data shown for the AmTrust in the tables that follow are from the Company’s quota share contracts with AmTrust, both the multi-year AmTrust Quota Share and the annually renewable European Hospital Liability Quota Share. AmTrust purchases significant reinsurance for losses above $10 million covered by the AmTrust Quota Share. The Company’s share of AmTrust’s losses net of reinsurance in the AmTrust Quota Share is generally 40%.
Additionally, for the Specialty Program portion of Covered Business only, AmTrust will be responsible for ultimate net loss otherwise recoverable from Maiden Reinsurance to the extent that the loss ratio to Maiden Reinsurance, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95%. Above and below the defined corridor, Maiden Reinsurance has reinsured losses at its proportional 40% share per the AmTrust Quota Share. Effective July 31, 2019, the Loss Corridor was amended such that the maximum amount covered is $40,500, the amount calculated by Maiden Reinsurance for the Loss Corridor coverage as of March 31, 2019.
Any development above this maximum amount will be subject to the coverage of the LPT/ADC Agreement. Recoverables from the LPT/ADC Agreement are displayed in the column "Impact of ADC" in the tables below. Amounts have been allocated to Accident Year and line of business according to the timing of the respective losses, based on the currently projected payout patterns. These allocations may shift over time as actual payments are made and payout patterns are re–estimated. Please refer to "Note 1 — Organization" for additional information.

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Workers' Compensation	Incurred loss and LAE, net of reinsurance (excluding impact of ADC)									At December 31, 2019
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total IBNR	Impact of ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$80,800	$81,493	$82,438	$81,240	$82,301	$83,039	$83,622	$84,710	$83,952	$28	$2,962
2009	102,240	102,245	103,864	109,213	106,204	105,901	107,165	110,175	109,664	2,287	4,612
2010	106,799	113,880	118,209	120,243	125,020	124,073	123,968	127,215	127,381	4,933	6,591
2011	104,923	125,549	130,712	132,728	133,995	133,916	135,379	138,600	139,685	7,253	7,943
2012		136,960	168,016	173,946	171,040	172,692	181,616	192,087	188,879	9,945	12,885
2013			237,019	245,765	238,392	242,447	261,915	276,249	273,571	21,269	20,974
2014				379,589	365,515	382,260	419,748	457,363	455,521	47,774	41,920
2015					474,140	474,212	526,269	551,145	545,271	58,111	59,535
2016						528,906	568,006	627,728	603,529	89,376	72,793
2017							615,957	654,362	613,577	72,161	93,752
2018								592,566	580,528	70,919	105,435
2019									12,751	2,227	—
Total									$3,734,309	$386,283	$429,402
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$68,400	$72,823	$76,018	$77,370	$78,161	$79,230	$81,159	$82,436	$82,709
2009	71,963	83,464	89,462	93,425	96,396	98,811	100,103	101,823	102,877
2010	61,322	82,614	95,120	103,280	108,171	114,639	115,014	115,959	116,332
2011	33,089	69,357	91,414	105,584	114,107	115,966	122,579	124,315	125,843
2012		45,030	88,382	119,059	138,706	150,543	158,807	164,512	168,154
2013			56,249	121,182	168,785	199,300	216,527	227,502	234,342
2014				69,512	189,954	268,467	321,258	355,414	370,176
2015					86,695	246,616	338,642	388,640	417,736
2016						110,051	284,501	380,602	428,651
2017							111,508	274,596	448,551
2018								110,954	409,986
2019									3,907
Total									2,909,264
		All outstanding liabilities prior to 2008, net of reinsurance							687
Total net reserves excluding impact of ADC									$825,732
Impact of ADC									(429,402)
Total net reserves including impact of ADC									$396,330

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
AmTrust Reinsurance: General Liability
This reserve class consists of the General Liability portion of the AmTrust Quota Share. The business is written in the U.S. by AmTrust from both their Small Commercial Business and Specialty Program business units. The Small Commercial Business unit focuses on writing smaller niche business, typically under-served by the broader insurance market, which typically have limits of $1,000. General Liability business written in the Small Commercial Business unit grew substantially following AmTrust’s renewal rights acquisition in 2014. Specialty Program business may contain a mix of exposures from retail operations, contractors, manufacturers, and other premises.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

General Liability	Incurred loss and LAE, net of reinsurance (excluding impact of ADC)									At December 31, 2019
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total IBNR	Impact of ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$28,786	$31,921	$33,051	$33,792	$34,169	$35,985	$36,627	$37,605	$36,996	$138	$336
2009	19,311	28,384	29,123	30,902	32,418	34,040	34,863	35,138	35,410	846	545
2010	15,783	28,850	34,761	36,455	38,536	38,298	41,597	42,884	43,062	674	972
2011	11,334	24,731	35,628	40,557	42,100	45,303	49,338	52,746	53,499	553	1,522
2012		21,281	33,445	42,450	48,851	50,800	55,991	59,948	63,429	2,499	1,990
2013			42,021	43,116	66,869	68,641	79,731	89,204	92,032	4,705	3,182
2014				65,469	66,558	77,930	99,873	111,970	116,085	8,374	6,009
2015					118,111	95,766	122,942	139,518	154,071	26,113	9,213
2016						98,149	114,864	120,911	148,371	36,850	13,932
2017							116,158	133,533	165,268	63,568	18,961
2018								121,991	153,822	86,599	24,871
2019									5,427	5,611	—
Total									$1,067,472	$236,530	$81,533
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$20,935	$26,288	$29,384	$32,849	$32,423	$32,765	$34,935	$36,699	$34,893
2009	7,840	13,904	19,727	24,298	28,312	30,924	32,878	33,473	32,487
2010	5,140	11,187	19,010	26,429	30,948	34,125	37,317	39,214	39,888
2011	2,813	6,072	12,158	22,963	31,619	39,350	41,257	47,141	49,178
2012		5,084	13,224	18,020	29,752	40,864	45,775	53,526	56,538
2013			4,996	10,226	32,249	44,698	58,377	70,074	76,996
2014				3,503	24,581	36,026	57,678	77,259	86,101
2015					20,849	33,963	52,350	79,291	98,278
2016						6,402	21,959	45,855	67,064
2017							6,967	27,001	51,545
2018								7,907	24,618
2019									27
Total									617,613
		All outstanding liabilities prior to 2008, net of reinsurance							207
Total net reserves excluding impact of ADC									$450,066
Impact of ADC									(81,533)
Total net reserves including impact of ADC									$368,533

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
AmTrust Reinsurance: Commercial Auto Liability
Commercial Auto Liability is written in the U.S. and included in the Small Commercial Business and Specialty Program business units within the AmTrust Quota Share. The Small Commercial Business unit focuses on writing smaller niche business, typically under-served by the broader insurance market, and policies typically have limits of $1,000. Auto Liability business written in the Small Commercial Business unit grew substantially following a large renewal rights acquisition completed by AmTrust in 2014. Commercial Auto Liability business written in the Specialty Program unit is typically part of programs consisting of multiple lines of business.
Our initial underwriting year loss projections are generally based on the ELR method, derived from historical performance after the consideration of loss and premium trends. This proportional exposure is relatively short tailed, and the transition to the BF and the LD methods happens relatively quickly, within the first several years.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Commercial Auto Liability	Incurred loss and LAE, net of reinsurance (excluding impact of ADC)									At December 31, 2019
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total IBNR	Impact of ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$29,890	$32,769	$33,700	$34,522	$34,584	$35,975	$35,521	$35,382	$35,542	$103	$9
2009	22,183	26,275	28,551	30,812	31,024	30,468	30,919	31,033	31,064	498	61
2010	26,239	33,457	37,154	38,043	40,193	40,523	42,146	41,996	42,070	1,616	(22)
2011	16,193	24,292	29,577	32,578	33,839	34,790	36,149	36,065	34,643	343	305
2012		20,863	32,691	40,076	44,812	48,116	46,150	45,753	45,917	17	40
2013			33,473	44,771	50,647	59,702	63,162	62,163	63,620	325	339
2014				47,525	55,023	73,966	82,427	89,299	92,572	408	2,395
2015					66,967	92,955	106,560	119,141	127,560	4,427	3,851
2016						121,828	118,210	144,077	171,504	14,692	6,001
2017							156,575	189,257	220,457	47,729	7,647
2018								177,150	224,780	93,666	11,108
2019									79,172	54,012	—
Total									$1,168,901	$217,836	$31,734
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$25,207	$29,386	$30,975	$32,643	$33,536	$34,074	$34,803	$35,284	$36,968
2009	14,532	18,736	22,959	26,975	29,226	29,829	29,842	30,204	31,194
2010	14,203	21,050	28,602	34,855	37,734	39,413	39,750	40,282	40,395
2011	5,721	12,333	18,813	25,808	29,769	32,362	33,130	33,155	33,451
2012		6,693	14,979	26,508	35,460	43,745	44,165	45,555	45,751
2013			8,267	19,865	34,379	48,122	57,349	59,600	62,331
2014				8,450	22,858	42,960	64,459	79,766	87,458
2015					13,102	39,179	62,945	86,433	107,707
2016						19,071	48,595	76,635	113,174
2017							26,863	69,657	115,623
2018								30,018	67,080
2019									9,456
Total									750,588
		All outstanding liabilities prior to 2008, net of reinsurance							26
Total net reserves excluding impact of ADC									$418,339
Impact of ADC									(31,734)
Total net reserves including impact of ADC									$386,605

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

European Hospital Liability	Incurred loss and LAE, net of reinsurance									At December 31, 2019
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2011	$49,278	$23,018	$35,631	$49,228	$46,827	$64,479	$62,523	$59,950	$62,206	$(820)
2012		79,120	80,638	79,856	102,396	91,598	86,732	112,088	116,921	6,642
2013			48,611	61,072	63,708	83,695	76,528	98,090	103,900	7,854
2014				50,574	53,255	57,043	63,471	80,033	85,260	9,101
2015					47,151	45,778	59,603	65,533	68,661	7,260
2016						44,146	50,821	66,517	69,033	9,530
2017							40,641	51,781	53,894	12,564
2018								44,242	31,379	6,313
2019									15,763	6,457
Total									$607,017	$64,901
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2011	$1,088	$4,310	$12,717	$23,336	$28,547	$35,469	$41,037	$45,196	$48,949
2012		4,769	15,247	34,701	45,197	58,108	68,517	76,481	82,557
2013			2,963	14,905	25,644	39,128	49,188	55,123	62,317
2014				4,171	11,748	24,420	34,757	39,001	46,004
2015					3,444	10,952	22,612	28,858	34,656
2016						3,554	10,557	17,492	23,268
2017							1,268	4,380	7,507
2018								913	2,248
2019									11,371
Total									318,877
Total net reserves									$288,140

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
AmTrust Reinsurance: All Other Lines
This category includes all lines except Workers' Compensation, General Liability and Commercial Auto from the AmTrust Small Commercial Business and Specialty Program Divisions. The predominant exposures are property and auto physical damage.

All Other Lines	Incurred loss and LAE, net of reinsurance (excluding impact of ADC)									At December 31, 2019
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total IBNR	Impact of ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$27,630	$28,724	$28,715	$29,149	$29,237	$29,070	$29,576	$29,574	$29,519	$252	$—
2009	12,516	20,349	11,959	13,329	14,309	14,492	16,088	15,653	14,617	259	—
2010	14,440	15,182	24,718	15,484	16,078	16,105	17,071	17,059	15,438	159	—
2011	18,822	19,948	26,343	27,509	22,359	22,616	23,376	23,506	21,469	29	—
2012		14,697	18,443	19,426	21,898	18,673	19,850	20,260	19,578	2,023	82
2013			17,806	17,630	28,058	22,918	21,313	21,669	21,735	2,429	131
2014				20,597	25,268	26,021	24,958	26,278	24,929	3,350	62
2015					52,706	54,857	49,631	49,463	47,882	2,849	167
2016						79,654	74,948	72,384	73,602	9,276	166
2017							104,637	96,812	92,904	9,381	151
2018								96,910	103,489	2,048	65
2019									37,945	2,550	—
Total									$503,107	$34,605	$824
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$25,776	$29,710	$29,900	$31,217	$29,388	$29,177	$30,833	$30,683	$29,234
2009	7,891	8,084	8,743	11,093	13,105	13,870	15,224	15,051	14,009
2010	12,373	12,332	13,012	15,375	15,748	16,058	16,919	16,786	15,285
2011	13,840	16,424	17,571	21,279	22,044	22,715	23,892	23,661	21,481
2012		10,308	14,031	16,033	16,936	17,946	18,205	18,685	17,559
2013			11,877	15,997	17,509	20,258	20,456	20,447	19,343
2014				12,028	20,277	20,940	22,018	26,194	21,405
2015					28,929	45,208	42,631	41,962	44,179
2016						42,795	69,805	65,452	63,234
2017							48,903	80,726	80,735
2018								56,539	86,455
2019									22,095
Total									435,014
	All outstanding liabilities prior to 2008, net of reinsurance								(2)
Total net reserves excluding impact of ADC									$68,091
Impact of ADC									(824)
Total net reserves including impact of ADC									$67,267

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Reconciliation of Development Tables to Consolidated Balance Sheet
The following table represents a reconciliation of the net incurred and paid claims development tables to the reserve for loss and LAE in the Consolidated Balance Sheet at December 31, 2019:

	December 31, 2019
	Total Net Reserves (including impact of ADC)	Reinsurance Recoverables on unpaid claims	Total Gross Reserves
Diversified Reinsurance
International	$61,393	$2,773	$64,166
European Capital Solutions	32,536	—	32,536
Other reconciling items	8,088	62,699	70,787
Total Diversified Reinsurance - Segment	102,017	65,472	167,489

AmTrust Reinsurance
Workers' Compensation	396,330	429,402	825,732
General Liability	368,533	81,533	450,066
Commercial Auto Liability	386,605	31,734	418,339
European Hospital Liability	288,140	—	288,140
All Other Lines	67,267	824	68,091
Total	1,506,875	543,493	2,050,368
Other reconciling items	207,593	14,457	222,050
Total AmTrust Reinsurance - Segment	1,714,468	557,950	2,272,418
Total reserves and LAE	$1,816,485	$623,422	$2,439,907

b)	Claims duration disclosure
The following unaudited supplementary information represents the average annual percentage payout of net loss and LAE by age, net of reinsurance, for both our reportable segments at December 31, 2019:

	Average annual payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9
Diversified Reinsurance
International	50.0%	38.0%	5.0%	1.0%	—%	—%	—%	1.0%	4.0%
European Capital Solutions	17.3%	24.1%	17.9%	24.5%	—%	—%	—%	—%	—%
AmTrust Reinsurance
Workers' Compensation	18.3%	31.2%	19.1%	9.8%	6.2%	3.5%	3.2%	1.4%	1.0%
General Liability	6.2%	10.9%	14.0%	16.8%	15.2%	10.3%	8.3%	6.3%	3.5%
Commercial Auto Liability	12.0%	18.0%	19.7%	20.2%	15.4%	6.2%	4.3%	1.1%	1.2%
European Hospital Liability	11.2%	8.2%	12.6%	11.4%	8.5%	8.5%	7.6%	5.9%	—%
All other lines	55.5%	30.5%	(0.5)%	2.7%	7.9%	(0.6)%	3.4%	(1.5)%	(1.4)%

The average annual payout of incurred claims by age, net of reinsurance, is calculated using the amount of claims paid in each development year and is compared with the estimated incurred claims as of the most recent period presented.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions
The Founding Shareholders of the Company were Michael Karfunkel, George Karfunkel and Barry Zyskind. Based on each individual's most recent public filing, Leah Karfunkel (wife of the late Michael Karfunkel) owns or controls approximately 8.1% of the outstanding shares of the Company and Barry Zyskind (the Company's non-executive chairman) owns or controls approximately 7.6% of the outstanding shares of the Company. George Karfunkel owns or controls less than 5.0% of the outstanding shares of the Company. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the president, chief executive officer and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 53.5% of the ownership interests of Evergreen Parent LP, the ultimate parent of AmTrust.
AmTrust
The following describes transactions between the Company and AmTrust:
AmTrust Quota Share
Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended ("Master Agreement"), by which they caused Maiden Reinsurance and AmTrust's Bermuda reinsurance subsidiary, AII, to enter into the AmTrust Quota Share by which AII retrocedes to Maiden Reinsurance an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance and 40% of losses. The Master Agreement further provided that AII receive a ceding commission of 31% of ceded premiums written. On June 11, 2008, Maiden Reinsurance and AII amended the AmTrust Quota Share to add Retail Commercial Package Business to the Covered Business. AII receives a ceding commission of 34.375% on Retail Commercial Package Business. On July 1, 2016, the agreement was renewed through June 30, 2019. Effective July 1, 2018, the amount AEL ceded to Maiden Reinsurance was reduced to 20%.
Effective July, 1 2013, for the Specialty Program portion of Covered Business only, AII was responsible for ultimate net loss otherwise recoverable from Maiden Reinsurance to the extent that the loss ratio to Maiden Reinsurance, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% ("Loss Corridor"). Above and below the Loss Corridor, Maiden Reinsurance continued to reinsure losses at its proportional 40% share of the AmTrust Quota Share. Effective July 31, 2019, the Loss Corridor was amended such that the maximum amount covered is $40,500, the amount calculated by Maiden Reinsurance for the Loss Corridor coverage as of March 31, 2019. Any development above this maximum amount will be subject to the coverage of the LPT/ADC Agreement. Please refer to Note 1. "Organization" for additional information.
Effective January 1, 2019, Maiden Reinsurance and AII entered into the Partial Termination Amendment which amended the AmTrust Quota Share. The Partial Termination Amendment provided for the cut-off of the ongoing and unearned premium of AmTrust’s Small Commercial Business, comprising workers’ compensation, general liability, umbrella liability, professional liability (including cyber liability) insurance coverages, and U.S. Specialty Risk and Extended Warranty ("Terminated Business") as of December 31, 2018. Under the Partial Termination Amendment, the ceding commission payable by Maiden Reinsurance for its remaining in-force business immediately prior to January 1, 2019 increased by five percentage points with respect to in-force remaining business (excluding Terminated Business) and related unearned premium as of January 1, 2019. The Partial Termination Amendment resulted in Maiden Reinsurance returning approximately $647,980 in unearned premium to AII, or approximately $436,760 net of applicable ceding commission and brokerage as calculated during the second quarter of 2019.
Subsequently, on January 30, 2019, Maiden Reinsurance and AII agreed to terminate the remaining business subject to the AmTrust Quota Share on a run-off basis effective as of January 1, 2019.
Effective July 31, 2019, Maiden Reinsurance and AII entered into a Commutation and Release Agreement which provided for AII to assume all reserves ceded by AII to Maiden Reinsurance with respect to its proportional 40% share of the ultimate net loss under the AmTrust Quota Share related to the Commuted Business. Please refer to Note 1. "Organization" for additional information.
AII and Maiden Reinsurance also agreed that, as of July 31, 2019, the AmTrust Quota Share shall be deemed amended as applicable so that the Commuted Business is no longer included as part of the Covered Business under the AmTrust Quota Share.
On January 30, 2019, in connection with the termination of the reinsurance agreement described above, the Company and AmTrust entered into a second amendment to the Master Agreement between the parties, originally entered into on July 3, 2007, to remove the provisions requiring AmTrust to reinsure business with the Company.
European Hospital Liability Quota Share
Effective April 1, 2011, Maiden Reinsurance entered into a quota share reinsurance contract with AEL and AIU DAC, both wholly owned subsidiaries of AmTrust. Pursuant to the terms of the contract, Maiden Reinsurance assumed 40% of the premiums and losses related to policies classified as European Hospital Liability, including associated liability coverages and policies covering physician defense costs, written or renewed on or after April 1, 2011. The contract also covers policies written or renewed on or before March 31, 2011, but only with respect to losses that occur, accrue or arise on or after April 1, 2011. The maximum limit of liability attaching shall be €5,000 (€10,000 effective January 1, 2012) or currency equivalent (on a 100% basis) per original claim for any one original policy. Maiden Reinsurance paid a ceding commission of 5% on contracts assumed under the European Hospital Liability Quota Share.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)
Effective July 1, 2016, the contract was amended such that Maiden Reinsurance assumes from AEL 32.5% of the premiums and losses of all policies written or renewed on or after July 1, 2016 until June 30, 2017 and 20% of all policies written or renewed on or after July 1, 2017. Subsequently, on January 30, 2019, Maiden Reinsurance, AEL and AIU DAC agreed to terminate the European Hospital Liability Quota Share on a run-off basis effective as of January 1, 2019.
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Consolidated Results of Operations for the years ended December 31, 2019 and 2018, respectively:

For the Year Ended December 31,	2019	2018
Gross and net premiums written	$(581,001)	$1,886,280
Net premiums earned	364,711	1,928,208
Net loss and loss adjustment expenses	(402,679)	(1,810,667)
Commission and other acquisition expenses	(139,862)	(622,495)

Collateral provided to AmTrust
a) AmTrust Quota Share
In order to provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of the AmTrust's insurance subsidiaries, has established trust accounts ("Trust Accounts") for their benefit. Maiden Reinsurance has agreed to provide appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Reinsurance to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Reinsurance for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Reinsurance and delivered to an AmTrust subsidiary on AII's behalf, or (d) premiums withheld by an AmTrust subsidiary at Maiden Reinsurance's request in lieu of remitting such premiums to AII. Maiden Reinsurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Reinsurance's proportionate share of its obligations under the AmTrust Quota Share. Maiden Reinsurance satisfied its collateral requirements under the AmTrust Quota Share with AII as follows:

i.
by lending funds of $167,975 at December 31, 2019 and 2018 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Effective December 18, 2017, interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. Please see "Note 4. (c) Investments" for the total amount of interest earned from this loan. The interest income on the loan was approximately $6,983 for the year ended December 31, 2019 (2018 - $6,442) and the effective yield was 4.2% (2018 - 3.8%). On January 30, 2019, in connection with the termination of the reinsurance agreements described above, the Company and AmTrust entered into an amendment to the Loan Agreement between Maiden Reinsurance, AmTrust and AII, originally entered into on November 16, 2007, extending the maturity date to January 1, 2025 and acknowledges that due to the termination of the AmTrust Quota Share, no further loans or advances may be made pursuant to the Loan Agreement;

ii.
effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral at December 31, 2019 was approximately $1,155,955 (2018 - $3,650,418) and the accrued interest was $7,366 (2018 - $23,283). Please refer to "Note 4. (e) Investments" for additional information.

iii.
on January 11, 2019, a portion of the existing trust accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred cash and investments of $575,000 to AmTrust as a funds withheld receivable which bears an annual interest rate of 3.5%, subject to annual adjustment. At December 31, 2019, the balance of funds withheld was $575,000 and the accrued interest was $5,073. The interest income on the funds withheld receivable was approximately $19,572 for the year ended December 31, 2019.

Pursuant to the terms of the LPT/ADC Agreement, Maiden Reinsurance, Cavello and AmTrust and certain of its affiliated companies entered into a Master Collateral Agreement (“MCA”) to define and enable the operation of collateral provided under the AmTrust Quota Share. Under the MCA, Cavello provided letters of credit to AmTrust on behalf of Maiden Reinsurance in an amount representing its obligations under the LPT/ADC Agreement. As these letters of credit replaced other collateral previously provided directly by Maiden Reinsurance to AmTrust, the MCA coordinates the collateral protection that will be provided to AmTrust to ensure that no gaps in collateral funding occur by operation of the LPT/ADC Agreement and related MCA. As a result of entering into both the LPT/ADC Agreement and the MCA, certain post-termination endorsements (“PTEs”) to the AmTrust Quota Share between AII and Maiden Reinsurance were required. Effective July 31, 2019, the PTEs: i) enable the operation of both the LPT/ADC Agreement and MCA by making provision for certain forms of collateral, including letters of credit provided by Cavello on Maiden Reinsurance’s behalf, and further defines the permitted use and return of collateral; and ii) increase the required funding percentage for Maiden Reinsurance under the collateral arrangements between the parties to 105% of its obligations, subject to a minimum excess funding requirement of $54,000, as may be mutually amended by the parties from time to time. Under certain defined conditions, Maiden Reinsurance may be required to increase this funding percentage to 110%.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share agreement: for AEL, the amount of collateral in reinsurance trust accounts at December 31, 2019 was approximately $253,631 (2018 - $249,948) and the accrued interest was $1,821 (2018 - $1,976); and for AIUL, in January 2019, Maiden Reinsurance transferred cash of €45,113 ($51,244) to AIU DAC as a funds withheld receivable. AIU DAC pays Maiden a fixed annual interest rate of 0.5% on the average daily funds withheld balance commencing on January 24, 2019, subject to annual adjustment. At December 31, 2019, the funds withheld balance was $57,305 and the accrued interest was $269. The interest income on the funds withheld receivable was approximately $268 for the year ended December 31, 2019. Please refer to "Note 4. (e) Investments" for additional information.
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
Maiden Reinsurance recorded approximately $4,559 of reinsurance brokerage expense for the year ended December 31, 2019 (2018 - $24,103), and deferred reinsurance brokerage of $2,372 at December 31, 2019 (2018 - $14,199) as a result of this agreement.
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. Prior to that date, the fee was payable at a rate of 0.0375%. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $2,512 of investment management fees for the year ended December 31, 2019 (2018 - $4,189) under this agreement.
NGHC Quota Share
AmTrust owns 1.5% of the issued and outstanding shares of National General Holdings Corporation ("NGHC"), and Leah Karfunkel, individually, through a grantor retained annuity trust and through the Michael Karfunkel 2005 Family Trust (which is controlled by Leah Karfunkel) owns 39.3% of the outstanding common shares of NGHC. Barry Zyskind is a director of NGHC.
Maiden Reinsurance, effective March 1, 2010, had a 50% participation in the NGHC Quota Share, by which it received 25% of net premiums of the personal lines automobile business and assumed 25% of the related net losses. On August 1, 2013, the Company and NGHC mutually agreed to the termination of the NGHC Quota Share effective on that date on a run-off basis. In November 2019, Maiden Reinsurance and NGHC mutually agreed to fully and finally settle and commute all rights, obligations and liabilities, known and unknown, of each other under the NGHC Quota Share. Maiden Reinsurance paid NGHC $2,248 constituting the loss reserve balance as at September 30, 2019.
Insurance Management Services Agreement
Effective August 31, 2019, the Company entered into an agreement with Risk Services - Vermont, Inc. ("Risk Services"), an affiliate of AmTrust. Pursuant to the agreement, Risk Services agreed to provide insurance management services to the Company including regulatory compliance services in connection with the re-domestication, licensing and operation of Maiden Reinsurance in the State of Vermont. The initial term of the agreement is three years and will automatically renew for an additional three years until either party gives written notice of its intention to terminate this agreement at least three months prior to the commencement of the next applicable period. The fee for this agreement is an initial $100 retainer for re-domestication services and $100 annually and reimbursement for reasonable out-of-pocket expenses incurred by Risk Services pursuant to the terms of the agreement. The Company recorded approximately $101 of fees for the year ended December 31, 2019.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

11. Commitments, Contingencies and Concentrations
a) Concentrations of Credit Risk
At December 31, 2019 and 2018, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance balances receivable, funds withheld receivable and reinsurance recoverable on unpaid losses.
Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. Letters of credit are provided by its reinsurers for material amounts recoverable as discussed further in "Note 8 — Reinsurance".
The Company manages concentration of credit risk in the investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party, funds withheld receivable and its reinsurance balances receivable, within which the largest balances are due from AmTrust.  AmTrust has a financial strength/credit rating of A- from A.M. Best at December 31, 2019. To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at December 31, 2019 will be fully collectible.
b) Concentrations of Revenue
During the year ended December 31, 2019, net premiums earned from AmTrust accounted for $364,711 or 81.5% of total net premiums earned (2018 – $1,928,208 or 95.2%).
c) Brokers
The Company formerly marketed its Diversified Reinsurance segment through third-party intermediaries as well as directly through its own marketing efforts. The majority of business within the Diversified Reinsurance segment was marketed directly through the Company's own efforts therefore reliance on brokers is not of significance for the years ended December 31, 2019 and 2018.
d) Letters of Credit
At December 31, 2019, the Company had letters of credit outstanding of $66,652 (2018 - $88,327) for collateral purposes which are secured by cash and fixed maturities with a fair value of $86,032 at December 31, 2019 (2018 - $111,134).
e) Employment Agreements
The Company has entered into employment agreements with certain individuals. The employment agreements provide for executive benefits and severance payments under certain circumstances.
f) Operating Lease Commitments
The Company leases office spaces, housing, office equipment and company vehicles under various operating leases expiring in various years through 2022. The Company did not enter into any new lease arrangements during the year ended December 31, 2019. The Company's leases are all currently classified as operating leases and none of them have non-lease components. For operating leases that have a lease term of more than twelve months, the Company recognized a lease liability and a right-of-use asset in the Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 10%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. The exercise of lease renewal options is at the sole discretion of the Company and none of the current lease renewal options are deemed to be reasonably certain to be exercised. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the effective term of the borrowing. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's weighted-average remaining lease term is approximately 2.6 years.
At December 31, 2019, the Company's future lease obligations of approximately $2,342 was calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate. This amount has been recognized on the Company's Consolidated Balance Sheets as a lease liability of $2,342 within accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets. Under the guidance, the Company continues to recognize the related leasing expense on a straight-line basis over the lease term on the Consolidated Statements of Income. The Company's total lease expense for the year ended December 31, 2019 was $1,776 (2018 - $2,318) which was recognized within net income consistent with the accounting treatment applicable in prior periods under Topic 840. The operating cash outflows from operating leases included in the measurement of the lease liability during the year ended December 31, 2019 was $1,363.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

11. Commitments, Contingencies and Concentrations (continued)
At December 31, 2019, the scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

December 31, 2019
2020	$1,172
2021	741
2022	741
Discount for present value	(312)
Total discounted operating lease liabilities	$2,342

g) Other Commitments
The Company has remaining unfunded commitments on its investment in limited partnerships of approximately $340 at December 31, 2019 (2018 - $414). The Company also has remaining unfunded commitments on its investments in special purpose vehicles focused on lending activities of approximately $767 at December 31, 2019 (2018 - $7,359).
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
In April 2009, the Company learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Reinsurance, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistle-blowing in violation of the whistle-blower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged that he was terminated for raising concerns regarding corporate governance with respect to the negotiation of the terms of the Trust Preferred Securities Offering. He seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Reinsurance, back pay and legal fees incurred. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor. The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011. On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014 and concluded in November 2018. The Company believes that it had good and sufficient reasons for terminating Mr. Turin's employment and that the claim is without merit. The Company will continue to vigorously defend itself against this claim.
A putative class action complaint was filed against Maiden Holdings, Arturo M. Raschbaum, Karen L. Schmitt, and John M. Marshaleck in the United States District Court for the District of New Jersey on February 11, 2019, alleging that Defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 (and Section 20(a) for control person liability) by making misrepresentations about the Company and its business, including the Company’s risk management and underwriting policies and practices.  Plaintiffs further claim that these misrepresentations inflated the price of Maiden Holdings' common shares, and that when the truth about the misrepresentations was revealed, the Company’s stock price fell, causing Plaintiffs to incur losses.  The Company has not yet been served with an amended complaint, but believes the claims are without merit and intends to vigorously defend itself. There exist and the Company expects additional lawsuits to be filed against the Company, its subsidiaries and its respective officers due to the diminution in value of our securities as a result of our operating results and financial condition. It is currently uncertain as to the effect of such litigation on our business, operating results and financial conditions.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Year Ended December 31,	2019	2018
Numerator:
Net loss from continuing operations	$(109,362)	$(450,292)
Net income from continuing operations attributable to noncontrolling interests	—	(219)
Net loss attributable to Maiden from continuing operations	(109,362)	(450,511)
Dividends on preference shares – Series A, C and D	—	(25,636)
Amount allocated to participating common shareholders(1)	—	(17)
Loss attributable to Maiden common shareholders, before discontinued operations	(109,362)	(476,164)
Loss from discontinued operations, net of income tax expense	(22,541)	(94,113)
Net loss allocated to Maiden common shareholders	$(131,903)	$(570,277)
Denominator:
Weighted average number of common shares – basic and diluted(2)	83,061,259	83,050,362
Basic and diluted loss from continuing operations per share attributable to Maiden common shareholders:	$(1.32)	$(5.74)
Basic and diluted loss from discontinued operations per share attributable to Maiden common shareholders	(0.27)	(1.13)
Basic and diluted loss per share attributable to Maiden common shareholders:	$(1.59)	$(6.87)

(1)
This represents dividends paid to the holders of non-vested restricted shares issued to the Company's employees under the Amended and Restated 2007 Share Incentive Plan. The 2018 amount excluded the share in undistributed losses during the year.

(2)
Please refer to "Note 13. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" of the Notes to Consolidated Financial Statements for the terms and conditions of securities that could potentially be dilutive in the future.

13. Shareholders’ Equity
At December 31, 2019, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 88,161,638 common shares, of which 83,148,458 common shares are outstanding, and 18,600,000 preference shares, all of which are outstanding. The remaining 43,238,362 shares are undesignated at December 31, 2019.
a) Common Shares
The following table shows the summary of changes in the Company's common shares outstanding:

For the Year Ended December 31,	2019	2018
Outstanding shares – January 1	82,948,577	82,974,895
Issuance of vested restricted shares and restricted share units	223,101	198,983
Shares repurchased(1)	(23,220)	(234,801)
Exercise of options	—	9,500
Outstanding shares – December 31	83,148,458	82,948,577

(1)
In 2018, the Company repurchased 205,000 common shares under its share repurchase authorization. In addition, shares were repurchased from employees in respect of tax obligations arising from the vesting of restricted shares and performance based shares. See further details below in item (f).

The Company's common shares have a par value of $0.01 per share. The holders of our common shares are entitled to receive dividends and are allocated one vote per common share, subject to downward adjustment under certain circumstances. For the year ended December 31, 2019, the Company's Board of Directors declared no dividends to common shareholders (2018 - $0.35).
b) Preference Shares – Series D
On June 15, 2017, the Company issued and authorized a total of 6,000,000, 6.7% Preference Shares – Series D (the "Series D"), par value $0.01 per share, at a price of $25 per preference share. The Series D have no stated maturity date and are redeemable in whole or in part at the sole option of the Company any time after June 15, 2022, subject to certain regulatory restrictions at a redemption price of $25 per preference share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Additionally, at any time prior to June 15, 2022, the Company may redeem all but not less than all of the Series D at a redemption price of $25 per share, plus declared and unpaid dividends, if any, to, but excluding, the date of redemption subject to certain conditions and regulatory approval.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

13. Shareholders’ Equity (continued)
Dividends on the Series D are non-cumulative. Consequently, in the event a dividend is not declared on the Series D for any dividend period, holders of Series D will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. The holders of Series D will be entitled to receive dividend payments only when, as and if declared by the Company's Board of Directors or a duly authorized committee of the Board of Directors. During any dividend period, so long as any Series D remain outstanding, unless the full dividends for the latest completed dividend period on all outstanding Series D have been declared and paid, no dividend shall be paid or declared on the common shares.
The holders of the Series D, together with other preference share series, have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods. For the year ended December 31, 2019, the Company did not declare or pay dividends on the Series D shares (2018 - $7,538 or $1.2563 per share). No dividends have been declared by the Company's Board of Directors on the Series D shares since the fourth quarter of 2018. At March 15, 2020, because preference share dividends have not been declared and paid for six quarterly dividend periods, the holders of the Preference Share Series A, Series C and Series D are collectively entitled to vote for the election of a total of two additional members of the Company's Board of Directors.
c) Preference Shares – Series C
On November 25, 2015, the Company issued and authorized a total of 6,600,000 7.125% Preference Shares – Series C (the "Series C"), par value $0.01 per share, at a price of $25 per preference share. The Series C have no stated maturity date and are redeemable in whole or in part at the sole option of the Company any time after December 15, 2020 at a redemption price of $25 per preference share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
Dividends on the Series C are non-cumulative. Consequently, in the event a dividend is not declared on the Series C for any dividend period, holders of Series C will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. During any dividend period, so long as any Series C remain outstanding, unless the full dividends for the latest completed dividend period on all outstanding Series C have been declared and paid, no dividend shall be paid or declared on the common shares.
The holders of the Series C, together with other preference share series, have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods. For the year ended December 31, 2019, the Company did not declare or pay dividends on the Series C shares (2018 - $8,816 or $1.3359 per share). No dividends have been declared by the Company's Board of Directors on the Series C shares since the fourth quarter of 2018. At March 15, 2020, because preference share dividends have not been declared and paid for six quarterly dividend periods, the holders of the Preference Share Series A, Series C and Series D are collectively entitled to vote for the election of a total of two additional members of the Company's Board of Directors.
d) Preference Shares - Series A
On August 22, 2012, the Company issued and authorized a total of 6,000,000 8.25% Preference Shares – Series A (the "Series A"), par value $0.01 per share, at a price of $25 per preference share. The Series A have no stated maturity date and are redeemable in whole or in part at the sole option of the Company any time after August 29, 2017 at a redemption price of $25 per preference share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
Dividends on the Series A are non-cumulative. Consequently, in the event a dividend is not declared on the Series A for any dividend period, holders of Series A will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. During any dividend period, so long as any Series A remain outstanding, unless the full dividends for the latest completed dividend period on all outstanding Series A have been declared and paid, no dividend shall be paid or declared on the common shares.
The holders of the Series A, together with other preference share series, have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods. For the year ended December 31, 2019, the Company did not declare or pay dividends on the Series A shares (2018 - $9,282 or $1.5469 per share). No dividends have been declared by the Company's Board of Directors on the Series A shares since the fourth quarter of 2018. At March 15, 2020, because preference share dividends have not been declared and paid for six quarterly dividend periods, the holders of the Preference Share Series A, Series C and Series D are collectively entitled to vote for the election of a total of two additional members of the Company's Board of Directors.
f) Treasury Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common shares from time to time at market prices. During the year ended December 31, 2018, the Company repurchased 205,000 common shares at an average price per share of $3.31 under the Company's share repurchase plan. At December 31, 2019 and 2018, the Company has a remaining authorization of $74,245 for share repurchases. No repurchases were made during the year ended December 31, 2019 under the share repurchase plan.
In addition, during the year ended December 31, 2019, the Company repurchased a total of 23,220 shares (2018 - 29,801) at an average price per share of $0.78 (2018 - $6.52) from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

13. Shareholders’ Equity (continued)
g) Accumulated Other Comprehensive Income
The following tables set forth financial information regarding the changes in the balances of each component of AOCI for the years ended December 31, 2019 and 2018:

For the Year Ended December 31, 2019	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(59,762)	$(5,932)	$(65,694)
Other comprehensive income before reclassifications	97,198	1,772	98,970
Amounts reclassified from AOCI to net income, net of tax	(15,440)	—	(15,440)
Net current period other comprehensive income	81,758	1,772	83,530
Ending balance, Maiden shareholders	$21,996	$(4,160)	$17,836

For the Year Ended December 31, 2018	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$21,889	$(8,583)	$13,306
Other comprehensive (loss) income before reclassifications	(108,726)	2,651	(106,075)
Amounts reclassified from AOCI to net income, net of tax	27,075	—	27,075
Net current period other comprehensive (loss) income	(81,651)	2,651	(79,000)
Ending balance	(59,762)	(5,932)	(65,694)
Less: AOCI attributable to noncontrolling interest	—	(78)	(78)
Ending balance, Maiden shareholders	$(59,762)	$(5,854)	$(65,616)
The following table presents details about amounts reclassified from AOCI:

Consolidated Statements of Income Line Item that Includes Reclassification	For the Year Ended December 31,
	2019	2018
Net realized gains (losses) on investment	$15,605	$(21,243)
Net impairment losses recognized in earnings	(165)	(5,832)
Total before tax	15,440	(27,075)
Income tax expense	—	—
Total after tax	$15,440	$(27,075)

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Share Compensation and Pension Plans
The Company’s Amended and Restated 2007 Share Incentive Plan ("2007 Plan"), provides for grants of options, restricted shares and restricted share units. New shares are issued upon exercise of options and vesting of restricted shares and share units. The total number of common shares currently reserved for issuance under the Plan is 10,000,000. The 2007 Plan is administered by the Compensation Committee of the Board of Directors (the "Committee").
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
The following table shows all options granted, exercised, forfeited and expired under the Plan for the years ended December 31, 2019 and 2018:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Exercise Prices
Outstanding, December 31, 2017	1,516,769	$7.03		2.45 years	$1,100	$3.28 - $13.98
Granted	275,000	$7.07	$1.36			$3.24 - $7.20
Exercised	(9,500)	$3.28			$5,715
Expired	(1,038,510)	$6.50
Forfeited	(85,935)	$7.23
Outstanding, December 31, 2018	657,824	$7.92		4.40 years	$—	$3.24 - $13.98
Granted	7,500	$1.31	$0.25
Expired	(119,320)	$5.78
Forfeited	(61,875)	$7.15
Outstanding, December 31, 2019	484,129	$8.44		3.63 years	$—	$1.31 - $13.98
Total exercisable at December 31, 2019	390,379	$8.90		2.53 years	$—	$3.24 - $13.98

The weighted average grant date fair value was $2.29 (2018 - $2.08) for all options outstanding at December 31, 2019. There was $65 (2018 - $178) of total unrecognized compensation cost related to non-vested options at December 31, 2019 which will be recognized during the next 1.25 years. There were no options exercised during the year ended December 31, 2019. During the year ended December 31, 2018, cash in the amount of $31 was received from employees as a result of employee share option exercises. In connection with these exercises, there was no tax benefit realized by the Company.
Restricted Shares and Restricted Share Units
The fair value of each restricted share or restricted share unit is determined based on the market value of the Company's common shares on the date of grant. The total estimated fair value is amortized as an expense on a straight-line basis over the requisite service period as determined by the Committee, which varies between 2 to 3 years for employees and 1 year for directors.
Performance-Based Restricted Share Units ("PB-RSU")
The Committee approved the formation of a long-term incentive program under the Plan on March 1, 2011. On that date, the Committee determined to award PB-RSU to certain senior leaders of the Company. The formula for determining the amount of PB-RSU awarded uses a combination of a percentage of the employee's base salary (based on a benchmarking analysis from our compensation consultant) divided by the closing price on NASDAQ of our common shares on that date. The grants were performance based which required that certain criteria such as non-GAAP operating return on common equity, underwriting performance, revenue growth and operating expense be met during the performance period to attain a payout. Each metric had a corresponding weighted percentage with a target and maximum level of performance goal set to achieve a payout. All prior PB-RSU were paid 50% based on certain criteria stated above, while the other 50% of the payout was based upon the recommendation of the Company's CEO and the Committee's ultimate discretion of individual contribution to business results and strategic success for the performance period. Settlement of the grants were made in common shares upon the decision of the Committee and the performance cycles were for three years. Beginning in 2014 and ending in 2018 with final payouts in 2019, the Committee approved an annual award of PB-RSU to certain senior leaders of the Company with each annual award vesting over three years.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Share Compensation and Pension Plans (continued)
Non-Performance-Based Restricted Share Units ("NPB-RSU")
Beginning in 2012, the Committee approved an annual award of NPB-RSU with each annual award vesting over three years. The total fair value of share units vested during the year ended December 31, 2019 was $219 (2018 - $897).
Starting in fiscal year 2019, the Company has changed its practice of awarding a fixed number of restricted share units to the non-employee directors and instead intends to grant such directors $65 worth of compensation in the form of either restricted share units, stock options or cash. For 2019, the compensation was granted in the form of cash to each director. It is the Company's intention that annually, on or around June 1, each non-employee director will receive a grant of $65 worth of compensation which, if non-cash compensation, will vest on the first anniversary of the grant.
Discretionary Non-Performance-Based Restricted Shares ("NPB-RS")
Beginning in 2013, the Committee approved an annual award of NPB-RS with each annual award vesting either over two or three years. The total fair value of restricted shares vested during the year ended December 31, 2019 was $582 (2018 - $400). The following table shows a summary of activity under the Company's restricted share awards:

	Non-Performance-Based Restricted Share Units		Non-Performance-Based Restricted Shares		Performance Based Restricted Share Units(1)
	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2017	97,258	$12.65	37,226	$14.93	810,464	$14.60
Awards granted	25,000	$8.75	268,971	$5.79	734,668	$7.20
Awards vested	(71,928)	$12.47	(27,726)	$14.43	(99,931)	$13.88
Awards forfeited	(25,330)	$13.16	(17,500)	$9.36	(597,556)	$11.15
Non-vested at December 31, 2018	25,000	$8.75	260,971	$5.94	847,645	$10.71
Awards granted	—	$—	1,669,490	$0.79	—	$—
Awards vested	(25,000)	$8.75	(91,823)	$6.34	(83,751)	$13.16
Awards forfeited	—	$—	(19,841)	$1.26	(763,894)	$10.44
Non-vested at December 31, 2019	—	$—	1,818,797	$1.24	—	$—

(1)
For Performance Based Shares, the number of shares is stated at the maximum number that can be attained if the performance conditions are met. Forfeitures represent shares forfeited due to vesting below the maximum attainable as a result of the Company not fully meeting the performance conditions.

There was $1,827 of total unrecognized compensation cost related to restricted shares at December 31, 2019, which will be recognized during the next 1.70 years. Total share-based expense for the year ended December 31, 2019 was $1,911 (2018 - $1,276).
Pension Plans
The Company provides pension benefits to eligible employees principally through various defined contribution plans sponsored by the Company which vary by subsidiary. The Company’s expenses for its defined contribution plans for the year ended December 31, 2019 was $774 (2018 - $1,543).
2019 Omnibus Incentive Plan
During the 2019 Annual General Meeting of Shareholders of the Company held on December 10, 2019, the 2007 Plan was terminated and replaced with the 2019 Omnibus Incentive Plan ("2019 Plan"). The Company filed with the Securities and Exchange Commission ("SEC") the Form S-8 "Securities offered to employees pursuant to employee benefit plans" on January 20, 2020, which covers the offer and resale of up to 11,289,956 of the Company's common shares, par value $0.01 per share. Such shares may be offered and sold from time to time by certain officers and directors of the Company who have acquired or will acquire such shares pursuant to the 2019 Plan. See the SEC filing for further details regarding the 2019 Plan.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

15. Statutory Requirements and Dividend Restrictions
Our insurance and reinsurance operations are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate. These regulations include certain liquidity and solvency requirements whereby restrictions are imposed on the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. The statutory capital and surplus and statutory net (loss) income of our principal operating subsidiaries in their respective jurisdictions were as follows:

	Maiden Reinsurance(1)	Maiden LF	Maiden GF
Statutory Capital and Surplus
December 31, 2019	$921,984	$10,234	$8,902
December 31, 2018	869,883	7,588	6,182

Statutory Net (Loss) Income
For the Year Ended December 31, 2019	$(103,521)	$(785)	$408
For the Year Ended December 31, 2018	(389,373)	(482)	88
(1) Statutory Capital and Surplus and Statutory Net Loss is prior to Maiden Reinsurance's re-domestication to Vermont.
a) Bermuda
Maiden Reinsurance was registered as a Class 3B reinsurer under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the "Insurance Act"). Under the Insurance Act, Maiden Reinsurance was subject to enhanced capital requirements in addition to minimum solvency and liquidity requirements. Maiden Reinsurance was also required to maintain statutory economic capital and surplus at a level at least equal to its Enhanced Capital Requirement ("ECR") which is the greater of its minimum solvency margin ("MSM") and the required capital calculated by reference to the Bermuda Solvency Capital Requirement ("BSCR").
Prior to its re-domestication of Maiden Reinsurance to Vermont, pursuant to Bermuda law, the Company was required to ensure that the value of the group's assets exceeded the amount of the group's liabilities by the aggregate minimum margin of solvency of each qualifying member of the group ("Group MSM"). Since December 31, 2013, the Company has been required to maintain available group capital and surplus at a level equal to or in excess of the Group Enhanced Capital Requirement ("Group ECR") which is established by reference to either the Group Bermuda Solvency Capital Requirement ("Group BSCR") model or an approved group internal capital model. Both the Company and Maiden Reinsurance met and exceeded their respective MSM and ECR ratios as required by Bermuda insurance legislation at December 31, 2019.
Under the Insurance Act, prior to its re-domestication to Vermont, Maiden Reinsurance was prohibited from declaring or paying dividends of more than 25% of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividend, it files with the BMA an affidavit that it will continue to meet its minimum capital requirements as described above. Maiden Reinsurance was also required to obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous financial year statutory balance sheet, by 15% or more. Maiden Reinsurance was also restricted in paying dividends that would result in Maiden Reinsurance failing to comply with the ECR as calculated based on the BSCR or cause it to fail to meet its relevant margins. Finally, prior to its re-domestication to Vermont, Maiden Reinsurance had voluntarily undertaken with the BMA not to make any capital distributions of any kind, including the payment of any common or preference share dividends, without the express consent of the BMA.
At December 31, 2019, the maximum dividend Maiden Reinsurance could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus was $0 (2018 - $0). No dividends were paid during the years ended December 31, 2019 and 2018.
b) United States of America
During the fourth quarter of 2019, our principal operating subsidiary, Maiden Reinsurance, submitted the necessary filings to discontinue its operations from Bermuda and to apply to be licensed and re-domesticate to the State of Vermont in the U.S. Filings were made with the Vermont DFR, Vermont Secretary of State as well as with the BMA to provide notice of the Company's intent to discontinue from Bermuda and re-domesticate to Vermont. Maiden Reinsurance completed the re-domestication on March 16, 2020. We have determined that re-domiciling Maiden Reinsurance to Vermont enables us to better align our operations, capital and resources with our liabilities, which originate mostly in the U.S., resulting in a more efficient structure.The re-domestication, in combination with the Strategic Review previously taken and undertaken in close consultation with the BMA to de-risk the Company’s balance sheet, is expected to continue to strengthen the Company’s capital position and solvency ratios.
Under Vermont statutory regulations, no captive insurance company may pay a dividend out of, or other distribution with respect to, capital or surplus without the prior approval of the Commissioner. Approval of an ongoing plan for the payment of dividends or other distributions shall be conditioned upon the retention, at the time of each payment, of capital or surplus in excess of amounts specified by, or determined in accordance with formulas approved by, the Commissioner. Notwithstanding the provisions of 11B Vermont Statutes Annotated chapter 13, a captive insurance may make such distributions as are in conformity with its purposes and approved by the Commissioner.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

15. Statutory Requirements and Dividend Restrictions (continued)
c) Sweden
The Company has two Swedish domiciled insurance subsidiaries in Sweden, Maiden LF and Maiden GF, both regulated by the Swedish Finansinspektionen ("Swedish FSA").
Maiden LF was required to maintain a minimum level of statutory capital and surplus of $5,296 at December 31, 2019 (2018 - $4,372). This requirement was met by Maiden LF throughout the year. The statutory assets were approximately $16,501 at December 31, 2019 (2018 - $13,206) and statutory capital and surplus was approximately $10,234 at December 31, 2019 (2018 - $7,588). Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to Maiden Holdings. As of December 31, 2019, Maiden LF is allowed to pay dividends or distributions not exceeding $975 (2018 - $1,801). No dividends were paid during the years ended December 31, 2019 and 2018.
Maiden GF was required to maintain a minimum level of statutory capital and surplus of $2,951 at December 31, 2019 (2018 - $2,867). This requirement was met by Maiden GF throughout the year. The statutory assets were approximately $10,940 at December 31, 2019 (2018 - $7,257) and statutory capital and surplus was approximately $8,902 at December 31, 2019 (2018 - $6,182). Maiden GF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden GF to Maiden Holdings. As of December 31, 2019, Maiden GF is allowed to pay dividends or distributions not exceeding $252 (2018 - $0). No dividends were paid during the years ended December 31, 2019 and 2018.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

16. Taxation
Under current Bermuda law, Maiden Holdings and Maiden Reinsurance have received an undertaking from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, no such taxes are levied in Bermuda. Maiden Holdings and Maiden Reinsurance believe that they operate in a manner such that they will not be considered to be engaged in a trade or business in the U.S. Accordingly, Maiden Holdings and Maiden Reinsurance have not recorded any provision for U.S. taxation.
Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should our U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Tax years 2017 and 2018 are subject to examination in the U.S by the Internal Revenue Service. The Company was examined in prior years and those exams were closed without any impact on our operations.
The Company has subsidiary operations in various other locations around the world, including Australia, Ireland, Sweden and the United Kingdom, that are subject to relevant taxes in those jurisdictions. These subsidiaries are not under examination but generally remain subject to examination in all applicable jurisdictions for tax years from 2016 through 2019.
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
There were no unrecognized tax benefits at December 31, 2019 and 2018. Loss before taxes and income tax (benefit) expense for the years ended December 31, 2019 and 2018 are as follows:

For the Year Ended December 31,	2019	2018
Loss from continuing operations before income taxes – Domestic (Bermuda)	$(60,583)	$(424,667)
Loss from continuing operations before income taxes – Foreign (U.S. and others)	(49,690)	(25,184)
Total loss from continuing operations before income taxes	$(110,273)	$(449,851)

Current tax expense – Domestic (Bermuda)	$—	$—
Current tax expense – Foreign (U.S. and others)	112	501
Total current tax expense	$112	$501

Deferred tax expense – Domestic (Bermuda)	$—	$—
Deferred tax benefit – Foreign (U.S. and others)	(1,023)	(60)
Total deferred tax benefit	$(1,023)	$(60)

Total income tax (benefit) expense	$(911)	$441
The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2019 and 2018 to the amount computed by applying the effective tax rate of 0.0% under Bermuda law to the Company's loss from continuing operations before income taxes:

For the Year Ended December 31,	2019	2018
Loss from continuing operations before income taxes	$(110,273)	$(449,851)
Less: income tax expense	(911)	441
Net loss from continuing operations	$(109,362)	$(450,292)
Reconciliation of effective tax rate (% of income before income taxes)
Bermuda tax rate	—%	—%
U.S. taxes at statutory rates	0.2%	1.1%
Valuation allowance in respect of U.S. taxes	0.7%	(1.1)%
Other jurisdictions	(0.1)%	(0.1)%
Actual tax rate	0.8%	(0.1)%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

16. Taxation (continued)
Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the Company's deferred tax assets and liabilities at December 31, 2019 and 2018 were as follows:

December 31,	2019	2018
Deferred tax assets:
Net operating losses	$46,735	$44,119
Capital loss carry-forward	6,338	12,345
Interest limitation	2,338	—
Others	513	548
Deferred tax assets before valuation allowance	55,924	57,012
Valuation allowance	55,569	56,326
Deferred tax assets, net	355	686
Deferred tax liabilities:
Net unrealized gains on investment	96	33
Deferred tax liabilities	96	33
Net deferred tax asset	$259	$653

The net deferred tax asset at December 31, 2019 was $259 (2018 - $653). A valuation allowance has been established against the net U.S. deferred tax assets which is primarily attributable to net operating losses and capital losses. At this time, the Company believes it is necessary to establish a valuation allowance against the U.S. net deferred tax assets, other than the Alternative Minimum Tax credit, due to insufficient positive evidence regarding the utilization of these losses. During 2019, the Company recorded a decrease in the valuation allowance of $757 (2018 - increase of $16,392).
At December 31, 2019, the Company has available net operating loss carry-forwards of approximately $222,547 (2018 - $208,853) for income tax purposes which expire beginning in 2029. At December 31, 2019, the Company also has a capital loss carry-forward of $30,183 (2018 - $58,785) which will expire in 2023.
17. Subsequent Events
Effective March 16, 2020, Maiden Reinsurance discontinued as a Bermuda company and completed its re-domestication to the State of Vermont. Bermuda is a Solvency II equivalent jurisdiction and the State of Vermont is not such a jurisdiction; therefore, to strengthen the collateral provided under the respective agreements to reflect the impact of the re-domestication, concurrent with the date of Maiden Reinsurance’s re-domestication to Vermont, Maiden Reinsurance and AmTrust agreed to: 1) amend the AmTrust Quota Share pursuant to Post Termination Endorsement No. 2 effective March 16, 2020; and 2) amend the European Hospital Liability Quota Share pursuant to Post Termination Endorsement No. 1 effective March 16, 2020.
Pursuant to the terms of Post Termination Endorsement No. 2 to the AmTrust Quota Share, Maiden Reinsurance will strengthen the collateral protection provided by Maiden Reinsurance to AII by increasing the required funding percentage for Maiden Reinsurance under the collateral arrangements between the parties to 110% of its obligations, subject to a minimum excess funding requirement of $54,000, as may be mutually amended by the parties from time to time. Post Termination Endorsement No. 2 also sets forth conditions by which the funding percentage will be reduced and the sequence of how collateral will be utilized as obligations as defined under the AmTrust Quota Share are satisfied.
Pursuant to the terms of Post Termination Endorsement No. 1 to the European Hospital Liability Quota Share, Maiden Reinsurance will strengthen the collateral protection provided by Maiden Reinsurance to AEL and AIU DAC by increasing the required funding percentage for Maiden Reinsurance under the collateral arrangements between the parties to the greater of 120% of the Exposure (as defined therein) and the amount of security required to offset the increase in the Solvency Capital Requirement (“SCR”) that results from the changes in the SCR which arise out of Maiden Reinsurance's re-domestication as compared to the SCR calculation if Maiden Reinsurance had remained domesticated in a Solvency II equivalent jurisdiction with a solvency ratio above 100% and provided collateral equivalent to 100% of the Exposure.