Form 10-K/A
period 2019-12-31
Maiden Holdings, Ltd.
filed 2020-04-29
CIK 1412100

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $44.7 million based on the closing sale price of the registrant’s common shares on the NASDAQ Capital Market on that date. As of April 13, 2020, 83,969,991 common shares were outstanding.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10‑K/A (the “Amended Filing”) amends the Maiden Holdings, Ltd. (“Maiden”, or the “Company”) Annual Report on Form 10‑K for the fiscal year ending December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 18, 2020 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10‑K that was not included in the Original Filing, as we did not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2019. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10‑K/A.
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
Barry D. Zyskind, 48, has served as non-executive Chairman of our Board of Directors since June 2007 and is a Founding Shareholder of the Company. Since 1998, Mr. Zyskind has served as the President, Chief Executive Officer and director of AmTrust Financial Services, Inc. (“AmTrust”), a multinational property and casualty insurer specializing in commercial lines coverage for small to mid-size businesses, and Chairman since 2016. Prior to joining AmTrust, Mr. Zyskind was an investment banker at Janney Montgomery Scott LLC in New York. Mr. Zyskind holds an M.B.A. from New York University's Stern School of Business. Mr. Zyskind is the son-in-law of Leah Karfunkel, who is a major shareholder of the Company and serves on the board of directors of AmTrust and National General Holding Corporation (“NGHC”), a holding company of the former GMAC Insurance personal lines companies. Mr. Zyskind has been a director of NGHC since 2013.
Holly L. Blanchard, 45, is the President and Managing Member of Regulatory Insurance Advisors, LLC, a consulting firm specializing in insurance regulatory matters and enterprise risk management that she formed in January 2016. Ms. Blanchard has over 20 years of insurance experience including extensive market conduct, Affordable Care Act ("ACA"), and regulatory expertise. Ms. Blanchard previously served as Life and Health Administrator for the Nebraska Department of Insurance ("Department") overseeing the Department’s product and rate operations, including the Department’s implementation of the ACA.  Ms. Blanchard also served as the Department’s Market Conduct Examiner in Charge. Ms. Blanchard holds a B.S. in Speech Pathology from the University of Nebraska-Lincoln and a B.A. in Business Administration from Nebraska Wesleyan University. Ms. Blanchard holds several industry designations, is a Past-President and current member of the Board of Directors for the Insurance Regulatory Examiners Society, and a past Board of Directors member for the Association of Insurance Compliance Professionals. Ms. Blanchard also serves on the Board of Directors and Audit Committee for American Life and Securities Corp. and is on the Leadership Counsel for the National Small Business Association. Ms. Blanchard also is active in multiple committees and sub-committees of the National Association of Insurance Commissioners and she presents at National Trade Organization conferences frequently as a subject matter expert in varied insurance topics.
Patrick J. Haveron, 58, has served as Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company since September 2018, and has served as President of our wholly owned subsidiary Maiden Reinsurance Ltd. since February 2014. Mr. Haveron has served as Executive Vice President since November 2009. Mr. Haveron is also a director of several of our wholly owned subsidiaries. From 2004 to 2009, Mr. Haveron was President and Chief Executive Officer of Preserver Group, Inc., a publicly-traded property and casualty insurer, after having served in a variety of financial and executive leadership roles since 1988. Mr. Haveron was also Senior Vice President and Chief Operating Officer of Tower Group, Inc., a publicly-traded property and casualty insurer, from 2007 to 2009 after its acquisition of Preserver in 2007. Mr. Haveron has previously served on the board of governors of the Property Casualty Insurers Association of America, and holds a B.S. from the University of Scranton.
Simcha G. Lyons, 73, has been a member of our Board of Directors since June 2007, and he currently serves as Chairman of the Nominating and Corporate Governance Committee and as a member of the Audit Committee and the Compensation Committee. Since 2005, Mr. Lyons has served as a senior advisor to the Ashcroft Group, LLC of Washington, D.C., a strategic consulting firm that was founded by the former Attorney General of the United States, John Ashcroft. Mr. Lyons also serves as a Senior Advisor to the Ashcroft Law Firm and as a Senior Advisor to Banner Public Affairs, a political lobbying/consulting company in Washington DC. In 2017, Mr. Lyons was appointed to the Board of Directors of Better Air Ltd., an Australian biotechnology company, and to BSD Growth Fund PCC Limited, a Gibraltar Experienced Investor Fund. Mr. Lyons previously served by appointment of the President of the United States on the United States Holocaust Memorial Council. In addition, Mr. Lyons has been the chairman of Lyons Global Insurance Services, LLC since 2009. Since 2003, he has also served as chairman of Lyons Global Advisors Ltd., a political consulting firm. Prior to 2002, Mr. Lyons was Vice-Chairman of Raskas Foods of St. Louis, Missouri.
Lawrence F. Metz, 47, has served as President and Chief Executive Officer of the Company since September 2018. He previously served as Executive Vice President, General Counsel and Secretary from February 2016 to August 2018, and as Senior Vice President, General Counsel and Secretary from June 2009 to February 2016. Mr. Metz serves as chairman of our wholly owned subsidiary Maiden Reinsurance Ltd. and is also a director of several of our wholly owned subsidiaries. From 2007 to 2009, Mr. Metz served as Vice President, General Counsel - US Operations and Assistant Secretary of AmTrust. From 2004 to 2007, Mr. Metz served as Vice President, General Counsel and Secretary of a publicly-traded provider of information management and business process optimization solutions. Mr. Metz holds a B.S. from the University of Wisconsin - Madison and a J.D. from Fordham University School of Law. Mr. Metz serves on the Board of Overseers of the RAND Institute for Civil Justice, and formerly served as the Chair and Vice Chair of the Legal Subcommittee of the Legal and Government Affairs Committee of the Property Casualty Insurers Association of America, and also formerly served on the Board of Advisors of the RAND Center for Corporate Ethics and Governance.
Raymond M. Neff, 78, has been a member of our Board of Directors since June 2007, and he currently serves as Chairman of the Audit Committee and as a member of the Compensation Committee and the Nominating and Corporate Governance Committee. He is also chairman of Sabal Palm Bank since 2007, chairman and CEO of Beacon Aviation Insurance Services since 2010, and on the board of directors of the not-for-profit Sarasota Gulf Coast CEO Forum. Since 1999, Mr. Neff has served as President of Neff & Associates, Inc. and Insurance Home Office Services, LLC. He previously worked at the FCCI Insurance Group from 1986 to 1999, most recently as President and Chief Executive Officer from 1987 to 1999. He was previously Chairman of the Board of the Florida Workers' Compensation Joint Underwriting Association. Mr. Neff has held various positions at the Department of Labor and Employment Security and the Department of Insurance for the State of Florida. Mr. Neff previously worked at an insurance consulting group, a multi-line insurance agency and the Department of Insurance for the State of Michigan. Mr. Neff holds a B.S. in Mathematics and Accounting from Central Michigan University and an M.A. in Actuarial Science from the University of Michigan. Mr. Neff is a Member of the American Academy of Actuaries and an Associate of the Society of Actuaries.
Yehuda L. Neuberger, 43, has been a member of our Board of Directors since January 2008. Mr. Neuberger is a private equity investor, investing across a broad spectrum of companies. Mr. Neuberger serves on the board of CUJO LLC, a global artificial intelligence company. Mr. Neuberger also serves in a leadership and board capacity with numerous, large not-for-profit organizations. Between December 2001 and December 2013, Mr. Neuberger held various senior leadership positions (including Executive Vice President and Director) at American Stock Transfer & Trust Company, LLC. Prior to joining American Stock Transfer, Mr. Neuberger practiced as an attorney with the law firm of Weil, Gotshal & Manges. Mr. Neuberger holds a B.S. from Johns Hopkins University and a J.D. from Harvard Law School. Mr. Neuberger is the son-in-law of George Karfunkel, who is a Founding Shareholder of the Company, as well as a major shareholder and a director of AmTrust.
Steven H. Nigro, 60, has been a member of our Board of Directors since July 2007, our Lead Independent Director since November 2016, our Vice Chairman of the Board of Directors since August 2018, and currently serves as Chairman of the Compensation Committee, a member of the Audit Committee, and the Nominating and Corporate Governance Committee. Mr. Nigro has over 35 years of experience in financial services and specializes in mergers and acquisitions and capital raising for the insurance industry. In September 2012 Mr. Nigro became the Managing Partner of TAG Financial Institutions Group, LLC, an investment and merchant bank focusing on the financial services industry with specific concentration in the insurance industry. From 2011 to 2012 he was the Managing Director and Head of the Financial Services practice at Allegiance Capital Corporation. In 2005 Mr. Nigro co-founded Pfife Hudson Group, an investment bank specializing in the insurance industry and previously served as a Managing Director at Rhodes Financial Group, LLC and Hales & Company, both financial advisory firms catering exclusively to the insurance industry. From 1994 to 1998 he was Chief Financial Officer and Treasurer and a Director of Tower Group, Inc., an insurance holding company where he was responsible for financial and regulatory management, strategic planning and corporate finance. Mr. Nigro served as a Director of Clear Blue Financial Holdings, LLC from October 2015 through September 2016. Mr. Nigro began his career with Arthur Young and Co. and is a Certified Public Accountant in New York. Mr. Nigro graduated from the University at Albany with a major in Accounting and minor in Economics.
Keith A. Thomas, 62, has over 35 years of experience in capital markets, asset management and alternative investment sales. Since 2006, Mr. Thomas has served as a senior executive for marketing and business development at a number of institutional funds, including EIM Management (USA) Inc., a provider of hedge fund solutions for institutional investors, Muirfield Capital Management, a fund of hedge funds started by key executives from Donaldson, Lufkin & Jenrette Inc., and as an advisor to a number of emerging managers.  Previously, Mr. Thomas served as Senior Vice President in derivative products departments at Smith Barney servicing institutional clients such as New York State Common Fund and the Inter-American Development Bank.  Mr. Thomas graduated from Montclair State University with a B.A. in Marketing & Humanities.  Mr. Thomas serves as a Trustee of The Lincoln Fund. He also was a founding board member of New York Cares and served as a trustee of the WNYC Radio Foundation for 25 years.

CORPORATE GOVERNANCE
Board Independence
Ms. Blanchard and Messrs. Lyons, Neff, Nigro and Thomas are “independent directors” under the rules of the NASDAQ Capital Market ("NASDAQ") and the New York Stock Exchange ("NYSE"). NASDAQ and the NYSE rules require that a majority of the Board of Directors be independent, and we are in compliance with this requirement. The independent directors held separate executive sessions without senior management on at least four occasions in 2019, and neither the chairman, chief executive officer (the "CEO") nor any member of management, at any level, attended any of the executive sessions of the independent directors.
Board Meetings and Committees; Attendance at Annual General Meeting
The Board of Directors held six meetings in 2019. Each director attended at least 75% of the aggregate of the total number of meetings held in 2019 of the Board and any committee on which he served. All directors are expected to make every effort to attend the 2020 Annual General Meeting, and all but one director attended the 2019 Annual General Meeting.
Board Committees
Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each comprised entirely of independent directors within the meaning of the rules of the NASDAQ and the NYSE.
Audit Committee
We have a separately-designated standing Audit Committee. The Audit Committee assists our Board of Directors in monitoring the integrity of our financial statements, the independent auditor's qualifications and independence, performance of our independent auditors and our internal audit function, the establishment and maintenance of proper internal accounting controls and procedures, the treatment of employees' concerns regarding accounting and auditing matters as reported to our whistleblower hotline, and our compliance with legal and regulatory requirements. The Audit Committee's responsibilities also include appointing (subject to shareholder ratification), reviewing, determining funding for and overseeing our independent auditors and their services. Further, the Audit Committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:
•review and approve all related party transactions, as well as any subsequent modifications thereto, for actual or potential conflict of interest situations on an ongoing basis;
•review and discuss with appropriate members of our management and the independent auditors our audited financial statements, related accounting and auditing principles, practices and disclosures;
•review and discuss our audited annual and unaudited quarterly financial statements prior to the filing of such statements;
•establish procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding our financial statements or accounting policies;
•review reports from the independent auditors on all critical accounting policies and practices to be used for our financial statements and discuss with the independent auditor the critical accounting policies and practices used in the financial statements;
•assist the Enterprise Risk Management Committee in its responsibility for oversight of risk management, including cybersecurity;
•obtain reports from our management and internal auditors that we and our subsidiaries are in compliance with the applicable legal requirements and our Code of Business Conduct and Ethics, and advise our Board of Directors about these matters; and
•monitor the adequacy of our operating and internal controls as reported by management and the independent or internal auditors.
We have adopted a policy that requires that all related party transactions be approved by our Audit Committee. In response to an annual questionnaire, we require directors, director nominees and executive officers to submit a description of any current or proposed related party transaction and provides updates at least quarterly during the year. In addition, we will provide the Audit Committee any similar available information with respect to any known transactions with beneficial owners of 5% or more of our voting securities. If management becomes aware of any potential transactions during the year, management presents such transactions for approval by the Audit Committee. In the event management becomes aware of any transaction that was not approved under the policy, management will present the transaction to the Audit Committee for its action as soon as reasonably practicable, which may include termination, amendment or ratification of the transaction. The Audit Committee will approve only those transactions that are in, or are not inconsistent with, the best interests of Maiden and our shareholders, as is determined in good faith in accordance with its business judgment. Unless otherwise indicated below, each of these related party transactions was approved by our Audit Committee.
Mr. Neff is the chairman of our Audit Committee and the other members are Ms. Blanchard and Messrs. Lyons and Nigro. All the members of the Audit Committee are independent both under SEC rules and as that term is defined in the listing standards of NASDAQ and NYSE. The Board of Directors has determined that Messrs. Lyons, Neff and Nigro are “audit committee financial experts.”
The Audit Committee has adopted a charter, which is currently available on our website at www.maiden.bm. Information on our website is not incorporated by reference into this report and does not otherwise form a part of this report.
During 2019, the Audit Committee met twelve times.

REPORT OF THE AUDIT COMMITTEE
The Audit Committee has reviewed and discussed the audited consolidated financial statements of Maiden Holdings, Ltd. with management and the independent auditors for the year ended December 31, 2019. The Audit Committee has discussed with the independent auditors the matters required to be discussed by the Statement on Auditing Standards No. 1301, as adopted by the Public Company Accounting Oversight Board in Rule 3200T.
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
Based on the Audit Committee’s review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the Company's audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 18, 2020.
Raymond M. Neff, Chairman
Holly L. Blanchard
Simcha G. Lyons
Steven H. Nigro

Compensation Committee
The Compensation Committee’s responsibilities include, among other responsibilities:
•reviewing and approving corporate and individual goals and objectives relevant to the compensation of our Chief Executive Officer and other named executive officers;
•evaluating the performance of our Chief Executive Officer and other executive officers in light of such corporate and individual goals and objectives and, based on that evaluation, together with the other independent directors if directed by the Board of Directors, determining the base salary and bonus of the Chief Executive Officer and other executive officers and reviewing the same on an ongoing basis;
•reviewing all related party transactions involving compensatory matters;
•establishing and administering equity-based compensation under the 2019 Omnibus Incentive Plan (the “Plan”) and any other incentive plans and approving all grants made pursuant to such plans; and
•making recommendations to our Board of Directors regarding non-employee director compensation and any equity-based compensation plans.
Please refer to the Compensation Discussion and Analysis within this Amended Filing for additional discussion of our policies and procedures for determining and establishing executive compensation.
Mr. Nigro is the chairman of our Compensation Committee and the other members of our Compensation Committee are Messrs. Neff and Thomas. All the members of the Compensation Committee are independent both under SEC rules and as that term is defined in the listing standards of NASDAQ and NYSE.
The Compensation Committee has adopted a charter. The charter is currently available on our website at www.maiden.bm. Information on our website is not incorporated by reference into this report and does not otherwise form a part of this report.
During 2019, the Compensation Committee met seven times.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee’s responsibilities with respect to assisting our Board of Directors include, among other responsibilities:
•establishing the criteria for membership on our Board of Directors and certain subsidiaries;
•reviewing periodically the structure, size and composition of our Board of Directors (and committees thereof) and making recommendations to the board as to any necessary adjustments;
•identifying individuals qualified to become directors for recommendation to our Board of Directors;
•identifying and recommending for appointment to our Board of Directors (and committees thereof), directors qualified to fill vacancies on any committee of our Board of Directors;
•having sole authority to select, retain and terminate any consultant or search firm to identify director candidates and having sole authority to approve the consultant or search firm’s fees and other retention terms;
•considering matters of corporate governance, developing and recommending to the board a set of corporate governance principles and our Code of Business Conduct and Ethics, as well as recommending to the board any modifications thereto;
•considering questions of actual or possible conflicts of interest, including related party transactions, of members of our Board of Directors and of senior executives of our Company;

•developing and recommending to our Board of Directors for its approval an annual board and committee self-evaluation process to determine the effectiveness of their functioning; and
•exercising oversight of the evaluation of the board, its committees and management.
Mr. Lyons is the chairman of our Nominating and Corporate Governance Committee and the other members are Ms. Blanchard and Mr. Thomas. All the members of the Nominating and Corporate Governance Committee are independent both under SEC rules and as that term is defined in the listing standards of NASDAQ and NYSE.
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
The Nominating and Corporate Governance Committee considers recommendations for director candidates submitted by shareholders. In order for an individual recommended by a shareholder to be eligible for election as a director and considered by the Nominating and Corporate Governance Committee for the 2020 Annual General Meeting of Shareholders, the Corporate Secretary must receive the shareholder's recommendation pursuant to the requirements of our bye-laws as will be set forth in our Proxy to be filed later this year.
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
During 2019, the Nominating and Corporate Governance Committee met five times.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires officers, directors and persons who own more than ten (10) percent of a class of equity securities registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with both the SEC and the principal exchange upon which such securities are traded or quoted. Officers, directors and persons holding greater than ten (10) percent of the outstanding shares of a class of Section 12-registered equity securities (“Reporting Persons”) are also required to furnish copies of any such reports filed pursuant to Section 16(a) of the Exchange Act with the Company. Based solely on a review of the copies of such forms furnished to the Company and written representations that no other reports were required, the Company believes that from January 1, 2019 to December 31, 2019 all Section 16(a) filing requirements applicable to its Reporting Persons were complied with in a timely manner.

Risk Management Oversight
The Board of Directors has the ultimate oversight responsibility for the risk management function of the Company. The Company has implemented an enterprise-wide approach to risk management and has established an Enterprise Risk Management Committee (the “ERMC”) which consists of members of the Company's senior management. The ERMC oversees the Company's framework for the identification, assessment, measurement, and reporting of and management of exposure to the Company's risk on an enterprise-wide basis. Our Audit Committee receives a quarterly enterprise risk management overview from executive management, which includes updates on areas including operational/strategic risk, financial risk, legal/compliance risk, and emerging risks.
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

EXECUTIVE OFFICERS
The table below sets forth the names, ages and positions of our executive officers (who are also our named executive officers (“NEOs”)) as of the date of this Amended Filing:

Name	Age	Position(s)
Lawrence F. Metz	47	President and Chief Executive Officer
Patrick J. Haveron	58	Executive Vice President, Chief Financial Officer and Chief Operating Officer
William T. Jarman	45	Senior Vice President, Chief Actuary
Set forth below are descriptions of the backgrounds of each of our NEOs.
Lawrence F. Metz, President and Chief Executive Officer, has served in that role since September 2018. He previously served as Executive Vice President, General Counsel and Secretary from February 2016 to August 2018, and as Senior Vice President, General Counsel and Secretary from June 2009 to February 2016. Mr. Metz serves as chairman of our wholly owned subsidiary Maiden Reinsurance Ltd. and is also a director of several of our wholly owned subsidiaries. From 2007 to 2009, Mr. Metz served as Vice President, General Counsel - US Operations and Assistant Secretary of AmTrust. From 2004 to 2007, Mr. Metz served as Vice President, General Counsel and Secretary of a publicly-traded provider of information management and business process optimization solutions. Mr. Metz holds a B.S. from the University of Wisconsin - Madison and a J.D. from Fordham University School of Law. Mr. Metz serves on the Board of Overseers of the RAND Institute for Civil Justice, and formerly served as the Chair and Vice Chair of the Legal Subcommittee of the Legal and Government Affairs Committee of the Property Casualty Insurers Association of America, and also formerly served on the Board of Advisors of the RAND Center for Corporate Ethics and Governance.
Patrick J. Haveron, Executive Vice President, Chief Financial Officer and Chief Operating Officer, has served in that role since September 2018, and had served as President of our wholly owned subsidiary Maiden Reinsurance Ltd. since February 2014. Mr. Haveron has served as Executive Vice President since November 2009. Mr. Haveron is also a director of several of our wholly owned subsidiaries. From 2004 to 2009, Mr. Haveron was President and Chief Executive Officer of Preserver Group, Inc., a publicly-traded property and casualty insurer, after having served in a variety of financial and executive leadership roles since 1988. Mr. Haveron was also Senior Vice President and Chief Operating Officer of Tower Group, Inc., a publicly-traded property and casualty insurer, from 2007 to 2009 after its acquisition of Preserver in 2007. Mr. Haveron has previously served on the board of governors of the Property Casualty Insurers Association of America, and holds a B.S. from the University of Scranton.
William T. Jarman, Senior Vice President and Chief Actuary, has served in that role since November 2012. Mr. Jarman previously served as Vice President - Managing Actuary from 2009 to 2012 and as Assistant Vice President - Pricing Actuary from 2004 to 2009. Mr. Jarman served in a variety of actuarial roles for AIG, Cigna Property and Casualty, and Prudential Property and Casualty since 1996. Mr. Jarman previously served in actuarial roles with American International Insurance Company from 1999 to 2004; CIGNA Property and Casualty Insurance Company from 1997 to 1999; and Prudential Property and Casualty Insurance Company from 1996 to 1997. Mr. Jarman is a Fellow of the Casualty Actuarial Society and a member of the American Academy of Actuaries. Mr. Jarman holds a B.S. in Actuarial Science from Pennsylvania State University.

ITEM 11. EXECUTIVE COMPENSATION
2019 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus(1)		Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Lawrence F. Metz President and Chief Executive, Maiden Holdings, Ltd.	2019	$725,000	$100,000	(1)	$500,000	(3)	$—	$—	$126,661	(5)	$1,451,661
	2018	$547,913	$250,000	(2)	$1,230,950	(4)	$—	$—	$22,158	(5)	$2,051,021
Patrick J. Haveron Chief Financial Officer & Chief Operating Officer, Maiden Holdings, Ltd. and President, Maiden Reinsurance Ltd.	2019	$697,917	$100,000	(1)	$750,000	(6)	$—	$—	$334,413	(8)	$1,882,330
	2018	$543,600	$250,000	(2)	$665,965	(7)	$—	$—	$284,101	(8)	$1,743,666
William T. Jarman Senior Vice President, Chief Actuary, Maiden Global Servicing Company, LLC	2019	$423,500	$100,000	(1)	$—		$—	$—	$118,215	(9)	$641,715
	2018	$417,133	$150,000	(2)	$169,400	(10)	$—	$—	$247,044	(9)	$983,577

(1)	Amount shown reflects discretionary cash awards for Executive's performance during that year granted in the second quarter of the following year.
(2)	Amount shown reflects discretionary cash awards for Executive's performance during that year granted in the first quarter of the following year.
(3)
Represents the aggregate grant date fair market value of non-performance based restricted share awards granted to the named executive officer as determined in accordance with Accounting Standards Codification Topic No. 718, "Compensation Stock Discussion," using the assumptions described in Note 14 to the Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 18, 2020. At the discretion of the Compensation Committee on March 20, 2019, Mr. Metz was granted 645,161 restricted shares subject to a two year vesting with one half vested on the first anniversary of the grant date and one half on the second anniversary of the grant date. The restricted shares were awarded with voting and dividend rights. The value of the restricted shares at grant date fair market value for Mr. Metz was $500,000.

(4)
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

(5)
Amount shown reflects costs related to commuting to our office in Bermuda and related lodging expenses, executive life insurance, car allowance, executive physical, paid dividends for unvested restricted shares and Bermuda Social Insurance.

(6)
Represents the aggregate grant date fair market value of non-performance based restricted share awards granted to the named executive officer as determined in accordance with Accounting Standards Codification Topic No. 718, "Compensation Stock Discussion," using the assumptions described in Note 14 to the Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 18, 2020. At the discretion of the Compensation Committee on March 20, 2019, Mr. Haveron was granted 967,742 restricted shares subject to a two year vesting with one half vested on the first anniversary of the grant date and one half on the second anniversary of the grant date. The restricted shares were awarded with voting and dividend rights. The value of the restricted shares at grant date fair market value for Mr. Haveron was $750,000.

(7)
Represents the aggregate grant date fair market value of performance based restricted share unit awards granted to the named executive officer as determined in accordance with Accounting Standards Codification Topic No. 718, "Compensation Stock Discussion," using the assumptions described in Note 15 to the Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 15, 2019. The fair market value of the performance based restricted shares at grant date in February 2018 was $260,000, but this grant was partially paid out in March 2019 and was retired. At the discretion of the Compensation Committee in November 2018, Mr. Haveron was granted 111,836 restricted shares subject to a three year vesting with one third vested on the first anniversary of the grant date, one third on the second anniversary of the grant date and the remaining on the third anniversary of the grant date. The restricted shares were awarded with voting and dividend rights. The value of the restricted shares at grant date fair market value for Mr. Haveron was $405,965.

(8)
Amount shown reflects the costs related to commuting to our office in Bermuda and related lodging expenses, car allowance, tax equalization, executive life insurance, Bermuda Social Insurance and paid dividends for unvested restricted shares.

(9)	Amount shown reflects the costs related to commuting to our office in Bermuda and related lodging expenses, car allowance, executive physical, tax equalization, and executive life insurance.
(10)
Represents the aggregate grant date fair market value of performance based restricted share unit awards granted to the named executive officer as determined in accordance with Accounting Standards Codification Topic No. 718, "Compensation Stock Discussion," using the assumptions described in Note 15 to the Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 15, 2019. The fair market value of the performance based restricted shares at grant date for Mr. Jarman was $169,400. At the discretion of the Board, Mr. Jarman was granted 2,500 restricted shares subject to a two year vesting with 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The restricted shares were awarded with voting and dividend rights. The fair market value of the restricted shares at grant date for Mr. Jarman was $32,900.

GRANTS OF PLAN-BASED AWARDS IN 2019

All Other Stock Awards:
Employment Agreements
Lawrence F. Metz, Patrick J. Haveron and William T. Jarman.
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
Under the employment agreements, the executives have agreed to keep confidential all information regarding the Company that he received during the term of employment and thereafter. Each executive also agreed that during the term of employment and for a two-year period beginning upon termination of the employment, he will not solicit any of our customers with whom he had dealings or senior employees or solicit any entity that he knows has been contacted by us regarding a possible acquisition by us for purposes of acquiring that entity. Each executive has also agreed to a non-compete provision of one year from the date of termination of the agreement, and a non-solicitation of clients and employees for two years from the date of termination of the agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2019

The following table sets forth the option and stock awards held by the named executive officers as of December 31, 2019:

	Option Awards			Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested Unexercised	Market Value of Shares or Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4)
Lawrence F. Metz	50,000	$7.25	3/4/2020	90,090	$666,667	(2)	21,484	$16,113
				645,161	$500,000	(3)
Patrick J. Haveron	30,000	$7.25	3/4/2020	74,558	$270,643	(2)	23,560	$17,670
				967,742	750,000	(3)
William T. Jarman	7,500	$9.42	2/22/2022				14,077	$10,558

1.
Under the Plan, 25% of the options will become exercisable on the first anniversary of the grant date, with an additional 6.25% of the options vesting each quarter thereafter based on the executive's continued employment over a four-year period.

2.	These restricted shares were granted with vesting one-third on each respective anniversary of the grant date.

3.	These restricted shares were granted with vesting one-half on each respective anniversary of the grant date.

4.	To calculate the value in this column, the closing price of the Company's stock per NASDAQ on December 31, 2019 of $0.75 was used.

5.
Represents equity incentive plan awards granted to Messrs. Metz, Haveron and Jarman under the Company’s Long Term Incentive Plan (“LTIP”) which was retired at the end of 2018. The grants were vested for settlement on March 20, 2019 based on the pro-rated performance through 2018 and a partial portion of the original target for Mr. Metz, Mr. Haveron and Mr. Jarman.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
We do not maintain change in control agreements with any of our named executive officers and none of our equity awards vest upon a change in control of the Company. We do not provide for severance benefits for any of our named executive officers.

DIRECTOR COMPENSATION FOR 2019
In 2019, we paid an annual retainer of $100,000 to each non-employee director of the Company. We also reimbursed our directors for reasonable expenses they incur in attending meetings of the Board of Directors or any of its committees. Directors may also be eligible in the future for awards under the Plan. Employee directors received no compensation for service on the Board of Directors or any board committee. For his service as Lead Independent Director, Mr. Nigro received an additional annual cash retainer of $20,000.
Starting in fiscal year 2019, the Company changed its practice of awarding a fixed number of restricted share units to the non-employee directors and instead intends to grant such directors $65,000 worth of compensation in the form of either restricted share units, stock options or cash. For 2019, the compensation was granted in the form of cash to each director. It is the Company's intention that annually, on or around June 1, each non-employee director will receive a grant of $65,000 worth of compensation which, if non-cash compensation, will vest on the first anniversary of the grant. For his service as Lead Independent Director, Mr. Nigro will receive (in addition to the $20,000 additional annual cash retainer mentioned above) an additional $10,000 worth of compensation, on or around June 1, in the form of either restricted share units, stock options or cash.
Mr. Zyskind has never accepted a retainer, any Board of Directors or committee fees or any options or other equity-based awards for his service as non-executive Chairman of our Board of Directors.
The following table provides the amount of compensation paid to the non-employee directors of the Company for 2019:

Name	Fees Earned or Paid in Cash (1)	Restricted Share Units (2)	Total
Barry D. Zyskind	$—	$—	$—
Holly L. Blanchard	5,753	—	5,753
Simcha G. Lyons	165,000	—	165,000
Raymond M. Neff	165,000	—	165,000
Yehuda L. Neuberger	165,000	—	165,000
Steven H. Nigro	195,000	—	195,000
Keith A. Thomas	5,753	—	5,753

(1)
The amounts represent annual cash retainer for board service and, as applicable, retainers for board committee service or service as chairman of a board committee and fees for attendance at board meetings and, as applicable, committee meetings.

(2)	There were no restricted share unit awards granted to non-employee directors for the fiscal year 2019.
The following table represents the options outstanding at December 31, 2019 for each director:

Name	Grant Date Fair Value	Stock Awards	Options Outstanding at December 31, 2019
Barry D. Zyskind	$—	—	—
Simcha G. Lyons	$—	—	24,000
Raymond M. Neff	$—	—	48,000
Yehuda L. Neuberger	$—	—	48,000
Steven H. Nigro	$—	—	18,000
Equity Compensation Plan Information (through fiscal 2019)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	484,129	$8.44	5,664,487
Equity compensation plans not approved by security holders	—	—	—
Total	484,129	$8.44	5,664,487

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information with respect to the beneficial ownership of our common shares by each person or group known by us to own more than 5% of our common shares. Ownership percentages are based on 83,969,991 common shares outstanding as of April 13, 2020. We refer to Barry Zyskind, Michael Karfunkel and George Karfunkel as our “Founding Shareholders” in this Amended Filing. Michael Karfunkel passed away on April 27, 2016.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Barry D. Zyskind, c/o Maiden Holdings, Ltd. Ideation House, 2nd Floor, 94 Pitts Bay Road, Pembroke HM08, Bermuda	6,374,292	(1)	7.6%
Leah Karfunkel c/o Maiden Holdings, Ltd. Ideation House, 2nd Floor, 94 Pitts Bay Road, Pembroke HM08, Bermuda	6,792,600	(2)	8.1%
683 Capital Partners, LP 3 Columbus Circle, Suite 2205, New York, NY 10019	7,876,964	(3)	9.4%
Dimensional Fund Advisors LP Building One, 6300 Bee Cave Road, Austin, TX 78746	5,412,423	(4)	6.4%
Catalina Holdings (Bermuda) Ltd. Cumberland House, 1 Victoria Street, 7th Floor, Hamilton HM11, Bermuda	6,643,981	(5)	7.9%
Talkot Capital, LLC 30 Liberty Ship Way, Suite 3110, Sausalito, CA 94965	7,715,816	(6)	9.2%
Phillips Ray Capital Management, Inc. (“PRCM”), 3707 Camp Bowie Blvd., Suite 250, Fort Worth, TX 76107	6,006,044	(7)	7.2%

(1)
Based on Amendment No. 3 to Schedule 13D filed with the SEC on April 4, 2019, and Form 4 filed with the SEC on March 31, 2017. Mr. Zyskind holds 220,000 of these common shares as a custodian for his children under the Uniform Transfers to Minors Act.

(2)
Based on Amendment No. 6 to Schedule 13D of Leah Karfunkel filed with the SEC on June 23, 2016, Leah Karfunkel beneficially owns 5,500,470 common shares held indirectly as a trustee of the Michael Karfunkel 2005 Family Trust. Leah Karfunkel is the wife of Michael Karfunkel. Leah Karfunkel disclaims beneficial ownership of these shares held by the HOD Foundation, a charitable foundation.

(3)
Based on Amendment No. 1 to Schedule 13D filed with the SEC on June 28, 2020; 683 Capital Partners, LP (“683 Capital”) jointly filed with three other Reporting Persons: 683 Capital GP, LLC (“683 GP” the General Partner of 683 Capital), 683 Capital Management, LLC (“683 Management” the investment manager of 683 GP) and Ari Zweiman, the managing member of 683 GP and 683 Management.

(4)	Based on Amendment No. 6 to Schedule 13G filed with the SEC on February 12, 2020.

(5)	Based on Amendment No. 1 to Schedule 13D filed with the SEC on September 14, 2018.

(6)
Based on Amendment No. 3 to Schedule 13G filed with the SEC on December 31, 2019; Talkot Capital, LLC, as investment adviser, filed on behalf of three other Reporting Persons: Talkot Fund, L.P., Talkot Capital, LLC 401(k) PSP and Thomas B. Akin.

(7)	Based on Schedule 13G filed with the SEC on February 7, 2020; PRCM jointly filed with two other Reporting Persons: Brian Michael Phillips and Paul Richard Ray III.

SECURITY OWNERSHIP OF MANAGEMENT
Set forth below is information concerning the beneficial ownership of our common shares by each director, by our executive officers named in the Summary Compensation Table below and by all our directors and executive officers as a group as of April 13, 2020. For purposes of the table below, the amounts and percentage of shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Also, options which are currently exercisable or exercisable within 60 days of April 13, 2020 are considered outstanding and beneficially owned by the person holding the options for the purposes of computing beneficial ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner**	Amount & Nature of Beneficial Ownership		Percent of Class(1)
Barry D. Zyskind	6,374,292	(2)	7.6%
Simcha G. Lyons	82,505	(3)	*
Raymond M. Neff	520,500	(4)	*
Yehuda L. Neuberger	319,000	(5)	*
Steven H. Nigro	54,000	(6)	*
Lawrence F. Metz	827,076	(7)	1.0%
Patrick J. Haveron	1,212,458	(8)	1.4%
William T. Jarman	37,028	(9)	*
All executive officers and directors as a group (8 persons)	9,426,859		11.2%

*	Less than one percent.

**	The address of each beneficial owner listed in the table is c/o Maiden Holdings, Ltd., Ideation House, 2nd Floor, 94 Pitts Bay Road, Pembroke HM08, Bermuda.

(1)	Based on 83,969,991 common shares outstanding at April 13, 2020 plus shares that the beneficial owner has the right to acquire within 60 days of April 13, 2020 upon exercise of share options.

(2)	Mr. Zyskind holds 220,000 of these common shares as a custodian for his children under the Uniform Transfers to Minors Act.

(3)	The amount shown above includes vested options to acquire 24,000 common shares granted on June 1, 2013, June 1, 2014, June 1, 2015 and June 1, 2016.

(4)	The amount shown above includes vested options to acquire 42,000 common shares granted on June 1, 2010, June 1, 2011, June 1, 2012, June 1, 2013, June 1, 2014, June 1, 2015 and June 1, 2016.

(5)	The amount shown above includes vested options to acquire 42,000 common shares granted on June 1, 2010, June 1, 2011, June 1, 2012, June 1, 2013, June 1, 2014 June 1, 2015 and June 1, 2016.

(6)	The amount shown above includes vested options to acquire 18,000 common shares granted on June 1, 2014, June 1, 2015 and June 1, 2016.

(7)
The amount shown above includes 90,090 restricted shares vesting 50% annually on the anniversary of the grant date into common shares on August 8, 2020 and August 8, 2021, respectively, and includes 322,581 restricted shares vesting on March 20, 2021, which Mr. Metz has the ability to vote, but is restricted from transferring until their respective vesting dates. The amount shown above excludes 372,340 common shares granted and vested on April 22, 2020 pursuant to the 2019 Omnibus Incentive Plan but will be included in this table in the Company's Proxy to be filed in 2020.

(8)
The amount shown above includes 74,558 restricted shares vesting one half annually on the anniversary of the grant date into common shares on November 6, 2020 and November 6, 2021, respectively, and includes 483,871 restricted shares vesting on March 20, 2021, which Mr. Haveron has the ability to vote, but is restricted from transferring until their respective vesting dates. The amount shown above excludes 372,340 common shares granted and vested on April 22, 2020 pursuant to the 2019 Omnibus Incentive Plan but will be included in this table in the Company's Proxy to be filed in 2020.

(9)	The amount shown above includes vested options to acquire 7,500 common shares granted to Mr. Jarman on February 22, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
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
Our Arrangements with NGHC and Its Subsidiaries
AmTrust owns 1.5% of the issued and outstanding shares of National General Holdings Corporation ("NGHC"), and Leah Karfunkel, individually, through a grantor retained annuity trust and through the Michael Karfunkel 2005 Family Trust (which is controlled by Leah Karfunkel) owns 39.3% of the outstanding common shares of NGHC. Barry Zyskind is a director of NGHC.
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
Review, Approval or Ratification of Transactions with Related Persons
Conflicts of interest could arise with respect to business opportunities that could be advantageous to any or all of AmTrust or its subsidiaries and the Company or our subsidiaries. In addition, potential conflicts of interest may arise should the interests of AmTrust and/or the Company diverge. From time to time, AmTrust and/or the Company may be presented with opportunities to insure, reinsure or acquire the same book of business. Because of the overlaps between our and AmTrust's shareholders, the Company and AmTrust have agreed that in such cases, the opportunities will be referred to a committee of independent directors of each company to decide whether that company wishes to pursue the opportunity. Pursuant to its charter, our independent Audit Committee must review and approve in advance or ratify any transaction or relationship of any size in which we and any related party have a direct or indirect material interest. The Audit Committee will consider all of the relevant facts and circumstances including (if applicable), but not limited to, (i) the benefits to us; (ii) the impact on a director's independence in the event the related person is a director, a director's immediate family member or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms of the transaction; and (v) the terms available to unrelated third parties or to employees generally. When considering these factors, the Audit Committee members will apply their business judgment based upon all relevant facts and circumstances known at that time, in accordance with their fiduciary duties to our shareholders.
Compensation Committee Interlocks and Insider Participation
Mr. Nigro is the chairman of our Compensation Committee and the other members of our Compensation Committee are Messrs. Neff and Thomas. None of the members of our Compensation Committee has been an officer or employee of the Company or had a relationship during 2019 requiring disclosure under Item 404 of Regulation S-K.
During 2019:

•	None of our directors served as a member of the compensation committee of another entity;

•	None of our executive officers served as a director of another entity; and

•	None of our executive officers served as a member of the compensation committee of another entity.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Audit and Non-Audit Fees
The following table presents the aggregate fees billed for professional services rendered to us by Deloitte Ltd. and BDO USA, LLP for our fiscal years ended December 31, 2019 and 2018:

	2019	2018
Audit Fees (1)	$1,485,500	$2,719,944
Audit-Related Fees (2)	10,891	46,000
Tax Fees (3)	—	62,400
Total (4)(5)	$1,496,391	$2,828,344

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

(2)	Audit-related fees relate to assurance and related services rendered to us that are not classified as audit fees.

(3)	Tax fees relate to services rendered to us for tax compliance, tax planning and advice.

(4)	Total fees for 2019 consist of Deloitte fees of $1,460,891 and BDO fees of $35,500.

(5)	Total fees for 2018 consist of Deloitte fees of $2,428,344 and BDO fees of $400,000.
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
The Audit Committee pre-approved all fees in the period from January 1, 2019 through December 31, 2019.

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

MAIDEN HOLDINGS, LTD.
By:
April 29, 2020		/s/ Lawrence F. Metz
Lawrence F. Metz President and Chief Executive Officer