Form 10-Q
period 2020-03-31
Maiden Holdings, Ltd.
filed 2020-05-15
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
Yes ☐ No ☒
As of May 10, 2020, the number of shares of the Registrant's Common Stock ($.01 par value) outstanding was 84,718,837.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2020 - $1,530,689; 2019 - $1,813,426)	$1,508,544	$1,835,518
Other investments	34,088	31,748
Total investments	1,542,632	1,867,266
Cash and cash equivalents	60,059	48,197
Restricted cash and cash equivalents	117,903	59,081
Accrued investment income	19,897	18,331
Reinsurance balances receivable, net	14,560	12,181
Reinsurance recoverable on unpaid losses	620,882	623,422
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $61,439 and $68,433 from related parties in 2020 and 2019, respectively)	69,109	77,356
Funds withheld receivable (includes $649,516 and $632,305 from related parties in 2020 and 2019, respectively)	696,076	684,441
Other assets	12,664	9,946
Total assets	$3,321,757	$3,568,196
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $2,095,411 and $2,272,418 from related parties in 2020 and 2019, respectively)	$2,249,045	$2,439,907
Unearned premiums (includes $171,113 and $189,797 from related parties in 2020 and 2019, respectively)	197,094	220,269
Deferred gain on retroactive reinsurance	112,950	112,950
Accrued expenses and other liabilities (includes $11,170 and $20,049 from related parties in 2020 and 2019, respectively)	22,708	32,444
Senior notes - principal amount	262,500	262,500
Less: unamortized debt issuance costs	7,538	7,592
Senior notes, net	254,962	254,908
Total liabilities	2,836,759	3,060,478
Commitments and Contingencies
EQUITY
Preference shares	465,000	465,000
Common shares ($0.01 par value; 88,983,171 and 88,161,638 shares issued in 2020 and 2019, respectively; 83,969,991 and 83,148,458 shares outstanding in 2020 and 2019, respectively)	890	882
Additional paid-in capital	751,862	751,327
Accumulated other comprehensive (loss) income	(26,288)	17,836
Accumulated deficit	(674,933)	(695,794)
Treasury shares, at cost (5,013,180 shares in 2020 and 2019, respectively)	(31,533)	(31,533)
Total shareholders’ equity	484,998	507,718
Total liabilities and equity	$3,321,757	$3,568,196
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended March 31,
	2020	2019
Revenues
Gross premiums written	$11,734	$(561,139)
Net premiums written	$10,372	$(561,530)
Change in unearned premiums	20,843	744,632
Net premiums earned	31,215	183,102
Other insurance revenue	408	812
Net investment income	17,964	32,022
Net realized gains (losses) on investment	11,038	(11,101)
Total other-than-temporary impairment losses	(1,506)	—
Total revenues	59,119	204,835
Expenses
Net loss and loss adjustment expenses	21,086	152,689
Commission and other acquisition expenses	11,973	69,617
General and administrative expenses	8,550	16,619
Interest and amortization expenses	4,831	4,829
Foreign exchange and other gains	(8,197)	(4,979)
Total expenses	38,243	238,775
Income (loss) from continuing operations before income taxes	20,876	(33,940)
Less: income tax expense (benefit)	15	(38)
Income (loss) from continuing operations	20,861	(33,902)
Loss from discontinued operations, net of income tax	—	(2,734)
Net income (loss)	$20,861	$(36,636)
Basic and diluted earnings (loss) from continuing operations per share attributable to common shareholders	$0.25	$(0.41)
Basic and diluted loss from discontinued operations per share attributable to common shareholders	—	(0.03)
Basic and diluted earnings (loss) per share attributable to common shareholders	$0.25	$(0.44)
Weighted average number of common shares - basic and diluted	83,256,223	82,965,156

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2020	2019
Net income (loss)	$20,861	$(36,636)
Other comprehensive (loss) income
Net unrealized holdings (losses) gains on fixed maturities arising during period	(40,203)	49,030
Adjustment for reclassification of net realized (gains) losses recognized in net income (loss)	(4,033)	12,488
Foreign currency translation adjustment	(3)	3,998
Other comprehensive (loss) income, before tax	(44,239)	65,516
Income tax benefit (expense) related to components of other comprehensive (loss) income	115	(42)
Other comprehensive (loss) income, after tax	(44,124)	65,474
Comprehensive (loss) income	(23,263)	28,838
Comprehensive income attributable to noncontrolling interests	—	(78)
Comprehensive (loss) income attributable to Maiden	$(23,263)	$28,760
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2020	2019
Preference shares - Series A, C and D
Beginning balance	$465,000	$465,000
Ending balance	465,000	465,000
Common shares
Beginning balance	882	879
Exercise of options and issuance of shares	8	2
Ending balance	890	881
Additional paid-in capital
Beginning balance	751,327	749,418
Exercise of options and issuance of common shares	(8)	(2)
Share-based compensation expense	543	1,254
Ending balance	751,862	750,670
Accumulated other comprehensive loss
Beginning balance	17,836	(65,616)
Change in net unrealized (losses) gains on investment	(44,121)	61,476
Foreign currency translation adjustment	(3)	3,920
Ending balance	(26,288)	(220)
Accumulated deficit
Beginning balance	(695,794)	(563,891)
Net income (loss)	20,861	(36,636)
Ending balance	(674,933)	(600,527)
Treasury shares
Beginning balance	(31,533)	(31,515)
Ending balance	(31,533)	(31,515)
Noncontrolling interests in subsidiaries
Beginning balance	—	641
Disposal of subsidiaries	—	(719)
Foreign currency translation adjustment	—	78
Ending balance	—	—
Total shareholders' equity	$484,998	$584,289
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2020	2019
Cash flows from operating activities
Net income (loss)	$20,861	$(36,636)
Less: net loss from discontinued operations	—	2,734
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, amortization and share-based compensation	1,761	2,062
Net realized (gains) losses on investment	(11,038)	11,101
Total other-than-temporary impairment losses	1,506	—
Foreign exchange and other gains	(8,181)	(4,964)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(15,205)	(7,198)
Reinsurance recoverable on unpaid losses	2,256	(36)
Accrued investment income	(1,659)	2
Deferred commission and other acquisition expenses	7,438	88,388
Funds withheld receivable	1,261	(53,741)
Other assets	(8,464)	(3,462)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(174,835)	(67,641)
Unearned premiums	(20,479)	(326,214)
Accrued expenses and other liabilities	(13,703)	63,880
Net cash used in continuing operations	(218,481)	(331,725)
Net cash used in discontinued operations	—	(205)
Net cash used in operating activities	(218,481)	(331,930)
Cash flows from investing activities:
Purchases of fixed maturities	(133,353)	(159,790)
Purchases of other investments	(2,325)	(1,528)
Proceeds from sales of fixed maturities	224,471	84,361
Proceeds from maturities, paydowns and calls of fixed maturities	200,242	206,811
Proceeds from sale and redemption of other investments	92	406
Other, net	(597)	2,870
Net cash provided by investing activities for continuing operations	288,530	133,130
Net cash used in investing activities for discontinued operations	—	(3,349)
Net cash provided by investing activities	288,530	129,781
Effect of exchange rate changes on foreign currency cash, restricted cash and equivalents	635	(334)
Net increase (decrease) in cash, restricted cash and cash equivalents	70,684	(202,483)
Cash, restricted cash and cash equivalents, beginning of period	107,278	337,102
Cash, restricted cash and cash equivalents, end of period	177,962	134,619
Less: cash, restricted cash and equivalents of discontinued operations, end of period	—	(2,764)
Cash, restricted cash and cash equivalents of continuing operations, end of period	$177,962	$131,855
Reconciliation of cash and restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$60,059	$89,521
Restricted cash and cash equivalents, end of period	117,903	42,334
Total cash, restricted cash and cash equivalents, end of period	$177,962	$131,855
Non-cash investing activities
Investments transferred out related to Partial Termination Amendment	$—	$280,670
Investments transferred out related to funds withheld arrangement with AmTrust	—	571,396
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
These unaudited Condensed Consolidated Financial Statements, including these notes, should be read in conjunction with the Company's audited Consolidated Financial Statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Certain prior year comparatives have been reclassified to conform to the current year presentation. The effect of these reclassifications had no impact on previously reported shareholders' equity or net loss.
Strategic Review
Since 2018, the Company has engaged in a series of strategic measures that have dramatically reduced the regulatory capital required to operate our business, materially strengthened our solvency ratios, re-domiciled Maiden Reinsurance Ltd. ("Maiden Reinsurance") to Vermont in the U.S. and ceased active reinsurance underwriting. During that time, we significantly increased our estimate of ultimate losses and loss reserves while purchasing reinsurance protection against further loss reserve volatility and as a result, have improved the ultimate economic value of the Company. We believe these measures have given the Company the ability to more flexibly allocate capital to those activities most likely to produce the greatest returns for shareholders.
The measures we ultimately have taken were initiated in early 2018, when our Board of Directors initiated a review of strategic alternatives ("Strategic Review") to evaluate ways to increase shareholder value after a period of continuing higher than targeted combined ratios and lower returns on equity than expected.
As part of the Strategic Review, a series of transactions were entered into including: (1) completed the sale of Maiden Reinsurance North America, Inc. ("Maiden US") on December 27, 2018; (2) Maiden Reinsurance's shareholders, Maiden Holdings and Maiden Holdings North America, Ltd. ("Maiden NA"), made capital injections of $125,000 on December 31, 2018 and $70,000 on January 18, 2019 to Maiden Reinsurance from the sale proceeds of Maiden US; (3) entered into a partial termination amendment ("Partial Termination Amendment") with AmTrust Financial Services, Inc. ("AmTrust") effective January 1, 2019 which amended the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary AmTrust International Insurance, Ltd. (“AII”) (as more fully described in "Note 10 - Related Party Transactions"); (4) entered into amendments which terminated the AmTrust Quota Share and the European hospital liability Quota Share Reinsurance Contract (“European Hospital Liability Quota Share”) with AmTrust’s wholly owned subsidiaries AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC") effective January 1, 2019 (these transactions are broadly referred to herein as the "Final AmTrust QS Terminations"); (5) entered into the Loss Portfolio Transfer and Adverse Development Cover Agreement ("LPT/ADC Agreement") with Enstar Group Limited ("Enstar") pursuant to the revised Master Transaction Agreement entered into on March 1, 2019; and (6) entered into a Commutation and Release Agreement with AmTrust to commute certain workers' compensation business with AII as of January 1, 2019.
Please see the Company's audited Consolidated Financial Statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for further details on the above transactions.
Discontinued Operations
The Company made the strategic decision to divest its U.S. treaty reinsurance operations through the sale of Maiden US which was completed on December 27, 2018. Except as explicitly described as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations except for net income (loss).
Re-domestication of Maiden Reinsurance
Effective March 16, 2020, we re-domesticated our principal operating subsidiary, Maiden Reinsurance, to the State of Vermont in the United States, having made the necessary filings in both Vermont and Bermuda in the fourth quarter of 2019 and first quarter of 2020. Maiden Reinsurance is now subject to the statutes and regulations of Vermont in the ordinary course of business. We have determined that re-domesticating Maiden Reinsurance to Vermont enables us to better align our capital and resources with our liabilities, which originate mostly in the United States, resulting in a more efficient structure. The re-domestication, in combination with the transactions completed pursuant to the Strategic Review, will continue to strengthen the Company’s capital position and solvency ratios. While the Vermont Department of Financial Regulation ("Vermont DFR") will be the group supervisor for the Company, the re-domestication did not apply to the parent holding company which remains a Bermuda-based holding company. Securities issued by Maiden Holdings were not affected by the re-domestication of Maiden Reinsurance to Vermont. Concurrent with its re-domestication to Vermont on March 16, 2020, Maiden Holdings contributed as capital the remaining 65% of its ownership in Maiden Reinsurance to Maiden NA. Maiden NA now owns 100% of Maiden Reinsurance.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

1. Basis of Presentation (continued)
Segments
As a result of the strategic decision to divest all of the Company's U.S. treaty reinsurance operations noted above, the Company revised the composition of its reportable segments. As described in more detail under “Note 3. Segment Information”, the reportable segments include: (i) Diversified Reinsurance which consists of a portfolio of property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe; and (ii) AmTrust Reinsurance which includes all business ceded to Maiden Reinsurance from subsidiaries of AmTrust. In addition to these reportable segments, the results of operations of the former National General Holdings Corporation Quota Share ("NGHC Quota Share") segment, which was commuted in November 2019, was previously included in the "Other" category.

COVID-19 Pandemic
The evolving COVID-19 global pandemic has caused significant disruption to the economy and financial markets globally, and the full extent of the potential impacts of COVID-19 are not yet known. Circumstances caused by the COVID-19 pandemic are complex, uncertain and rapidly evolving. Our results of operations, financial condition, and liquidity and capital resources have been adversely impacted by the COVID-19 pandemic, and the future impact of the pandemic on our financial condition or results of operations is difficult to predict.
As described herein, the Company is not currently engaged in active reinsurance underwriting and is running off the remaining unearned exposures it has reinsured. The Company's IIS unit does write limited primary insurance coverages that could be exposed to COVID-19 claims.  While we assess our exposure to COVID-19 insurance and reinsurance claims on our existing insurance exposures and remaining reinsurance exposures as limited and immaterial, given the uncertainty surrounding the COVID-19 pandemic and its impact on the insurance industry, our preliminary estimates of losses and loss adjustment expenses and estimates of reinsurance recoverable arising from the COVID-19 pandemic may materially change. The Company has not received any COVID-19 claims to date. Unanticipated issues relating to claims and coverage may emerge, which could adversely affect our business by increasing the scope of coverage beyond our intent and/or increasing the frequency and severity of claims.
Due to the change in fair value of our investments caused by the COVID-19 pandemic, we and our reinsurance subsidiaries may need additional capital to maintain compliance with regulatory capital requirements and/or be required to post additional collateral under existing reinsurance arrangements, which could reduce our liquidity. In addition, the Company may experience a reduction in the amount of available distribution or dividend capacity from its regulated reinsurance subsidiaries, which would also reduce liquidity.
Due in large part to the uncertainty caused by the COVID-19 pandemic in global financial markets, during the three months ended March 31, 2020, the Company's investment portfolio experienced significant unrealized losses (largely due to widening credit spreads on fixed income investments), increased volatility, heightened credit risk, and declines in yields on its fixed income investments. The Company's investment portfolio may continue to be adversely impacted by unfavorable market conditions caused by the COVID-19 pandemic, which could cause continued volatility in our results of operations and negatively impact our financial condition.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies
There have been no material changes to the significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 except for the following:
Recently Adopted Accounting Standards Updates
Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-13 for changes to the disclosure framework related to Topic 820 which amends the disclosure requirements for fair value measurement. The following disclosure requirements were removed from Topic 820: (i) amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) policy for timing of transfers between levels, and (iii) valuation processes for Level 3 fair value measurements. The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added to Topic 820: (i) changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.
The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. These amendments only impact disclosures made in "Note 5. Fair Value Measurements" therefore, the adoption of this standard on January 1, 2020 did not impact the Company’s consolidated balance sheets, results of operations or cash flows.
Recently Issued Accounting Standards Not Yet Adopted
Accounting for Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments: Credit Losses (Topic 326)" replacing the "incurred loss" impairment methodology with an approach based on "expected losses" to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance requires financial assets to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 also modified the accounting for available-for-sale ("AFS") debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments: Credit Losses Available-for-Sale Debt Securities. Credit losses relating to AFS debt securities will be recorded through an allowance for credit losses rather than under the current other-than-temporarily impaired ("OTTI") methodology.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information
The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share, which are in run-off effective January 1, 2019. In addition to our reportable segments, the results of operations of the former NGHC Quota Share segment which was commuted in November 2019 and the remnants of our retroceded U.S. treaty business have been included in the "Other" category. Please refer to "Note 10. Related Party Transactions" for additional information.
The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. General and administrative expenses are allocated to the segments on an actual basis except salaries and benefits where management’s judgment is applied; however general corporate expenses are not allocated to the segments. In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, funds withheld receivable, loan to related party and restricted cash and investments. All remaining assets are allocated to Corporate.
As discussed in "Note 1. Basis of Presentation" and "Note 10. Related Party Transactions", the Partial Termination Amendment and the termination of the remaining business with AmTrust effective January 1, 2019 resulted in a significant reduction in gross premiums written. This was due to the return of unearned premium on certain lines covered by the Partial Termination Amendment, with no new business written since 2018 as a result of the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share. The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments and Other category's underwriting results to consolidated net income (loss) from continuing operations:

For the Three Months Ended March 31, 2020	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$11,734	$—	$11,734
Net premiums written	$10,372	$—	$10,372
Net premiums earned	$12,531	$18,684	$31,215
Other insurance revenue	408	—	408
Net loss and loss adjustment expenses ("loss and LAE")	(7,041)	(14,045)	(21,086)
Commission and other acquisition expenses	(4,979)	(6,994)	(11,973)
General and administrative expenses	(1,613)	(644)	(2,257)
Underwriting loss	$(694)	$(2,999)	(3,693)
Reconciliation to net income from continuing operations
Net investment income and realized gains on investment			29,002
Total other-than-temporary impairment losses			(1,506)
Interest and amortization expenses			(4,831)
Foreign exchange and other gains, net			8,197
Other general and administrative expenses			(6,293)
Income tax expense			(15)
Net income from continuing operations			$20,861

Net loss and LAE ratio(1)	54.4%	75.2%	66.7%
Commission and other acquisition expense ratio(2)	38.5%	37.4%	37.9%
General and administrative expense ratio(3)	12.5%	3.5%	27.0%
Expense ratio(4)	51.0%	40.9%	64.9%
Combined ratio(5)	105.4%	116.1%	131.6%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Three Months Ended March 31, 2019	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$15,338	$(576,477)	$—	$(561,139)
Net premiums written	$14,947	$(576,477)	$—	$(561,530)
Net premiums earned	$25,292	$157,810	$—	$183,102
Other insurance revenue	812	—	—	812
Net loss and LAE	(14,391)	(138,070)	(228)	(152,689)
Commission and other acquisition expenses	(9,261)	(60,356)	—	(69,617)
General and administrative expenses	(3,031)	(1,266)	—	(4,297)
Underwriting loss	$(579)	$(41,882)	$(228)	(42,689)
Reconciliation to net loss from continuing operations
Net investment income and realized losses on investment				20,921
Interest and amortization expenses				(4,829)
Foreign exchange and other gains, net				4,979
Other general and administrative expenses				(12,322)
Income tax benefit				38
Net loss from continuing operations				$(33,902)

Net loss and LAE ratio(1)	55.1%	87.5%		83.0%
Commission and other acquisition expense ratio(2)	35.5%	38.2%		37.9%
General and administrative expense ratio(3)	11.6%	0.8%		9.0%
Expense ratio(4)	47.1%	39.0%		46.9%
Combined ratio(5)	102.2%	126.5%		129.9%

(1)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(2)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by adding together the commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Calculated by adding together net loss and LAE ratio and the expense ratio.

For the Three Months Ended March 31, 2020	Diversified Reinsurance	AmTrust Reinsurance	Other	Total

For the Three Months Ended March 31, 2019	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
The following tables summarize the financial position of the Company's reportable segments including the reconciliation to the Company's consolidated total assets at March 31, 2020 and December 31, 2019:

March 31, 2020	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$163,684	$2,643,073	$2,806,757
Corporate assets	—	—	515,000
Total Assets	$163,684	$2,643,073	$3,321,757

December 31, 2019	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$167,845	$2,843,802	$3,011,647
Corporate assets	—	—	556,549
Total Assets	$167,845	$2,843,802	$3,568,196

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)
The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the three months ended March 31, 2020 and 2019:

For the Three Months Ended March 31,	2020	2019
Net premiums written	Total	Total
Diversified Reinsurance
International	$10,372	$14,947
Total Diversified Reinsurance	10,372	14,947
AmTrust Reinsurance
Small Commercial Business	—	(342,681)
Specialty Program	—	(12,608)
Specialty Risk and Extended Warranty	—	(221,188)
Total AmTrust Reinsurance	—	(576,477)
Total Net Premiums Written	$10,372	$(561,530)

For the Three Months Ended March 31,	2020	2019
The following tables set forth financial information relating to net premiums earned by major line of business and reportable segment for the three months ended March 31, 2020 and 2019:

For the Three Months Ended March 31,	2020		2019
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$12,531	40.1%	$25,292	13.8%
Total Diversified Reinsurance	12,531	40.1%	25,292	13.8%
AmTrust Reinsurance
Small Commercial Business	939	3.0%	39,455	21.6%
Specialty Program	75	0.3%	76,221	41.6%
Specialty Risk and Extended Warranty	17,670	56.6%	42,134	23.0%
Total AmTrust Reinsurance	18,684	59.9%	157,810	86.2%
Total Net Premiums Earned	$31,215	100.0%	$183,102	100.0%

For the Three Months Ended March 31,	2020	2019

4. Investments

a)	Fixed Maturities
The original or amortized cost, estimated fair value and gross unrealized gains and losses of fixed maturities at March 31, 2020 and December 31, 2019 are as follows:

March 31, 2020	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$84,959	$1,185	$(1)	$86,143
U.S. agency bonds – mortgage-backed	495,747	19,510	(132)	515,125
Non-U.S. government and supranational bonds	7,290	93	(200)	7,183
Asset-backed securities	187,255	495	(14,715)	173,035
Corporate bonds	755,438	9,336	(37,716)	727,058
Total fixed maturity investments	$1,530,689	$30,619	$(52,764)	$1,508,544

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

March 31, 2020	Amortized cost	Fair value
Due in one year or less	$124,415	$123,759
Due after one year through five years	527,356	508,288
Due after five years through ten years	195,916	188,337
	847,687	820,384
U.S. agency bonds – mortgage-backed	495,747	515,125
Asset-backed securities	187,255	173,035
Total fixed maturity investments	$1,530,689	$1,508,544

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2020	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bonds	$9,999	$(1)	$—	$—	$9,999	$(1)
U.S. agency bonds – mortgage-backed	16,204	(132)	—	—	16,204	(132)
Non-U.S. government and supranational bonds	2,307	(180)	162	(20)	2,469	(200)
Asset-backed securities	142,916	(12,976)	16,154	(1,739)	159,070	(14,715)
Corporate bonds	245,591	(18,440)	115,797	(19,276)	361,388	(37,716)
Total temporarily impaired fixed maturities	$417,017	$(31,729)	$132,113	$(21,035)	$549,130	$(52,764)

At March 31, 2020, there were 184 securities in an unrealized loss position with a fair value of $549,130 and unrealized losses of $52,764. Of these securities, there were 50 securities that have been in an unrealized loss position for twelve months or greater with a fair value of $132,113 and unrealized losses of $21,035.

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

At December 31, 2019, there were 104 securities in an unrealized loss position with a fair value of $386,299 and unrealized losses of $17,639. Of these securities, there were 67 securities that have been in an unrealized loss position for twelve months or greater with a fair value of $262,519 and unrealized losses of $16,815.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)
Other-than-temporarily impaired
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At March 31, 2020, we determined that unrealized losses on fixed maturities were primarily due to changes in interest rates as well as the impact of foreign exchange rate changes on certain foreign currency denominated fixed maturities since their date of purchase. All fixed maturity securities continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed maturity securities that the Company does not plan to sell and for which the Company is not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings.
Based on our analysis, our fixed maturity portfolio is of high credit quality and we believe the amortized cost basis of the securities will ultimately be recovered. The Company continually monitors the credit quality of the fixed maturity investments to assess if it is probable that it will receive contractual or estimated cash flows in the form of principal and interest. For the three months ended March 31, 2020, we recognized $1,506 (2019 - $0) in OTTI charges in earnings on two fixed maturity securities.
The following tables summarize the credit ratings of our fixed maturities as at March 31, 2020 and December 31, 2019:

March 31, 2020	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$84,959	$86,143	5.7%
U.S. agency bonds	495,747	515,125	34.2%
AAA	97,181	92,229	6.1%
AA+, AA, AA-	87,667	82,028	5.4%
A+, A, A-	357,080	343,162	22.8%
BBB+, BBB, BBB-	382,271	371,173	24.6%
BB+ or lower	25,784	18,684	1.2%
Total fixed maturities (1)	$1,530,689	$1,508,544	100.0%

December 31, 2019	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$94,921	$95,625	5.2%
U.S. agency bonds	533,296	538,722	29.4%
AAA	99,212	99,542	5.4%
AA+, AA, AA-	101,491	101,467	5.5%
A+, A, A-	540,002	549,479	29.9%
BBB+, BBB, BBB-	438,731	445,202	24.3%
BB+ or lower	5,773	5,481	0.3%
Total fixed maturities(1)	$1,813,426	$1,835,518	100.0%

(1)	Ratings above are based on Standard & Poor’s ("S&P"), or equivalent, ratings.

b)	Other Investments
The table below shows the fair value of the Company's other investments as at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investment in limited partnerships	$3,092	63.2%	$3,077	63.1%
Other	1,800	36.8%	1,800	36.9%
Total other investments	$4,892	100.0%	$4,877	100.0%

The Company also holds other investments made by special purpose vehicles related to lending activities of $29,196 at March 31, 2020 (December 31, 2019 - $26,871). These investments are carried at cost less impairment, if any, with any indication of impairment recognized in income when determined. Because these investments are carried at cost, they are not included in the table above. Please see "Note 5 - Fair Value Measurements" for additional information. The Company has remaining unfunded commitments on its investment in limited partnerships of $333 at March 31, 2020 (December 31, 2019 - $340). The Company also has a remaining

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

unfunded commitment on its investment in special purpose vehicles focused on lending activities of $1,296 at March 31, 2020 (December 31, 2019 - $767).
4. Investments (continued)

c)	Net Investment Income
Net investment income was derived from the following sources:

	For the Three Months Ended March 31,
	2020	2019
Fixed maturities	$12,651	$26,220
Funds withheld interest	3,853	4,537
Loan to related party	1,365	1,822
Cash and cash equivalents and other	496	275
	18,365	32,854
Investment expenses	(401)	(832)
Net investment income	$17,964	$32,022

d)	Realized Gains (Losses) on Investment
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized gains (losses) on investment included in the Condensed Consolidated Statements of Income:

For the Three Months Ended March 31, 2020	Gross gains	Gross losses	Net
Fixed maturities	$10,932	$(1)	$10,931
Other investments	107	—	107
Net realized gains (losses) on investment	$11,039	$(1)	$11,038

For the Three Months Ended March 31, 2019	Gross gains	Gross losses	Net
Fixed maturities	$2,424	$(13,380)	$(10,956)
Other investments	—	(145)	(145)
Net realized gains (losses) on investment	$2,424	$(13,525)	$(11,101)

Proceeds from sales of fixed maturities were $224,471 for the three months ended March 31, 2020 (2019 - $84,361).
Net unrealized (losses) gains on investments were as follows at March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020	December 31, 2019
Fixed maturities	$(22,144)	$22,092
Deferred income tax	19	(96)
Net unrealized gains (losses), net of deferred income tax	$(22,125)	$21,996
Change, net of deferred income tax	$(44,121)	$81,758

e)	Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of these restricted assets were as follows at March 31, 2020 and December 31, 2019:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

	March 31, 2020	December 31, 2019
Restricted cash – third party agreements	$21,454	$21,447
Restricted cash – related party agreements	96,449	37,634
Total restricted cash	117,903	59,081
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2020 – $66,307; 2019 – $65,539)	66,369	65,678
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2020 – $1,121,189; 2019 – $1,366,873)	1,113,184	1,382,994
Total restricted investments	1,179,553	1,448,672
Total restricted cash and investments	$1,297,456	$1,507,753

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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at March 31, 2020 and December 31, 2019.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)
Corporate and municipal bonds — Bonds issued by corporations, U.S. state and municipality entities or agencies that on acquisition are rated BBB-/Baa3 or higher. These securities are generally priced by independent pricing services. The credit spreads are sourced from broker/dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, custodian pricing or non-binding quotes are obtained from broker-dealers to estimate fair values. As the significant inputs used to price corporate and municipal bonds are observable market inputs, the fair values are included in the Level 2 fair value hierarchy.
Other investments — Includes unquoted investments comprised of investments in limited partnerships and other investments which includes investments in special purpose vehicles focused on lending activities as well as investments in start-up insurance entities. The fair values of the limited partnerships are determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. The fair value of these investments are measured using the NAV practical expedient and therefore have not been categorized within the fair value hierarchy. If there is a reporting lag between the current period end and reporting date of the latest available fund valuation, fair values are estimated by starting with the most recently available valuation and adjusting for return estimates as well as any subscriptions and distributions that took place during the current period.
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
Senior notes — The carrying value for these financial instruments represents the principal value of the notes less any unamortized issuance costs. The fair values of the senior notes are based on indicative market pricing obtained from a third-party service provider and as such, are included in the Level 2 fair value hierarchy.
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
At March 31, 2020 and December 31, 2019, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$86,143	$—	$—	$—	$86,143
U.S. agency bonds – mortgage-backed	—	515,125	—	—	515,125
Non-U.S. government and supranational bonds	—	7,183	—	—	7,183
Asset-backed securities	—	173,035	—	—	173,035
Corporate bonds	—	727,058	—	—	727,058
Other investments	—	—	1,800	3,092	4,892
Total	$86,143	$1,422,401	$1,800	$3,092	$1,513,436
As a percentage of total assets	2.6%	42.8%	0.1%	0.1%	45.6%

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
The Pricing Service was utilized to estimate fair value measurements for 99.6% and 99.7% of our fixed maturities at March 31, 2020 and December 31, 2019, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Because fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At March 31, 2020 and December 31, 2019, 0.4% and 0.3%, respectively, of the Level 2 fixed maturities are valued using the market approach. At March 31, 2020 and December 31, 2019, one security or $5,392 and $5,481, respectively, of Level 2 fixed maturities, was priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At March 31, 2020 and December 31, 2019, the Company has not adjusted any pricing provided to it based on the review performed by its investment managers.
During the year ended December 31, 2019, the Company transferred its investment in special purpose vehicles focused on lending activities out of Level 3 within the fair value hierarchy due to a change in accounting policy to report these investments at cost less any impairment instead of fair market value. There were no other transfers to or from Level 3 during the periods represented by these Condensed Consolidated Financial Statements.
(c) Level 3 Financial Instruments
At March 31, 2020, the Company has other investments of $1,800 (December 31, 2019 - $1,800) which includes investments in start-up insurance entities. Due to significant unobservable inputs in these valuations, the Company classifies the fair value estimate of these other investments as Level 3 within the fair value hierarchy.
(d) Financial Instruments not measured at Fair Value
The following table presents the respective carrying value and fair value for the financial instruments not measured at fair value on the Condensed Consolidated Balance Sheets as at March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Liabilities
Senior Notes - MHLA – 6.625%	$110,000	$74,118	$110,000	$86,460
Senior Notes - MHNC – 7.75%	152,500	115,900	152,500	137,067
Total financial liabilities	$262,500	$190,018	$262,500	$223,527

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Discontinued Operations
Sale of U.S. Treaty Reinsurance operations
As described in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, the Company entered into a renewal rights transaction with Transatlantic Reinsurance Company on August 29, 2018 and subsequently sold Maiden US on December 27, 2018 to Enstar. Maiden US was a substantial portion of the Diversified Reinsurance segment; therefore the Company concluded that the sale represented a strategic shift that has a major effect on its ongoing operations and financial results and that all of the held for sale criteria were met. Accordingly, all transactions related to the U.S. treaty reinsurance operations are reported and presented as part the results from discontinued operations in the Condensed Consolidated Statements of Income.
As described in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, Cavello Bay Reinsurance Limited ("Cavello"), Enstar’s Bermuda reinsurance affiliate, and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were retroceded to Cavello on December 27, 2018. As at December 31, 2018, the assets and liabilities related to this business including the retrocession agreement were classified as held for sale, however, a decision was made to reclassify them as it is now considered unlikely that these reserves will be novated in the foreseeable future; therefore, there are no remaining assets and liabilities classified as held for sale as at March 31, 2020 and December 31, 2019.
The following table summarizes the major classes of items constituting the net loss from discontinued operations for the three months ended March 31, 2019 presented in the unaudited Condensed Consolidated Statements of Income:

For the Three Months Ended March 31,	2019
General and administrative expenses	$(337)
Expense from discontinued operations before income tax	(337)
Loss on disposal of discontinued operations	(2,397)
Loss from discontinued operations, net of income tax	$(2,734)

7. Long-Term Debt
Senior Notes
At March 31, 2020 and December 31, 2019, both Maiden Holdings and its wholly owned subsidiary, Maiden NA, have outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") and 2013 ("2013 Senior Notes"), respectively (collectively "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following tables detail the issuances of Senior Notes outstanding at March 31, 2020 and December 31, 2019:

March 31, 2020	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,553	3,985	7,538
Carrying value	$106,447	$148,515	$254,962

December 31, 2019	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,565	4,027	7,592
Carrying value	$106,435	$148,473	$254,908

Other details:
Original debt issuance costs	$3,715	$5,054
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%

The interest expense incurred on the Senior Notes for the three months ended March 31, 2020 was $4,777 (2019 - $4,776), of which $1,342 was accrued at both March 31, 2020 and December 31, 2019, respectively. The issuance costs related to the Senior Notes were capitalized and are being amortized over the effective life of the Senior Notes. The amortization expense for the three months ended March 31, 2020 was $54 (2019 - $53).

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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the three months ended March 31, 2020 and 2019 was as follows:

For the Three Months Ended March 31,	2020	2019
Premiums written
Direct	$5,193	$3,778
Assumed	6,541	(564,917)
Ceded	(1,362)	(391)
Net	$10,372	$(561,530)
Premiums earned
Direct	$4,761	$3,024
Assumed	27,453	180,788
Ceded	(999)	(710)
Net	$31,215	$183,102
Loss and LAE
Gross loss and LAE	$20,994	$152,734
Loss and LAE ceded	92	(45)
Net	$21,086	$152,689

The Company's reinsurance recoverable on unpaid losses balance as at March 31, 2020 was $620,882 (December 31, 2019 - $623,422) presented in the Condensed Consolidated Balance Sheets. At March 31, 2020 and December 31, 2019, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.
As discussed in "Note 1. Organization", on December 27, 2018, Cavello and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were retroceded to Cavello in exchange for a ceding commission. The balance of reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $60,281 at March 31, 2020 (December 31, 2019 - $62,699).
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
The LPT/ADC Agreement provides Maiden Reinsurance with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445,000 are recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. The amount of the deferral is recalculated each period based on loss payments and updated estimates. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. As of March 31, 2020, the reinsurance recoverable on unpaid losses under the retroactive reinsurance agreement were $557,950 while the deferred gain liability was $112,950 (December 31, 2019 - $557,950 and $112,950, respectively). Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
Cavello has provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement and Cavello is subject to additional collateral funding requirements as explained in "Note 10. Related Party Transactions". Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar, has credit ratings of BBB from both Standard &Poor's and Fitch Ratings at March 31, 2020.

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
The reserving process begins with the collection and analysis of paid losses and incurred claims data for each of the Company's contracts. While reserves are mostly reviewed on a contract by contract basis, paid loss and incurred claims data is also aggregated into reserving segments. The segmental data is disaggregated by reserving class and further disaggregated by either accident year (i.e. the year in which the loss event occurred) or by underwriting year (i.e. the year in which the contract generating the premium and losses incepted). The Company in some cases uses underwriting year information to analyze the Diversified Reinsurance segment and subsequently allocate reserves to the respective accident years. The reserve for loss and LAE consists of:

	March 31, 2020	December 31, 2019
Reserve for reported loss and LAE	$1,194,204	$1,271,358
Reserve for losses incurred but not reported ("IBNR")	1,054,841	1,168,549
Reserve for loss and LAE	$2,249,045	$2,439,907

The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Three Months Ended March 31,	2020	2019
Gross loss and LAE reserves, January 1	$2,439,907	$3,126,134
Less: reinsurance recoverable on unpaid losses, January 1	623,422	71,901
Net loss and LAE reserves, January 1	1,816,485	3,054,233
Net incurred losses related to:
Current year	21,619	145,431
Prior years	(533)	7,258
	21,086	152,689
Net paid losses related to:
Current year	(214)	(416)
Prior years	(193,430)	(219,950)
	(193,644)	(220,366)
Effect of foreign exchange rate movements	(15,764)	(8,260)
Net loss and LAE reserves, March 31	1,628,163	2,978,296
Reinsurance recoverable on unpaid losses, March 31	620,882	71,975
Gross loss and LAE reserves, March 31	$2,249,045	$3,050,271

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves in previous calendar years. The favorable or unfavorable development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. During the three months ended March 31, 2020, the Company recognized net favorable prior year loss development of $533 (2019 - adverse $7,258).
In the Diversified Reinsurance segment, net favorable prior year loss development was $533 for the three months ended March 31, 2020 (2019 - favorable $1,096) primarily due to favorable reserve development in German Auto Programs. The favorable loss development for the same period in 2019 was largely due to facultative reinsurance run-off lines.
In the AmTrust Reinsurance segment, there was no prior year loss development for the three months ended March 31, 2020, (2019 - adverse $8,126). The adverse development in the three months ended March 31, 2019 was primarily driven by Commercial Auto Liability in accident years 2014 to 2017, partly offset by favorable development in Workers Compensation.
The Other category incurred net adverse prior year loss development of $228 for the three months ended March 31, 2019 due to increased reserves in the run-off of the NGHC Quota Share which was commuted in November 2019.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions
The Founding Shareholders of the Company were Michael Karfunkel, George Karfunkel and Barry Zyskind. Based on each individual's most recent public filing, Leah Karfunkel (wife of the late Michael Karfunkel) owns or controls approximately 8.1% of the outstanding shares of the Company and Barry Zyskind (the Company's non-executive chairman) owns or controls approximately 7.6% of the outstanding shares of the Company. George Karfunkel owns or controls less than 5.0% of the outstanding shares of the Company. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the president, chief executive officer and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 53.4% of the ownership interests of Evergreen Parent LP, the ultimate parent of AmTrust.
AmTrust
The following describes transactions between the Company and AmTrust:
AmTrust Quota Share
Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended ("Master Agreement"), by which they caused Maiden Reinsurance, and AmTrust's Bermuda reinsurance subsidiary, AII, to enter into the AmTrust Quota Share by which AII retroceded to Maiden Reinsurance an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance and 40% of losses. The Master Agreement further provided that AII receive a ceding commission of 31% of ceded written premiums. On June 11, 2008, Maiden Reinsurance and AII amended the AmTrust Quota Share to add Retail Commercial Package Business to the Covered Business. AII receives a ceding commission of 34.375% on Retail Commercial Package Business. On July 1, 2016, the agreement was renewed through June 30, 2019. Effective July 1, 2018, the amount AEL ceded to Maiden Reinsurance was reduced to 20%.
Effective July 1, 2013, for the Specialty Program portion of Covered Business only, AII was responsible for ultimate net loss otherwise recoverable from Maiden Reinsurance to the extent that the loss ratio to Maiden Reinsurance, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% ("Loss Corridor"). Above and below the Loss Corridor, Maiden Reinsurance continued to reinsure losses at its proportional 40% share of the AmTrust Quota Share. Effective July 31, 2019, the Loss Corridor was amended such that the maximum amount covered is $40,500, the amount calculated by Maiden Reinsurance for the Loss Corridor coverage as of March 31, 2019. Any development above this maximum amount will be subject to the coverage of the LPT/ADC Agreement. Please refer to Note 1. "Basis of Presentation" for additional information.
Effective January 1, 2019, Maiden Reinsurance and AII entered into the Partial Termination Amendment which amended the AmTrust Quota Share. The Partial Termination Amendment provided for the cut-off of the ongoing and unearned premium of AmTrust’s Small Commercial Business, comprising workers’ compensation, general liability, umbrella liability, professional liability (including cyber liability) insurance coverages, and U.S. Specialty Risk and Extended Warranty ("Terminated Business") as of December 31, 2018. Under the Partial Termination Amendment, the ceding commission payable by Maiden Reinsurance for its remaining in-force business immediately prior to January 1, 2019 increased by five percentage points with respect to in-force remaining business (excluding Terminated Business) and related unearned premium as of January 1, 2019. The Partial Termination Amendment resulted in Maiden Reinsurance returning $647,980 in unearned premium to AII, or $436,760 net of applicable ceding commission and brokerage as calculated during the second quarter of 2019.
Subsequently, on January 30, 2019, Maiden Reinsurance and AII agreed to terminate the remaining business subject to the AmTrust Quota Share on a run-off basis effective as of January 1, 2019.
Effective July 31, 2019, Maiden Reinsurance and AII entered into a Commutation and Release Agreement which provided for AII to assume all reserves ceded by AII to Maiden Reinsurance with respect to its proportional 40% share of the ultimate net loss under the AmTrust Quota Share related to the Commuted Business. Please refer to Note 1 "Basis of Presentation" for additional information.
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
European Hospital Liability Quota Share
Effective April 1, 2011, Maiden Reinsurance entered into the European Hospital Liability Quota Share with AEL and AIU DAC, both wholly owned subsidiaries of AmTrust. Pursuant to the terms of the European Hospital Liability Quota Share, Maiden Reinsurance assumed 40% of the premiums and losses related to policies classified as European Hospital Liability, including associated liability coverages and policies covering physician defense costs, written or renewed on or after April 1, 2011. The European Hospital Liability Quota Share also covers policies written or renewed on or before March 31, 2011, but only with respect to losses that occur, accrue or arise on or after April 1, 2011. The maximum limit of liability attaching shall be €5,000 (€10,000 effective January 1, 2012) or currency equivalent (on a 100% basis) per original claim for any one original policy. Maiden Reinsurance paid a ceding commission of 5% on contracts assumed under the European Hospital Liability Quota Share.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)
Effective July 1, 2016, the European Hospital Liability Quota Share was amended such that Maiden Reinsurance assumes from AEL 32.5% of the premiums and losses of all policies written or renewed on or after July 1, 2016 until June 30, 2017 and 20% of all policies written or renewed on or after July 1, 2017. Subsequently, on January 30, 2019, Maiden Reinsurance, AEL and AIU DAC agreed to terminate the European Hospital Liability Quota Share on a run-off basis effective as of January 1, 2019.
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's unaudited Condensed Consolidated Income Statement for the three months ended March 31, 2020 and 2019, respectively:

	For the Three Months Ended March 31,
	2020	2019
Gross and net premiums written	$—	$(576,477)
Net premiums earned	18,684	158,130
Net loss and LAE	(14,045)	(137,944)
Commission expenses	(6,994)	(60,356)

Collateral provided to AmTrust
a) AmTrust Quota Share
To provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of AmTrust's insurance subsidiaries, established trust accounts ("Trust Accounts") for their benefit. Maiden Reinsurance has agreed to provide appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Reinsurance to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Reinsurance for deposit into the Trust Accounts, or (c) a letter of credit obtained by Maiden Reinsurance and delivered to an AmTrust subsidiary on AII's behalf. Maiden Reinsurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Reinsurance's proportionate share of its obligations under the AmTrust Quota Share. Maiden Reinsurance satisfied its collateral requirements under the AmTrust Quota Share with AII as follows:

•
by lending funds in the amount of $167,975 at March 31, 2020 and December 31, 2019 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. Please see "Note 4. (c) Investments" for the total amount of interest earned from this loan. The interest income on the loan was $1,365 for the three months ended March 31, 2020 (2019 - $1,822) and the effective yield was 3.3% for the same period (2019 - 4.3%). On January 30, 2019, in connection with the termination of the reinsurance agreements described above, the Company and AmTrust entered into an amendment to the Loan Agreement between Maiden Reinsurance, AmTrust and AII, originally entered into on November 16, 2007, extending the maturity date to January 1, 2025 and acknowledges that due to the termination of the AmTrust Quota Share, no further loans or advances may be made pursuant to the Loan Agreement;

•
effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral at March 31, 2020 was $998,535 (December 31, 2019 - $1,155,955) and the accrued interest was $4,897 (December 31, 2019 - $7,366). Please refer to "Note 4. (e) Investments" for additional information;

•
on January 11, 2019, a portion of the existing trust accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred cash and investments of $575,000 to AmTrust as a funds withheld receivable which initially had an annual interest rate of 3.5%, subject to annual adjustment. The annual interest rate was adjusted to 2.65% for the three months ended March 31, 2020. At March 31, 2020, the balance of funds withheld was $575,000 (December 31, 2019 - $575,000) and the accrued interest was $8,873 (December 31, 2019 - $5,073). The interest income on the funds withheld receivable was $3,800 for the three months ended March 31, 2020 (2019 - $4,426).

Pursuant to the terms of the LPT/ADC Agreement, Maiden Reinsurance, Cavello and AmTrust and certain of its affiliated companies entered into a Master Collateral Agreement (“MCA”) to define and enable the operation of collateral provided under the AmTrust Quota Share. Under the MCA, Cavello provided letters of credit on behalf of Maiden Reinsurance to AmTrust in an amount representing Cavello’s obligations under the LPT/ADC Agreement. Because these letters of credit replaced other collateral previously provided directly by Maiden Reinsurance to AmTrust, the MCA coordinates the collateral protection that will be provided to AmTrust to ensure that no gaps in collateral funding occur by operation of the LPT/ADC Agreement and related MCA. As a result of entering into both the LPT/ADC Agreement and the MCA, certain post-termination endorsements (“PTE's”) to the AmTrust Quota Share between AII and Maiden Reinsurance were required. Effective July 31, 2019, the PTE's: i) enable the operation of both the LPT/ADC Agreement and MCA by making provision for certain forms of collateral, including letters of credit provided by Cavello on Maiden Reinsurance’s behalf, and further defines the permitted use and return of collateral; and ii) increase the required funding percentage for Maiden Reinsurance under the collateral arrangements between the parties to 105% of its obligations, subject to a minimum excess funding requirement of $54,000, as may be mutually amended by the parties from time to time. Under certain defined conditions, Maiden Reinsurance may be required to increase this funding percentage to 110%.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)
Effective March 16, 2020, Maiden Reinsurance discontinued as a Bermuda company and completed its re-domestication to the State of Vermont. Bermuda is a Solvency II equivalent jurisdiction and the State of Vermont is not such a jurisdiction therefore, the collateral provided under the respective agreements with AmTrust subsidiaries was strengthened to reflect the impact of the re-domestication concurrent with the date of Maiden Reinsurance’s re-domestication to Vermont. Maiden Reinsurance and AmTrust agreed to: 1) amend the AmTrust Quota Share pursuant to Post Termination Endorsement No. 2 effective March 16, 2020; and 2) amend the European Hospital Liability Quota Share pursuant to Post Termination Endorsement No. 1 effective March 16, 2020.
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
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of the collateral held in reinsurance trust accounts at March 31, 2020 was $200,150 (December 31, 2019 - $253,631) and the accrued interest was $1,696 (December 31, 2019 - $1,821). For AIU DAC, the Company utilizes funds withheld to satisfy its collateral requirements. At March 31, 2020, the amount of funds withheld was $74,516 (December 31, 2019 - $57,305) and the accrued interest was $71 (December 31, 2019 - $269). AIU DAC pays Maiden Reinsurance a fixed annual interest rate of 0.5%, on the average daily funds withheld balance which is subject to annual adjustment.The interest income on the funds withheld receivable was $71 for the three months ended March 31, 2020 (2019 - $53), respectively.
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
Maiden Reinsurance recorded $234 of reinsurance brokerage expense for the three months ended March 31, 2020 (2019 - $1,977) and deferred reinsurance brokerage of $2,139 at March 31, 2020 (December 31, 2019 - $2,372) as a result of this agreement.
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $400 of investment management fees for the three months ended March 31, 2020 (2019 - $775) under this agreement.
Insurance Management Services Agreement
Effective August 31, 2019, the Company entered into an agreement with Risk Services - Vermont, Inc. ("Risk Services"), an affiliate of AmTrust. Pursuant to the agreement, Risk Services agreed to provide insurance management services to the Company including regulatory compliance services in connection with the re-domestication, licensing and operation of Maiden Reinsurance in the State of Vermont. The initial term of the agreement is three years and will automatically renew for an additional three years until either party gives written notice of its intention to terminate this agreement at least three months prior to the commencement of the next applicable period. The fee for this agreement was an initial $100 retainer for re-domestication services and $100 annually and reimbursement for reasonable out-of-pocket expenses incurred by Risk Services pursuant to the terms of the agreement. The Company recorded $25 of fees for the three months ended March 31, 2020.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

11. Commitments and Contingencies
There are no material changes from the commitments, contingencies and concentrations previously disclosed in the Company’s Form 10-K for the year ended December 31, 2019.

a)	Concentrations of Credit Risk
At March 31, 2020 and December 31, 2019, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance balances receivable, reinsurance recoverable on unpaid losses and funds withheld receivable. Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. Letters of credit are provided by its reinsurers for material amounts recoverable as discussed further in "Note 8 — Reinsurance".
The Company manages concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party and funds withheld receivable, within which the largest balance is due from AmTrust. AmTrust has a financial strength/credit rating of A- from A.M. Best at March 31, 2020. To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at March 31, 2020 will be fully collectible.

b)	Operating Lease Commitments
The Company leases office spaces, housing, office equipment and company vehicles under various operating leases expiring in various years through 2022. The Company did not enter into any new lease arrangements during the three months ended March 31, 2020. The Company's leases are all currently classified as operating leases and none of them have non-lease components. For operating leases that have a lease term of more than twelve months, the Company recognized a lease liability and a right-of-use asset in the Company's Condensed Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 10%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. The exercise of lease renewal options is at the sole discretion of the Company and none of our current lease renewal options are deemed to be reasonably certain to be exercised. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's weighted-average remaining lease term is 2.4 years.
At March 31, 2020, the Company's future lease obligations of $2,060 (December 31, 2019 - $2,342) was calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate. This amount has been recognized on the Condensed Consolidated Balance Sheets as a lease liability of $2,060 within accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets. Under Topic 842, Leases, the Company continues to recognize the related leasing expense on a straight-line basis over the lease term in the unaudited Condensed Consolidated Statements of Income. The Company's total lease expense for the three months ended March 31, 2020 was $410 (2019 - $421) which was recognized within net income consistent with the accounting treatment in prior periods under Topic 840. The operating cash outflows from operating leases included in the measurement of the lease liability during the three months ended March 31, 2020 was $340 (2019 - $341).
The scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

March 31, 2020
2020	$832
2021	741
2022	741
Discount for present value	(254)
Total discounted operating lease liabilities	$2,060

c)	Legal Proceedings
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
A putative class action complaint was filed against Maiden Holdings, Arturo M. Raschbaum, Karen L. Schmitt, and John M. Marshaleck in the United States District Court for the District of New Jersey on February 11, 2019. On February 19, 2020, the Court appointed lead plaintiffs, and on May 1, 2020, lead plaintiffs filed an amended class action complaint (the “Amended Complaint”).The Amended Complaint asserts violations of Section 10(b) of the Exchange Act and Rule 10b-5 (and Section 20(a) for control person liability) arising in large part from allegations that Maiden failed to take adequate loss reserves in connection with reinsurance provided to AmTrust. Plaintiffs further claim that certain of Maiden Holdings’ representations concerning its business, underwriting and financial statements were rendered false by the allegedly inadequate loss reserves, that these misrepresentations inflated the price of Maiden Holdings' common stock, and that when the truth about the misrepresentations was revealed, the Company’s stock price fell, causing Plaintiffs to incur losses. The Company believes the claims are without merit and intends to vigorously defend itself. It is possible that additional lawsuits will be filed against the Company, its subsidiaries and its respective officers due to the diminution in value of our securities as a result of our operating results and financial condition. It is currently uncertain as to the effect of such litigation on our business, operating results and financial condition.
12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Three Months Ended March 31,	2020	2019
Numerator:
Net income (loss) from continuing operations	$20,861	$(33,902)
Amount allocated to participating common shareholders(1)	(247)	—
Income (loss) attributable to common shareholders, before discontinued operations	20,614	(33,902)
Loss from discontinued operations, net of income tax expense	—	(2,734)
Net income (loss) allocated to common shareholders	$20,614	$(36,636)
Denominator:
Weighted average number of common shares – basic and diluted(2)	83,256,223	82,965,156
Basic and diluted earnings (loss) from continuing operations per share attributable to common shareholders	$0.25	$(0.41)
Basic and diluted loss from discontinued operations per share attributable to common shareholders	—	(0.03)
Basic and diluted earnings (loss) per share attributable to common shareholders:	$0.25	$(0.44)

For the Three Months Ended March 31,	2020	2019

(1)	This represents the share in net income using the two class method of the holders of non-vested restricted shares issued to the Company's employees under the 2019 Omnibus Incentive Plan.

(2)
Please refer to "Note 13. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, for the terms and conditions of securities that could potentially be dilutive in the future. For the three months ended March 31, 2020, there were no potentially dilutive securities.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

13. Shareholders' Equity

a)	Common Shares
At March 31, 2020, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 88,983,171 common shares, of which 83,969,991 common shares are outstanding, and 18,600,000 preference shares, all of which are outstanding. The remaining 42,416,829 shares are undesignated at March 31, 2020. For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

b)	Treasury Shares
During the three months ended March 31, 2019, the Company repurchased a total of 182 shares at an average price per share of $1.48 from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares. There were no such repurchases during the three months ended March 31, 2020.
The Company has a remaining authorization of $74,245 for share repurchases at March 31, 2020 (December 31, 2019 - $74,245). No repurchases were made during the three months ended March 31, 2020 and 2019 under the share repurchase plan.

c)	Accumulated Other Comprehensive Income (Loss)
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended March 31, 2020	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$21,996	$(4,160)	$17,836
Other comprehensive loss before reclassifications	(40,088)	(3)	(40,091)
Amounts reclassified from AOCI to net loss, net of tax	(4,033)	—	(4,033)
Net current period other comprehensive loss	(44,121)	(3)	(44,124)
Ending balance, Maiden shareholders	$(22,125)	$(4,163)	$(26,288)

For the Three Months Ended March 31, 2019	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(59,762)	$(5,932)	$(65,694)
Other comprehensive income before reclassifications	48,988	3,998	52,986
Amounts reclassified from AOCI to net loss, net of tax	12,488	—	12,488
Net current period other comprehensive income	61,476	3,998	65,474
Ending balance, Maiden shareholders	$1,714	$(1,934)	$(220)

For the Three Months Ended March 31, 2020	Change in net unrealized gains on investment	Foreign currency translation	Total

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Form 10-Q" or this "Report"). References in this Form 10-Q to the terms "we", "us", "our", "the Company" or other similar terms mean the consolidated operations of Maiden Holdings, Ltd. and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term "Maiden Holdings" means Maiden Holdings, Ltd. only. Certain reclassifications have been made for 2019 to conform to the 2020 presentation and have no impact on consolidated net income and total equity previously reported.
Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q includes projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Our actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results and financial condition to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 18, 2020, however, these factors should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

Overview
Maiden Holdings is a Bermuda-based holding company, previously focused on serving the needs of regional and specialty insurers in the United States ("U.S."), Europe and select other global markets. We operate internationally providing branded auto and credit life insurance products through insurer partners to retail clients in the EU and other global markets through Maiden Global Holdings, Ltd. ("Maiden Global"). These products also produce reinsurance programs which are underwritten by Maiden Reinsurance Ltd. ("Maiden Reinsurance"). Certain international credit life business is written on a primary basis by Maiden Life Försäkrings AB ("Maiden LF") and general insurance business is written on a primary basis by Maiden General Försäkrings AB ("Maiden GF"). We are also running off the liabilities associated with AmTrust Financial Services, Inc. ("AmTrust") contracts terminated in early 2019 as discussed below.  In addition, we are not actively underwriting reinsurance business. We have also entered into a retroactive reinsurance agreement and a commutation agreement that further reduces our exposure to and limits the potential volatility related to these AmTrust liabilities, which are discussed in "Note 1. Basis of Presentation" of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1. "Financial Information".
As discussed in "Note 1. Basis of Presentation" of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1. "Financial Information" and in Item 1. "Business" of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 18, 2020, the sale of Maiden Reinsurance North America, Inc. ("Maiden US") and the termination of both of our quota share contracts with AmTrust have materially reduced our gross and net premiums written since 2018. We have significantly reduced our operating expenses and continue to take steps to reduce these costs further.
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
Our business consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. As a result of the strategic decision to divest all of our U.S. treaty reinsurance operations in 2018, we revised the composition of our reportable segments in the fourth quarter of 2018. Our Diversified Reinsurance segment now only consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. Our AmTrust Reinsurance segment includes the run-off of all business ceded by AmTrust to Maiden Reinsurance, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share.
Recent Developments
Effective March 16, 2020, we re-domesticated our principal operating subsidiary, Maiden Reinsurance, to the State of Vermont in the United States. Maiden Reinsurance is now subject to the statutes and regulations of Vermont in the ordinary course of business. We have determined that re-domesticating Maiden Reinsurance to Vermont enables us to better align our capital and resources with our liabilities, which originate mostly in the United States, resulting in a more efficient structure.The re-domestication, in combination with the transactions completed pursuant to the Strategic Review, will continue to strengthen the Company’s capital position and solvency ratios. While the Vermont DFR will be the group supervisor for the Company, the re-domestication did not apply to the parent holding company which remains a Bermuda-based holding company. Securities issued by Maiden Holdings were not affected by the re-domestication of Maiden Reinsurance to Vermont.
Concurrent with its re-domestication to Vermont on March 16, 2020, Maiden Holdings contributed as capital the remaining 65% of its ownership in Maiden Reinsurance to Maiden NA. Maiden NA now owns 100% of Maiden Reinsurance. Maiden NA also maintains a portfolio of cash and short-term investments, along with other strategic investments of $48.5 million at March 31, 2020. We believe Maiden NA’s investments, including its ownership of Maiden Reinsurance, will create opportunities to utilize net operating loss carry-forwards ("NOLs") which total $222.7 million as of March 31, 2020. These NOLs are not presently recognized as deferred tax assets as a full valuation allowance is currently carried against them. For further details please see Note 16 — Taxation included under Item 8 "Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 18, 2020. Taken together, the Company believes these measures should generate additional income for Maiden NA in a tax-efficient manner while sharing in the improvement in profitability anticipated in Maiden Reinsurance as a result of the measures enacted in the Strategic Review.
In addition to these changes regarding Maiden Reinsurance, since the third quarter of 2018, we have engaged in a series of strategic measures that have dramatically reduced the regulatory capital required to operate our business, materially strengthened our solvency ratios, and ceased active reinsurance underwriting. During that time, we significantly increased our estimate of ultimate losses and loss reserves while purchasing reinsurance protection against further loss reserve volatility and as a result, have improved the ultimate economic value of the Company.
We believe these measures have given the Company the ability to more flexibly allocate capital to those activities most likely to produce the greatest returns for shareholders.
The measures we have taken were initiated in early 2018, when our Board of Directors initiated a review of strategic alternatives ("Strategic Review") to evaluate ways to increase shareholder value after a period of continuing higher than targeted combined ratios and lower returns on equity than expected. This Strategic Review resulted in a series of transactions that have transformed our operations and materially reduced the risk on our balance sheet. These transactions can be found in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.
Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information.

COVID-19 Pandemic
The evolving COVID-19 global pandemic has caused significant disruption to the economy and financial markets globally, and the full extent of the potential impacts of COVID-19 are not yet known. Circumstances caused by the COVID-19 pandemic are complex, uncertain and rapidly evolving. Our results of operations, financial condition, and liquidity and capital resources have been adversely impacted by the COVID-19 pandemic, and the future impact of the pandemic on our financial condition or results of operations is difficult to predict.
As described herein, the Company is not engaged in active reinsurance underwriting and is running off the remaining unearned exposures it has reinsured. Our IIS unit does write limited primary insurance coverages that could be exposed to COVID-19 claims.  While we assess our exposure to COVID-19 insurance and reinsurance claims on our existing insurance exposures and remaining reinsurance exposures as limited and immaterial, given the uncertainty surrounding the COVID-19 pandemic and its impact on the insurance industry, our preliminary estimates of loss and loss adjustment expenses ("loss and LAE") and estimates of reinsurance recoverable arising from the COVID-19 pandemic may materially change. We have not received any COVID-19 claims to date. Unanticipated issues relating to claims and coverage may emerge, which could adversely affect our business by increasing the scope of coverage beyond our intent and/or increasing the frequency and severity of claims.
Please refer to the Liquidity and Capital Resources section for a further discussion of the impact of the COVID-19 pandemic on our liquidity and investment portfolio.
Three Months Ended March 31, 2020 and 2019 Financial Highlights

For the Three Months Ended March 31,	2020	2019	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net income (loss) from continuing operations	$20,861	$(33,902)	$54,763
Loss from discontinued operations, net of income tax	—	(2,734)	2,734
Net income (loss)	20,861	(36,636)	57,497
Basic and diluted earnings (loss) per common share(9):
Net income (loss) attributable to common shareholders(2)(9)	0.25	(0.44)	0.69
Gross premiums written	11,734	(561,139)	572,873
Net premiums earned	31,215	183,102	(151,887)
Underwriting loss(3)	(3,693)	(42,689)	38,996
Net investment income	17,964	32,022	(14,058)
Combined ratio(4)	131.6%	129.9%	1.7
Non-GAAP measures:
Non-GAAP operating earnings (loss)(1)	$3,132	$(27,552)	$30,684
Non-GAAP operating earnings (loss) per share - attributable to common shareholders(1)(9)	0.04	(0.33)	0.37
Annualized non-GAAP operating return on average common shareholders' equity(1)	40.2%	(107.2)%	147.4

	March 31, 2020	December 31, 2019	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(5)	$1,720,594	$1,974,544	$(253,950)
Total assets	3,321,757	3,568,196	(246,439)
Reserve for loss and LAE	2,249,045	2,439,907	(190,862)
Senior notes - principal amount	262,500	262,500	—
Common shareholders' equity	19,998	42,718	(22,720)
Shareholders' equity	484,998	507,718	(22,720)
Total capital resources(6)	747,498	770,218	(22,720)
Ratio of debt to total capital resources(12)	35.1%	34.1%	1.0
Book Value calculations:
Book value per common share(7)	$0.24	$0.51	$(0.27)
Accumulated dividends per common share	4.27	4.27	—
Book value per common share plus accumulated dividends	$4.51	$4.78	$(0.27)
Change in book value per common share plus accumulated dividends	(5.6)%
Diluted book value per common share(8)	$0.24	$0.50	$(0.26)

Non-GAAP measures:
Adjusted book value per common share(10)	$1.59	$1.87	$(0.28)
Adjusted Maiden shareholders' equity(11)	597,948	620,668	(22,720)
Adjusted total capital resources(11)	860,448	883,168	(22,720)
Ratio of debt to adjusted total capital resources(13)	30.5%	29.7%	0.8

(1)
Non-GAAP operating earnings (loss), non-GAAP operating earnings (loss) per common share, and annualized non-GAAP operating return on average common equity and underwriting loss are non-GAAP financial measures. See "Key Financial Measures" for additional information.

(2)	Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 12. Earnings per Common Share" for the calculation of basic and diluted income or loss per common share.

(3)
Underwriting loss is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. See "Key Financial Measures" for additional information.

(4)	Combined ratio is calculated by adding together the net loss and LAE ratio and the expense ratio.

(5)	Total investments and cash and cash equivalents includes both restricted and unrestricted.

(6)	Total capital resources is the sum of the Company's principal amount of debt and shareholders' equity. See "Key Financial Measures" for additional information.

(7)
Book value per common share is calculated using common shareholders’ equity (shareholders' equity excluding the aggregate liquidation value of our preference shares) divided by the number of common shares outstanding.See "Key Financial Measures" for additional information.

(8)
Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted shares (assuming exercise of all dilutive share based awards). See "Key Financial Measures" for additional information.

(9)
During a period of loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation as the effect of including potential dilutive shares would be anti-dilutive.

(10)
Adjusted book value per common share is a non-GAAP measure that is calculated using common shareholders' equity, adjusted for unamortized deferred gain on retroactive reinsurance, divided by the number of common shares outstanding. See "Key Financial Measures" for additional information.

(11)
Adjusted shareholders' equity and adjusted total capital resources are calculated by adding the unamortized deferred gain on retroactive reinsurance to the GAAP shareholders' equity and GAAP total capital resources, respectively. The deferred gain arises from the LPT/ADC Agreement with Cavello relating to losses from the AmTrust Quota Share agreement. Under U.S. GAAP, the deferred gain shall be amortized over the estimated remaining settlement period. See "Key Financial Measures" for additional information.

(12)	Ratio of debt to total capital resources is calculated using the total principal amount of debt divided by the sum of total capital resources.

(13)	Ratio of debt to adjusted total capital resources is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources.

Key Financial Measures
In addition to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income and Comprehensive Income, management uses certain key financial measures, some of which are non-GAAP measures, to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The non-GAAP measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of some of these key financial measures including the reconciliation of non-GAAP measures to the nearest GAAP measure and relevant discussions are found within Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 49. These key financial measures are:
Non-GAAP operating earnings (loss) and non-GAAP diluted operating earnings (loss) per common share: Management believes that the use of non-GAAP operating earnings (loss) and non-GAAP diluted operating earnings (loss) per common share enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how management analyzes performance. Management also believes that these measures generally follow industry practice therefore allowing the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. Non-GAAP operating earnings (loss) should not be viewed as a substitute for U.S. GAAP net income (loss).
Non-GAAP operating earnings (loss) is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) total other-than-temporary impairment ("OTTI") losses; and (3) foreign exchange and other gains or losses; and (4) the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain losses. It also excludes on a non-recurring basis: (1) loss from discontinued operations, net of income tax and; (2) loss and related activity from our NGHC Quota Share run-off operations which was commuted in November 2019. We exclude net realized gains or losses on investment, OTTI losses and foreign exchange and other gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe results from our NGHC Quota Share run-off operations commuted in November 2019, results from our discontinued operations, and ceded risks under retroactive reinsurance agreements are representative of our ongoing and future business. We believe all of these amounts are substantially independent of our business and any potential future underwriting process therefore including them would distort the analysis of underlying trends in our operations.
Underwriting loss is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. For purposes of these non-GAAP operating measures, the fee-generating business which is included in our Diversified Reinsurance segment, is considered part of the underwriting operations of the Company. Management believes that this measure is important in evaluating the underwriting performance of the Company and its segments. This measure is also a useful tool to measure the profitability of the Company separately from the investment results and is also a widely used performance indicator in the insurance industry. A reconciliation of the Company's underwriting results can be found in the Condensed Consolidated Financial Statements in the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 3. Segment Information" included under Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.
Combined ratio is commonly used in the insurance and reinsurance industry in conjunction with underwriting income (loss) as a measure of underwriting profitability. Management measures underwriting results on an overall basis and for each segment on the basis of the combined ratio. The combined ratio is the sum of the net loss and LAE ratio and the expense ratio and the computations of each component are described below. A combined ratio under 100% indicates underwriting profitability, as the net loss and LAE, commission and other acquisition expenses and general and administrative expenses are less than the net premiums earned and other insurance revenue on that business. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 3. Segment Information" included under Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q for further details.
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

Book Value per Common Share and Diluted Book Value per Common Share: Book value per common share and diluted book value per common share are non-GAAP measures. Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, because management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio, as well as share repurchases.
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
Adjusted Total Shareholders' Equity, Adjusted Total Capital Resources, Ratio of debt to Adjusted Total Capital Resources and Adjusted Book Value per Common Share: Management has adjusted GAAP shareholders' equity by adding the unamortized deferred gain on retroactive reinsurance arising from the LPT/ADC Agreement to shareholders' equity. As a result, by virtue of this adjustment, management has also adjusted Total Capital Resources and computed the Ratio of debt to Adjusted Capital Resources and Adjusted Book Value per Common Share. The deferred gain represents amounts fully recoverable from Cavello and management believes adjusting for this shows the ultimate economic benefit of the LPT/ADC Agreement. We believe reflecting the economic benefit of this retroactive reinsurance agreement is helpful to understand future trends in our operations, which will improve Maiden's shareholders' equity over the settlement period.
Certain Operating Measures
Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for a general discussion on "Certain Operating Measures" utilized by the Company.
Critical Accounting Policies and Estimates
The Company's critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 18, 2020. The critical accounting policies and estimates should be read in conjunction with "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" included in this Form 10-Q and "Notes to Consolidated Financial Statements Note 2. Significant Accounting Policies" included within the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 18, 2020. There have been no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for each of the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2020	2019
Gross premiums written	$11,734	$(561,139)
Net premiums written	$10,372	$(561,530)
Net premiums earned	$31,215	$183,102
Other insurance revenue	408	812
Net loss and LAE	(21,086)	(152,689)
Commission and other acquisition expenses	(11,973)	(69,617)
General and administrative expenses(1)	(2,257)	(4,297)
Underwriting loss(2)	(3,693)	(42,689)
Other general and administrative expenses(1)	(6,293)	(12,322)
Net investment income	17,964	32,022
Net realized gains (losses) on investment	11,038	(11,101)
Total other-than-temporary impairment losses	(1,506)	—
Foreign exchange and other gains	8,197	4,979
Interest and amortization expenses	(4,831)	(4,829)
Income tax (expense) benefit	(15)	38
Net income (loss) from continuing operations	20,861	(33,902)
Loss from discontinued operations, net of income tax	—	(2,734)
Net income (loss)	$20,861	$(36,636)

Ratios
Net loss and LAE ratio(3)	66.7%	83.0%
Commission and other acquisition expense ratio(4)	37.9%	37.9%
General and administrative expense ratio(5)	27.0%	9.0%
Expense ratio(6)	64.9%	46.9%
Combined ratio(7)	131.6%	129.9%

(1)
Underwriting related general and administrative expenses is a non-GAAP measure. Please refer to "General and Administrative Expenses" below for additional information related to these corporate expenses and the reconciliation to those presented in our unaudited Condensed Consolidated Statements of Income.

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

Net Income (Loss)
Net income for the three months ended March 31, 2020 was $20.9 million compared to a net loss of $36.6 million for the same period in 2019. The net improvement in results for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the following:

•	net income from continuing operations of $20.9 million compared to net loss from continuing operations of $33.9 million for the same period in 2019 largely due to the following factors:

•	underwriting loss of $3.7 million compared to $42.7 million in the same period in 2019. The reduction in the underwriting loss was due to:

◦	the impact of lower loss ratios for current year premiums earned during the three months ended March 31, 2020 compared to the same period in 2019; and

◦
favorable prior year loss development of $0.5 million or 1.7 percentage points in the first quarter of 2020 compared to adverse prior year loss development of $7.3 million or 3.9 percentage points during the same period in 2019 which had been incurred primarily within AmTrust Reinsurance Segment.

•	realized gains on investment of $11.0 million for the three months ended March 31, 2020 compared to realized losses of $11.1 million for the same period in 2019; and

•	foreign exchange and other gains of $8.2 million for the three months ended March 31, 2020 compared to foreign exchange and other gains of $5.0 million for the same period in 2019.

•	net income from discontinued operations of $0.0 million compared to a net loss from discontinued operations of $2.7 million for the same period in 2019.
Net Premiums Written
The table below compares net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three months ended March 31, 2020 and 2019:

For the Three Months Ended March 31,	2020	2019	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$10,372	$14,947	$(4,575)	(30.6)%
AmTrust Reinsurance	—	(576,477)	576,477	NM
Total	$10,372	$(561,530)	$571,902	(101.8)%
NM - not meaningful
Net premiums written for the three months ended March 31, 2020 were $10,372 compared to net premiums written of $(561,530) in the same respective period in 2019 due to the following:

•
Premiums written in the Diversified Reinsurance segment decreased by $4.6 million or 30.6% for the three months ended March 31, 2020 compared to the same respective period in 2019 due to lower premiums written in German Auto programs within our IIS business.

•
There were no new written premiums within the AmTrust Reinsurance segment due to the termination of both the AmTrust Quota Share and the European Hospital Liability Quota Share effective January 1, 2019. For the three months ended March 31, 2019, the negative premiums written are primarily the result of the Partial Termination Amendment which resulted in Maiden Reinsurance returning approximately $648.0 million in unearned premium to AII, or $436.8 million net of applicable ceding commission and brokerage.

Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned decreased by $151.9 million or 83.0% for the three months ended March 31, 2020 compared to the same period in 2019. The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the three months ended March 31, 2020 and 2019:

For the Three Months Ended March 31,	2020		2019		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$12,531	40.1%	$25,292	13.8%	$(12,761)	(50.5)%
AmTrust Quota Share Reinsurance	18,684	59.9%	157,810	86.2%	(139,126)	(88.2)%
Total	$31,215	100.0%	$183,102	100.0%	$(151,887)	(83.0)%
Net premiums earned in the AmTrust Reinsurance segment for the three months ended March 31, 2020 decreased by $139.1 million or 88.2% compared to the same respective period in 2019 due to the terminations of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019. Please refer to the analysis of our AmTrust Reinsurance segment on page 40 for further discussion.

Net premiums earned in our Diversified Reinsurance segment for the three months ended March 31, 2020 decreased by $12.8 million or 50.5% compared to the same respective period in 2019 driven by non-renewals in our European Capital Solutions business combined with reductions in quota share cessions for German Auto Programs within our IIS business. Please refer to the analysis of our Diversified Reinsurance segment on page 38 for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to the analysis of our Diversified Reinsurance segment on page 39 for further discussion.
Net Investment Income
Net investment income decreased by $14.1 million or 43.9% for the three months ended March 31, 2020 compared to the same respective period in 2019, primarily due to the decline in average investable assets of 34.4% in those same periods. The decline in investable assets is largely due to the cessation of active reinsurance underwriting which materially reduced our revenues and is responsible for significant negative operating cash flows as we run-off our existing reinsurance liabilities. Lower investment income was also driven by the decline in average book yields to 2.7% for the three months ended March 31, 2020 compared to 3.1% for the same period in 2019.
The following table details the Company's average investable assets and average book yield for the three months ended March 31, 2020 compared to the same period in 2019:

	For the Three Months Ended March 31,
($ in thousands)	2020	2019
Average investable assets(1)	$2,705,803	$4,123,188
Average book yield(2)	2.7%	3.1%

(1)	The average of our total investments, cash, restricted cash and cash equivalents, funds withheld receivable and loan to related party held at each quarter-end during the period.

(2)	Ratio of net investment income over average investable assets at fair value.
Net Realized Gains (Losses) on Investment
Net realized gains on investment were $11.0 million for the three months ended March 31, 2020, compared to net realized losses of $11.1 million for the same respective period in 2019. The realized gains for the three months ended March 31, 2020 were primarily due to sales of corporate bonds during the first quarter of 2020 for the settlement of claim payments to AmTrust. The net realized losses of $11.1 million in 2019 was driven by net investment losses realized on the non-cash transfer of corporate and other debt securities in the first quarter of 2019 related to the Partial Termination Amendment with AmTrust and the conversion of a portion of reinsurance trust assets held as collateral into a funds withheld receivable.
Net Impairment Losses Recognized in Earnings
The Company recognized $1.5 million of OTTI losses in earnings on two fixed maturity securities for the three months ended March 31, 2020. There were no OTTI losses recognized during the same period in 2019.
Net Loss and Loss Adjustment Expenses
Net loss and LAE decreased by $131.6 million during the three months ended March 31, 2020 compared to the same respective period in 2019 largely due to the termination of the AmTrust Reinsurance quota share agreements effective January 1, 2019.
The loss ratio for the first quarter of 2020 was impacted by net favorable prior year reserve development of $0.5 million or 1.7 percentage points compared to net adverse prior year reserve development of $7.3 million or 3.9 percentage points during the same period in 2019. The prior year development is discussed in greater detail in the individual segment discussion and analysis.
The net loss and LAE ratios decreased to 66.7% for the three months ended March 31, 2020 compared to 83.0% for the same respective period in 2019 primarily due to significant reduction in adverse prior year loss development resulting mainly from the termination of the AmTrust Reinsurance quota share contracts effective January 1, 2019.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $57.6 million or 82.8% for the three months ended March 31, 2020, compared to the same respective period in 2019 due to significantly lower earned premiums in both of our reportable segments. The commission and other acquisition expense ratio was 37.9% for the three months ended March 31, 2020 and 2019.
General and Administrative Expenses
General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses comprise:

	For the Three Months Ended March 31,
($ in thousands)	2020	2019
General and administrative expenses – segments	$2,257	$4,297
General and administrative expenses – corporate	6,293	12,322
Total general and administrative expenses	$8,550	$16,619

Total general and administrative expenses decreased by $8.1 million, or 48.6% for the three months ended March 31, 2020, compared to the same period in 2019. The general and administrative expense ratio increased to 27.0% for the three months ended March 31, 2020 from 9.0% for the three months ended March 31, 2019 as a result of significantly lower earned premiums compared to the prior period due to termination of the AmTrust Reinsurance quota share contracts effective January 1, 2019 and non-renewals within our International business in the Diversified Reinsurance segment.
The decreased corporate expenses for the three months ended March 31, 2020 compared to the same respective period in 2019 were largely due to lower salary, benefits and other corporate expenses associated with the Strategic Review and related headcount reductions since 2018.
Interest and Amortization Expenses
The interest and amortization expenses related to the outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 ("Senior Notes") were $4.8 million for the three months ended March 31, 2020 and 2019, respectively. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the three months ended March 31, 2020 and 2019, respectively.
Foreign Exchange and Other Gains
Net foreign exchange and other gains amounted to $8.2 million during the three months ended March 31, 2020 compared to net foreign exchange and other gains of $5.0 million for the same respective period in 2019.
Net foreign exchange gains of $8.4 million occurred during the three months ended March 31, 2020 due to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and related liabilities denominated in British pound and euro.
Net foreign exchange and other gains of $5.0 million for the three months ended March 31, 2019 included $4.3 million of proceeds received from the sale of AVS and its related European subsidiaries to Allianz Partners on January 10, 2019. Excluding the gain of $4.3 million, net foreign exchange gains of $0.7 million were realized primarily attributable to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and related liabilities mainly denominated in euro.
Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results and associated ratios for our Diversified Reinsurance segment for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2020	2019
Gross premiums written	$11,734	$15,338
Net premiums written	$10,372	$14,947
Net premiums earned	$12,531	$25,292
Other insurance revenue	408	812
Net loss and LAE	(7,041)	(14,391)
Commission and other acquisition expenses	(4,979)	(9,261)
General and administrative expenses	(1,613)	(3,031)
Underwriting loss	$(694)	$(579)
Ratios
Net loss and LAE ratio	54.4%	55.1%
Commission and other acquisition expense ratio	38.5%	35.5%
General and administrative expense ratio	12.5%	11.6%
Expense ratio	51.0%	47.1%
Combined ratio	105.4%	102.2%
The combined ratio for the three months ended March 31, 2020 increased to 105.4% compared to 102.2% for the same comparative period in 2019. Please see the respective sections on net loss, commissions and administrative expenses for factors that have impacted the combined ratios in the discussion below.
Premiums — Gross premiums written decreased by $3.6 million or 23.5% for the three months ended March 31, 2020 compared to the same respective period in 2019. This was primarily due to lower premiums written in German Auto Programs in our IIS business during the three months ended March 31, 2020.
Net premiums written decreased by $4.6 million or 30.6% during the three months ended March 31, 2020 compared to the same period in 2019 mainly due to lower net premiums written in our German Auto programs within our IIS business as discussed above.

The table below shows net premiums written by line of business for the three months ended March 31, 2020 and 2019:

For the Three Months Ended March 31,	2020	2019	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Written
International	$10,372	$14,947	$(4,575)	(30.6)%
Total Diversified Reinsurance	$10,372	$14,947	$(4,575)	(30.6)%
Net premiums earned decreased by $12.8 million or 50.5% during the three months ended March 31, 2020 compared to the same period in 2019 primarily due to lower earned premiums from German Auto programs and non-renewals in our European Capital Solutions business since 2019. The table below shows net premiums earned by line of business for the three months ended March 31, 2020 and 2019:

For the Three Months Ended March 31,	2020	2019	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Earned
International	$12,531	$25,292	$(12,761)	(50.5)%
Total Diversified Reinsurance	$12,531	$25,292	$(12,761)	(50.5)%
Other Insurance Revenue — Other insurance revenue, which represents fee income from our IIS business that is not directly associated with premium revenue assumed by the Company as well as other income earned from transitional services relating to the sale of Maiden US, decreased by $0.4 million or 49.8% for the three months ended March 31, 2020 compared to the same period in 2019. This was due to the sale of AVS and its subsidiaries on January 10, 2019 as a substantial portion of our fee income was generated by AVS and its subsidiaries in Germany and Austria through its point of sale producers in select OEM's dealerships.
The table below shows other insurance revenue by source for the three months ended March 31, 2020 and 2019:

For the Three Months Ended March 31,	2020	2019	Change
	($ in thousands)%
International	$353	$736	$(383)	(52.0)%
Other income	55	76	(21)	(27.6)%
Total Diversified Reinsurance	$408	$812	$(404)	(49.8)%

Net Loss and Loss Adjustment Expenses — Net loss and LAE decreased by $7.4 million, or 51.1% for the three months ended March 31, 2020 compared to the same respective period in 2019. Net loss and LAE ratio decreased to 54.4% for the three months ended March 31, 2020 compared with 55.1% during the same period in 2019. During the three months ended March 31, 2020, the net loss and LAE ratio decreased by 0.7 percentage points compared to the same period in 2019.
The 2020 loss ratio was impacted by favorable prior year loss reserve development which was $0.5 million or 4.1 percentage points during the three months ended March 31, 2020, compared to the impact of favorable development of $1.1 million or 4.2 percentage points on the loss ratio in 2019. The loss development in 2020 was driven by favorable experience in German Auto programs, while the favorable loss development in 2019 was due to favorable experience from facultative reinsurance run-off lines.
The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be effected by changes in the mix of business and the impact of increases in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, as well as the impact on the loss ratio described above, the combined ratio increased by 3.2 percentage points for the three months ended March 31, 2020 compared to the same respective period in 2019.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $4.3 million or 46.2% for the three months ended March 31, 2020 compared to the same respective period in 2019. The commission and other acquisition expense ratio for the three months ended March 31, 2020 increased to 38.5% compared to 35.5% for the same period in 2019, reflecting the change in the mix of pro rata versus excess of loss premiums written compared to the same period in 2019. Please refer to the preceding paragraph for other factors that can impact the combined ratio.
General and Administrative Expenses — General and administrative expenses decreased by $1.4 million or 46.8% for the three months ended March 31, 2020 compared to the same respective period in 2019. The general and administrative expense ratio increased to 12.5% for the three months ended March 31, 2020 compared to 11.6% for the same period in 2019.
The overall expense ratio (including commission and other acquisition expenses) for the three months ended March 31, 2020 increased to 51.0% compared to 47.1% for the same respective period in 2019 largely as a result of lower revenue compared to the prior year period.

AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $3.0 million during the three months ended March 31, 2020 compared to $41.9 million in the same period in 2019. The lower underwriting loss was primarily driven by a lower combined ratio on significantly lower earned premiums during the three months ended March 31, 2020 compared to the prior period.
The underwriting results and associated ratios for the AmTrust Reinsurance segment for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2020	2019
Gross premiums written	$—	$(576,477)
Net premiums written	$—	$(576,477)
Net premiums earned	$18,684	$157,810
Net loss and LAE	(14,045)	(138,070)
Commission and other acquisition expenses	(6,994)	(60,356)
General and administrative expenses	(644)	(1,266)
Underwriting loss	$(2,999)	$(41,882)
Ratios
Net loss and LAE ratio	75.2%	87.5%
Commission and other acquisition expense ratio	37.4%	38.2%
General and administrative expense ratio	3.5%	0.8%
Expense ratio	40.9%	39.0%
Combined ratio	116.1%	126.5%
The combined ratio decreased 10.4 percentage points to 116.1% for the three months ended March 31, 2020 compared to 126.5% for the same period in 2019 due to the absence of prior year loss development during the first quarter of 2020 compared to the impact of adverse prior year development of $8.1 million or 5.2 percentage points for the same period in 2019. Prior year adverse development in 2019 was primarily due to Commercial Auto Liability in accident years 2014 to 2017, partly offset by favorable development in Workers Compensation.
Premiums — There were no gross premiums written for the three months ended March 31, 2020 reflecting the termination of both the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019, therefore no new business has been written under these contracts during 2020. In 2019, the Partial Termination Amendment resulted in Maiden Reinsurance returning approximately $648.0 million in unearned premium to AII, or approximately $436.8 million net of applicable ceding commission and brokerage, which caused negative gross premiums written for the three months ended March 31, 2019.
The table below shows net premiums written by category for the three months ended March 31, 2020 and 2019:

For the Three Months Ended March 31,	2020	2019
($ in thousands)	Total	Total
Net Premiums Written
Small Commercial Business	$—	$(342,681)
Specialty Program	—	(12,608)
Specialty Risk and Extended Warranty	—	(221,188)
Total AmTrust Reinsurance	$—	$(576,477)
There were no net premiums written in our AmTrust Reinsurance segment for the three months ended March 31, 2020 due to the termination of both the AmTrust Quota Share and European Hospital Liability Quota Share as of January 1, 2019 as discussed above.
Net premiums earned decreased by $139.1 million or 88.2% for the three months ended March 31, 2020 compared to the same respective period in 2019 due to the terminations of the AmTrust Quota Share and European Hospital Liability Quota Share as of January 1, 2019.

The table below details net premiums earned by category for the three months ended March 31, 2020 and 2019:

For the Three Months Ended March 31,	2020		2019		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned
Small Commercial Business	$939	5.0%	$39,455	25.0%	$(38,516)	(97.6)%
Specialty Program	75	0.4%	76,221	48.3%	(76,146)	(99.9)%
Specialty Risk and Extended Warranty	17,670	94.6%	42,134	26.7%	(24,464)	(58.1)%
Total AmTrust Reinsurance	$18,684	100.0%	$157,810	100.0%	$(139,126)	(88.2)%
Net Loss and Loss Adjustment Expenses — Net loss and LAE decreased by $124.0 million or 89.8% for the three months ended March 31, 2020 compared to the same respective period in 2019 due to significantly lower earned premiums as a result of the termination of both quota share agreements with AmTrust. Net loss and LAE ratios decreased to 75.2% for the three months ended March 31, 2020 compared to 87.5% for the same respective period in 2019.
During the three months ended March 31, 2020, the net loss and LAE ratio decreased by 12.3 percentage points compared to the same period in 2019 primarily due to the following factors:

•
the Partial Termination Amendment caused significant changes in the mix of business being earned in 2020 compared to 2019. These changes resulted in a current year loss ratio which decreased relative to the same period in 2019 for the remaining in-force business; and

•
there was no impact of prior year loss development during the three months ended March 31, 2020 on the loss ratio, compared to the impact of adverse prior year loss development which was $8.1 million or 5.2 percentage points for the same period in 2019. Prior year adverse development in 2019 was due to adverse development in Commercial Auto Liability in accident years 2014 to 2017, partly offset by favorable development in Workers Compensation.

Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $53.4 million or 88.4% for the three months ended March 31, 2020 compared to the same respective period in 2019 due to significantly lower earned premiums as a result of the terminations of both quota share agreements with AmTrust effective as of January 1, 2019.
The commission and other acquisition expense ratio decreased to 37.4% for the three months ended March 31, 2020 compared to 38.2% for the same respective period in 2019.
General and Administrative Expenses — General and administrative expenses decreased by $0.6 million or 49.1% for the three months ended March 31, 2020 compared to the same respective period in 2019. The general and administrative expense ratios increased to 3.5% for the three months ended March 31, 2020 compared to 0.8% for the same respective period in 2019 as a result of significantly lower earned premiums due to the termination of both quota share agreements with AmTrust as of January 1, 2019.
The overall expense ratio (including commission and other acquisition expenses) increased to 40.9% for the three months ended March 31, 2020 compared to 39.0% for the same respective period in 2019 primarily due to significantly lower earned premiums as discussed above.
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
As of March 31, 2020, the Company had investable assets of $2.6 billion compared to $2.8 billion as of December 31, 2019. Investable assets are the combined total of our investments, cash and cash equivalents (including restricted), loan to a related party and funds withheld receivable. The decrease in investable assets is primarily the result of significant negative operating cash flows during three months ended March 31, 2020, particularly as a result of certain contract terminations that occurred in 2019 that require the disbursement of cash and investments to settle claim payments in 2020.
The regulatory and liquidity requirements of the Company's operating segments are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10- K for the year ended December 31, 2019, filed with the SEC on March 18, 2020.
As previously indicated, Maiden Reinsurance re-domesticated to Vermont on March 16, 2020. We expect to be actively engaged with the Vermont DFR regarding the formulation of Maiden Reinsurance's longer term business plan, which may require prior regulatory approval as stipulated by Vermont law or the Vermont DFR for any active underwriting, capital management or other strategic initiatives.
Due to the change in fair value of our investments caused by the COVID-19 pandemic, we and our insurance subsidiaries may need additional capital to maintain compliance with regulatory capital requirements and/or be required to post additional collateral under existing reinsurance arrangements, which could reduce our liquidity. In addition, we may experience a reduction in the amount of available distribution or dividend capacity from our regulated reinsurance subsidiaries, which would also reduce liquidity.
Operating, investing and financing cash flows
Our sources of funds historically have consisted of premium receipts net of commissions and brokerage, investment income, net proceeds from capital raising activities, and proceeds from sales, maturities, pay downs and redemption of investments. Cash is currently used primarily to pay loss and LAE, ceded reinsurance premium, general and administrative expenses, and interest expense, with the remainder in excess of our operating requirements, made available to our investment managers for investment in accordance with our investment policy.
Our business has undergone significant changes in the past two years. As previously noted, the Strategic Review resulted in a series of transactions that have materially reduced our balance sheet risk and have transformed our operations. As a result of the transactions entered into from the Strategic Review, we are not engaged in any active underwriting of reinsurance business thus our net premiums written will continue to be materially lower in 2020 and investment income will become a significantly larger portion of our total revenues. This has caused significant negative operating cash flow, particularly as we run off the AmTrust Reinsurance reserves as shown in the table below. We expect this trend to continue going forward for the rest of 2020 and beyond.
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
At March 31, 2020 and December 31, 2019, unrestricted cash and cash equivalents and unrestricted fixed maturity investments were $389.1 million and $435.0 million, respectively. The table below summarizes our operating, investing and financing cash flows for the three months ended March 31, 2020 and 2019:

For the Three Months Ended March 31,	2020	2019
	($ in thousands)
Operating activities	$(218,481)	$(331,930)
Investing activities	288,530	129,781
Effect of exchange rate changes on foreign currency cash	635	(334)
Total increase (decrease) in cash, restricted cash and cash equivalents	70,684	(202,483)
Less: change in cash, restricted cash and cash equivalents of discontinued operations	—	(3,349)
Total change in cash, restricted cash and cash equivalents of continuing operations	$70,684	$(199,134)
Cash Flows used in Operating Activities
Cash flows used in operating activities for the three months ended March 31, 2020 were $218.5 million compared to cash flows used in operating activities of $331.9 million for the three months ended March 31, 2019, a decrease of $113.4 million. Cash flows used in discontinued operations were $0.0 million for the three months ended March 31, 2020 compared to $0.2 million in the three months ended March 31, 2019. Cash flows used in continuing operating activities were $218.5 million for the three months ended March 31, 2020 compared to cash flows used in continuing operations of $331.7 million for the three months ended March 31, 2019.
The operating cash flows used in continuing operations for the three months ended March 31, 2020 and 2019 were primarily the result of the termination of the AmTrust Quota Share including both the Partial Termination Amendment and the Commutation and Release Agreement, and the termination of the European Hospital Liability Quota Share, which significantly decreased gross premiums written during both respective periods while claim payments have been principally from the run-off of existing reserves for loss and loss adjustment expenses.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash provided by investing activities was $288.5 million for the three months ended March 31, 2020 compared to $129.8 million for the same period in 2019 primarily due to proceeds from the sale of fixed maturity investments which were made to settle claim payments during the three months ended March 31, 2020.
Cash flows used in discontinued operations was $0.0 million for the three months ended March 31, 2020 compared to cash flows used in discontinued operations of $3.3 million for the same period in 2019. Cash flows provided by continuing operations was $288.5 million during the three months ended March 31, 2020 compared to cash flows provided by continuing operations of $133.1 million for the same period in 2019 as the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $291.4 million compared to an inflow of $131.4 million for the same period in 2019.

Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 18, 2020.
At March 31, 2020 and December 31, 2019, restricted cash and cash equivalents and fixed maturity investments used as collateral were $1.3 billion and $1.5 billion, respectively. This collateral represents 76.9% and 77.6% of the fair value of our total fixed maturity investments and cash, restricted cash and cash equivalents at March 31, 2020 and December 31, 2019, respectively.
Investments
The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities which are all designated as available-for-sale at March 31, 2020. Please see "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q.
During the three months ended March 31, 2020, the yield on the 10-year U.S. Treasury bond decreased by 122 basis points to 0.7%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the securities in our portfolio. The U.S. Treasury yield curve experienced a material downward shift during the three months ended March 31, 2020, reflecting significant global financial and economic volatility from the COVID-19 pandemic which spread during the first quarter of 2020. The global nature of the pandemic resulted in an abrupt downturn in economic activity both globally and in the U.S., and financial markets experienced unprecedented volatility during this period. The U.S. Federal Reserve, along with central bankers globally, implemented multiple rounds of rapid and aggressive monetary measures to provide liquidity to financial markets and to relieve imbalances that rapidly formed in those markets in the face of the pandemic and its economic and financial impacts. Government policymakers in the U.S. and globally have additionally implemented an ongoing series of unprecedented fiscal policy measures to provide immediate and near-term economic relief to affected populations.
Due in large part to the uncertainty caused by the COVID-19 pandemic in global financial markets during the three months ended March 31, 2020, our investment portfolio experienced significant unrealized losses (largely due to widening credit spreads on fixed income investments), increased volatility, heightened credit risk, and declines in yields on our fixed income investments. Our investment portfolios may continue to be adversely impacted by unfavorable market conditions caused by the COVID-19 pandemic, which could cause continued volatility in our results of operations and negatively impact our financial condition.
The movement in the market values of our fixed maturity portfolio during the three months ended March 31, 2020 generated net unrealized losses of $44.2 million, primarily due to the recent COVID-19 pandemic which has caused widening credit spreads, a surging demand for liquidity and a sudden stop to global economic activity, all of which have decreased bond prices during the three months ended March 31, 2020.
At March 31, 2020, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods. To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.
At March 31, 2020 and December 31, 2019, these respective durations in years were as follows:

	March 31, 2020	December 31, 2019
Fixed maturities and cash and cash equivalents	2.7	3.0
Reserve for loss and LAE(1)	4.2	4.2
(1) The duration regarding our reserve for loss and LAE at March 31, 2020 is gross of LPT/ADC Agreement reserves.
During the three months ended March 31, 2020, the weighted average duration of our fixed maturity investment portfolio decreased by 0.3 years to 2.7 years and the duration for the reserve for loss and LAE remained at 4.2 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities. At March 31, 2020, the duration of our fixed maturity investment portfolio decreased compared to December 31, 2019 due to sales of fixed maturities primarily as a result of settling claim payments with AmTrust.

The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows at March 31, 2020 and December 31, 2019, respectively:

March 31, 2020	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$84,959	$1,185	$(1)	$86,143	2.5%	0.5
U.S. agency bonds – mortgage-backed	495,747	19,510	(132)	515,125	2.9%	3.7
Non-U.S. government and supranational bonds	7,290	93	(200)	7,183	1.4%	6.8
Asset-backed securities	187,255	495	(14,715)	173,035	3.5%	0.8
Corporate bonds	755,438	9,336	(37,716)	727,058	2.9%	3.4
	1,530,689	30,619	(52,764)	1,508,544	2.9%	3.1
Cash and cash equivalents	177,962	—	—	177,962	0.6%	0.0
Total	$1,708,651	$30,619	$(52,764)	$1,686,506	2.7%	2.7

December 31, 2019	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$94,921	$704	$—	$95,625	2.5%	0.7
U.S. agency bonds – mortgage-backed	533,296	6,717	(1,291)	538,722	2.9%	4.1
Non-U.S. government and supranational bonds	11,796	294	(91)	11,999	1.2%	4.6
Asset-backed securities	187,881	821	(532)	188,170	3.8%	0.9
Corporate bonds	981,441	31,140	(15,725)	996,856	2.9%	3.4
Municipal bonds	4,091	55	—	4,146	4.6%	1.4
	1,813,426	39,731	(17,639)	1,835,518	3.0%	3.2
Cash and cash equivalents	107,278	—	—	107,278	0.6%	0.0
Total	$1,920,704	$39,731	$(17,639)	$1,942,796	2.8%	3.0

(1)
Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

(2)	Average duration in years.
At March 31, 2020, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
U.S. agency bonds - mortgage-backed
Residential mortgage-backed ("RMBS")
GNMA – fixed rate	$31,010	6.0%	$33,079	6.1%
GNMA – variable rate	7,087	1.4%	7,075	1.3%
FNMA – fixed rate	225,375	43.8%	241,905	44.9%
FHLMC – fixed rate	251,653	48.8%	256,663	47.7%
Total U.S. agency bonds	$515,125	100.0%	$538,722	100.0%
Our Agency MBS portfolio is 34.1% of our fixed maturity investments at March 31, 2020. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn.
At March 31, 2020 and December 31, 2019, 98.8% and 99.7%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+, or equivalent, or less. Please see "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

The security holdings by sector and financial strength rating of our corporate bond holdings at March 31, 2020 and December 31, 2019 were as follows:

	Ratings(1)
March 31, 2020	AAA, AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	—%	2.3%	—%	$16,878	2.3%
Communications	—%	0.6%	6.1%	—%	48,837	6.7%
Consumer	0.1%	3.5%	23.7%	1.1%	206,395	28.4%
Energy	0.3%	7.9%	2.0%	0.7%	79,562	10.9%
Financial Institutions	3.8%	27.5%	13.0%	0.8%	327,853	45.1%
Industrials	—%	0.4%	2.3%	—%	19,316	2.7%
Technology	—%	2.3%	1.6%	—%	28,217	3.9%
Total	4.2%	42.2%	51.0%	2.6%	$727,058	100.0%

	Ratings(1)
December 31, 2019	AAA, AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	0.6%	1.4%	—%	$19,517	2.0%
Communications	—%	2.4%	4.0%	—%	64,159	6.4%
Consumer	0.2%	8.3%	19.6%	—%	279,940	28.1%
Energy	0.9%	6.1%	3.8%	—%	107,369	10.8%
Financial Institutions	3.1%	30.1%	10.7%	0.6%	443,983	44.5%
Industrials	—%	1.8%	3.5%	—%	53,279	5.3%
Technology	—%	1.7%	1.2%	—%	28,609	2.9%
Total	4.2%	51.0%	44.2%	0.6%	$996,856	100.0%

(1)	Ratings as assigned by S&P, or equivalent
At March 31, 2020, the Company’s ten largest corporate holdings, 80.4% of which are U.S. dollar denominated, 46.0% of which are in the Consumer Sector and 42.5% of which are in the Financial Institutions sector, at fair value and as a percentage of all fixed income securities were as follows:

March 31, 2020	Fair Value	% of Holdings	Rating(1)
	($ in thousands)
Rabobank Nederland Utrec, 3.875% Due 2/8/2022	$19,727	1.3%	A+
UBS Group Funding (Jersey) Ltd, 2.65% Due 2/1/2022	16,735	1.1%	A-
Electricite de France, 4.625%, Due 9/11/2024	16,529	1.1%	A-
Allergan Funding SCS, 3.80%, Due 3/15/2025	15,358	1.0%	BBB
BAT International Finance PLC, 3.95%, Due 6/15/2025	14,716	1.0%	BBB+
Goldman Sachs Group Inc., 3.625%, Due 1/22/2023	12,869	0.9%	BBB+
Daimler Finance North America LLC, 3.30%, Due 5/19/2025	12,393	0.8%	BBB+
Bayer US Finance LLC, 3.375% Due 10/8/2024	12,314	0.8%	BBB
Brookfield Asset Management Inc., 4.00% Due 1/15/2025	12,149	0.8%	A-
Anheuser-Busch INBEV NV, 2.875% Due 9/25/2024	11,770	0.8%	A-
Total	$144,560	9.6%

(1)	Ratings as assigned by S&P, or equivalent

At March 31, 2020 and December 31, 2019, respectively, we hold the following non-U.S. dollar denominated securities:

	March 31, 2020		December 31, 2019
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated corporate bonds	$262,960	97.3%	$310,323	96.3%
Non-U.S. government and supranational bonds	7,183	2.7%	11,999	3.7%
Total non-U.S. dollar denominated securities	$270,143	100.0%	$322,322	100.0%
At March 31, 2020 and December 31, 2019, respectively, these non-U.S. securities are invested in the following currencies:

	March 31, 2020		December 31, 2019
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Euro	$229,182	84.8%	$272,493	84.5%
British Pound	34,728	12.9%	42,342	13.1%
Canadian Dollar	4,973	1.8%	5,364	1.7%
All other currencies	1,260	0.5%	2,123	0.7%
Total non-U.S. dollar denominated securities	$270,143	100.0%	$322,322	100.0%
The net decrease in non-U.S. denominated fixed maturities is primarily due to the depreciation of Euro denominated corporate bonds during the three months ended March 31, 2020. At March 31, 2020 and December 31, 2019, all of the Company's non-U.S. government and supranational issuers have a rating of A or higher by S&P.
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

Ratings(1)	March 31, 2020		December 31, 2019
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$467	0.2%	$481	0.2%
AA+, AA, AA-	14,860	5.6%	21,231	6.8%
A+, A, A-	109,080	41.5%	137,584	44.3%
BBB+, BBB, BBB-	127,969	48.7%	145,546	46.9%
BB+ or lower	10,584	4.0%	5,481	1.8%
Total non-U.S. dollar denominated corporate bonds	$262,960	100.0%	$310,323	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies at March 31, 2020 and December 31, 2019, respectively.
Other Balance Sheet Changes
The following table summarizes the Company's other material balance sheet changes at March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020	December 31, 2019	Change	Change %
Deferred commission and other acquisition expenses	$69,109	$77,356	$(8,247)	(10.7)%
Funds withheld receivable	696,076	684,441	11,635	1.7%
Reserve for loss and LAE	2,249,045	2,439,907	(190,862)	(7.8)%
Unearned premiums	197,094	220,269	(23,175)	(10.5)%
Accrued expenses and other liabilities	22,708	32,444	(9,736)	(30.0)%
The Company's deferred commission and other acquisition expenses decreased by 10.7% and unearned premiums decreased by 10.5% primarily due to the Partial Termination Amendment with AmTrust on a cut-off basis and the termination of the remaining business under both quota share contracts with AmTrust which are now in run-off with no new business written beginning January 1, 2019. Funds withheld receivable increased by 1.7% primarily due to insurance balances receivable that were converted into funds withheld to be utilized as collateral for the European Hospital Liability Quota Share.
Accrued expenses and other liabilities decreased by 30.0% as at March 31, 2020 compared to December 31, 2019 due to reductions in the reinsurance balances payable as a result of the aforementioned termination of both AmTrust reinsurance contracts effective January 1, 2019. The Company's reserve for loss and LAE decreased by 7.8% primarily due to the recent commutation of workers' compensation reserves during 2019 in the AmTrust Reinsurance segment.

Capital Resources
Capital resources consist of funds deployed in support of our operations. In the three months ended March 31, 2020, our total capital resources decreased by $22.7 million, or 2.9% compared to December 31, 2019 due to unrealized losses on our investment portfolio partly offset by net income attributable to common shareholders. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next twelve months. The following table shows the movement in total capital resources at March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020	December 31, 2019	Change	Change %
Preference shares	$465,000	$465,000	$—	—%
Common shareholders' equity	19,998	42,718	(22,720)	(53.2)%
Total shareholders' equity	484,998	507,718	(22,720)	(4.5)%
Senior Notes - principal amount	262,500	262,500	—	—%
Total capital resources	$747,498	$770,218	$(22,720)	(2.9)%
The major factors contributing to the net decrease in capital resources were as follows:
Shareholders' equity
Total shareholders' equity at March 31, 2020 decreased by $22.7 million, or 4.5% compared to December 31, 2019 due to the following factors:

•
net decrease in AOCI of $44.1 million which arose due to net unrealized losses on investment resulting from the net decrease in the fair value of our investment portfolio relating to market price movements due to widening credit spreads and unfavorable economic conditions during the three months ended March 31, 2020; partly offset by:

•	net income attributable to Maiden of $20.9 million for the three months ended March 31, 2020; and

•	net increase in share based transactions of $0.5 million.
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the three months ended March 31, 2020, the Company did not repurchase any common shares under its share repurchase authorization. At March 31, 2020, the Company has a remaining authorization of $74.2 million for share repurchases.
Please refer to "Notes to Consolidated Financial Statements Note 13. Shareholders' Equity" included under Part II Item 8. "Financial Statements and  Supplementary Data" of our Annual Report on Form 10-K for a discussion of the equity instruments issued by the Company as at December 31, 2019.
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
On April 17, 2020, the Company received a letter from NASDAQ stating that the Company had not regained compliance during the Compliance Period and that the Company’s securities would be delisted from the Capital Market by the opening of business on April 28, 2020 unless the Company requests an appeal of NASDAQ’s determination to a Hearings Panel. On April 24, 2020, the Company filed a Hearing Request Form to appeal NADSAQ’s determination with the Hearings Panel which stays the de-listing until a decision is rendered subsequent to the appeal hearing. The NASDAQ Hearings Department has scheduled an appeal hearing to take place on July 23, 2020.
Book value and diluted book value per common share at March 31, 2020 and December 31, 2019 were computed as follows:

	March 31, 2020	December 31, 2019
($ in thousands except share and per share data)
Ending common shareholders’ equity	$19,998	$42,718
Numerator for diluted book value per common share calculation	$19,998	$42,718

Common shares outstanding	83,969,991	83,148,458
Shares issued from assumed conversion of dilutive options and restricted shares	997,264	1,818,797
Denominator for diluted book value per common share calculation	84,967,255	84,967,255

Book value per common share	$0.24	$0.51
Diluted book value per common share	0.24	0.50

At March 31, 2020, book value per common share decreased by 52.9% and diluted book value per common share decreased by 52.0%, compared to December 31, 2019. This was primarily due to net unrealized losses on our investment portfolio of $44.1 million reported in other comprehensive loss for the three months ended March 31, 2020, partly offset by our net income attributable to common shareholders of $20.9 million during the three months ended March 31, 2020.
Please see "Liquidity and Capital Resources - Investments" on page 43 for further information on the change in fair value of our fixed maturity investment portfolio.
Senior Notes
There were no changes in the Company’s Senior Notes at March 31, 2020 compared to December 31, 2019 and the Company did not enter into any short-term borrowing arrangements during the three months ended March 31, 2020. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes.
The ratio of Debt to Total Capital Resources at March 31, 2020 and December 31, 2019 was computed as follows:

	March 31, 2020	December 31, 2019
($ in thousands)
Senior notes - principal amount	$262,500	$262,500
Maiden shareholders’ equity	484,998	507,718
Total capital resources	$747,498	$770,218
Ratio of debt to total capital resources	35.1%	34.1%
Financial Strength Ratings
The Company does not have a financial strength rating from any nationally recognized statistical rating organization.

Non-GAAP Measures
As defined and described in Key Financial Measures on page 33, management uses certain key financial measures, some of which are non-GAAP measures, to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business.
For the three months ended March 31, 2020 and 2019, respectively, certain defined non-GAAP measures and the calculation of these non-GAAP measures, specifically non-GAAP underwriting income (loss), non-GAAP loss and LAE ratio, and non-GAAP combined ratio are not presented herein as those figures and ratios are the same in the periods presented on a GAAP basis. However, these non-GAAP measures could differ in future periods. The calculation, reconciliation to nearest GAAP measure and discussion of relevant non-GAAP measures used by management are as follows:
Non-GAAP operating earnings (loss) and Non-GAAP diluted operating earnings (loss) per share attributable to common shareholders
Non-GAAP operating earnings (loss) and non-GAAP diluted operating earnings (loss) per share attributable to common shareholders can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended March 31,	2020	2019
	($ in thousands except per share data)
Net income (loss)	$20,861	$(36,636)
Add (subtract):
Net realized (gains) losses on investment	(11,038)	11,101
Total other-than-temporary impairment losses	1,506	—
Foreign exchange and other gains	(8,197)	(4,979)
Loss from discontinued operations, net of income tax	—	2,734
Loss from NGHC Quota Share run-off	—	228
Non-GAAP operating earnings (loss)	$3,132	$(27,552)

Diluted earnings (loss) per share attributable to common shareholders	$0.25	$(0.44)
Add (subtract):
Net realized (gains) losses on investment	(0.13)	0.13
Total other-than-temporary impairment losses	0.02	—
Foreign exchange and other gains	(0.10)	(0.06)
Loss from discontinued operations, net of income tax	—	0.03
Loss from NGHC Quota Share run-off	—	0.01
Non-GAAP diluted operating earnings (loss) per share attributable to common shareholders	$0.04	$(0.33)
Non-GAAP operating earnings was $3.1 million for the three months ended March 31, 2020, compared to a non-GAAP operating loss of $27.6 million for the same period in 2019. The Company's non-GAAP operating results included an underwriting loss of $3.7 million for the three months ended March 31, 2020, compared to an underwriting loss of $42.7 million for the same period in 2019, which was primarily the result of underwriting results not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) as well as claims related to the European Hospital Liability Quota Share.
Non-GAAP Operating ROACE
The improvement in Non-GAAP Operating ROACE for the three months ended March 31, 2020 relative to the same period in 2019 reflects the reflective improvement in non-GAAP operating earnings and was computed as follows:

	For the Three Months Ended March 31,
($ in thousands)	2020	2019
Non-GAAP operating earnings (loss)	$3,132	$(27,552)
Opening common shareholders’ equity	42,718	89,275
Ending common shareholders’ equity	19,998	119,289
Average common shareholders’ equity	31,358	104,282
Non-GAAP Operating ROACE	40.2%	(107.2)%

Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share, Ratio of Debt to Total Adjusted Capital Resources
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at March 31, 2020 reflect the addition of the unamortized deferred gain on retroactive reinsurance to the GAAP shareholders' equity as depicted in the computations below. The deferred gain of $113.0 million arises from the LPT/ADC Agreement with Cavello relating to losses subject to that agreement which are fully recoverable from Cavello. The inclusion of the unamortized deferred gain in these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve Maiden's shareholders' equity over the settlement period under the terms of the agreement.
Reconciliation of shareholders' equity to Adjusted shareholders' equity and Adjusted Total Capital Resources
The following table computes adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain on retroactive reinsurance at March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020	December 31, 2019	Change	Change %
Preference shares	$465,000	$465,000	$—	—%
Common shareholders' equity	19,998	42,718	(22,720)	(53.2)%
Total shareholders' equity	484,998	507,718	(22,720)	(4.5)%
Unamortized deferred gain on retroactive reinsurance	112,950	112,950	—	—%
Adjusted shareholders' equity	597,948	620,668	(22,720)	(3.7)%
Senior Notes - principal amount	262,500	262,500	—	—%
Adjusted total capital resources	$860,448	$883,168	$(22,720)	(2.6)%
Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The adjusted book value per common share as reconciled for the recognition of the unamortized deferred gain on retroactive reinsurance at March 31, 2020 and December 31, 2019 was computed as follows:

	March 31, 2020	December 31, 2019
($ in thousands except per share data)
Book value per common share	$0.24	$0.51
Unamortized deferred gain on retroactive reinsurance	1.35	1.36
Adjusted book value per common share	$1.59	$1.87
Ratio of Debt to Adjusted Total Capital Resources
Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at March 31, 2020 and December 31, 2019 was computed as follows:

	March 31, 2020	December 31, 2019
($ in thousands)
Senior notes - principal amount	$262,500	$262,500
Adjusted shareholders’ equity	597,948	620,668
Adjusted total capital resources	$860,448	$883,168
Ratio of debt to adjusted total capital resources	30.5%	29.7%
Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely affected. At March 31, 2020, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the unaudited Condensed Consolidated Statements of Income. Revenues and

expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange gains amounted to $8.4 million during the three months ended March 31, 2020, compared to foreign exchange gains of $0.7 million for the three months ended March 31, 2019.
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
Off-Balance Sheet Arrangements
At March 31, 2020, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments and Contingencies" for an update on legal matters. Except as disclosed above, there are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 1A. Risk Factors
Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our 2019 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.
Circumstances caused by the COVID-19 pandemic are complex, uncertain and rapidly evolving. We therefore may not be able to accurately predict the longer-term effects that the COVID-19 pandemic may have on our financial condition or results of operations. To the extent the COVID-19 pandemic adversely affects our financial condition or results of operations, it may also have the effect of heightening additional risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019.
The impact of COVID-19 and related risks has adversely affected, and is expected to continue to adversely affect, our business, results of operations, financial condition, and liquidity and capital resources, and any future impact on our business is difficult to predict at this time.
The evolving COVID-19 global pandemic has caused significant disruption to the economy and financial markets globally, and the full extent of the potential impacts of COVID-19 are not yet known. Our results of operations, financial condition, and liquidity and capital resources have been adversely impacted by the COVID-19 pandemic, and the future impact of the pandemic is difficult to predict. In particular, we believe we are subject to the following risks related to the COVID-19 pandemic:
Investments. Due in large part to the uncertainty caused by the COVID-19 pandemic in global financial markets, our investment portfolio has experienced significant unrealized losses (largely due to widening credit spreads on fixed income investments), increased volatility, heightened credit risk, and declines in yields on our fixed income investments. Our investment portfolios may continue to be adversely impacted by unfavorable market conditions caused by the COVID-19 pandemic, which could cause continued volatility in our results of operations and negatively impact our financial condition.
Debt and Equity Financing. As a result of the economic conditions caused by the COVID-19 pandemic, capital and credit markets continue to experience volatility that could negatively impact our ability to raise additional capital through the debt or equity markets or through bank or other debt financing. If we are unable to obtain adequate capital on suitably attractive terms, or at all, we may be unable to implement our future operating plans and our business, financial condition, and results of operations could be materially adversely affected.
Liquidity. Due to the change in fair value of our investments caused by the COVID-19 pandemic, we and our reinsurance subsidiaries may need additional capital to maintain compliance with regulatory capital requirements and/or be required to post additional collateral under existing reinsurance arrangements, which could reduce our liquidity. In addition, we may experience a reduction in the amount of available distribution or dividend capacity from our regulated reinsurance subsidiaries, which would also reduce liquidity.
Operational Disruptions. We rely on the continued productivity of our senior executive team, our employees, and our agents, brokers, third party administrators, suppliers and outsourcing providers to carry out our operations. If any of these people are unable to continue to work productively, or at all, due to illness, government restrictions, remote working conditions, or other disruptions related to the COVID-19 pandemic, our ability to conduct our operations may be adversely affected. In addition, like many other companies, the vast majority of our employees are working remotely, and we are therefore more dependent on our information technology systems and the continued access by our employees and service providers to reliable internet and telecommunications systems. We will be adversely affected if these systems do not function effectively or are disrupted due to heightened demand, cybersecurity attacks and data security incidents, or for any other related reason. These types of operational disruptions that impact our people and/or systems and others we may not foresee, would negatively impact our ability to settle claims efficiently, complete acquisitions, integrate our acquired businesses, manage our investments, provide or submit timely filing requirements with the SEC and other regulators or otherwise conduct our business.
Claims. As described herein, the Company is not engaged in active reinsurance underwriting currently and is running off the remaining unearned exposures it has reinsured. Our IIS unit does write limited primary insurance coverages that could be exposed to COVID-19 claims.  While we assess our exposure to COVID-19 insurance and reinsurance claims on our existing insurance exposures and remaining reinsurance exposures as limited and immaterial, given the uncertainty surrounding the COVID-19 pandemic and its impact on the insurance industry, our preliminary estimates of losses and loss adjustment expenses and estimates of reinsurance recoverable arising from the COVID-19 pandemic may materially change. Unanticipated issues relating to claims and coverage may emerge, which could adversely affect our business by increasing the scope of coverage beyond our intent and/or increasing the frequency and severity of claims.

Item 2. Unregistered Sales of Equity and Use of Proceeds
Items 2. (a) and (b) are not applicable.
2. (c) Share Repurchases
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. The Company has a remaining authorization of $74,245 for share repurchases at March 31, 2020. There were no share repurchases during the three months ended March 31, 2020 under the share repurchase authorization.

Subsequent to the three months ended March 31, 2020 and through the period ended May 15, 2020, the Company repurchased 834 common shares which represent withholdings in respect of tax obligations on the vesting of performance based shares.
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

Item 6. Exhibits.

Exhibit No.	Description
10.1	Amended Termination Endorsement No. 2 between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC to the Quota Share Reinsurance Contract, dated April 1, 2020
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO
101.1
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensive Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) the unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
May 15, 2020		/s/ Lawrence F. Metz
Lawrence F. Metz President and Co-Chief Executive Officer

/s/ Patrick J. Haveron
Patrick J. Haveron Co-Chief Executive Officer and Chief Financial Officer