Form 10-Q
period 2020-06-30
Maiden Holdings, Ltd.
filed 2020-08-14
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
Yes ☐ No ☒
As of August 7, 2020, the number of shares of the Registrant's Common Stock ($.01 par value) outstanding was 84,718,837.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2020 - $1,422,298; 2019 - $1,813,426)	$1,439,563	$1,835,518
Other investments	36,054	31,748
Total investments	1,475,617	1,867,266
Cash and cash equivalents	56,583	48,197
Restricted cash and cash equivalents	80,870	59,081
Accrued investment income	11,868	18,331
Reinsurance balances receivable, net (includes $923 from related parties in 2020)	13,268	12,181
Reinsurance recoverable on unpaid losses	617,496	623,422
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $56,159 and $68,433 from related parties in 2020 and 2019, respectively)	63,533	77,356
Funds withheld receivable (includes $668,188 and $632,305 from related parties in 2020 and 2019, respectively)	715,623	684,441
Other assets	10,603	9,946
Total assets	$3,213,436	$3,568,196
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,920,745 and $2,272,418 from related parties in 2020 and 2019, respectively)	$2,071,222	$2,439,907
Unearned premiums (includes $156,869 and $189,797 from related parties in 2020 and 2019, respectively)	182,121	220,269
Deferred gain on retroactive reinsurance	111,540	112,950
Liability for securities purchased	44,996	—
Accrued expenses and other liabilities (includes $8,137 and $20,049 from related parties in 2020 and 2019, respectively)	17,802	32,444
Senior notes - principal amount	262,500	262,500
Less: unamortized debt issuance costs	7,484	7,592
Senior notes, net	255,016	254,908
Total liabilities	2,682,697	3,060,478
Commitments and Contingencies
EQUITY
Preference shares	465,000	465,000
Common shares ($0.01 par value; 89,732,851 and 88,161,638 shares issued in 2020 and 2019, respectively; 84,718,837 and 83,148,458 shares outstanding in 2020 and 2019, respectively)	897	882
Additional paid-in capital	752,896	751,327
Accumulated other comprehensive income	9,201	17,836
Accumulated deficit	(665,721)	(695,794)
Treasury shares, at cost (5,014,014 and 5,013,180 shares in 2020 and 2019, respectively)	(31,534)	(31,533)
Total shareholders’ equity	530,739	507,718
Total liabilities and equity	$3,213,436	$3,568,196
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Gross premiums written	$4,982	$2,117	$16,716	$(559,022)
Net premiums written	$4,090	$(409)	$14,462	$(561,939)
Change in unearned premiums	17,218	134,395	38,061	879,027
Net premiums earned	21,308	133,986	52,523	317,088
Other insurance revenue	250	754	658	1,566
Net investment income	14,309	31,122	32,273	63,144
Net realized gains on investment	8,875	24,086	19,913	12,985
Total other-than-temporary impairment losses	—	—	(1,506)	—
Total revenues	44,742	189,948	103,861	394,783
Expenses
Net loss and loss adjustment expenses	11,008	121,561	32,094	274,250
Commission and other acquisition expenses	8,154	49,656	20,127	119,273
General and administrative expenses	9,261	12,158	17,811	28,777
Interest and amortization expenses	4,830	4,830	9,661	9,659
Foreign exchange and other losses (gains)	2,295	(1,207)	(5,902)	(6,186)
Total expenses	35,548	186,998	73,791	425,773
Income (loss) from continuing operations before income taxes	9,194	2,950	30,070	(30,990)
Less: income tax benefit	(18)	(1,026)	(3)	(1,064)
Income (loss) from continuing operations	9,212	3,976	30,073	(29,926)
Loss from discontinued operations, net of income tax	—	(19,389)	—	(22,123)
Net income (loss)	$9,212	$(15,413)	$30,073	$(52,049)
Basic and diluted earnings (loss) from continuing operations per share attributable to common shareholders	$0.11	$0.04	$0.35	$(0.36)
Basic and diluted loss from discontinued operations per share attributable to common shareholders	—	(0.23)	—	(0.27)
Basic and diluted earnings (loss) per share attributable to common shareholders	$0.11	$(0.19)	$0.35	$(0.63)
Weighted average number of common shares - basic	84,537,385	83,058,123	83,896,804	83,008,888
Adjusted weighted average number of common shares and assumed conversions - diluted	84,537,385	83,075,156	83,896,804	83,008,888

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$9,212	$(15,413)	$30,073	$(52,049)
Other comprehensive income (loss)
Net unrealized holdings gains on fixed maturities arising during period	41,778	43,018	1,575	92,048
Adjustment for reclassification of net realized gains recognized in net income (loss)	(2,368)	(15,415)	(6,401)	(2,927)
Foreign currency translation adjustment	(3,820)	(6,192)	(3,823)	(2,194)
Other comprehensive income (loss), before tax	35,590	21,411	(8,649)	86,927
Income tax (expense) benefit related to components of other comprehensive (loss) income	(101)	(39)	14	(81)
Other comprehensive income (loss), after tax	35,489	21,372	(8,635)	86,846
Comprehensive income	44,701	5,959	21,438	34,797
Comprehensive income attributable to noncontrolling interests	—	—	—	(78)
Comprehensive income attributable to Maiden	$44,701	$5,959	$21,438	$34,719
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Preference shares - Series A, C and D
Beginning balance	$465,000	$465,000	$465,000	$465,000
Ending balance	465,000	465,000	465,000	465,000
Common shares
Beginning balance	890	881	882	879
Exercise of options and issuance of shares	7	—	15	2
Ending balance	897	881	897	881
Additional paid-in capital
Beginning balance	751,862	750,670	751,327	749,418
Exercise of options and issuance of common shares	(7)	—	(15)	(2)
Share-based compensation expense	1,041	337	1,584	1,591
Ending balance	752,896	751,007	752,896	751,007
Accumulated other comprehensive income
Beginning balance	(26,288)	(220)	17,836	(65,616)
Change in net unrealized gains (losses) on investment	39,309	27,564	(4,812)	89,040
Foreign currency translation adjustment	(3,820)	(6,192)	(3,823)	(2,272)
Ending balance	9,201	21,152	9,201	21,152
Accumulated deficit
Beginning balance	(674,933)	(600,527)	(695,794)	(563,891)
Net income (loss)	9,212	(15,413)	30,073	(52,049)
Ending balance	(665,721)	(615,940)	(665,721)	(615,940)
Treasury shares
Beginning balance	(31,533)	(31,515)	(31,533)	(31,515)
Shares repurchased	(1)	(13)	(1)	(13)
Ending balance	(31,534)	(31,528)	(31,534)	(31,528)
Noncontrolling interests in subsidiaries
Beginning balance	—	—	—	641
Disposal of subsidiaries	—	—	—	(719)
Foreign currency translation adjustment	—	—	—	78
Ending balance	—	—	—	—
Total shareholders' equity	$530,739	$590,572	$530,739	$590,572
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Six Months Ended June 30,	2020	2019
Cash flows from operating activities
Net income (loss)	$30,073	$(52,049)
Less: net loss from discontinued operations	—	22,123
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, amortization and share-based compensation	4,004	4,388
Net realized gains on investment	(19,913)	(12,985)
Total other-than-temporary impairment losses	1,506	—
Foreign exchange and other gains	(5,902)	(6,186)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(10,196)	(1,191)
Reinsurance recoverable on unpaid losses	4,294	(242)
Accrued investment income	6,413	5,526
Deferred commission and other acquisition expenses	13,662	136,686
Funds withheld receivable	(13,416)	(81,649)
Other assets	(9,316)	(7,910)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(361,082)	(833)
Unearned premiums	(37,634)	(459,179)
Accrued expenses and other liabilities	(21,645)	(48,251)
Net cash used in continuing operations	(419,152)	(501,752)
Net cash used in discontinued operations	—	(1,905)
Net cash used in operating activities	(419,152)	(503,657)
Cash flows from investing activities:
Purchases of fixed maturities	(245,331)	(395,640)
Purchases of other investments	(4,475)	(5,290)
Proceeds from sales of fixed maturities	405,501	709,615
Proceeds from maturities, paydowns and calls of fixed maturities	292,780	324,480
Proceeds from sale and redemption of other investments	92	580
Other, net	(598)	3,276
Net cash provided by investing activities for continuing operations	447,969	637,021
Net cash used in investing activities for discontinued operations	—	(6,113)
Net cash provided by investing activities	447,969	630,908
Cash flows from financing activities:
Repurchase of common shares	(1)	(13)
Net cash used in financing activities	(1)	(13)
Effect of exchange rate changes on foreign currency cash, restricted cash and equivalents	1,359	(177)
Net increase in cash, restricted cash and cash equivalents	30,175	127,061
Cash, restricted cash and cash equivalents, beginning of period	107,278	337,102
Cash, restricted cash and cash equivalents, end of period	137,453	464,163
Reconciliation of cash and restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$56,583	$82,465
Restricted cash and cash equivalents, end of period	80,870	381,698
Total cash, restricted cash and cash equivalents, end of period	$137,453	$464,163
Non-cash investing activities
Investments transferred out related to Partial Termination Amendment	$—	$280,670
Investments transferred out related to funds withheld arrangement with AmTrust	—	571,396
Investments transferred out related to discontinued operations	—	65,400
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

COVID-19 Pandemic
The continuing COVID-19 global pandemic has caused significant disruption to the economy and financial markets globally, and the full extent of the potential impacts of COVID-19 are not yet known. Circumstances caused by the COVID-19 pandemic are complex, uncertain and rapidly evolving. Our results of operations, financial condition, and liquidity and capital resources may have been adversely impacted by the COVID-19 pandemic, and the future impact of the pandemic on our financial condition or results of operations is difficult to predict.
As described herein, the Company is not currently engaged in active reinsurance underwriting and is running off the remaining unearned exposures it has reinsured. Maiden Global Holdings, Ltd.’s business development teams partner with automobile manufacturers, dealer associations and local primary insurers to design and implement point of sale insurance programs which generate revenue for the auto manufacturer and insurance premiums for the primary insurer ("IIS unit"). The Company's IIS unit does write limited primary insurance coverages that could be exposed to COVID-19 claims.  While we assess our exposure to COVID-19 insurance and reinsurance claims on our existing insurance exposures and remaining reinsurance exposures as limited and immaterial, given the uncertainty surrounding the COVID-19 pandemic and its impact on the insurance industry, our preliminary estimates of losses and loss adjustment expenses and estimates of reinsurance recoverable arising from the COVID-19 pandemic may materially change. Maiden Reinsurance has not received any COVID-19 claims to date but our companies within our IIS unit have received a limited number of claims related to those coverages which it deems as immaterial. Unanticipated issues relating to claims and coverage may emerge, which could adversely affect our business by increasing the scope of coverage beyond our intent and/or increasing the frequency and severity of claims.
The Company's investment portfolio may be adversely impacted by unfavorable market conditions caused by the COVID-19 pandemic, and the Company and its reinsurance subsidiaries may need additional capital to maintain compliance with regulatory capital requirements and/or be required to post additional collateral under existing reinsurance arrangements, which could reduce our liquidity. In addition, the Company may experience continued volatility in its results of operations which could negatively impact its financial condition and create a reduction in the amount of available distribution or dividend capacity from its regulated reinsurance subsidiaries, which would also reduce liquidity.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies
There have been no material changes to the significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 except for the following:
Recently Adopted Accounting Standards Updates
Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-13 ("ASU 2018-13") for changes to the disclosure framework related to Topic 820 which amends the disclosure requirements for fair value measurement. The following disclosure requirements were removed from Topic 820: (i) amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) policy for timing of transfers between levels, and (iii) valuation processes for Level 3 fair value measurements. The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added to Topic 820: (i) changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.
The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. These amendments only impact disclosures made in "Note 5. Fair Value Measurements" therefore, the adoption of this standard on January 1, 2020 did not impact the Company’s consolidated balance sheets, results of operations or cash flows.
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

For the Three Months Ended June 30, 2020	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$9,687	$(4,705)	$4,982
Net premiums written	$8,553	$(4,463)	$4,090
Net premiums earned	$11,527	$9,781	$21,308
Other insurance revenue	250	—	250
Net loss and loss adjustment expenses ("loss and LAE")	(6,038)	(4,970)	(11,008)
Commission and other acquisition expenses	(4,374)	(3,780)	(8,154)
General and administrative expenses	(1,746)	(667)	(2,413)
Underwriting (loss) income	$(381)	$364	(17)
Reconciliation to net income from continuing operations
Net investment income and realized gains on investment			23,184
Interest and amortization expenses			(4,830)
Foreign exchange and other losses, net			(2,295)
Other general and administrative expenses			(6,848)
Income tax benefit			18
Net income from continuing operations			$9,212

Net loss and LAE ratio(1)	51.3%	50.8%	51.0%
Commission and other acquisition expense ratio(2)	37.1%	38.6%	37.8%
General and administrative expense ratio(3)	14.8%	6.9%	43.0%
Expense ratio(4)	51.9%	45.5%	80.8%
Combined ratio(5)	103.2%	96.3%	131.8%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Three Months Ended June 30, 2019	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$11,244	$(9,127)	$—	$2,117
Net premiums written	$8,718	$(9,127)	$—	$(409)
Net premiums earned	$22,472	$111,514	$—	$133,986
Other insurance revenue	754	—	—	754
Net loss and LAE	(12,497)	(109,088)	24	(121,561)
Commission and other acquisition expenses	(8,147)	(41,509)	—	(49,656)
General and administrative expenses	(2,092)	(562)	—	(2,654)
Underwriting income (loss)	$490	$(39,645)	$24	(39,131)
Reconciliation to net income from continuing operations
Net investment income and realized gains on investment				55,208
Interest and amortization expenses				(4,830)
Foreign exchange and other gains				1,207
Other general and administrative expenses				(9,504)
Income tax benefit				1,026
Net income from continuing operations				$3,976

Net loss and LAE ratio(1)	53.8%	97.8%		90.2%
Commission and other acquisition expense ratio(2)	35.1%	37.2%		36.9%
General and administrative expense ratio(3)	9.0%	0.5%		9.0%
Expense ratio(4)	44.1%	37.7%		45.9%
Combined ratio(5)	97.9%	135.5%		136.1%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Six Months Ended June 30, 2020	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$21,421	$(4,705)	$16,716
Net premiums written	$18,925	$(4,463)	$14,462
Net premiums earned	$24,058	$28,465	$52,523
Other insurance revenue	658	—	658
Net loss and LAE	(13,079)	(19,015)	(32,094)
Commission and other acquisition expenses	(9,353)	(10,774)	(20,127)
General and administrative expenses	(3,359)	(1,311)	(4,670)
Underwriting loss	$(1,075)	$(2,635)	(3,710)
Reconciliation to net income from continuing operations
Net investment income and realized gains on investment			52,186
Total other-than-temporary impairment losses			(1,506)
Interest and amortization expenses			(9,661)
Foreign exchange and other gains			5,902
Other general and administrative expenses			(13,141)
Income tax benefit			3
Net income from continuing operations			$30,073

Net loss and LAE ratio(1)	52.9%	66.8%	60.4%
Commission and other acquisition expense ratio(2)	37.8%	37.8%	37.8%
General and administrative expense ratio(3)	13.6%	4.7%	33.5%
Expense ratio(4)	51.4%	42.5%	71.3%
Combined ratio(5)	104.3%	109.3%	131.7%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Six Months Ended June 30, 2019	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$26,582	$(585,604)	$—	$(559,022)
Net premiums written	$23,665	$(585,604)	$—	$(561,939)
Net premiums earned	$47,764	$269,324	$—	$317,088
Other insurance revenue	1,566	—	—	1,566
Net loss and LAE	(26,888)	(247,158)	(204)	(274,250)
Commission and other acquisition expenses	(17,408)	(101,865)	—	(119,273)
General and administrative expenses	(5,123)	(1,828)	—	(6,951)
Underwriting loss	$(89)	$(81,527)	$(204)	(81,820)
Reconciliation to net loss from continuing operations
Net investment income and realized gains on investment				76,129
Interest and amortization expenses				(9,659)
Foreign exchange and other gains				6,186
Other general and administrative expenses				(21,826)
Income tax benefit				1,064
Net loss from continuing operations				$(29,926)

Net loss and LAE ratio(1)	54.5%	91.8%		86.1%
Commission and other acquisition expense ratio(2)	35.3%	37.8%		37.4%
General and administrative expense ratio(3)	10.4%	0.7%		9.0%
Expense ratio(4)	45.7%	38.5%		46.4%
Combined ratio(5)	100.2%	130.3%		132.5%

(1)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(2)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by adding together the commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Calculated by adding together net loss and LAE ratio and the expense ratio.

The following tables summarize the financial position of the Company's reportable segments including the reconciliation to the Company's consolidated total assets at June 30, 2020 and December 31, 2019:

June 30, 2020	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$157,302	$2,570,738	$2,728,040
Corporate assets	—	—	485,396
Total Assets	$157,302	$2,570,738	$3,213,436

December 31, 2019	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$167,845	$2,843,802	$3,011,647
Corporate assets	—	—	556,549
Total Assets	$167,845	$2,843,802	$3,568,196

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)
The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the three and six months ended June 30, 2020 and 2019:

For the Three Months Ended June 30,	2020	2019
Net premiums written	Total	Total
Diversified Reinsurance
International	$8,498	$8,736
Other	55	(18)
Total Diversified Reinsurance	8,553	8,718
AmTrust Reinsurance
Small Commercial Business	(6,394)	5,515
Specialty Program	477	(16,031)
Specialty Risk and Extended Warranty	1,454	1,389
Total AmTrust Reinsurance	(4,463)	(9,127)
Total Net Premiums Written	$4,090	$(409)

For the Six Months Ended June 30,	2020	2019
Net premiums written	Total	Total
Diversified Reinsurance
International	$18,870	$23,683
Other	55	(18)
Total Diversified Reinsurance	18,925	23,665
AmTrust Reinsurance
Small Commercial Business	(6,394)	(337,166)
Specialty Program	477	(28,639)
Specialty Risk and Extended Warranty	1,454	(219,799)
Total AmTrust Reinsurance	(4,463)	(585,604)
Total Net Premiums Written	$14,462	$(561,939)
The following tables set forth financial information relating to net premiums earned by major line of business and reportable segment for the three and six months ended June 30, 2020 and 2019:

For the Three Months Ended June 30,	2020		2019
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$11,472	53.8%	$22,490	16.8%
Other	55	0.3%	(18)	—%
Total Diversified Reinsurance	11,527	54.1%	22,472	16.8%
AmTrust Reinsurance
Small Commercial Business	(7,112)	(33.4)%	23,283	17.4%
Specialty Program	426	2.0%	30,326	22.6%
Specialty Risk and Extended Warranty	16,467	77.3%	57,905	43.2%
Total AmTrust Reinsurance	9,781	45.9%	111,514	83.2%
Total Net Premiums Earned	$21,308	100.0%	$133,986	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Six Months Ended June 30,	2020		2019
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$24,003	45.7%	$47,782	15.1%
Other	55	0.1%	(18)	—%
Total Diversified Reinsurance	24,058	45.8%	47,764	15.1%
AmTrust Reinsurance
Small Commercial Business	(6,173)	(11.8)%	62,738	19.8%
Specialty Program	501	1.0%	106,547	33.6%
Specialty Risk and Extended Warranty	34,137	65.0%	100,039	31.5%
Total AmTrust Reinsurance	28,465	54.2%	269,324	84.9%
Total Net Premiums Earned	$52,523	100.0%	$317,088	100.0%

4. Investments

a)	Fixed Maturities
The original or amortized cost, estimated fair value and gross unrealized gains and losses of fixed maturities at June 30, 2020 and December 31, 2019 are as follows:

June 30, 2020	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$210,512	$673	$(2)	$211,183
U.S. agency bonds – mortgage-backed	421,150	14,608	(375)	435,383
Non-U.S. government and supranational bonds	7,284	327	(46)	7,565
Asset-backed securities	186,908	935	(3,833)	184,010
Corporate bonds	596,444	22,360	(17,382)	601,422
Total fixed maturity investments	$1,422,298	$38,903	$(21,638)	$1,439,563

December 31, 2019	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$94,921	$704	$—	$95,625
U.S. agency bonds – mortgage-backed	533,296	6,717	(1,291)	538,722
Non-U.S. government and supranational bonds	11,796	294	(91)	11,999
Asset-backed securities	187,881	821	(532)	188,170
Corporate bonds	981,441	31,140	(15,725)	996,856
Municipal bonds	4,091	55	—	4,146
Total fixed maturity investments	$1,813,426	$39,731	$(17,639)	$1,835,518

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

June 30, 2020	Amortized cost	Fair value
Due in one year or less	$238,418	$237,728
Due after one year through five years	476,319	479,611
Due after five years through ten years	99,503	102,831
	814,240	820,170
U.S. agency bonds – mortgage-backed	421,150	435,383
Asset-backed securities	186,908	184,010
Total fixed maturity investments	$1,422,298	$1,439,563

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2020	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bonds	$60,586	$(2)	$—	$—	$60,586	$(2)
U.S. agency bonds – mortgage-backed	39,380	(280)	14,104	(95)	53,484	(375)
Non-U.S. government and supranational bonds	116	(6)	578	(40)	694	(46)
Asset-backed securities	102,486	(2,398)	52,170	(1,435)	154,656	(3,833)
Corporate bonds	51,660	(5,094)	114,729	(12,288)	166,389	(17,382)
Total temporarily impaired fixed maturities	$254,228	$(7,780)	$181,581	$(13,858)	$435,809	$(21,638)

At June 30, 2020, there were 134 securities in an unrealized loss position with a fair value of $435,809 and unrealized losses of $21,638. Of these securities, there were 65 securities that have been in an unrealized loss position for twelve months or greater with a fair value of $181,581 and unrealized losses of $13,858.

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
Other-than-temporarily impaired
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At June 30, 2020, we determined that unrealized losses on fixed maturities were primarily due to changes in interest rates as well as the impact of foreign exchange rate changes on certain foreign currency denominated fixed maturities since their date of purchase. All fixed maturity securities continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed maturity securities that the Company does not plan to sell and for which the Company is not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings.
Based on our analysis, our fixed maturity portfolio is of high credit quality and we believe the amortized cost basis of the securities will ultimately be recovered. The Company continually monitors the credit quality of the fixed maturity investments to assess if it is probable that it will receive contractual or estimated cash flows in the form of principal and interest. For the six months ended June 30, 2020, $1,506 of OTTI charges were recognized in earnings on two fixed maturity securities. There were no OTTI losses recognized in the three months ended June 30, 2020 and in the three and six months ended June 30, 2019.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)
The following tables summarize the credit ratings of our fixed maturities as at June 30, 2020 and December 31, 2019:

June 30, 2020	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$210,512	$211,183	14.7%
U.S. agency bonds	421,150	435,383	30.2%
AAA	97,579	96,314	6.7%
AA+, AA, AA-	111,053	110,763	7.7%
A+, A, A-	233,775	236,501	16.4%
BBB+, BBB, BBB-	311,877	315,567	21.9%
BB+ or lower	36,352	33,852	2.4%
Total fixed maturities (1)	$1,422,298	$1,439,563	100.0%

December 31, 2019	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$94,921	$95,625	5.2%
U.S. agency bonds	533,296	538,722	29.4%
AAA	99,212	99,542	5.4%
AA+, AA, AA-	101,491	101,467	5.5%
A+, A, A-	540,002	549,479	29.9%
BBB+, BBB, BBB-	438,731	445,202	24.3%
BB+ or lower	5,773	5,481	0.3%
Total fixed maturities(1)	$1,813,426	$1,835,518	100.0%

(1)	Ratings above are based on Standard & Poor’s ("S&P"), or equivalent, ratings.

b)	Other Investments
The table below shows the fair value of the Company's other investments as at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investment in limited partnerships	$2,908	50.9%	$3,077	63.1%
Other	2,800	49.1%	1,800	36.9%
Total other investments	$5,708	100.0%	$4,877	100.0%

The Company also holds other investments made by special purpose vehicles ("SPV") related to lending activities of $30,346 at June 30, 2020 (December 31, 2019 - $26,871). These investments are carried at cost less impairment, if any, with any indication of impairment recognized in income when determined. Because these investments are carried at cost, they are not included in the table above. Please see "Note 5 - Fair Value Measurements" for additional information.
The Company has remaining unfunded commitments on its investment in limited partnerships of $333 at June 30, 2020 (December 31, 2019 - $340). The Company also has a remaining unfunded commitment on its investment in special purpose vehicles focused on lending activities of $215 at June 30, 2020 (December 31, 2019 - $767).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

c)	Net Investment Income
Net investment income was derived from the following sources:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Fixed maturities	$9,635	$23,522	$22,286	$49,742
Funds withheld interest	4,009	5,169	7,862	9,706
Loan to related party	860	1,842	2,225	3,664
Cash and cash equivalents and other	159	1,316	655	1,591
	14,663	31,849	33,028	64,703
Investment expenses	(354)	(727)	(755)	(1,559)
Net investment income	$14,309	$31,122	$32,273	$63,144

d)	Realized Gains (Losses) on Investment
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized gains (losses) on investment included in the Condensed Consolidated Statements of Income:

For the Three Months Ended June 30, 2020	Gross gains	Gross losses	Net
Fixed maturities	$9,059	$—	$9,059
Other investments	—	(184)	(184)
Net realized gains (losses) on investment	$9,059	$(184)	$8,875

For the Three Months Ended June 30, 2019	Gross gains	Gross losses	Net
Fixed maturities	$25,436	$(1,501)	$23,935
Other investments	151	—	151
Net realized gains (losses) on investment	$25,587	$(1,501)	$24,086

For the Six Months Ended June 30, 2020	Gross gains	Gross losses	Net
AFS fixed maturities	$19,991	$(1)	$19,990
Other investments	107	(184)	(77)
Net realized gains (losses) on investment	$20,098	$(185)	$19,913

For the Six Months Ended June 30, 2019	Gross gains	Gross losses	Net
AFS fixed maturities	$27,860	$(14,881)	$12,979
Other investments	151	(145)	6
Net realized gains (losses) on investment	$28,011	$(15,026)	$12,985

Proceeds from sales of fixed maturities were $181,030 and $405,501 for the three and six months ended June 30, 2020, respectively (2019 - $625,254 and $709,615, respectively).
Net unrealized gains on investments were as follows at June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020	December 31, 2019
Fixed maturities	$17,266	$22,092
Deferred income tax	(82)	(96)
Net unrealized gains, net of deferred income tax	$17,184	$21,996
Change, net of deferred income tax	$(4,812)	$81,758

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

e)	Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of these restricted assets were as follows at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Restricted cash – third party agreements	$22,652	$21,447
Restricted cash – related party agreements	58,218	37,634
Total restricted cash	80,870	59,081
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2020 – $59,951; 2019 – $65,539)	60,082	65,678
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2020 – $1,050,781; 2019 – $1,366,873)	1,066,310	1,382,994
Restricted investments – liability for investments purchased for related party agreements(1)	(31,997)	—
Total restricted investments	1,094,395	1,448,672
Total restricted cash and investments	$1,175,265	$1,507,753

(1) $31,997 of the restricted cash held for related party agreements as of June 30, 2020 was used to settle the liability for investments purchased of $44,996 as of June 30, 2020 subsequent to the quarter end.

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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at June 30, 2020 and December 31, 2019.
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
The investments made by SPVs focused on lending activities are carried at cost less impairment, if any, with any indication of impairment recognized in income when determined. As these investments are carried at cost, they are not included in the fair value hierarchy below.
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
Senior notes — The carrying value for these financial instruments represents the principal value of the notes less any unamortized issuance costs. As these notes are presented at carrying value, they are not included in the fair value hierarchy below.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)
At June 30, 2020 and December 31, 2019, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$211,183	$—	$—	$—	$211,183
U.S. agency bonds – mortgage-backed	—	435,383	—	—	435,383
Non-U.S. government and supranational bonds	—	7,565	—	—	7,565
Asset-backed securities	—	184,010	—	—	184,010
Corporate bonds	—	601,422	—	—	601,422
Other investments	—	—	2,800	2,908	5,708
Total	$211,183	$1,228,380	$2,800	$2,908	$1,445,271
As a percentage of total assets	6.6%	38.2%	0.1%	0.1%	45.0%

December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$95,625	$—	$—	$—	$95,625
U.S. agency bonds – mortgage-backed	—	538,722	—	—	538,722
Non-U.S. government and supranational bonds	—	11,999	—	—	11,999
Asset-backed securities	—	188,170	—	—	188,170
Corporate bonds	—	996,856	—	—	996,856
Municipal bonds	—	4,146	—	—	4,146
Other investments	—	—	1,800	3,077	4,877
Total	$95,625	$1,739,893	$1,800	$3,077	$1,840,395
As a percentage of total assets	2.7%	48.8%	0.1%	0.1%	51.7%

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
The Pricing Service was utilized to estimate fair value measurements for 99.6% and 99.7% of our fixed maturities at June 30, 2020 and December 31, 2019, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Because fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At June 30, 2020 and December 31, 2019, 0.4% and 0.3%, respectively, of the Level 2 fixed maturities are valued using the market approach. At June 30, 2020 and December 31, 2019, one security or $5,491 and $5,481, respectively, of Level 2 fixed maturities, was priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At June 30, 2020 and December 31, 2019, the Company has not adjusted any pricing provided to it based on the review performed by its investment managers.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)
(c) Level 3 Financial Instruments
At June 30, 2020, the Company has other investments of $2,800 (December 31, 2019 - $1,800) which includes investments in start-up insurance entities. Due to significant unobservable inputs in these valuations, the Company classifies the fair value estimate of these other investments as Level 3 within the fair value hierarchy.
(d) Financial Instruments not measured at Fair Value
The following table presents the respective carrying value and fair value for the financial instruments not measured at fair value on the Condensed Consolidated Balance Sheets as at June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Other investments in SPV related to lending activities	$30,346	$42,382	$26,871	$42,156

Financial Liabilities
Senior Notes - MHLA – 6.625%	$110,000	$84,700	$110,000	$86,460
Senior Notes - MHNC – 7.75%	152,500	134,810	152,500	137,067
Total financial liabilities	$262,500	$219,510	$262,500	$223,527

The fair value of other investments in SPV related to lending activities was determined using internally developed discounted cash flow models and therefore are included in the Level 3 fair value hierarchy.
The fair values of the Senior Notes are based on indicative market pricing obtained from a third-party service provider and therefore are included in the Level 2 fair value hierarchy.

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
As described in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, Cavello Bay Reinsurance Limited ("Cavello"), Enstar’s Bermuda reinsurance affiliate, and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were retroceded to Cavello on December 27, 2018. As at December 31, 2018, the assets and liabilities related to this business including the retrocession agreement were classified as held for sale, however, a decision was made to reclassify them as it is now considered unlikely that these reserves will be novated in the foreseeable future; therefore, there are no remaining assets and liabilities classified as held for sale as at June 30, 2020 and December 31, 2019.
The following table summarizes the major classes of items constituting the net loss from discontinued operations for the three and six months ended June 30, 2019 presented in the unaudited Condensed Consolidated Statements of Income:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2019	2019
Net loss and loss adjustment expenses	$6,363	$6,363
General and administrative expenses	(1,506)	(1,843)
Income from discontinued operations before income tax	4,857	4,520
Loss on disposal of discontinued operations	(23,077)	(25,474)
Income tax expense	(1,169)	(1,169)
Loss from discontinued operations, net of income tax	$(19,389)	$(22,123)

As a result of the Settlement and Commutation Agreement entered into by Maiden and Enstar on July 31, 2019, Maiden recorded an additional loss from discontinued operations of $16,715 for the three and six months ended June 30, 2019.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Long-Term Debt
Senior Notes
At June 30, 2020 and December 31, 2019, both Maiden Holdings and its wholly owned subsidiary, Maiden NA, have outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") and 2013 ("2013 Senior Notes"), respectively (collectively "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following tables detail the issuances of Senior Notes outstanding at June 30, 2020 and December 31, 2019:

June 30, 2020	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,541	3,943	7,484
Carrying value	$106,459	$148,557	$255,016

December 31, 2019	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,565	4,027	7,592
Carrying value	$106,435	$148,473	$254,908

Other details:
Original debt issuance costs	$3,715	$5,054
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%

The interest expense incurred on the Senior Notes for the three and six months ended June 30, 2020 was $4,776 and $9,553, respectively (2019 - $4,777 and $9,553, respectively), of which $1,342 was accrued at both June 30, 2020 and December 31, 2019, respectively. The issuance costs related to the Senior Notes were capitalized and are being amortized over the effective life of the Senior Notes. The amortization expense for the three and six months ended June 30, 2020 was $54 and $108, respectively (2019 - $53 and $106, respectively).
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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the six months ended June 30, 2020 and 2019 was as follows:

For the Six Months Ended June 30,	2020	2019
Premiums written
Direct	$10,218	$9,443
Assumed	6,498	(568,465)
Ceded	(2,254)	(2,917)
Net	$14,462	$(561,939)
Premiums earned
Direct	$9,719	$8,170
Assumed	44,631	310,749
Ceded	(1,827)	(1,831)
Net	$52,523	$317,088
Loss and LAE
Gross loss and LAE	$32,452	$274,543
Loss and LAE ceded	(358)	(293)
Net	$32,094	$274,250

The Company's reinsurance recoverable on unpaid losses balance as at June 30, 2020 was $617,496 (December 31, 2019 - $623,422) presented in the Condensed Consolidated Balance Sheets. At June 30, 2020 and December 31, 2019, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.
As discussed in "Note 1. Organization", on December 27, 2018, Cavello and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were retroceded to Cavello in exchange for a ceding commission. The balance of reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $58,182 at June 30, 2020 (December 31, 2019 - $62,699).
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
The LPT/ADC Agreement provides Maiden Reinsurance with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445,000 are recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. The amount of the deferral is recalculated each period based on loss payments and updated estimates. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. As of June 30, 2020, the reinsurance recoverable on unpaid losses under the retroactive reinsurance agreement were $556,540 while the deferred gain liability was $111,540 (December 31, 2019 - $557,950 and $112,950, respectively). Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
Cavello has provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement and Cavello is subject to additional collateral funding requirements as explained in "Note 10. Related Party Transactions". Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar, has credit ratings of BBB from both Standard &Poor's and Fitch Ratings at June 30, 2020.

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

	June 30, 2020	December 31, 2019
Reserve for reported loss and LAE	$1,114,598	$1,271,358
Reserve for losses incurred but not reported ("IBNR")	956,624	1,168,549
Reserve for loss and LAE	$2,071,222	$2,439,907

The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Six Months Ended June 30,	2020	2019
Gross loss and LAE reserves, January 1	$2,439,907	$3,126,134
Less: reinsurance recoverable on unpaid losses, January 1	623,422	71,901
Net loss and LAE reserves, January 1	1,816,485	3,054,233
Net incurred losses related to:
Current year	32,687	240,978
Prior years	(593)	33,272
	32,094	274,250
Net paid losses related to:
Current year	(1,832)	(3,186)
Prior years	(387,023)	(272,136)
	(388,855)	(275,322)
Effect of foreign exchange rate movements	(5,998)	(3,880)
Net loss and LAE reserves, June 30	1,453,726	3,049,281
Reinsurance recoverable on unpaid losses, June 30	617,496	67,304
Gross loss and LAE reserves, June 30	$2,071,222	$3,116,585

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves in previous calendar years. The favorable or unfavorable development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. During the three and six months ended June 30, 2020, the Company recognized net favorable prior year loss development of $60 and $593, respectively (2019 - adverse $26,014 and $33,272, respectively).
In the Diversified Reinsurance segment, net prior year loss development was adverse $362 and favorable $171 for the three and six months ended June 30, 2020, respectively (2019 - favorable $1,052 and $2,148, respectively). Prior year loss development for the six months ended June 30, 2020 was primarily due to favorable reserve development in German Auto Programs partly offset by adverse development in specific German Auto Programs for the three months ended June 30, 2020. The favorable loss development for the same respective periods in 2019 was largely due to favorable development in German Auto Programs and facultative reinsurance run-off lines.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
In the AmTrust Reinsurance segment, the net favorable prior year loss development was $422 for the three and six months ended June 30, 2020, respectively (2019 - adverse $27,090 and $35,216, respectively). The net favorable prior year loss development for the three and six months ended June 30, 2020 was primarily due to favorable development in Workers Compensation partly offset by adverse development within Commercial General Liability programs. The net adverse development in the three and six months ended June 30, 2019 was primarily driven by Commercial Auto Liability in accident years 2015 to 2018, partly offset by favorable development in Workers Compensation.
The Other category had net favorable prior year loss development of $24 and net adverse prior year loss development of $204 for the three and six months ended June 30, 2019 due to increased reserves in the run-off of the NGHC Quota Share. This contract was commuted in November 2019.
10. Related Party Transactions
The Founding Shareholders of the Company were Michael Karfunkel, George Karfunkel and Barry Zyskind. Based on each individual's most recent public filing, Leah Karfunkel (wife of the late Michael Karfunkel) owns or controls approximately 7.9% of the outstanding shares of the Company and Barry Zyskind (the Company's non-executive chairman) owns or controls approximately 7.4% of the outstanding shares of the Company. George Karfunkel owns or controls less than 5.0% of the outstanding shares of the Company. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the chief executive officer and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 53.4% of the ownership interests of Evergreen Parent LP, the ultimate parent of AmTrust.
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
Effective July 1, 2013, for the Specialty Program portion of Covered Business only, AII was responsible for ultimate net loss otherwise recoverable from Maiden Reinsurance to the extent that the loss ratio to Maiden Reinsurance, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% ("Loss Corridor"). Above and below the Loss Corridor, Maiden Reinsurance continued to reinsure losses at its proportional 40% share of the AmTrust Quota Share. Effective July 31, 2019, the Loss Corridor was amended such that the maximum amount covered is $40,500, the amount calculated by Maiden Reinsurance for the Loss Corridor coverage as of June 30, 2019. Any development above this maximum amount will be subject to the coverage of the LPT/ADC Agreement. Please refer to Note 1. "Basis of Presentation" for additional information.
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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Condensed Consolidated Income Statements for the three and six months ended June 30, 2020 and 2019, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Gross and net premiums written	$(4,705)	$(9,127)	$(4,705)	$(585,604)
Net premiums earned	9,540	111,833	28,224	269,963
Net loss and LAE	(4,970)	(109,091)	(19,015)	(247,035)
Commission expenses	(3,780)	(41,509)	(10,774)	(101,865)

Collateral provided to AmTrust
a) AmTrust Quota Share
To provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of AmTrust's insurance subsidiaries, established trust accounts ("Trust Accounts") for their benefit. Maiden Reinsurance has agreed to provide appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Reinsurance to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Reinsurance for deposit into the Trust Accounts, or (c) a letter of credit obtained by Maiden Reinsurance and delivered to an AmTrust subsidiary on AII's behalf. Maiden Reinsurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Reinsurance's proportionate share of its obligations under the AmTrust Quota Share. Maiden Reinsurance satisfied its collateral requirements under the AmTrust Quota Share with AII as follows:

•
by lending funds in the amount of $167,975 at June 30, 2020 and December 31, 2019 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. Please see "Note 4. (c) Investments" for the total amount of interest earned from this loan. The interest income on the loan was $860 and $2,225 for the three and six months ended June 30, 2020, respectively (2019 - $1,842 and $3,664, respectively) and the effective yield was 2.0% and 2.6% for the same respective periods (2019 - 4.4% and 4.4%). On January 30, 2019, in connection with the termination of the reinsurance agreements described above, the Company and AmTrust entered into an amendment to the Loan Agreement between Maiden Reinsurance, AmTrust and AII, originally entered into on November 16, 2007, extending the maturity date to January 1, 2025 and acknowledges that due to the termination of the AmTrust Quota Share, no further loans or advances may be made pursuant to the Loan Agreement;

•
effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral at June 30, 2020 was $861,978 (December 31, 2019 - $1,155,955) and the accrued interest was $3,273 (December 31, 2019 - $7,366). Please refer to "Note 4. (e) Investments" for additional information;

•
on January 11, 2019, a portion of the existing trust accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred cash and investments of $575,000 to AmTrust as a funds withheld receivable which initially had an annual interest rate of 3.5%, subject to annual adjustment. The annual interest rate was adjusted to 2.65% for the three and six months ended June 30, 2020. At June 30, 2020, the balance of funds withheld was $575,000 (December 31, 2019 - $575,000) and the accrued interest was $3,803 (December 31, 2019 - $5,073). The interest income on the funds withheld receivable was $3,806 and $7,606 for the three and six months ended June 30, 2020, respectively (2019 - $5,017 and $9,443, respectively).

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
Pursuant to the terms of Post Termination Endorsement No. 2 to the AmTrust Quota Share, Maiden Reinsurance strengthened the collateral protection provided by Maiden Reinsurance to AII by increasing the required funding percentage for Maiden Reinsurance under the collateral arrangements between the parties to 110% of its obligations, subject to a minimum excess funding requirement of $54,000, as may be mutually amended by the parties from time to time. Post Termination Endorsement No. 2 also sets forth conditions by which the funding percentage will be reduced and the sequence of how collateral will be utilized as obligations as defined under the AmTrust Quota Share are satisfied.
Pursuant to the terms of Post Termination Endorsement No. 1 to the European Hospital Liability Quota Share, Maiden Reinsurance strengthened the collateral protection provided by Maiden Reinsurance to AEL and AIU DAC by increasing the required funding percentage for Maiden Reinsurance under the collateral arrangements between the parties to the greater of 120% of the Exposure (as defined therein) and the amount of security required to offset the increase in the Solvency Capital Requirement (“SCR”) that results from the changes in the SCR which arise out of Maiden Reinsurance's re-domestication as compared to the SCR calculation if Maiden Reinsurance had remained domesticated in a Solvency II equivalent jurisdiction with a solvency ratio above 100% and provided collateral equivalent to 100% of the Exposure.
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of the collateral held in reinsurance trust accounts at June 30, 2020 was $219,170 (December 31, 2019 - $253,631) and the accrued interest was $1,764 (December 31, 2019 - $1,821). For AIU DAC, the Company utilizes funds withheld to satisfy its collateral requirements. At June 30, 2020, the amount of funds withheld was $93,188 (December 31, 2019 - $57,305) and the accrued interest was $200 (December 31, 2019 - $269). AIU DAC pays Maiden Reinsurance a fixed annual interest rate of 0.5%, on the average daily funds withheld balance which is subject to annual adjustment.The interest income on the funds withheld receivable was $127 and $198 for the three and six months ended June 30, 2020, respectively (2019 - $72 and $125, respectively).
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
Maiden Reinsurance recorded $119 and $353 of reinsurance brokerage expense for the three and six months ended June 30, 2020, respectively (2019 - $1,398 and $3,375, respectively) and deferred reinsurance brokerage of $1,961 at June 30, 2020 (December 31, 2019 - $2,372) as a result of this agreement.
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $350 and $750 of investment management fees for the three and six months ended June 30, 2020, respectively (2019 - $678 and $1,453, respectively) under this agreement.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)
Insurance Management Services Agreement
Effective August 31, 2019, the Company entered into an agreement with Risk Services - Vermont, Inc. ("Risk Services"), an affiliate of AmTrust. Pursuant to the agreement, Risk Services agreed to provide insurance management services to the Company including regulatory compliance services in connection with the re-domestication, licensing and operation of Maiden Reinsurance in the State of Vermont. The initial term of the agreement is three years and will automatically renew for an additional three years until either party gives written notice of its intention to terminate this agreement at least three months prior to the commencement of the next applicable period. The fee for this agreement was an initial $100 retainer for re-domestication services and $100 annually and reimbursement for reasonable out-of-pocket expenses incurred by Risk Services pursuant to the terms of the agreement. The Company recorded $25 and $50 of fees for the three and six months ended June 30, 2020, respectively.
683 Capital Partners, LP (“683 Partners”)
683 Partners and its affiliates currently own or control approximately 9.2% of the outstanding common shares of the Company and is thus deemed a related party at June 30, 2020. 683 Partners and its affiliates also reported that they own Preference Shares of the Company and Senior Notes issued by both Maiden Holdings and Maiden NA.
Limited Partnership Agreement with 683 Capital Management, LLC ("683 Capital")
In July 2020, the Company and 683 Capital entered into a limited partnership agreement (“683 LP Agreement”) whereby 683 Capital will separately manage certain funds of Maiden Reinsurance at its discretion, subject to guidelines established by the parties. Under the 683 LP Agreement, Maiden Reinsurance will pay 683 Capital a management fee and subject to certain metrics agreed to by the parties, an incentive fee upon attainment of those metrics. Maiden Reinsurance may periodically and in its discretion increase the amount invested under the 683 LP Agreement, and subject to certain conditions, reduce the amount invested under the 683 LP Agreement.
11. Commitments and Contingencies
There are no material changes from the commitments, contingencies and concentrations previously disclosed in the Company’s Form 10-K for the year ended December 31, 2019.

a)	Concentrations of Credit Risk
At June 30, 2020 and December 31, 2019, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance balances receivable, reinsurance recoverable on unpaid losses and funds withheld receivable. Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. Letters of credit are provided by its reinsurers for material amounts recoverable as discussed further in "Note 8 — Reinsurance".
The Company manages concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party and funds withheld receivable, within which the largest balance is due from AmTrust. AmTrust has a financial strength/credit rating of A- from A.M. Best at June 30, 2020. To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at June 30, 2020 will be fully collectible.

b)	Operating Lease Commitments
The Company leases office spaces, housing, office equipment and company vehicles under various operating leases expiring in various years through 2022. The Company did not enter into any new lease arrangements during the three and six months ended June 30, 2020. The Company's leases are all currently classified as operating leases and none of them have non-lease components. For operating leases that have a lease term of more than twelve months, the Company recognized a lease liability and a right-of-use asset in the Company's Condensed Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 10%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. The exercise of lease renewal options is at the sole discretion of the Company and none of our current lease renewal options are deemed to be reasonably certain to be exercised. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's weighted-average remaining lease term is 2.3 years.
At June 30, 2020, the Company's future lease obligations of $1,775 (December 31, 2019 - $2,342) was calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate. This amount has been recognized on the Condensed Consolidated Balance Sheets as a lease liability of $1,775 within accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets. Under Topic 842, Leases, the Company continues to recognize the related leasing expense on a straight-line basis over the lease term in the Condensed Consolidated Statements of Income.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

11. Commitments and Contingencies (continued)
The Company's total lease expense for the three and six months ended June 30, 2020 was $449 and $859, respectively (2019 - $389 and $810, respectively) which was recognized within net income consistent with the accounting treatment in prior periods under Topic 840. The operating cash outflows from operating leases included in the measurement of the lease liability during the three and six months ended June 30, 2020 was $340 and $680, respectively (2019 - $340 and $681, respectively).
The scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

June 30, 2020
2020	$500
2021	741
2022	741
Discount for present value	(207)
Total discounted operating lease liabilities	$1,775

c)	Legal Proceedings
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) from continuing operations	$9,212	$3,976	$30,073	$(29,926)
Amount allocated to participating common shareholders(1)	(168)	—	(390)	—
Income (loss) attributable to common shareholders, before discontinued operations	9,044	3,976	29,683	(29,926)
Loss from discontinued operations, net of income tax	—	(19,389)	—	(22,123)
Net income (loss) allocated to common shareholders	$9,044	$(15,413)	$29,683	$(52,049)
Denominator:
Weighted average number of common shares – basic(2)	84,537,385	83,058,123	83,896,804	83,008,888
Share options and restricted share units	—	17,033	—	—
Adjusted weighted average number of common shares – diluted	84,537,385	83,075,156	83,896,804	83,008,888
Basic and diluted earnings (loss) from continuing operations per share attributable to common shareholders	$0.11	$0.04	$0.35	$(0.36)
Basic and diluted loss from discontinued operations per share attributable to common shareholders	—	(0.23)	—	(0.27)
Basic and diluted earnings (loss) per share attributable to common shareholders:	$0.11	$(0.19)	$0.35	$(0.63)

(1)	This represents the share in net income using the two class method of the holders of non-vested restricted shares issued to the Company's employees under the 2019 Omnibus Incentive Plan.

(2)
Please refer to "Note 13. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, for the terms and conditions of securities that could potentially be dilutive in the future. For the three and six months ended June 30, 2020, there were no potentially dilutive securities.

13. Shareholders' Equity

a)	Common Shares
At June 30, 2020, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 89,732,851 common shares, of which 84,718,837 common shares are outstanding, and 18,600,000 preference shares, all of which are outstanding. The remaining 41,667,149 shares are undesignated at June 30, 2020. For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

b)	Treasury Shares
During the six months ended June 30, 2020, the Company repurchased total shares of 834 (2019 - 23,220) at an average price per share of $1.13 (2019 - $0.78) from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares.
The Company has a remaining authorization of $74,245 for share repurchases at June 30, 2020 (December 31, 2019 - $74,245). No repurchases were made during the three and six months ended June 30, 2020 and 2019 under the share repurchase plan.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

13. Shareholders' Equity (continued)

c)	Accumulated Other Comprehensive Income (Loss)
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended June 30, 2020	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(22,125)	$(4,163)	$(26,288)
Other comprehensive income (loss) before reclassifications	41,677	(3,820)	37,857
Amounts reclassified from AOCI to net income, net of tax	(2,368)	—	(2,368)
Net current period other comprehensive income (loss)	39,309	(3,820)	35,489
Ending balance, Maiden shareholders	$17,184	$(7,983)	$9,201

For the Three Months Ended June 30, 2019	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$1,714	$(1,934)	$(220)
Other comprehensive income (loss) before reclassifications	42,979	(6,192)	36,787
Amounts reclassified from AOCI to net loss, net of tax	(15,415)	—	(15,415)
Net current period other comprehensive income (loss)	27,564	(6,192)	21,372
Ending balance, Maiden shareholders	$29,278	$(8,126)	$21,152

For the Six Months Ended June 30, 2020	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$21,996	$(4,160)	$17,836
Other comprehensive income (loss) before reclassifications	1,589	(3,823)	(2,234)
Amounts reclassified from AOCI to net income, net of tax	(6,401)	—	(6,401)
Net current period other comprehensive loss	(4,812)	(3,823)	(8,635)
Ending balance, Maiden shareholders	$17,184	$(7,983)	$9,201

For the Six Months Ended June 30, 2019	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(59,762)	$(5,932)	$(65,694)
Other comprehensive income (loss) before reclassifications	91,967	(2,194)	89,773
Amounts reclassified from AOCI to net loss, net of tax	(2,927)	—	(2,927)
Net current period other comprehensive income (loss)	89,040	(2,194)	86,846
Ending balance, Maiden shareholders	$29,278	$(8,126)	$21,152

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
Concurrent with its re-domestication to Vermont on March 16, 2020, Maiden Holdings contributed as capital the remaining 65% of its ownership in Maiden Reinsurance to Maiden Holdings North America, Ltd. ("Maiden NA"). Maiden NA now owns 100% of Maiden Reinsurance. Maiden NA also maintains a portfolio of cash and fixed maturity investments, along with other strategic investments of $48.8 million at June 30, 2020. We believe Maiden NA’s investments, including its ownership of Maiden Reinsurance, will create opportunities to utilize net operating loss carry-forwards ("NOLs") which total $213.3 million as of June 30, 2020. These NOLs are not presently recognized as deferred tax assets as a full valuation allowance is currently carried against them. For further details please see Note 16 — Taxation included under Item 8 "Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 18, 2020. Taken together, the Company believes these measures should generate additional income for Maiden NA in a tax-efficient manner while sharing in the improvement in profitability anticipated in Maiden Reinsurance as a result of the measures enacted as part of the Strategic Review.
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
We believe these measures have given the Company the ability to more flexibly allocate capital to those activities most likely to produce the greatest returns for shareholders, and the Company is actively engaged in evaluating opportunities, both individually and in the aggregate that it believes will accomplish that goal.
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
COVID-19 Pandemic
The continuing COVID-19 global pandemic has caused significant disruption to the economy and financial markets globally, and the full extent of the potential impacts of COVID-19 are not yet known. Circumstances caused by the COVID-19 pandemic are complex, uncertain and rapidly evolving. Our results of operations, financial condition, and liquidity and capital resources have been adversely impacted by the COVID-19 pandemic, and the future impact of the pandemic on our financial condition or results of operations is difficult to predict.
As described herein, the Company is not currently engaged in active reinsurance underwriting and is running off the remaining unearned exposures it has reinsured. Maiden Global’s business development teams partner with automobile manufacturers, dealer associations and local primary insurers to design and implement point of sale insurance programs which generate revenue for the auto manufacturer and insurance premiums for the primary insurer ("IIS unit"). Our IIS unit does write limited primary insurance coverages that could be exposed to COVID-19 claims.  While we assess our exposure to COVID-19 insurance and reinsurance claims on our existing insurance exposures and remaining reinsurance exposures as limited and immaterial, given the uncertainty surrounding the COVID-19 pandemic and its impact on the insurance industry, our preliminary estimates of loss and loss adjustment expenses ("loss and LAE") and estimates of reinsurance recoverable arising from the COVID-19 pandemic may materially change. Maiden Reinsurance has not received any COVID-19 claims to date but our companies within our IIS unit have received a limited number of claims related to those coverages which it deems as immaterial. Unanticipated issues relating to claims and coverage may emerge, which could adversely affect our business by increasing the scope of coverage beyond our intent and/or increasing the frequency and severity of claims.
The Company's investment portfolio may be adversely impacted by unfavorable market conditions caused by the COVID-19 pandemic and we and our reinsurance subsidiaries may need additional capital to maintain compliance with regulatory capital requirements and/or be required to post additional collateral under existing reinsurance arrangements, which could reduce our liquidity. In addition, the Company may experience continued volatility in our results of operations which could negatively impact our financial condition and create a reduction in the amount of available distribution or dividend capacity from our regulated reinsurance subsidiaries, which would also reduce liquidity.
Please refer to the Liquidity and Capital Resources section for a further discussion of the impact of the COVID-19 pandemic on our liquidity and investment portfolio.

Three and Six Months Ended June 30, 2020 and 2019 Financial Highlights

For the Three Months Ended June 30,	2020	2019	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net income from continuing operations	$9,212	$3,976	$5,236
Loss from discontinued operations, net of income tax	—	(19,389)	19,389
Net income (loss)	9,212	(15,413)	24,625
Basic and diluted earnings (loss) per common share(9):
Net income (loss) attributable to common shareholders(2)(9)	0.11	(0.19)	0.30
Gross premiums written	4,982	2,117	2,865
Net premiums earned	21,308	133,986	(112,678)
Underwriting loss(3)	(17)	(39,131)	39,114
Net investment income	14,309	31,122	(16,813)
Combined ratio(4)	131.8%	136.1%	(4.3)
Non-GAAP measures:
Non-GAAP operating earnings (loss)(1)	$1,222	$(21,341)	$22,563
Non-GAAP operating earnings (loss) per share - attributable to common shareholders(1)(9)	0.01	(0.26)	0.27
Annualized non-GAAP operating return on average common shareholders' equity(1)	11.5%	(69.9)%	81.4

For the Six Months Ended June 30,	2020	2019	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net income (loss) from continuing operations	$30,073	$(29,926)	$59,999
Loss from discontinued operations, net of income tax	—	(22,123)	22,123
Net income (loss)	30,073	(52,049)	82,122
Basic and diluted earnings (loss) per common share(9):
Net income (loss) attributable to Maiden common shareholders(2)(9)	0.35	(0.63)	0.98
Gross premiums written	16,716	(559,022)	575,738
Net premiums earned	52,523	317,088	(264,565)
Underwriting loss(3)	(3,710)	(81,820)	78,110
Net investment income	32,273	63,144	(30,871)
Combined ratio(4)	131.7%	132.5%	(0.8)
Non-GAAP measures:
Non-GAAP operating earnings (loss)(1)	$4,354	$(48,893)	$53,247
Non-GAAP operating earnings (loss) attributable to Maiden common shareholders(1)(9)	0.05	(0.59)	0.64
Annualized non-GAAP operating return on average common shareholders' equity(1)	16.1%	(91.8)%	107.9

	June 30, 2020	December 31, 2019	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(5)	$1,613,070	$1,974,544	$(361,474)
Total assets	3,213,436	3,568,196	(354,760)
Reserve for loss and LAE	2,071,222	2,439,907	(368,685)
Senior notes - principal amount	262,500	262,500	—
Common shareholders' equity	65,739	42,718	23,021
Shareholders' equity	530,739	507,718	23,021
Total capital resources(6)	793,239	770,218	23,021
Ratio of debt to total capital resources(12)	33.1%	34.1%	(1.0)
Book Value calculations:
Book value per common share(7)	$0.78	$0.51	$0.27
Accumulated dividends per common share	4.27	4.27	—
Book value per common share plus accumulated dividends	$5.05	$4.78	$0.27
Change in book value per common share plus accumulated dividends	5.6%
Diluted book value per common share(8)	$0.76	$0.50	$0.26

Non-GAAP measures:
Adjusted book value per common share(10)	$2.09	$1.87	$0.22
Adjusted Maiden shareholders' equity(11)	642,279	620,668	21,611
Adjusted total capital resources(11)	904,779	883,168	21,611
Ratio of debt to adjusted total capital resources(13)	29.0%	29.7%	(0.7)

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

(10)
Adjusted book value per common share is a non-GAAP measure that is calculated using common shareholders' equity, adjusted for the estimated unamortized deferred gain on retroactive reinsurance, divided by the number of common shares outstanding. See "Key Financial Measures" for additional information.

(11)
Adjusted shareholders' equity and adjusted total capital resources are calculated by adding the estimated unamortized deferred gain on retroactive reinsurance to the GAAP shareholders' equity and GAAP total capital resources, respectively. The deferred gain arises from the LPT/ADC Agreement with Cavello relating to losses from the AmTrust Quota Share agreement. Under U.S. GAAP, the deferred gain shall be amortized over the estimated remaining settlement period. See "Key Financial Measures" for additional information.

(12)	Ratio of debt to total capital resources is calculated using the total principal amount of debt divided by the sum of total capital resources.

(13)	Ratio of debt to adjusted total capital resources is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources.

Key Financial Measures
In addition to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income and Comprehensive Income, management uses certain key financial measures, some of which are non-GAAP measures, to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The non-GAAP measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of some of these key financial measures including the reconciliation of non-GAAP measures to the nearest GAAP measure and relevant discussions are found within Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 60. These key financial measures are:
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
Non-GAAP underwriting income (loss), Non-GAAP loss and LAE ratio, and Non-GAAP combined ratio: Management has further adjusted underwriting loss, as defined above, as well as the reported loss and LAE ratios and reported combined ratios by recognizing into income the unamortized deferred gain arising from the LPT/ADC Agreement. The deferred gain represents amounts estimated to be fully recoverable from Cavello and management believes adjusting for this shows the ultimate economic benefit of the LPT/ADC Agreement on Maiden's underwriting income (loss). We believe reflecting the economic benefit of this retroactive reinsurance agreement is helpful for understanding future trends in our operations.
Adjusted Total Shareholders' Equity, Adjusted Total Capital Resources, Ratio of debt to Adjusted Total Capital Resources and Adjusted Book Value per Common Share: Management has adjusted GAAP shareholders' equity by adding the unamortized deferred gain on retroactive reinsurance arising from the LPT/ADC Agreement to shareholders' equity. As a result, by virtue of this adjustment, management has also adjusted Total Capital Resources and computed the Ratio of debt to Adjusted Capital Resources and Adjusted Book Value per Common Share. The deferred gain represents amounts estimated to be fully recoverable from Cavello and management believes adjusting for this shows the ultimate economic benefit of the LPT/ADC Agreement. We believe reflecting the economic benefit of this retroactive reinsurance agreement is helpful to understand future trends in our operations, which will improve Maiden's shareholders' equity over the settlement period.
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

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Gross premiums written	$4,982	$2,117	$16,716	$(559,022)
Net premiums written	$4,090	$(409)	$14,462	$(561,939)
Net premiums earned	$21,308	$133,986	$52,523	$317,088
Other insurance revenue	250	754	658	1,566
Net loss and LAE	(11,008)	(121,561)	(32,094)	(274,250)
Commission and other acquisition expenses	(8,154)	(49,656)	(20,127)	(119,273)
General and administrative expenses(1)	(2,413)	(2,654)	(4,670)	(6,951)
Underwriting loss(2)	(17)	(39,131)	(3,710)	(81,820)
Other general and administrative expenses(1)	(6,848)	(9,504)	(13,141)	(21,826)
Net investment income	14,309	31,122	32,273	63,144
Net realized gains on investment	8,875	24,086	19,913	12,985
Total other-than-temporary impairment losses	—	—	(1,506)	—
Foreign exchange and other (losses) gains	(2,295)	1,207	5,902	6,186
Interest and amortization expenses	(4,830)	(4,830)	(9,661)	(9,659)
Income tax benefit	18	1,026	3	1,064
Net income (loss) from continuing operations	9,212	3,976	30,073	(29,926)
Loss from discontinued operations, net of income tax	—	(19,389)	—	(22,123)
Net income (loss)	$9,212	$(15,413)	$30,073	$(52,049)

Ratios
Net loss and LAE ratio(3)	51.0%	90.2%	60.4%	86.1%
Commission and other acquisition expense ratio(4)	37.8%	36.9%	37.8%	37.4%
General and administrative expense ratio(5)	43.0%	9.0%	33.5%	9.0%
Expense ratio(6)	80.8%	45.9%	71.3%	46.4%
Combined ratio(7)	131.8%	136.1%	131.7%	132.5%

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

Net Income (Loss)
Net income for the three months ended June 30, 2020 was $9.2 million compared to a net loss of $15.4 million for the same period in 2019. The net improvement in results for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to the following:

•	net income from continuing operations of $9.2 million compared to net income from continuing operations of $4.0 million for the same period in 2019 largely due to the following factors:

•	a negligible underwriting loss for the three months ended June 30, 2020 compared to $39.1 million in the same period in 2019. The reduction in the underwriting loss was due to:

◦	the impact of lower loss ratios for current year premiums earned during the three months ended June 30, 2020 compared to the same period in 2019; and

◦
favorable prior year loss development of $0.1 million or 0.3 percentage points in the second quarter of 2020 compared to adverse prior year loss development of $26.0 million or 19.3 percentage points during the same period in 2019 which had been incurred primarily within AmTrust Reinsurance Segment.

The improved underwriting results were partially offset by the following:

•	lower realized gains on investment of $8.9 million for the three months ended June 30, 2020 compared to realized gains of $24.1 million for the same period in 2019;

•
a reduction in net investment income of $16.8 million or 54.0% for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to the decline in average investable assets of 38.0%; and

•	foreign exchange and other losses of $2.3 million for the three months ended June 30, 2020 compared to foreign exchange and other gains of $1.2 million for the same period in 2019.

•
net income from discontinued operations of $0.0 million for the three months ended June 30, 2020 compared to a net loss from discontinued operations of $19.4 million for the same period in 2019 as a result of the Settlement and Commutation Agreement entered into by Maiden and Enstar on July 31, 2019 which caused a net additional loss of $16.7 million to be recognized.

Net income for the six months ended June 30, 2020 was $30.1 million compared to a net loss of $52.0 million for the same period in 2019. The net improvement in results for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to the following:

•	net income from continuing operations of $30.1 million compared to net loss from continuing operations of $29.9 million for the same period in 2019 largely due to the following factors:

•	underwriting loss of $3.7 million compared to $81.8 million in the same period in 2019. The reduction in the underwriting loss was due to:

◦	the impact of lower loss ratios for current year premiums earned during the six months ended June 30, 2020 compared to the same period in 2019; and

◦
favorable prior year loss development of $0.6 million or 1.1 percentage points in the first half of 2020 compared to adverse prior year loss development of $33.3 million or 10.5 percentage points during the same period in 2019 which had been incurred primarily within AmTrust Reinsurance Segment.

•	realized gains on investment of $19.9 million for the six months ended June 30, 2020 compared to realized gains of $13.0 million for the same period in 2019.
The improved underwriting results and realized gains were partially offset by the following:

•
a reduction in net investment income of $30.9 million or 48.9% for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to the decline in average investable assets of 35.9%; and

•	foreign exchange and other gains of $5.9 million for the six months ended June 30, 2020 compared to foreign exchange and other gains of $6.2 million for the same period in 2019.

•
net income from discontinued operations of $0.0 million for the six months ended June 30, 2020 compared to a net loss from discontinued operations of $22.1 million for the same period in 2019 as a result of the Settlement and Commutation Agreement entered into by Maiden and Enstar on July 31, 2019 which caused a net additional loss of $16.7 million to be recognized.

Net Premiums Written
The tables below compare net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three and six months ended June 30, 2020 and 2019:

For the Three Months Ended June 30,	2020	2019	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$8,553	$8,718	$(165)	(1.9)%
AmTrust Reinsurance	(4,463)	(9,127)	4,664	(51.1)%
Total	$4,090	$(409)	$4,499	NM

For the Six Months Ended June 30,	2020	2019	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$18,925	$23,665	$(4,740)	(20.0)%
AmTrust Reinsurance	(4,463)	(585,604)	581,141	(99.2)%
Total	$14,462	$(561,939)	$576,401	(102.6)%
NM - not meaningful
Net premiums written for the three and six months ended June 30, 2020 were $4,090 and $14,462, respectively, compared to net premiums written of $(409) and $(561,939) in the same respective periods in 2019 due to the following:

•
Premiums written in the Diversified Reinsurance segment decreased by $0.2 million or 1.9% and $4.7 million or 20.0% for the three and six months ended June 30, 2020, respectively, compared to the same respective periods in 2019 due to lower premiums written in German Auto programs within our IIS business.

•
There were no new written premiums within the AmTrust Reinsurance segment due to the termination of both the AmTrust Quota Share and the European Hospital Liability Quota Share effective January 1, 2019. For the three and six months ended June 30, 2020 and 2019, the negative premiums written are primarily the result of return premium and other adjustments after the termination of the AmTrust contracts in 2019. In 2019, the Partial Termination Amendment resulted in Maiden Reinsurance returning approximately $648.0 million in unearned premium to AII, or $436.8 million net of applicable ceding commission and brokerage.

Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned decreased by $112.7 million or 84.1% and $264.6 million or 83.4% for the three and six months ended June 30, 2020, respectively, compared to the same respective periods in 2019. The tables below compare net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the three and six months ended June 30, 2020 and 2019:

For the Three Months Ended June 30,	2020		2019		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$11,527	54.1%	$22,472	16.8%	$(10,945)	(48.7)%
AmTrust Quota Share Reinsurance	9,781	45.9%	111,514	83.2%	(101,733)	(91.2)%
Total	$21,308	100.0%	$133,986	100.0%	$(112,678)	(84.1)%

For the Six Months Ended June 30,	2020		2019		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$24,058	45.8%	$47,764	15.1%	$(23,706)	(49.6)%
AmTrust Quota Share Reinsurance	28,465	54.2%	269,324	84.9%	(240,859)	(89.4)%
Total	$52,523	100.0%	$317,088	100.0%	$(264,565)	(83.4)%
Net premiums earned in the AmTrust Reinsurance segment for the three and six months ended June 30, 2020 decreased by $101.7 million or 91.2% and $240.9 million or 89.4%, respectively, compared to the same respective periods in 2019 due to the terminations of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019. Please refer to the analysis of our AmTrust Reinsurance segment on page 49 for further discussion.
Net premiums earned in our Diversified Reinsurance segment for the three and six months ended June 30, 2020 decreased by $10.9 million or 48.7% and $23.7 million or 49.6%, respectively, compared to the same respective periods in 2019 driven by non-renewals in our European Capital Solutions business combined with reductions in quota share cessions for German Auto Programs within our IIS business. Please refer to the analysis of our Diversified Reinsurance segment on page 47 for further discussion.

Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to the analysis of our Diversified Reinsurance segment on page 48 for further discussion.
Net Investment Income
Net investment income decreased by $16.8 million or 54.0% and $30.9 million or 48.9% for the three and six months ended June 30, 2020, respectively, compared to the same respective periods in 2019, primarily due to the decline in average investable assets of 38.0% and 35.9% in those same respective periods. The decline in investable assets is largely due to the cessation of active reinsurance underwriting which materially reduced our revenues and is responsible for significant negative operating cash flows as we run-off our existing reinsurance liabilities. Lower investment income was also driven by the decline in average book yields to 2.3% and 2.5% for the three and six months ended June 30, 2020, respectively, compared to 3.1% for the same respective periods in 2019.
The following table details the Company's average investable assets and average book yield for the three and six months ended June 30, 2020 compared to the same respective periods in 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Average investable assets(1)	$2,518,159	$4,061,954	$2,621,092	$4,086,959
Average book yield(2)	2.3%	3.1%	2.5%	3.1%

(1)	The average of our total investments, cash, restricted cash and cash equivalents, funds withheld receivable and loan to related party held at each quarter-end during the period.

(2)	Ratio of net investment income over average investable assets at fair value.

Net Realized Gains on Investment
Net realized gains on investment were $8.9 million and $19.9 million for the three and six months ended June 30, 2020, respectively, compared to net realized gains of $24.1 million and $13.0 million for the same respective periods in 2019. The realized gains for the three and six months ended June 30, 2020 were primarily due to sales of corporate bonds during 2020 for the settlement of claim payments to AmTrust.
The net realized gains of $24.1 million and $13.0 million for the same respective periods in 2019 were driven by sales of corporate bonds during the second quarter in anticipation of completing and funding the LPT/ADC Agreement with Enstar. The year-to-date gains were partially offset by net investment losses realized on the non-cash transfer of corporate and other debt securities in the first quarter of 2019 related to the Partial Termination Amendment with AmTrust and the conversion of a portion of reinsurance trust assets held as collateral into a funds withheld receivable.
Net Impairment Losses Recognized in Earnings
The Company recognized $1.5 million of OTTI losses in earnings on two fixed maturity securities for the six months ended June 30, 2020. There were no OTTI losses recognized during the three months ended June 30, 2020 and the three and six months ended June 30, 2019.
Net Loss and LAE
Net loss and LAE decreased by $110.6 million and $242.2 million during the three and six months ended June 30, 2020, respectively, compared to the same respective periods in 2019 largely due to the cessation of active reinsurance underwriting, including the termination of the AmTrust Reinsurance quota share agreements effective January 1, 2019.
The loss ratio for the second quarter of 2020 was modestly impacted by net favorable prior year reserve development of $0.1 million or 0.3 percentage points compared to net adverse prior year reserve development of $26.0 million or 19.3 percentage points during the same period in 2019. The loss ratio for the six months ended June 30, 2020 was impacted by net favorable prior year reserve development of $0.6 million or 1.1 percentage points compared to net adverse prior year reserve development of $33.3 million or 10.5 percentage points during the same period in 2019. The prior year development is discussed in greater detail in the individual segment discussion and analysis.
The net loss and LAE ratios decreased to 51.0% and 60.4% for the three and six months ended June 30, 2020, respectively, compared to 90.2% and 86.1% for the same respective periods in 2019 primarily due to significant reduction in adverse prior year loss development resulting from the termination of the AmTrust Reinsurance quota share contracts effective January 1, 2019.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $41.5 million or 83.6% and $99.1 million or 83.1% for the three and six months ended June 30, 2020, respectively, compared to the same respective periods in 2019 due to significantly lower earned premiums in both of our reportable segments. The commission and other acquisition expense ratio was 37.8% for both the three and six months ended June 30, 2020, respectively, compared to 36.9% and 37.4% for the same respective periods in 2019.

General and Administrative Expenses
General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses for the three and six months ended June 30, 2020 and 2019 comprise:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
General and administrative expenses – segments	$2,413	$2,654	$4,670	$6,951
General and administrative expenses – corporate	6,848	9,504	13,141	21,826
Total general and administrative expenses	$9,261	$12,158	$17,811	$28,777
Total general and administrative expenses decreased by $2.9 million, or 23.8% and $11.0 million or 38.1% for the three and six months ended June 30, 2020, respectively, compared to the same respective periods in 2019. The general and administrative expense ratio increased to 43.0% and 33.5% for the three and six months ended June 30, 2020, respectively, from 9.0% for both the three and six months ended June 30, 2019 as a result of significantly lower earned premiums compared to the prior periods. Lower earned premiums was largely due to termination of the AmTrust Reinsurance quota share contracts effective January 1, 2019 and non-renewals within our International business in the Diversified Reinsurance segment.
The decreased corporate expenses for the three and six months ended June 30, 2020 compared to the same respective periods in 2019 were largely due to lower salary, benefits and other corporate expenses associated with the Strategic Review and related headcount reductions since 2018.
Interest and Amortization Expenses
The interest and amortization expenses related to the outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 ("Senior Notes") were $4.8 million and $9.7 million for the three and six months ended June 30, 2020 and 2019, respectively.
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the three and six months ended June 30, 2020 and 2019, respectively.
Foreign Exchange and Other (Losses) Gains
Net foreign exchange and other amounted to $2.3 million losses and $5.9 million gains during the three and six months ended June 30, 2020, respectively, compared to net foreign exchange and other gains of $1.2 million and $6.2 million for the same respective periods in 2019.
Net foreign exchange gains of $6.3 million occurred during the six months ended June 30, 2020 due to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and related liabilities denominated in euro.
Net foreign exchange and other gains of $6.2 million for the six months ended June 30, 2019 included $4.3 million of proceeds received from the sale of AVS and its related European subsidiaries to Allianz Partners on January 10, 2019. Excluding the gain of $4.3 million, net foreign exchange gains of $1.9 million were realized primarily attributable to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and related liabilities mainly denominated in euro.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results and associated ratios for our Diversified Reinsurance segment for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Gross premiums written	$9,687	$11,244	$21,421	$26,582
Net premiums written	$8,553	$8,718	$18,925	$23,665
Net premiums earned	$11,527	$22,472	$24,058	$47,764
Other insurance revenue	250	754	658	1,566
Net loss and LAE	(6,038)	(12,497)	(13,079)	(26,888)
Commission and other acquisition expenses	(4,374)	(8,147)	(9,353)	(17,408)
General and administrative expenses	(1,746)	(2,092)	(3,359)	(5,123)
Underwriting (loss) income	$(381)	$490	$(1,075)	$(89)
Ratios
Net loss and LAE ratio	51.3%	53.8%	52.9%	54.5%
Commission and other acquisition expense ratio	37.1%	35.1%	37.8%	35.3%
General and administrative expense ratio	14.8%	9.0%	13.6%	10.4%
Expense ratio	51.9%	44.1%	51.4%	45.7%
Combined ratio	103.2%	97.9%	104.3%	100.2%
The combined ratio for the three and six months ended June 30, 2020 increased to 103.2% and 104.3%, respectively, compared to 97.9% and 100.2% for the same respective periods in 2019, largely due to declines in premium volume which increased the expense ratio. Please see the respective sections on net loss, commissions and administrative expenses for factors that have impacted the combined ratios in the discussion below.
Premiums — Gross premiums written decreased by $1.6 million or 13.8% and $5.2 million or 19.4% for the three and six months ended June 30, 2020, respectively, compared to the same respective periods in 2019. This was primarily due to lower premiums written in German Auto Programs in our IIS business during the three and six months ended June 30, 2020. Net premiums written decreased by $0.2 million or 1.9% and $4.7 million or 20.0% during the three and six months ended June 30, 2020 compared to the same respective periods in 2019 mainly due to lower net premiums written in our German Auto programs within our IIS business as discussed above.
The tables below show net premiums written by line of business for the three and six months ended June 30, 2020 and 2019:

For the Three Months Ended June 30,	2020	2019	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Written
International	$8,498	$8,736	$(238)	(2.7)%
Other	55	(18)	73	NM
Total Diversified Reinsurance	$8,553	$8,718	$(165)	(1.9)%

For the Six Months Ended June 30,	2020	2019	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Written
International	$18,870	$23,683	$(4,813)	(20.3)%
Other	55	(18)	73	NM
Total Diversified Reinsurance	$18,925	$23,665	$(4,740)	(20.0)%
NM - not meaningful

Net premiums earned decreased by $10.9 million or 48.7% and $23.7 million or 49.6% during the three and six months ended June 30, 2020, respectively, compared to the same respective periods in 2019 primarily due to lower earned premiums from German Auto programs and non-renewals in our European Capital Solutions business since 2019. The tables below show net premiums earned by line of business for the three and six months ended June 30, 2020 and 2019:

For the Three Months Ended June 30,	2020	2019	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Earned
International	$11,472	$22,490	$(11,018)	(49.0)%
Other	55	(18)	73	NM
Total Diversified Reinsurance	$11,527	$22,472	$(10,945)	(48.7)%

For the Six Months Ended June 30,	2020	2019	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Earned
International	$24,003	$47,782	$(23,779)	(49.8)%
Other	55	(18)	73	NM
Total Diversified Reinsurance	$24,058	$47,764	$(23,706)	(49.6)%
NM - not meaningful
Other Insurance Revenue — Other insurance revenue, which represents fee income from our IIS business that is not directly associated with premium revenue assumed by the Company as well as other income earned from transitional services relating to the sale of Maiden US, decreased by $0.5 million or 66.8% and $0.9 million or 58.0% for the three and six months ended June 30, 2020, respectively, compared to the same respective periods in 2019. This was due to the sale of AVS and its subsidiaries on January 10, 2019 as a substantial portion of our fee income was generated by AVS and its subsidiaries in Germany and Austria through its point of sale producers in select OEM's dealerships.
The tables below show other insurance revenue by source for the three and six months ended June 30, 2020 and 2019:

For the Three Months Ended June 30,	2020	2019	Change
	($ in thousands)%
International	$239	$325	$(86)	(26.5)%
Other income	11	429	(418)	(97.4)%
Total Diversified Reinsurance	$250	$754	$(504)	(66.8)%

For the Six Months Ended June 30,	2020	2019	Change
	($ in thousands)%
International	$592	$1,061	$(469)	(44.2)%
Other income	66	505	(439)	(86.9)%
Total Diversified Reinsurance	$658	$1,566	$(908)	(58.0)%

Net Loss and LAE — Net loss and LAE decreased by $6.5 million or 51.7% and $13.8 million or 51.4% for the three and six months ended June 30, 2020, respectively, compared to the same respective periods in 2019. Net loss and LAE ratio decreased to 51.3% and 52.9% for the three and six months ended June 30, 2020, respectively, compared with 53.8% and 54.5% during the same respective periods in 2019.
During the three months ended June 30, 2020, the net loss and LAE ratio decreased by 2.5 percentage points compared to the same period in 2019. The 2020 loss ratio was impacted by adverse prior year loss reserve development which was $0.4 million or 3.1 percentage points during the three months ended June 30, 2020, compared to the impact of favorable development of $1.1 million or 4.5 percentage points on the loss ratio in 2019. The loss development in 2020 was driven by adverse experience in specific German Auto programs while the loss development in 2019 was driven by favorable experience in German Auto programs.
During the six months ended June 30, 2020, the net loss and LAE ratio decreased by 1.6 percentage points compared to the same period in 2019. The 2020 loss ratio was impacted by favorable prior year loss reserve development which was $0.2 million or 0.7 percentage points during the six months ended June 30, 2020, compared to the impact of favorable development of $2.1 million or 4.4 percentage points on the loss ratio in 2019. The loss development in 2020 was driven by favorable experience in German Auto programs, while the favorable loss development in 2019 was due to favorable experience from facultative reinsurance run-off lines as well as German Auto programs.

The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be effected by changes in the mix of business and the impact of increases in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, as well as the impact on the loss ratio described above, the combined ratio increased by 5.3 and 4.1 percentage points for the three and six months ended June 30, 2020 compared to the same respective periods in 2019.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $3.8 million or 46.3% and $8.1 million or 46.3% for the three and six months ended June 30, 2020, respectively, compared to the same respective periods in 2019, largely as a result of the corresponding decrease in net premiums earned in this segment.
The commission and other acquisition expense ratio for the three and six months ended June 30, 2020 increased to 37.1% and 37.8%, respectively, compared to 35.1% and 35.3% for the same respective periods in 2019, reflecting the change in the mix of pro rata versus excess of loss premiums written compared to the same respective periods in 2019. Please refer to the preceding paragraph for other factors that can impact the combined ratio.
General and Administrative Expenses — General and administrative expenses decreased by $0.3 million or 16.5% and $1.8 million or 34.4% for the three and six months ended June 30, 2020, respectively, compared to the same respective periods in 2019. The general and administrative expense ratio increased to 14.8% and 13.6% for the three and six months ended June 30, 2020, respectively, compared to 9.0% and 10.4% for the same respective periods in 2019 due to lower net premiums earned compared to prior periods.
The overall expense ratio (including commission and other acquisition expenses) for the three and six months ended June 30, 2020 increased to 51.9% and 51.4% compared to 44.1% and 45.7% for the same respective periods in 2019 largely as a result of lower premium revenue compared to the respective prior year periods.
AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported underwriting results of $0.4 million income and $2.6 million loss during the three and six months ended June 30, 2020, respectively, compared to an underwriting loss of $39.6 million and $81.5 million in the same respective periods in 2019. The improved underwriting results in the current year periods were primarily driven by a lower combined ratio on significantly lower earned premiums during the three and six months ended June 30, 2020 compared to the respective prior periods in 2019.
The underwriting results and associated ratios for the AmTrust Reinsurance segment for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Gross premiums written	$(4,705)	$(9,127)	$(4,705)	$(585,604)
Net premiums written	$(4,463)	$(9,127)	$(4,463)	$(585,604)
Net premiums earned	$9,781	$111,514	$28,465	$269,324
Net loss and LAE	(4,970)	(109,088)	(19,015)	(247,158)
Commission and other acquisition expenses	(3,780)	(41,509)	(10,774)	(101,865)
General and administrative expenses	(667)	(562)	(1,311)	(1,828)
Underwriting income (loss)	$364	$(39,645)	$(2,635)	$(81,527)
Ratios
Net loss and LAE ratio	50.8%	97.8%	66.8%	91.8%
Commission and other acquisition expense ratio	38.6%	37.2%	37.8%	37.8%
General and administrative expense ratio	6.9%	0.5%	4.7%	0.7%
Expense ratio	45.5%	37.7%	42.5%	38.5%
Combined ratio	96.3%	135.5%	109.3%	130.3%
The combined ratio decreased 39.2 percentage points to 96.3% for the three months ended June 30, 2020 compared to 135.5% for the same period in 2019 partly due to the impact of favorable prior year loss development of $0.4 million or 4.3 percentage points during the second quarter of 2020 compared to the impact of adverse prior year development of $27.1 million or 24.3 percentage points for the same period in 2019. Prior year favorable development in 2020 was primarily due to Workers Compensation partly offset by adverse development within Commercial Auto Liability. The adverse development in 2019 was primarily due to Commercial Auto Liability in accident years 2015 to 2018, partly offset by favorable development in Workers Compensation.
The combined ratio decreased 21.0 percentage points to 109.3% for the six months ended June 30, 2020 compared to 130.3% for the same period in 2019 partly due to the impact of favorable prior year loss development of $0.4 million or 1.5 percentage points during the first half of 2020 compared to the impact of adverse prior year development of $35.2 million or 13.1 percentage points for the same period in 2019. Prior year favorable development in 2020 was primarily due to Workers Compensation partly offset by adverse development within Commercial Auto Liability. The adverse development in 2019 was primarily due to Commercial Auto Liability in accident years 2014 to 2018, partly offset by favorable development in Workers Compensation.
Premiums — There were negative gross and net premiums written for the three and six months ended June 30, 2020 reflecting premium adjustments under the AmTrust Quota Share as of April 1, 2020. Furthermore, the termination of both the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019, led to no new business written under these contracts during 2020.
In 2019, the Partial Termination Amendment resulted in Maiden Reinsurance returning approximately $648.0 million in unearned premium to AII, or approximately $436.8 million net of applicable ceding commission and brokerage, which caused negative gross and net premiums written for the three and six months ended June 30, 2019.
The tables below show net premiums written by category for the three and six months ended June 30, 2020 and 2019:

For the Three Months Ended June 30,	2020	2019
($ in thousands)	Total	Total
Net Premiums Written
Small Commercial Business	$(6,394)	$5,515
Specialty Program	477	(16,031)
Specialty Risk and Extended Warranty	1,454	1,389
Total AmTrust Reinsurance	$(4,463)	$(9,127)

For the Six Months Ended June 30,	2020	2019
($ in thousands)	Total	Total
Net Premiums Written
Small Commercial Business	$(6,394)	$(337,166)
Specialty Program	477	(28,639)
Specialty Risk and Extended Warranty	1,454	(219,799)
Total AmTrust Reinsurance	$(4,463)	$(585,604)
Net premiums earned decreased by $101.7 million or 91.2% and $240.9 million or 89.4% for the three and six months ended June 30, 2020, respectively, compared to the same respective periods in 2019 due to the terminations of the AmTrust Quota Share and European Hospital Liability Quota Share as of January 1, 2019. There were negative net premiums earned on Small Commercial Business for the three and six months ended June 30, 2020 due to premium adjustments and earned premium returns under the recent commutation of certain home warranty business under the AmTrust Quota Share as of April 1, 2020.

The tables below detail net premiums earned by category for the three and six months ended June 30, 2020 and 2019:

For the Three Months Ended June 30,	2020		2019		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned
Small Commercial Business	$(7,112)	(72.7)%	$23,283	20.9%	$(30,395)	(130.5)%
Specialty Program	426	4.4%	30,326	27.2%	(29,900)	(98.6)%
Specialty Risk and Extended Warranty	16,467	168.3%	57,905	51.9%	(41,438)	(71.6)%
Total AmTrust Reinsurance	$9,781	100.0%	$111,514	100.0%	$(101,733)	(91.2)%

For the Six Months Ended June 30,	2020		2019		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned
Small Commercial Business	$(6,173)	(21.7)%	$62,738	23.3%	$(68,911)	(109.8)%
Specialty Program	501	1.8%	106,547	39.6%	(106,046)	(99.5)%
Specialty Risk and Extended Warranty	34,137	119.9%	100,039	37.1%	(65,902)	(65.9)%
Total AmTrust Reinsurance	$28,465	100.0%	$269,324	100.0%	$(240,859)	(89.4)%

Net Loss and LAE — Net loss and LAE decreased by $104.1 million or 95.4% and $228.1 million or 92.3% for the three and six months ended June 30, 2020, respectively, compared to the same respective periods in 2019 due to significantly lower earned premiums as a result of the termination of both quota share agreements with AmTrust. Net loss and LAE ratios decreased to 50.8% and 66.8% for the three and six months ended June 30, 2020, respectively, compared to 97.8% and 91.8% for the same respective periods in 2019.
During the three months ended June 30, 2020, the net loss and LAE ratio decreased by 47.0 percentage points compared to the same period in 2019 primarily due to the following factors:

•
the Partial Termination Amendment caused significant changes in the mix of business being earned in 2020 compared to 2019. These changes resulted in a current year loss ratio which decreased relative to the same period in 2019 for the remaining in-force business; and

•
the impact of prior year loss development was favorable development of $0.4 million or 4.3 percentage points during the three months ended June 30, 2020 on the loss ratio, compared to the impact of adverse prior year loss development which was $27.1 million or 24.3 percentage points for the same period in 2019. Prior year favorable development in 2020 was primarily due to Workers Compensation partly offset by adverse development within Commercial General Liability. Prior year adverse development in 2019 was due to favorable development in Commercial Auto Liability in accident years 2014 to 2017, Specialty Risk and Hospital Liability, partly offset by favorable development in Workers Compensation.

During the six months ended June 30, 2020, the net loss and LAE ratio decreased by 25.0 percentage points compared to the same period in 2019 primarily due to the following factors:

•
the Partial Termination Amendment caused significant changes in the mix of business being earned in 2020 compared to 2019. These changes resulted in a current year loss ratio which decreased relative to the same period in 2019 for the remaining in-force business; and

•
the impact of prior year loss development was favorable development of $0.4 million or 1.5 percentage points during the six months ended June 30, 2020 on the loss ratio, compared to the impact of adverse prior year loss development which was $35.2 million or 13.1 percentage points for the same period in 2019. Prior year favorable development in 2020 was primarily due to Workers Compensation partly offset by adverse development within Commercial General Liability. Prior year adverse development in 2019 was due to favorable development in Commercial Auto Liability in accident years 2014 to 2018, partly offset by favorable development in Workers Compensation.

Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $37.7 million or 90.9% and $91.1 million or 89.4% for the three and six months ended June 30, 2020, respectively, compared to the same respective periods in 2019 due to significantly lower earned premiums as a result of the terminations of both quota share agreements with AmTrust effective as of January 1, 2019.
The commission and other acquisition expense ratio increased to 38.6% and remained flat at 37.8% for the three and six months ended June 30, 2020, respectively, compared to 37.2% and 37.8% for the same respective periods in 2019.
General and Administrative Expenses — General and administrative expenses increased by $0.1 million or 18.7% and decreased by $0.5 million or 28.3% for the three and six months ended June 30, 2020, respectively, compared to the same respective periods in 2019. The general and administrative expense ratios increased to 6.9% and 4.7% for the three and six months ended June 30, 2020, respectively, compared to 0.5% and 0.7% for the same respective periods in 2019 as a result of significantly lower earned premiums due to the termination of both quota share agreements with AmTrust as of January 1, 2019.
The overall expense ratio (including commission and other acquisition expenses) increased to 45.5% and 42.5% for the three and six months ended June 30, 2020, respectively, compared to 37.7% and 38.5%for the same respective periods in 2019 primarily due to significantly lower earned premiums as discussed above.
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
As of June 30, 2020, the Company had investable assets of $2.5 billion compared to $2.8 billion as of December 31, 2019. Investable assets are the combined total of our investments, cash and cash equivalents (including restricted), loan to a related party and funds withheld receivable. The decrease in investable assets is primarily the result of significant negative operating cash flows during six months ended June 30, 2020, particularly as a result of our cessation of active reinsurance underwriting, including certain contract terminations that occurred in 2019 that require the disbursement of cash and investments to settle claim payments in 2020.
The regulatory and liquidity requirements of the Company's operating segments are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10- K for the year ended December 31, 2019, filed with the SEC on March 18, 2020.
As previously indicated, Maiden Reinsurance re-domesticated to Vermont on March 16, 2020. We expect to be actively engaged with the Vermont DFR regarding the formulation of Maiden Reinsurance's longer term business plan, including its investment policy, changes to which require prior regulatory approval as stipulated by Vermont law or the Vermont DFR for any active underwriting, capital management or other strategic initiatives. Maiden Reinsurance has received all necessary approvals required to date by the Vermont DFR.
The Company's investment portfolio may be adversely impacted by unfavorable market conditions caused by the COVID-19 pandemic and we and our insurance subsidiaries may need additional capital to maintain compliance with regulatory capital requirements and/or be required to post additional collateral under existing reinsurance arrangements, which could reduce our liquidity. In addition, we may experience continued volatility in our results of operations which could negatively impact our financial condition and create a reduction in the amount of available distribution or dividend capacity from our regulated reinsurance subsidiaries, which would also reduce liquidity.
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
We expect to use funds from cash and investment portfolios, collected premiums on reinsurance contracts in force or being run-off, investment income and proceeds from investment sales and redemptions to meet our expected claims payments and operational expenses. Claim payments will be principally from the run-off of existing reserves for loss and loss adjustment expenses. A significant portion of those liabilities are collateralized and claim payments will be funded by using this collateral which should provide sufficient funding to fulfill those obligations. We generally expect negative operating cash flows to be partly offset by positive investing cash flows. Overall, we continue to expect our cash flows to be sufficient to meet our cash requirements and to operate our business.
At June 30, 2020 and December 31, 2019, unrestricted cash and cash equivalents and unrestricted fixed maturity investments were $401.8 million and $435.0 million, respectively. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next twelve months. The table below summarizes our operating, investing and financing cash flows for the six months ended June 30, 2020 and 2019:

For the Six Months Ended June 30,	2020	2019
	($ in thousands)
Operating activities	$(419,152)	$(503,657)
Investing activities	447,969	630,908
Financing activities	(1)	(13)
Effect of exchange rate changes on foreign currency cash	1,359	(177)
Total increase in cash, restricted cash and cash equivalents	30,175	127,061
Less: change in cash, restricted cash and cash equivalents of discontinued operations	—	(6,113)
Total increase in cash, restricted cash and cash equivalents of continuing operations	$30,175	$133,174
Cash Flows used in Operating Activities
Cash flows used in operating activities for the six months ended June 30, 2020 were $419.2 million compared to cash flows used in operating activities of $503.7 million for the six months ended June 30, 2019, a decrease of $84.5 million. Cash flows used in discontinued operations were $0.0 million for the six months ended June 30, 2020 compared to $1.9 million in the six months ended June 30, 2019. Cash flows used in continuing operating activities were $419.2 million for the six months ended June 30, 2020 compared to cash flows used in continuing operations of $501.8 million for the six months ended June 30, 2019.
The operating cash flows used in continuing operations for the six months ended June 30, 2020 and 2019 were primarily the result of the termination of the AmTrust Quota Share including both the Partial Termination Amendment and the Commutation and Release Agreement, and the termination of the European Hospital Liability Quota Share, which significantly decreased gross premiums written during both respective periods while claim payments have been principally from the run-off of existing reserves for loss and LAE.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash provided by investing activities was $448.0 million for the six months ended June 30, 2020 compared to $630.9 million for the same period in 2019 primarily due to proceeds from the sale of fixed maturity investments which were made to settle claim payments during the six months ended June 30, 2020.

Cash flows used in discontinued operations was $0.0 million for the six months ended June 30, 2020 compared to cash flows used in discontinued operations of $6.1 million for the same period in 2019. Cash flows provided by continuing operations was $448.0 million during the six months ended June 30, 2020 compared to cash flows provided by continuing operations of $637.0 million for the same period in 2019 as the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $453.0 million compared to an inflow of $638.5 million for the same period in 2019.
Cash Flows from Financing Activities
Cash flows used in financing activities were $1.0 thousand for the six months ended June 30, 2020 compared to $13.0 thousand for the same period in 2019 which represent repurchases of common shares to settle employee withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares. No dividends on common or preference shares were paid during the six months ended June 30, 2020 and 2019. Our Board of Directors have not declared any common or preference share dividends since the fourth quarter of 2018.
Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 18, 2020.
At June 30, 2020 and December 31, 2019, restricted cash and cash equivalents and fixed maturity investments used as collateral were $1.2 billion and $1.5 billion, respectively. This collateral represents 74.5% and 77.6% of the fair value of our total fixed maturity investments and cash, restricted cash and cash equivalents at June 30, 2020 and December 31, 2019, respectively.
Investments
The investment of our funds has generally been designed to ensure safety of principal while generating current income. Accordingly, our funds have been invested in liquid, investment-grade fixed income securities which are all designated as available-for-sale at June 30, 2020. Please see "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q.
As our insurance liabilities continue to run-off and the required capital to operate our business for regulatory purposes decreases, we may have the ability to consider additional asset classes to enhance the income and returns our investment portfolio produces. We may allocate a portion of our investment portfolio to other investments, including private equity and credit funds, fixed income funds, hedge funds, equity funds and other non-fixed income investments.
We may utilize and pay fees to various companies to provide investment advisory and/or management services related to these investments. These fees, which would be predominantly based upon the amount of assets under management, would be included in net investment income. We believe these other investments and equity method investments would provide diversification against our fixed income investments and an opportunity for improved risk-adjusted returns; however, the returns of these investments may be more volatile and we may experience significant unrealized gains or losses in a particular quarter or year.
The substantial majority of our current and future investments are or will be held by Maiden Reinsurance, whose investment policy is required to be approved by the Vermont DFR. Maiden Reinsurance has received all necessary approvals for its investment policy.
During the six months ended June 30, 2020, the yield on the 10-year U.S. Treasury bond decreased by 126 basis points to 0.66%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the securities in our portfolio. The U.S. Treasury yield curve experienced a material downward shift during the six months ended June 30, 2020, reflecting significant global financial and economic volatility from the COVID-19 pandemic which spread during the first half of 2020. The global nature of the pandemic resulted in an abrupt downturn in economic activity both globally and within the U.S., and financial markets experienced unprecedented volatility during this period. The U.S. Federal Reserve, along with central bankers globally, implemented multiple rounds of rapid and aggressive monetary measures to provide liquidity to financial markets and to relieve imbalances that rapidly formed in those markets in the face of the pandemic and its economic and financial impacts. Government policymakers in the U.S. and globally have additionally implemented an ongoing series of unprecedented fiscal policy measures to provide immediate and near-term economic relief to affected populations.
The movement in the market values of our fixed maturity portfolio during the six months ended June 30, 2020 generated net unrealized losses of $4.8 million, primarily due to the ongoing COVID-19 pandemic which has caused widening credit spreads, a surging demand for liquidity and a slowdown to global economic activity, all of which have decreased bond prices during the six months ended June 30, 2020.
Due in large part to the ongoing uncertainty caused by the COVID-19 pandemic in global financial markets during the six months ended June 30, 2020, our investment portfolio experienced significant fluctuation in unrealized gains and losses (largely due to rapidly fluctuating credit spreads on fixed income investments), increased volatility, heightened credit risk, and declines in yields on our fixed income investments. Our investment portfolios may be adversely impacted by unfavorable market conditions caused by the COVID-19 pandemic, which could cause continued volatility in our results of operations and negatively impact our financial condition.
At June 30, 2020, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods. To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.

At June 30, 2020 and December 31, 2019, these respective durations in years were as follows:

	June 30, 2020	December 31, 2019
Fixed maturities and cash and cash equivalents	2.0	3.0
Reserve for loss and LAE(1)	4.5	4.2
(1) The duration regarding our reserve for loss and LAE at June 30, 2020 is gross of LPT/ADC Agreement reserves.
During the six months ended June 30, 2020, the weighted average duration of our fixed maturity investment portfolio decreased by 1.0 years to 2.0 years and the duration for the reserve for loss and LAE increased by 0.3 years to 4.5 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities. At June 30, 2020, the duration of our fixed maturity investment portfolio decreased compared to December 31, 2019 due to sales of fixed maturities primarily as a result of settling claim payments with AmTrust. At June 30, 2020, the duration of our loss reserves net of the LPT/ADC Agreement was in line with the duration of our fixed maturity investment portfolio.
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows at June 30, 2020 and December 31, 2019, respectively:

June 30, 2020	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$210,512	$673	$(2)	$211,183	1.1%	0.2
U.S. agency bonds – mortgage-backed	421,150	14,608	(375)	435,383	2.8%	2.8
Non-U.S. government and supranational bonds	7,284	327	(46)	7,565	1.4%	6.6
Asset-backed securities	186,908	935	(3,833)	184,010	3.0%	0.8
Corporate bonds	596,444	22,360	(17,382)	601,422	2.6%	2.8
	1,422,298	38,903	(21,638)	1,439,563	2.5%	2.2
Cash and cash equivalents	137,453	—	—	137,453	0.1%	0.0
Total	$1,559,751	$38,903	$(21,638)	$1,577,016	2.3%	2.0

December 31, 2019	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$94,921	$704	$—	$95,625	2.5%	0.7
U.S. agency bonds – mortgage-backed	533,296	6,717	(1,291)	538,722	2.9%	4.1
Non-U.S. government and supranational bonds	11,796	294	(91)	11,999	1.2%	4.6
Asset-backed securities	187,881	821	(532)	188,170	3.8%	0.9
Corporate bonds	981,441	31,140	(15,725)	996,856	2.9%	3.4
Municipal bonds	4,091	55	—	4,146	4.6%	1.4
	1,813,426	39,731	(17,639)	1,835,518	3.0%	3.2
Cash and cash equivalents	107,278	—	—	107,278	0.6%	0.0
Total	$1,920,704	$39,731	$(17,639)	$1,942,796	2.8%	3.0

(1)
Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

(2)	Average duration in years.

At June 30, 2020, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
U.S. agency bonds - mortgage-backed
Residential mortgage-backed ("RMBS")
GNMA – fixed rate	$26,513	6.1%	$33,079	6.1%
GNMA – variable rate	6,750	1.5%	7,075	1.3%
FNMA – fixed rate	189,317	43.5%	241,905	44.9%
FHLMC – fixed rate	212,803	48.9%	256,663	47.7%
Total U.S. agency bonds	$435,383	100.0%	$538,722	100.0%
Our Agency MBS portfolio is 30.2% of our fixed maturity investments at June 30, 2020. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn.
At June 30, 2020 and December 31, 2019, 97.6% and 99.7%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+, or equivalent, or less. Please see "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.
The security holdings by sector and financial strength rating of our corporate bond holdings at June 30, 2020 and December 31, 2019 were as follows:

	Ratings(1)
June 30, 2020	AAA, AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	0.9%	1.5%	—%	$14,954	2.4%
Communications	—%	1.0%	4.7%	1.8%	44,558	7.5%
Consumer	—%	1.4%	26.1%	1.5%	174,554	29.0%
Energy	2.6%	4.8%	4.0%	1.5%	77,673	12.9%
Financial Institutions	6.6%	22.2%	12.6%	0.9%	254,517	42.3%
Industrials	—%	0.4%	2.9%	—%	19,613	3.3%
Technology	—%	1.9%	0.7%	—%	15,553	2.6%
Total	9.2%	32.6%	52.5%	5.7%	$601,422	100.0%

	Ratings(1)
December 31, 2019	AAA, AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	0.6%	1.4%	—%	$19,517	2.0%
Communications	—%	2.4%	4.0%	—%	64,159	6.4%
Consumer	0.2%	8.3%	19.6%	—%	279,940	28.1%
Energy	0.9%	6.1%	3.8%	—%	107,369	10.8%
Financial Institutions	3.1%	30.1%	10.7%	0.6%	443,983	44.5%
Industrials	—%	1.8%	3.5%	—%	53,279	5.3%
Technology	—%	1.7%	1.2%	—%	28,609	2.9%
Total	4.2%	51.0%	44.2%	0.6%	$996,856	100.0%

(1)	Ratings as assigned by S&P, or equivalent

At June 30, 2020, the Company’s ten largest corporate holdings, 52.8% of which are U.S. dollar denominated, 48.4% of which are in the Consumer Sector and 39.4% of which are in the Financial Institutions sector, at fair value and as a percentage of all fixed income securities were as follows:

June 30, 2020	Fair Value	% of Holdings	Rating(1)
	($ in thousands)
UBS Group Funding (Jersey) Ltd, 2.65% Due 2/1/2022	$17,507	1.2%	A-
Electricite de France, 4.625%, Due 9/11/2024	17,120	1.2%	A-
Abbvie Inc., 3.80%, Due 3/15/2025	16,643	1.1%	BBB
Daimler Finance North America LLC, 3.30%, Due 5/19/2025	13,828	1.0%	BBB+
Brookfield Asset Management Inc., 4.00% Due 1/15/2025	13,213	0.9%	A-
Bayer US Finance LLC, 3.375% Due 10/8/2024	13,088	0.9%	BBB+
Anheuser-Busch INBEV NV, 2.875% Due 9/25/2024	12,363	0.9%	BBB+
Deutsche Bank AG, 1.25%, Due 9/8/2021	12,362	0.9%	BBB-
Nordea Bank ABP, 0.875% Due 6/26/2023	12,323	0.9%	A
Carlsberg Breweries A/S, 2.5%, Due 5/28/2024	12,114	0.8%	BBB
Total	$140,561	9.8%

(1)	Ratings as assigned by S&P, or equivalent
At June 30, 2020 and December 31, 2019, respectively, we hold the following non-U.S. dollar denominated securities:

	June 30, 2020		December 31, 2019
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated corporate bonds	$263,486	97.2%	$310,323	96.3%
Non-U.S. government and supranational bonds	7,565	2.8%	11,999	3.7%
Total non-U.S. dollar denominated securities	$271,051	100.0%	$322,322	100.0%
At June 30, 2020 and December 31, 2019, respectively, these non-U.S. securities are invested in the following currencies:

	June 30, 2020		December 31, 2019
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Euro	$241,132	89.0%	$272,493	84.5%
British Pound	23,813	8.8%	42,342	13.1%
Canadian Dollar	4,754	1.7%	5,364	1.7%
All other currencies	1,352	0.5%	2,123	0.7%
Total non-U.S. dollar denominated securities	$271,051	100.0%	$322,322	100.0%
The net decrease in non-U.S. denominated fixed maturities is primarily due to the depreciation of Euro denominated corporate bonds during the six months ended June 30, 2020. At June 30, 2020 and December 31, 2019, all of the Company's non-U.S. government and supranational issuers have a rating of A or higher by S&P.
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

Ratings(1)	June 30, 2020		December 31, 2019
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$1,169	0.4%	$481	0.2%
AA+, AA, AA-	24,522	9.4%	21,231	6.8%
A+, A, A-	99,380	37.7%	137,584	44.3%
BBB+, BBB, BBB-	127,370	48.3%	145,546	46.9%
BB+ or lower	11,045	4.2%	5,481	1.8%
Total non-U.S. dollar denominated corporate bonds	$263,486	100.0%	$310,323	100.0%

(1)	Ratings as assigned by S&P, or equivalent

The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies at June 30, 2020 and December 31, 2019, respectively.
Other Balance Sheet Changes
The following table summarizes the Company's other material balance sheet changes at June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020	December 31, 2019	Change	Change %
Deferred commission and other acquisition expenses	$63,533	$77,356	$(13,823)	(17.9)%
Funds withheld receivable	715,623	684,441	31,182	4.6%
Reserve for loss and LAE	2,071,222	2,439,907	(368,685)	(15.1)%
Unearned premiums	182,121	220,269	(38,148)	(17.3)%
Deferred gain on retroactive reinsurance	111,540	112,950	(1,410)	(1.2)%
Liability for investments purchased	44,996	—	44,996	NM
Accrued expenses and other liabilities	17,802	32,444	(14,642)	(45.1)%
NM - not meaningful
The Company's deferred commission and other acquisition expenses decreased by 17.9% and unearned premiums decreased by 17.3% primarily due to the Partial Termination Amendment with AmTrust on a cut-off basis and the termination of the remaining business under both quota share contracts with AmTrust which are now in run-off with no new business written beginning January 1, 2019. Funds withheld receivable increased by 4.6% primarily due to insurance balances receivable that were converted into funds withheld to be utilized as collateral for the European Hospital Liability Quota Share.
Accrued expenses and other liabilities decreased by 45.1% as at June 30, 2020 compared to December 31, 2019 due to reductions in the reinsurance balances payable as a result of the aforementioned termination of both AmTrust reinsurance contracts effective January 1, 2019. The Company's reserve for loss and LAE decreased by 15.1% primarily due to the recent commutation of workers' compensation reserves during 2019 in the AmTrust Reinsurance segment.
The liability for investments purchased increased by $45.0 million at June 30, 2020 compared to December 31, 2019 due to timing on investment trades primarily within the trust accounts used for collateral on the AmTrust Quota Share which were settled using restricted cash subsequent to June 30, 2020.
Capital Resources
Capital resources consist of funds deployed in support of our operations. In the six months ended June 30, 2020, our total capital resources increased by $23.0 million, or 3.0% compared to December 31, 2019 due to net income attributable to common shareholders partly offset by unrealized losses on our investment portfolio.The following table shows the movement in total capital resources at June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020	December 31, 2019	Change	Change %
Preference shares	$465,000	$465,000	$—	—%
Common shareholders' equity	65,739	42,718	23,021	53.9%
Total shareholders' equity	530,739	507,718	23,021	4.5%
Senior Notes - principal amount	262,500	262,500	—	—%
Total capital resources	$793,239	$770,218	$23,021	3.0%
The major factors contributing to the net increase in capital resources were as follows:
Shareholders' equity
Total shareholders' equity at June 30, 2020 increased by $23.0 million, or 4.5% compared to December 31, 2019 due to the following factors:

•	net income attributable to Maiden of $30.1 million for the six months ended June 30, 2020; and

•	net increase in share based transactions of $1.6 million; partly offset by

•
net decrease in AOCI of $8.6 million which arose due to: (1) an increase in net unrealized losses on investment of $4.8 million resulting from the net decrease in the fair value of our investment portfolio relating to market price movements due to widening credit spreads and unfavorable economic conditions during the six months ended June 30, 2020; and (2) a decrease in cumulative translation adjustments of $3.8 million due to the effect of the recent depreciation of the euro relative to the original currencies on our non-U.S. dollar net liabilities (excluding non-U.S. dollar denominated AFS fixed maturities).

On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the six months ended June 30, 2020, the Company did not repurchase any common shares under its share repurchase authorization. At June 30, 2020, the Company has a remaining authorization of $74.2 million for share repurchases.
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
On April 17, 2020, the Company received a letter from NASDAQ stating that the Company had not regained compliance during the compliance period and that the Company’s securities would be delisted from the NASDAQ Capital Market by the opening of business on April 28, 2020 unless the Company requests an appeal of NASDAQ’s determination to a Hearings Panel. On April 24, 2020, the Company filed a Hearing Request Form to appeal NADSAQ’s determination with the Hearings Panel, which stayed the de-listing until a decision is rendered subsequent to the appeal hearing. On June 2, 2020, the Company issued a press release announcing it has regained compliance with NADSAQ’s mimimum bid price and all applicable listing requirements for continued listing, and the appeal hearing was canceled. Accordingly, the Company's common shares continue to be listed on the NASDAQ Capital Market.
Book value and diluted book value per common share at June 30, 2020 and December 31, 2019 were computed as follows:

	June 30, 2020	December 31, 2019
($ in thousands except share and per share data)
Ending common shareholders’ equity	$65,739	$42,718
Numerator for diluted book value per common share calculation	$65,739	$42,718

Common shares outstanding	84,718,837	83,148,458
Shares issued from assumed conversion of dilutive options and restricted shares	1,563,888	1,818,797
Denominator for diluted book value per common share calculation	86,282,725	84,967,255

Book value per common share	$0.78	$0.51
Diluted book value per common share	0.76	0.50
At June 30, 2020, book value per common share increased by 52.9% and diluted book value per common share increased by 52.0%, compared to December 31, 2019. This was primarily due to our net income attributable to common shareholders of $30.1 million during the six months ended June 30, 2020, partly offset by the net decrease in AOCI of $8.6 million for the six months ended June 30, 2020.
Please see "Liquidity and Capital Resources - Investments" on page 53 for further information on the change in fair value of our fixed maturity investment portfolio.
Senior Notes
There were no changes in the Company’s Senior Notes at June 30, 2020 compared to December 31, 2019 and the Company did not enter into any short-term borrowing arrangements during the six months ended June 30, 2020. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes.
The ratio of Debt to Total Capital Resources at June 30, 2020 and December 31, 2019 was computed as follows:

	June 30, 2020	December 31, 2019
($ in thousands)
Senior notes - principal amount	$262,500	$262,500
Maiden shareholders’ equity	530,739	507,718
Total capital resources	$793,239	$770,218
Ratio of debt to total capital resources	33.1%	34.1%
Financial Strength Ratings
The Company does not have a financial strength rating from any nationally recognized statistical rating organization.

Non-GAAP Measures
As defined and described in Key Financial Measures on page 40, management uses certain key financial measures, some of which are non-GAAP measures, to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The calculation, reconciliation to nearest GAAP measure and discussion of relevant non-GAAP measures used by management are as follows:
Non-GAAP operating earnings were $1.2 million for the three months ended June 30, 2020, compared to a non-GAAP operating loss of $21.3 million for the same period in 2019. The Company's non-GAAP operating results included an underwriting loss of $0.0 million for the three months ended June 30, 2020, compared to an underwriting loss of $39.1 million for the same period in 2019, which was primarily the result of underwriting results not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) as well as claims related to the European Hospital Liability Quota Share.
Non-GAAP operating earnings were $4.4 million for the six months ended June 30, 2020, compared to a non-GAAP operating loss of $48.9 million for the same period in 2019. The Company's non-GAAP operating results included an underwriting loss of $3.7 million for the six months ended June 30, 2020, compared to an underwriting loss of $81.8 million for the same period in 2019, which was primarily the result of underwriting results not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) as well as claims related to the European Hospital Liability Quota Share.

Non-GAAP operating earnings (loss) and Non-GAAP diluted operating earnings (loss) per share attributable to common shareholders
Non-GAAP operating earnings (loss) and non-GAAP diluted operating earnings (loss) per share attributable to common shareholders can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended June 30,	2020	2019
	($ in thousands except per share data)
Net income (loss)	$9,212	$(15,413)
Add (subtract):
Net realized gains on investment	(8,875)	(24,086)
Foreign exchange and other losses (gains)	2,295	(1,207)
Change in unamortized deferred gain on retroactive reinsurance	(1,410)	—
Loss from discontinued operations, net of income tax	—	19,389
Income from NGHC Quota Share run-off	—	(24)
Non-GAAP operating earnings (loss)	$1,222	$(21,341)

Diluted earnings (loss) per share attributable to common shareholders	$0.11	$(0.19)
Add (subtract):
Net realized gains on investment	(0.11)	(0.29)
Foreign exchange and other losses (gains)	0.03	(0.01)
Change in unamortized deferred gain on retroactive reinsurance	(0.02)	—
Loss from discontinued operations, net of income tax	—	0.23
Non-GAAP diluted operating earnings (loss) per share attributable to common shareholders	$0.01	$(0.26)

For the Six Months Ended June 30,	2020	2019
	($ in thousands except per share data)
Net income (loss)	$30,073	$(52,049)
Add (subtract):
Net realized gains on investment	(19,913)	(12,985)
Total other-than-temporary impairment losses	1,506	—
Foreign exchange and other gains	(5,902)	(6,186)
Loss from NGHC Quota Share run-off	—	204
Change in unamortized deferred gain on retroactive reinsurance	(1,410)	—
Loss from discontinued operations, net of income tax	—	22,123
Non-GAAP operating earnings (loss)	$4,354	$(48,893)

Diluted earnings (loss) per share attributable to common shareholders	$0.35	$(0.63)
Add (subtract):
Net realized gains on investment	(0.24)	(0.16)
Total other-than-temporary impairment losses	0.02	—
Foreign exchange and other gains	(0.07)	(0.07)
Change in unamortized deferred gain on retroactive reinsurance	(0.01)	—
Loss from discontinued operations, net of income tax	—	0.27
Non-GAAP diluted operating earnings (loss) per share attributable to common shareholders	$0.05	$(0.59)

Non-GAAP Operating ROACE
The improvement in Non-GAAP Operating ROACE for the three and six months ended June 30, 2020 relative to the same periods in 2019 reflects the reflective improvement in non-GAAP operating earnings and was computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Non-GAAP operating earnings (loss)	$1,222	$(21,341)	$4,354	$(48,893)
Opening common shareholders’ equity	19,998	119,289	42,718	89,275
Ending common shareholders’ equity	65,739	125,572	65,739	125,572
Average common shareholders’ equity	42,869	122,431	54,229	107,424
Non-GAAP Operating ROACE	11.5%	(69.9)%	16.1%	(91.8)%
Non-GAAP Underwriting Results and Combined Ratio
The following summarizes our non-GAAP underwriting results for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Gross premiums written	$4,982	$2,117	$16,716	$(559,022)
Net premiums written	$4,090	$(409)	$14,462	$(561,939)
Net premiums earned	$21,308	$133,986	$52,523	$317,088
Other insurance revenue	250	754	658	1,566
Non-GAAP net loss and LAE(1)	(12,418)	(121,561)	(33,504)	(274,250)
Commission and other acquisition expenses	(8,154)	(49,656)	(20,127)	(119,273)
General and administrative expenses	(2,413)	(2,654)	(4,670)	(6,951)
Non-GAAP underwriting loss(1)	$(1,427)	$(39,131)	$(5,120)	$(81,820)

Ratios:
Non-GAAP net loss and LAE ratio(1)	57.6%	90.2%	63.0%	86.1%
Commission and other acquisition expense ratio	37.8%	36.9%	37.8%	37.4%
General and administrative expense ratio	43.0%	9.0%	33.5%	9.0%
Expense ratio	80.8%	45.9%	71.3%	46.4%
Non-GAAP combined ratio(1)	138.4%	136.1%	134.3%	132.5%
(1) Non-GAAP underwriting loss, non-GAAP net loss and LAE, non-GAAP net loss and LAE ratio, and non-GAAP combined ratio for the three and six months ended June 30, 2020 include the impact of favorable prior year reserve development subject to the LPT/ADC Agreement. See "Key Financial Measures" on page 40 for definitions of Non-GAAP underwriting loss, net loss and LAE, non-GAAP net loss and LAE ratio, and non-GAAP combined ratio.
The non-GAAP underwriting results as well as the non-GAAP loss and LAE and ratios and non-GAAP combined ratios reflect the recognition into income of the decrease in the estimated deferred gain arising from the LPT/ADC Agreement relating to losses subject to the AmTrust Quota Share agreement which are fully recoverable from Cavello to show the ultimate economic benefit to Maiden.
As shown in the table below, adjusted for the recognition into income of the decrease in unamortized deferred gain on retroactive reinsurance of $1.4 million during the three and six months ended June 30, 2020, the non-GAAP underwriting loss was $1.4 million and $5.1 million, respectively, compared to $39.1 million and $81.8 million for the same respective periods in 2019. The non-GAAP combined ratio during the three and six months ended June 30, 2020 was 138.4% and 134.3%, respectively, compared to 136.1% and 132.5% during the same respective periods in 2019.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Combined ratio	131.8%	136.1%	131.7%	132.5%
Less: change in unamortized deferred gain on retroactive reinsurance	(6.6)%	—%	(2.6)%	—%
Non-GAAP combined ratio	138.4%	136.1%	134.3%	132.5%

Non-GAAP Net Loss and LAE
As noted previously, the recognition of the decrease in the unamortized deferred gain on retroactive reinsurance of $1.4 million increased net loss and LAE for the three and six months ended June 30, 2020 by $1.4 million in the calculation of non-GAAP Loss and LAE as shown in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Net loss and LAE	$11,008	$121,561	$32,094	$274,250
Less: change in unamortized deferred gain on retroactive reinsurance	(1,410)	—	(1,410)	—
Non-GAAP net loss and LAE	$12,418	$121,561	$33,504	$274,250
Adjusted for the recognition into income of the decrease in the deferred gain on retroactive reinsurance of $1.4 million during the three and six months ended June 30, 2020, non-GAAP net loss and LAE was $12.4 million and $33.5 million, respectively, compared to net loss and LAE of $121.6 million and $274.3 million incurred for the same respective periods in 2019, and the non-GAAP net loss and LAE ratio was 57.6% and 63.0%, respectively, compared to net loss ratios of 90.2% and 86.1% for the same respective periods in 2019.
Adjusted Shareholders' Equity, Adjusted Total Capital Resources, Adjusted Book Value per Common Share, and Ratio of Debt to Total Adjusted Capital Resources
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at June 30, 2020 and December 31, 2019 reflect the addition of the unamortized deferred gain on retroactive reinsurance to the GAAP shareholders' equity as depicted in the computations below.
The estimated deferred gain of $111.5 million at June 30, 2020 and $113.0 million at December 31, 2019 arises from the LPT/ADC Agreement with Cavello relating to losses subject to that agreement which are fully recoverable from Cavello. The inclusion of the unamortized deferred gain in these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve Maiden's shareholders' equity over the settlement period under the terms of the agreement.
Reconciliation of shareholders' equity to Adjusted shareholders' equity and Adjusted Total Capital Resources
The following table computes adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain on retroactive reinsurance at June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020	December 31, 2019	Change	Change %
Preference shares	$465,000	$465,000	$—	—%
Common shareholders' equity	65,739	42,718	23,021	53.9%
Total shareholders' equity	530,739	507,718	23,021	4.5%
Unamortized deferred gain on retroactive reinsurance	111,540	112,950	(1,410)	(1.2)%
Adjusted shareholders' equity	642,279	620,668	21,611	3.5%
Senior Notes - principal amount	262,500	262,500	—	—%
Adjusted total capital resources	$904,779	$883,168	$21,611	2.4%
Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The adjusted book value per common share as reconciled for the recognition of the unamortized deferred gain on retroactive reinsurance at June 30, 2020 and December 31, 2019 was computed as follows:

	June 30, 2020	December 31, 2019
Book value per common share	$0.78	$0.51
Unamortized deferred gain on retroactive reinsurance	1.31	1.36
Adjusted book value per common share	$2.09	$1.87

Ratio of Debt to Adjusted Total Capital Resources
Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at June 30, 2020 and December 31, 2019 was computed as follows:

($ in thousands)	June 30, 2020	December 31, 2019
Senior notes - principal amount	$262,500	$262,500
Adjusted shareholders’ equity	642,279	620,668
Adjusted total capital resources	$904,779	$883,168
Ratio of debt to adjusted total capital resources	29.0%	29.7%
Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely affected. At June 30, 2020, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the unaudited Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange losses of $2.1 million and net foreign exchange gains of $6.3 million were generated during the three and six months ended June 30, 2020, respectively, compared to foreign exchange gains of $1.2 million and $1.9 million for the three and six months ended June 30, 2019, respectively.
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
Off-Balance Sheet Arrangements
At June 30, 2020, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
Recent Accounting Pronouncements
See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" for a discussion on recently issued accounting pronouncements not yet adopted.

Item 4. Controls and Procedures
 Our management, with the participation and under the supervision of our Co-Chief Executive Officers and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Co-Chief Executive Officers and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective. Our management, including our Co-Chief Executive Officers and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide an absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.
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
The continuing COVID-19 global pandemic has caused significant disruption to the economy and financial markets globally, and the full extent of the potential impacts of COVID-19 are not yet known. Circumstances caused by the COVID-19 pandemic are complex, uncertain and rapidly evolving. Our results of operations, financial condition, and liquidity and capital resources have been adversely impacted by the COVID-19 pandemic, and the future impact of the pandemic on our financial condition or results of operations is difficult to predict. In particular, we believe we are subject to the following risks related to the COVID-19 pandemic:
Investments. Due in large part to the uncertainty caused by the COVID-19 pandemic in global financial markets, our investment portfolio has experienced increased volatility, heightened credit risk, and declines in yields on our fixed income investments. Our investment portfolios may continue to be adversely impacted by unfavorable market conditions caused by the COVID-19 pandemic, which could cause continued volatility in our results of operations and negatively impact our financial condition.
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
Liquidity. Due to the change in fair value of our investments caused by the COVID-19 pandemic, we and our reinsurance subsidiaries may need additional capital to maintain compliance with regulatory capital requirements and/or be required to post additional collateral under existing reinsurance arrangements, which could reduce our liquidity. In addition, we may experience continued volatility in our results of operations which could negatively impact our financial condition and create a reduction in the amount of available distribution or dividend capacity from our regulated reinsurance subsidiaries, which would also reduce liquidity.
Operational Disruptions. We rely on the continued productivity of our senior executive team, our employees, and agents, brokers, third party administrators, suppliers and outsourcing providers to carry out our operations. If any of these people are unable to continue to work productively, or at all, due to illness, government restrictions, remote working conditions, or other disruptions related to the COVID-19 pandemic, our ability to conduct our operations may be adversely affected. In addition, like many other companies, the vast majority of our employees are working remotely, and we are therefore more dependent on our information technology systems and the continued access by our employees and service providers to reliable internet and telecommunications systems. We will be adversely affected if these systems do not function effectively or are disrupted due to heightened demand, cybersecurity attacks and data security incidents, or for any other related reason. These types of operational disruptions that impact our people and/or systems and others we may not foresee, would negatively impact our ability to settle claims efficiently, complete acquisitions, integrate our acquired businesses, manage our investments, provide or submit timely filing requirements with the SEC and other regulators or otherwise conduct our business.
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
2. (c) Share Repurchases
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. The Company has a remaining authorization of $74,245 for share repurchases at June 30, 2020. There were no share repurchases during the three months ended June 30, 2020 under the share repurchase authorization.

For the Three Months Ended June 30, 2020	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Dollar amount still available under trading plan
				($ in thousands)
April 1, 2020 - April 30, 2020	—	$—	—	$74,245
May 1, 2020 - May 31, 2020	834	1.13	—	74,245
June 1, 2020 - June 30, 2020	—	—	—	74,245
Total	834	$1.13	—	74,245

Subsequent to the three months ended June 30, 2020 and through the period ended August 14, 2020, the Company did not repurchase any additional common shares which represent withholdings in respect of tax obligations on the vesting of performance based shares.

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
101.1
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensive Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) the unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
August 14, 2020		/s/ Lawrence F. Metz
Lawrence F. Metz President and Co-Chief Executive Officer

/s/ Patrick J. Haveron
Patrick J. Haveron Co-Chief Executive Officer and Chief Financial Officer