Form 10-Q
period 2020-09-30
Maiden Holdings, Ltd.
filed 2020-11-13
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
Yes ☐ No ☒
As of November 9, 2020, the number of shares of the Registrant's Common Stock ($.01 par value) outstanding was 84,801,161.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2020 - $1,258,915; 2019 - $1,813,426)	$1,287,967	$1,835,518
Other investments	75,364	31,748
Total investments	1,363,331	1,867,266
Cash and cash equivalents	91,721	48,197
Restricted cash and cash equivalents	98,174	59,081
Accrued investment income	12,510	18,331
Reinsurance balances receivable, net	6,144	12,181
Reinsurance recoverable on unpaid losses	597,677	623,422
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $49,216 and $68,433 from related parties in 2020 and 2019, respectively)	55,962	77,356
Funds withheld receivable (includes $601,902 and $632,305 from related parties in 2020 and 2019, respectively)	652,855	684,441
Other assets	8,355	9,946
Total assets	$3,054,704	$3,568,196
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,810,043 and $2,272,418 from related parties in 2020 and 2019, respectively)	$1,975,073	$2,439,907
Unearned premiums (includes $138,252 and $189,797 from related parties in 2020 and 2019, respectively)	161,453	220,269
Deferred gain on retroactive reinsurance	79,995	112,950
Accrued expenses and other liabilities (includes $34,414 and $20,049 from related parties in 2020 and 2019, respectively)	45,026	32,444
Senior notes - principal amount	262,500	262,500
Less: unamortized debt issuance costs	7,429	7,592
Senior notes, net	255,071	254,908
Total liabilities	2,516,618	3,060,478
Commitments and Contingencies
EQUITY
Preference shares	465,000	465,000
Common shares ($0.01 par value; 89,777,896 and 88,161,638 shares issued in 2020 and 2019, respectively; 84,763,882 and 83,148,458 shares outstanding in 2020 and 2019, respectively)	898	882
Additional paid-in capital	753,324	751,327
Accumulated other comprehensive income	13,957	17,836
Accumulated deficit	(663,559)	(695,794)
Treasury shares, at cost (5,014,014 and 5,013,180 shares in 2020 and 2019, respectively)	(31,534)	(31,533)
Total shareholders’ equity	538,086	507,718
Total liabilities and equity	$3,054,704	$3,568,196
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Gross premiums written	$3,517	$35,844	$20,233	$(523,178)
Net premiums written	$3,031	$35,944	$17,493	$(525,995)
Change in unearned premiums	21,274	58,954	59,335	937,981
Net premiums earned	24,305	94,898	76,828	411,986
Other insurance revenue	261	554	919	2,120
Net investment income	12,686	13,223	44,959	76,367
Net realized gains on investment	4,133	12,700	24,046	25,685
Total other-than-temporary impairment losses	(962)	(165)	(2,468)	(165)
Total revenues	40,423	121,210	144,284	515,993
Expenses
Net loss and loss adjustment expenses	9,065	140,860	41,159	415,110
Commission and other acquisition expenses	9,651	32,763	29,778	152,036
General and administrative expenses	8,160	8,898	25,971	37,675
Interest and amortization expenses	4,832	4,831	14,493	14,490
Foreign exchange and other losses (gains)	6,536	(7,827)	634	(14,013)
Total expenses	38,244	179,525	112,035	605,298
Income (loss) from continuing operations before income taxes	2,179	(58,315)	32,249	(89,305)
Less: income tax expense (benefit)	17	87	14	(977)
Income (loss) from continuing operations	2,162	(58,402)	32,235	(88,328)
Income (loss) from discontinued operations, net of income tax	—	75	—	(22,048)
Net income (loss)	$2,162	$(58,327)	$32,235	$(110,376)
Basic and diluted earnings (loss) from continuing operations per share attributable to common shareholders	$0.03	$(0.70)	$0.38	$(1.06)
Basic and diluted loss from discontinued operations per share attributable to common shareholders	—	—	—	(0.27)
Basic and diluted earnings (loss) per share attributable to common shareholders	$0.03	$(0.70)	$0.38	$(1.33)
Weighted average number of common shares - basic and diluted	84,744,787	83,092,085	84,181,528	83,036,925

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$2,162	$(58,327)	$32,235	$(110,376)
Other comprehensive income (loss)
Net unrealized holdings gains (losses) on fixed maturities arising during period	15,028	(2,129)	16,603	89,919
Adjustment for reclassification of net realized gains recognized in net income (loss)	(3,242)	(8,555)	(9,643)	(11,482)
Foreign currency translation adjustment	(6,998)	11,480	(10,821)	9,286
Other comprehensive income (loss), before tax	4,788	796	(3,861)	87,723
Income tax expense related to components of other comprehensive income (loss)	(32)	(12)	(18)	(93)
Other comprehensive income (loss), after tax	4,756	784	(3,879)	87,630
Comprehensive income (loss)	6,918	(57,543)	28,356	(22,746)
Comprehensive income attributable to noncontrolling interests	—	—	—	(78)
Comprehensive income (loss) attributable to Maiden	$6,918	$(57,543)	$28,356	$(22,824)
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Preference shares - Series A, C and D
Beginning balance	$465,000	$465,000	$465,000	$465,000
Ending balance	465,000	465,000	465,000	465,000
Common shares
Beginning balance	897	881	882	879
Exercise of options and issuance of common shares	1	—	16	2
Ending balance	898	881	898	881
Additional paid-in capital
Beginning balance	752,896	751,007	751,327	749,418
Exercise of options and issuance of common shares	(1)	—	(16)	(2)
Share-based compensation expense	429	131	2,013	1,722
Ending balance	753,324	751,138	753,324	751,138
Accumulated other comprehensive income
Beginning balance	9,201	21,152	17,836	(65,616)
Change in net unrealized gains (losses) on investment	11,754	(10,696)	6,942	78,344
Foreign currency translation adjustment	(6,998)	11,480	(10,821)	9,208
Ending balance	13,957	21,936	13,957	21,936
Accumulated deficit
Beginning balance	(665,721)	(615,940)	(695,794)	(563,891)
Net income (loss)	2,162	(58,327)	32,235	(110,376)
Ending balance	(663,559)	(674,267)	(663,559)	(674,267)
Treasury shares
Beginning balance	(31,534)	(31,528)	(31,533)	(31,515)
Shares repurchased	—	(5)	(1)	(18)
Ending balance	(31,534)	(31,533)	(31,534)	(31,533)
Non-controlling interests in subsidiaries
Beginning balance	—	—	—	641
Disposal of subsidiaries	—	—	—	(719)
Foreign currency translation adjustment	—	—	—	78
Ending balance	—	—	—	—
Total shareholders' equity	$538,086	$533,155	$538,086	$533,155
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Nine Months Ended September 30,	2020	2019
Cash flows from operating activities
Net income (loss)	$32,235	$(110,376)
Less: net loss from discontinued operations	—	22,048
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, amortization and share-based compensation	6,318	5,737
Net realized gains on investment	(24,046)	(25,685)
Total other-than-temporary impairment losses	2,468	165
Foreign exchange and other losses (gains)	634	(14,013)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	22,200	18,517
Reinsurance recoverable on unpaid losses	(7,334)	(439,142)
Accrued investment income	5,899	8,542
Deferred commission and other acquisition expenses	21,507	159,524
Funds withheld receivable	53,205	(82,459)
Other assets	(3,589)	(5,843)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(476,655)	87,772
Unearned premiums	(59,250)	(518,542)
Accrued expenses and other liabilities	(21,256)	(53,686)
Net cash used in continuing operations	(447,664)	(947,441)
Net cash used in discontinued operations	—	(1,842)
Net cash used in operating activities	(447,664)	(949,283)
Cash flows from investing activities:
Purchases of fixed maturities	(355,966)	(1,917,030)
Purchases of other investments	(45,279)	(7,450)
Proceeds from sales of fixed maturities	477,358	845,962
Proceeds from maturities, paydowns and calls of fixed maturities	451,380	1,766,914
Proceeds from sale and redemption of other investments	1,786	858
Other, net	(602)	3,253
Net cash provided by investing activities for continuing operations	528,677	692,507
Net cash used in investing activities for discontinued operations	—	(6,113)
Net cash provided by investing activities	528,677	686,394
Cash flows from financing activities:
Repurchase of common shares	(1)	(18)
Net cash used in financing activities	(1)	(18)
Effect of exchange rate changes on foreign currency cash, restricted cash and equivalents	1,605	(1,269)
Net increase (decrease) in cash, restricted cash and cash equivalents	82,617	(264,176)
Cash, restricted cash and cash equivalents, beginning of period	107,278	337,102
Cash, restricted cash and cash equivalents, end of period	$189,895	$72,926
Reconciliation of cash and restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$91,721	$39,755
Restricted cash and cash equivalents, end of period	98,174	33,171
Total cash, restricted cash and cash equivalents, end of period	$189,895	$72,926
Non-cash investing activities
Investments transferred out related to Partial Termination Amendment and Commutation	$—	$599,613
Investments transferred out for transactions under remaining AmTrust Quota Share business	—	812,068
Investments transferred out related to discontinued operations	—	68,262
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
As part of the Strategic Review, a series of transactions were entered into including: (1) completed the sale of Maiden Reinsurance North America, Inc. ("Maiden US") on December 27, 2018; (2) Maiden Reinsurance's shareholders, Maiden Holdings and Maiden Holdings North America, Ltd. ("Maiden NA"), each made their pro rata portion of capital injections in the aggregate of $125,000 on December 31, 2018 and $70,000 on January 18, 2019 to Maiden Reinsurance from the sale proceeds of Maiden US; (3) entered into a partial termination amendment ("Partial Termination Amendment") with AmTrust Financial Services, Inc. ("AmTrust") effective January 1, 2019 which amended the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary AmTrust International Insurance, Ltd. (“AII”) (as more fully described in "Note 10 - Related Party Transactions"); (4) entered into amendments which terminated the AmTrust Quota Share and the European hospital liability Quota Share Reinsurance Contract (“European Hospital Liability Quota Share”) with AmTrust’s wholly owned subsidiaries AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC") effective January 1, 2019 (these transactions are broadly referred to herein as the "Final AmTrust QS Terminations"); (5) entered into the Loss Portfolio Transfer and Adverse Development Cover Agreement ("LPT/ADC Agreement") with Enstar Group Limited ("Enstar") pursuant to the revised Master Transaction Agreement entered into on March 1, 2019; and (6) entered into a Commutation and Release Agreement with AmTrust to commute certain workers' compensation business with AII as of January 1, 2019.
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
Re-domestication of Maiden Reinsurance
Effective March 16, 2020, we re-domesticated our principal operating subsidiary, Maiden Reinsurance, to the State of Vermont in the U.S., having made the necessary filings in both Vermont and Bermuda in the fourth quarter of 2019 and first quarter of 2020. Maiden Reinsurance is now subject to the statutes and regulations of Vermont in the ordinary course of business. We have determined that re-domesticating Maiden Reinsurance to Vermont enables us to better align our capital and resources with our liabilities, which originate mostly in the United States, resulting in a more efficient structure. The re-domestication, in combination with the transactions completed pursuant to the Strategic Review, will continue to strengthen the Company’s capital position and solvency ratios.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
1. Basis of Presentation (continued)
While the Vermont Department of Financial Regulation ("Vermont DFR") will be the group supervisor for the Company, the re-domestication did not apply to the parent holding company which remains a Bermuda-based holding company. Securities issued by Maiden Holdings were not affected by the re-domestication of Maiden Reinsurance to Vermont. Concurrent with its re-domestication to Vermont on March 16, 2020, Maiden Holdings contributed as capital the remaining 65% of its ownership in Maiden Reinsurance to Maiden NA. Maiden NA now owns 100% of Maiden Reinsurance in the aggregate.
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

For the Three Months Ended September 30, 2020	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$9,152	$(5,635)	$3,517
Net premiums written	$8,666	$(5,635)	$3,031
Net premiums earned	$11,323	$12,982	$24,305
Other insurance revenue	261	—	261
Net loss and loss adjustment expenses ("loss and LAE")	(6,624)	(2,441)	(9,065)
Commission and other acquisition expenses	(4,204)	(5,447)	(9,651)
General and administrative expenses	(1,818)	(630)	(2,448)
Underwriting (loss) income	$(1,062)	$4,464	3,402
Reconciliation to net income from continuing operations
Net investment income and realized gains on investment			16,819
Total other-than-temporary impairment losses			(962)
Interest and amortization expenses			(4,832)
Foreign exchange and other losses, net			(6,536)
Other general and administrative expenses			(5,712)
Income tax expense			(17)
Net income from continuing operations			$2,162

Net loss and LAE ratio(1)	57.2%	18.8%	36.9%
Commission and other acquisition expense ratio(2)	36.3%	42.0%	39.3%
General and administrative expense ratio(3)	15.7%	4.8%	33.2%
Expense ratio(4)	52.0%	46.8%	72.5%
Combined ratio(5)	109.2%	65.6%	109.4%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Three Months Ended September 30, 2019	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$14,439	$21,405	$—	$35,844
Net premiums written	$14,539	$21,405	$—	$35,944
Net premiums earned	$20,492	$74,406	$—	$94,898
Other insurance revenue	554	—	—	554
Net loss and LAE	(13,807)	(126,945)	(108)	(140,860)
Commission and other acquisition expenses	(7,005)	(25,758)	—	(32,763)
General and administrative expenses	(1,849)	(235)	—	(2,084)
Underwriting loss	$(1,615)	$(78,532)	$(108)	(80,255)
Reconciliation to net loss from continuing operations
Net investment income and realized gains on investment				25,923
Total other-than-temporary impairment losses				(165)
Interest and amortization expenses				(4,831)
Foreign exchange and other gains				7,827
Other general and administrative expenses				(6,814)
Income tax expense				(87)
Net loss from continuing operations				$(58,402)

Net loss and LAE ratio(1)	65.6%	170.6%		147.6%
Commission and other acquisition expense ratio(2)	33.3%	34.6%		34.3%
General and administrative expense ratio(3)	8.8%	0.3%		9.3%
Expense ratio(4)	42.1%	34.9%		43.6%
Combined ratio(5)	107.7%	205.5%		191.2%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Nine Months Ended September 30, 2020	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$30,573	$(10,340)	$20,233
Net premiums written	$27,591	$(10,098)	$17,493
Net premiums earned	$35,381	$41,447	$76,828
Other insurance revenue	919	—	919
Net loss and LAE	(19,703)	(21,456)	(41,159)
Commission and other acquisition expenses	(13,557)	(16,221)	(29,778)
General and administrative expenses	(5,177)	(1,941)	(7,118)
Underwriting (loss) income	$(2,137)	$1,829	(308)
Reconciliation to net income from continuing operations
Net investment income and realized gains on investment			69,005
Total other-than-temporary impairment losses			(2,468)
Interest and amortization expenses			(14,493)
Foreign exchange and other losses			(634)
Other general and administrative expenses			(18,853)
Income tax expense			(14)
Net income from continuing operations			$32,235

Net loss and LAE ratio(1)	54.3%	51.8%	52.9%
Commission and other acquisition expense ratio(2)	37.3%	39.1%	38.3%
General and administrative expense ratio(3)	14.3%	4.7%	33.4%
Expense ratio(4)	51.6%	43.8%	71.7%
Combined ratio(5)	105.9%	95.6%	124.6%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Nine Months Ended September 30, 2019	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$41,021	$(564,199)	$—	$(523,178)
Net premiums written	$38,204	$(564,199)	$—	$(525,995)
Net premiums earned	$68,256	$343,730	$—	$411,986
Other insurance revenue	2,120	—	—	2,120
Net loss and LAE	(40,695)	(374,103)	(312)	(415,110)
Commission and other acquisition expenses	(24,413)	(127,623)	—	(152,036)
General and administrative expenses	(6,972)	(2,063)	—	(9,035)
Underwriting loss	$(1,704)	$(160,059)	$(312)	(162,075)
Reconciliation to net loss from continuing operations
Net investment income and realized gains on investment				102,052
Total other-than-temporary impairment losses				(165)
Interest and amortization expenses				(14,490)
Foreign exchange and other gains				14,013
Other general and administrative expenses				(28,640)
Income tax benefit				977
Net loss from continuing operations				$(88,328)

Net loss and LAE ratio(1)	57.8%	108.8%		100.2%
Commission and other acquisition expense ratio(2)	34.7%	37.1%		36.7%
General and administrative expense ratio(3)	9.9%	0.6%		9.1%
Expense ratio(4)	44.6%	37.7%		45.8%
Combined ratio(5)	102.4%	146.5%		146.0%
(1)Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.
(2)Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.
(3)Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.
(4)Calculated by adding together the commission and other acquisition expense ratio and general and administrative expense ratio.
(5)Calculated by adding together net loss and LAE ratio and the expense ratio.

The following tables summarize the financial position of the Company's reportable segments including the reconciliation to the Company's consolidated total assets at September 30, 2020 and December 31, 2019:

September 30, 2020	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$156,237	$2,413,955	$2,570,192
Corporate assets	—	—	484,512
Total Assets	$156,237	$2,413,955	$3,054,704

December 31, 2019	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$167,845	$2,843,802	$3,011,647
Corporate assets	—	—	556,549
Total Assets	$167,845	$2,843,802	$3,568,196

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the three and nine months ended September 30, 2020 and 2019:

For the Three Months Ended September 30,	2020	2019
Net premiums written	Total	Total
Diversified Reinsurance
International	$8,757	$14,563
Other	(91)	(24)
Total Diversified Reinsurance	8,666	14,539
AmTrust Reinsurance
Small Commercial Business	(2,123)	8,050
Specialty Program	(209)	4,139
Specialty Risk and Extended Warranty	(3,303)	9,216
Total AmTrust Reinsurance	(5,635)	21,405
Total Net Premiums Written	$3,031	$35,944

For the Nine Months Ended September 30,	2020	2019
Net premiums written	Total	Total
Diversified Reinsurance
International	$27,627	$38,246
Other	(36)	(42)
Total Diversified Reinsurance	27,591	38,204
AmTrust Reinsurance
Small Commercial Business	(8,517)	(329,116)
Specialty Program	268	(24,500)
Specialty Risk and Extended Warranty	(1,849)	(210,583)
Total AmTrust Reinsurance	(10,098)	(564,199)
Total Net Premiums Written	$17,493	$(525,995)
The following tables set forth financial information relating to net premiums earned by major line of business and reportable segment for the three and nine months ended September 30, 2020 and 2019:

For the Three Months Ended September 30,	2020		2019
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$11,414	47.0%	$20,516	21.6%
Other	(91)	(0.4)%	(24)	—%
Total Diversified Reinsurance	11,323	46.6%	20,492	21.6%
AmTrust Reinsurance
Small Commercial Business	(1,921)	(7.9)%	18,686	19.7%
Specialty Program	(190)	(0.8)%	22,204	23.4%
Specialty Risk and Extended Warranty	15,093	62.1%	33,516	35.3%
Total AmTrust Reinsurance	12,982	53.4%	74,406	78.4%
Total Net Premiums Earned	$24,305	100.0%	$94,898	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Nine Months Ended September 30,	2020		2019
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$35,417	46.1%	$68,298	16.6%
Other	(36)	—%	(42)	—%
Total Diversified Reinsurance	35,381	46.1%	68,256	16.6%
AmTrust Reinsurance
Small Commercial Business	(8,094)	(10.6)%	81,424	19.8%
Specialty Program	311	0.4%	128,751	31.2%
Specialty Risk and Extended Warranty	49,230	64.1%	133,555	32.4%
Total AmTrust Reinsurance	41,447	53.9%	343,730	83.4%
Total Net Premiums Earned	$76,828	100.0%	$411,986	100.0%

4. Investments
a)Fixed Maturities
The original or amortized cost, estimated fair value and gross unrealized gains and losses of fixed maturities at September 30, 2020 and December 31, 2019 are as follows:

September 30, 2020	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$100,930	$197	$—	$101,127
U.S. agency bonds – mortgage-backed	339,144	11,567	(361)	350,350
Non-U.S. government and supranational bonds	8,649	605	(32)	9,222
Asset-backed securities	184,982	1,233	(1,225)	184,990
Corporate bonds	625,210	27,782	(10,714)	642,278
Total fixed maturity investments	$1,258,915	$41,384	$(12,332)	$1,287,967

December 31, 2019	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$94,921	$704	$—	$95,625
U.S. agency bonds – mortgage-backed	533,296	6,717	(1,291)	538,722
Non-U.S. government and supranational bonds	11,796	294	(91)	11,999
Asset-backed securities	187,881	821	(532)	188,170
Corporate bonds	981,441	31,140	(15,725)	996,856
Municipal bonds	4,091	55	—	4,146
Total fixed maturity investments	$1,813,426	$39,731	$(17,639)	$1,835,518

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

September 30, 2020	Amortized cost	Fair value
Due in one year or less	$161,459	$160,918
Due after one year through five years	445,698	459,737
Due after five years through ten years	127,632	131,972
	734,789	752,627
U.S. agency bonds – mortgage-backed	339,144	350,350
Asset-backed securities	184,982	184,990
Total fixed maturity investments	$1,258,915	$1,287,967
The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2020	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. agency bonds – mortgage-backed	$25,644	$(252)	$9,871	$(109)	$35,515	$(361)
Non-U.S. government and supranational bonds	1,481	(11)	597	(21)	2,078	(32)
Asset-backed securities	35,748	(450)	60,211	(775)	95,959	(1,225)
Corporate bonds	100,944	(4,857)	76,452	(5,857)	177,396	(10,714)
Total temporarily impaired fixed maturities	$163,817	$(5,570)	$147,131	$(6,762)	$310,948	$(12,332)
At September 30, 2020, there were 116 securities in an unrealized loss position with a fair value of $310,948 and unrealized losses of $12,332. Of these securities, there were 54 securities that have been in an unrealized loss position for twelve months or greater with a fair value of $147,131 and unrealized losses of $6,762.

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
Other-than-temporarily impaired
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At September 30, 2020, we determined that unrealized losses on fixed maturities were primarily due to changes in interest rates as well as the impact of foreign exchange rate changes on certain foreign currency denominated fixed maturities since their date of purchase. All fixed maturity securities continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed maturity securities that the Company does not plan to sell and for which the Company is not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Based on our analysis, our fixed maturity portfolio is of high credit quality and we believe the amortized cost basis of the securities will ultimately be recovered. The Company continually monitors the credit quality of the fixed maturity investments to assess if it is probable that it will receive contractual or estimated cash flows in the form of principal and interest. For the three and nine months ended September 30, 2020, $962 and $2,468 of OTTI charges were recognized in earnings on two and four fixed maturity securities, respectively. For the three and nine months ended September 30, 2019, the Company recognized $165 in OTTI charges in earnings on one fixed maturity security.
The following tables summarize the credit ratings of our fixed maturities as at September 30, 2020 and December 31, 2019:

September 30, 2020	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$100,930	$101,127	7.8%
U.S. agency bonds	339,144	350,350	27.2%
AAA	97,188	97,508	7.6%
AA+, AA, AA-	114,808	116,591	9.1%
A+, A, A-	280,518	288,467	22.4%
BBB+, BBB, BBB-	280,263	289,970	22.5%
BB+ or lower	46,064	43,954	3.4%
Total fixed maturities (1)	$1,258,915	$1,287,967	100.0%

December 31, 2019	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$94,921	$95,625	5.2%
U.S. agency bonds	533,296	538,722	29.4%
AAA	99,212	99,542	5.4%
AA+, AA, AA-	101,491	101,467	5.5%
A+, A, A-	540,002	549,479	29.9%
BBB+, BBB, BBB-	438,731	445,202	24.3%
BB+ or lower	5,773	5,481	0.3%
Total fixed maturities(1)	$1,813,426	$1,835,518	100.0%
(1)Ratings above are based on Standard & Poor’s ("S&P"), or equivalent, ratings.
b)Other Investments
The table below shows the fair value of the Company's other investments as at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Fair value	% of Total fair value	Fair value	% of Total fair value
Hedge fund investments	$25,376	60.4%	$—	—%
Investment in limited partnerships	13,850	33.0%	3,077	63.1%
Other	2,800	6.6%	1,800	36.9%
Total other investments	$42,026	100.0%	$4,877	100.0%
The Company also holds other investments made by special purpose vehicles ("SPV") related to lending activities of $33,338 at September 30, 2020 (December 31, 2019 - $26,871). These investments are carried at cost less impairment, if any, with any indication of impairment recognized in income when determined. Because these investments are carried at cost, they are not included in the table above. Please see "Note 5 - Fair Value Measurements" for additional information.
The Company has remaining unfunded commitments on its investment in limited partnerships of $333 at September 30, 2020 (December 31, 2019 - $340). The Company also has a remaining unfunded commitment on its investment in special purpose vehicles focused on lending activities of $23,127 at September 30, 2020 (December 31, 2019 - $767).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
c)Net Investment Income
Net investment income was derived from the following sources:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed maturities	$7,647	$19,798	$29,933	$69,540
Funds withheld interest	3,981	5,267	11,843	14,973
Loan to related party	886	1,777	3,111	5,441
Cash and cash equivalents and other	548	599	1,203	2,190
	13,062	27,441	46,090	92,144
Interest paid on LPT/ADC and Commutation (1)	—	(13,596)	—	(13,596)
Investment expenses	(376)	(622)	(1,131)	(2,181)
Net investment income	$12,686	$13,223	$44,959	$76,367
(1) Interest expense paid on LPT/ADC Agreement and Commutation Payment includes: a) Maiden Reinsurance paid Enstar approximately $7,261 in interest related to the LPT/ADC Agreement premium, calculated at the rate of 2.64% per annum from January 1, 2019 through August 12, 2019; and b) Maiden Reinsurance paid AII approximately $6,335 in interest related to the Commutation Payment premium, calculated at the rate of 3.30% per annum from January 1, 2019 through August 12, 2019. Settlement of funding for the LPT/ADC Agreement and Commutation Payment occurred on August 12, 2019 by Maiden Reinsurance's transfer of cash and invested assets as described in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.
d) Realized Gains (Losses) on Investment
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized gains (losses) on investment included in the Condensed Consolidated Statements of Income:

For the Three Months Ended September 30, 2020	Gross gains	Gross losses	Net
Fixed maturities	$3,948	$—	$3,948
Other investments	715	(530)	185
Net realized gains (losses) on investment	$4,663	$(530)	$4,133

For the Three Months Ended September 30, 2019	Gross gains	Gross losses	Net
Fixed maturities	$13,506	$(904)	$12,602
Other investments	98	—	98
Net realized gains (losses) on investment	$13,604	$(904)	$12,700

For the Nine Months Ended September 30, 2020	Gross gains	Gross losses	Net
AFS fixed maturities	$23,939	$(1)	$23,938
Other investments	822	(714)	108
Net realized gains (losses) on investment	$24,761	$(715)	$24,046

For the Nine Months Ended September 30, 2019	Gross gains	Gross losses	Net
AFS fixed maturities	$41,366	$(15,785)	$25,581
Other investments	249	(145)	104
Net realized gains (losses) on investment	$41,615	$(15,930)	$25,685
Proceeds from sales of fixed maturities were $71,857 and $477,358 for the three and nine months ended September 30, 2020, respectively (2019 - $136,347 and $845,962, respectively).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Net unrealized gains on investments were as follows at September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020	December 31, 2019
Fixed maturities	$29,052	$22,092
Deferred income tax	(114)	(96)
Net unrealized gains, net of deferred income tax	$28,938	$21,996
Change, net of deferred income tax	$6,942	$81,758
e)Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of these restricted assets were as follows at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Restricted cash – third party agreements	$22,669	$21,447
Restricted cash – related party agreements	75,505	37,634
Total restricted cash	98,174	59,081
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2020 – $62,013; 2019 – $65,539)	62,059	65,678
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2020 – $972,375; 2019 – $1,366,873)	997,935	1,382,994
Total restricted investments	1,059,994	1,448,672
Total restricted cash and investments	$1,158,168	$1,507,753

5. Fair Value of Financial Instruments
(a) Fair Values of Financial Instruments
Fair Value Measurements — Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. Additionally, ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•Level 1 — Valuations based on unadjusted quoted market prices for identical assets or liabilities that we have the ability to access. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Examples of assets and liabilities utilizing Level 1 inputs include: U.S. Treasury bonds;
•Level 2 — Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data. Examples of assets and liabilities utilizing Level 2 inputs include: U.S. government-sponsored agency securities; non-U.S. government and supranational obligations; commercial mortgage-backed securities ("CMBS"); collateralized loan obligations ("CLO"); corporate and municipal bonds; and
•Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our own assumptions about assumptions that market participants would use. Examples of assets and liabilities utilizing Level 3 inputs include: an investment in preference shares of a start-up insurance producer.
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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at September 30, 2020 and December 31, 2019.
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
Other investments — Includes unquoted investments comprised of investments in limited partnerships, hedge funds and other investments which includes investments in special purpose vehicles focused on lending activities as well as investments in start-up insurance entities. The fair values of the limited partnerships and hedge funds are determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. The fair value of these investments are measured using the NAV practical expedient and therefore have not been categorized within the fair value hierarchy. If there is a reporting lag between the current period end and reporting date of the latest available fund valuation, fair values are estimated by starting with the most recently available valuation and adjusting for return estimates as well as any subscriptions and distributions that took place during the current period.
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
At September 30, 2020 and December 31, 2019, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$101,127	$—	$—	$—	$101,127
U.S. agency bonds – mortgage-backed	—	350,350	—	—	350,350
Non-U.S. government and supranational bonds	—	9,222	—	—	9,222
Asset-backed securities	—	184,990	—	—	184,990
Corporate bonds	—	642,278	—	—	642,278
Other investments	—	—	2,800	39,226	42,026
Total	$101,127	$1,186,840	$2,800	$39,226	$1,329,993
As a percentage of total assets	3.3%	38.8%	0.1%	1.3%	43.5%

December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$95,625	$—	$—	$—	$95,625
U.S. agency bonds – mortgage-backed	—	538,722	—	—	538,722
Non-U.S. government and supranational bonds	—	11,999	—	—	11,999
Asset-backed securities	—	188,170	—	—	188,170
Corporate bonds	—	996,856	—	—	996,856
Municipal bonds	—	4,146	—	—	4,146
Other investments	—	—	1,800	3,077	4,877
Total	$95,625	$1,739,893	$1,800	$3,077	$1,840,395
As a percentage of total assets	2.7%	48.8%	0.1%	0.1%	51.7%
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
The Pricing Service was utilized to estimate fair value measurements for 99.5% and 99.7% of our fixed maturities at September 30, 2020 and December 31, 2019, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Because fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
At September 30, 2020 and December 31, 2019, 0.5% and 0.3%, respectively, of the Level 2 fixed maturities are valued using the market approach. At September 30, 2020 and December 31, 2019, one security or $6,172 and $5,481, respectively, of Level 2 fixed maturities, was priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At September 30, 2020 and December 31, 2019, the Company has not adjusted any pricing provided to it based on the review performed by its investment managers.
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
(c) Level 3 Financial Instruments
At September 30, 2020, the Company has other investments of $2,800 (December 31, 2019 - $1,800) which includes investments in start-up insurance entities. Due to significant unobservable inputs in these valuations, the Company classifies the fair value estimate of these other investments as Level 3 within the fair value hierarchy.
(d) Financial Instruments not measured at Fair Value
The following table presents the respective carrying value and fair value for the financial instruments not measured at fair value on the Condensed Consolidated Balance Sheets as at September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Other investments in SPV related to lending activities	$33,338	$42,452	$26,871	$42,156

Financial Liabilities
Senior Notes - MHLA – 6.625%	$110,000	$87,340	$110,000	$86,460
Senior Notes - MHNC – 7.75%	152,500	134,444	152,500	137,067
Total financial liabilities	$262,500	$221,784	$262,500	$223,527

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
As described in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, Cavello Bay Reinsurance Limited ("Cavello"), Enstar’s Bermuda reinsurance affiliate, and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were retroceded to Cavello on December 27, 2018. As at December 31, 2018, the assets and liabilities related to this business including the retrocession agreement were classified as held for sale, however, a decision was made to reclassify them as it is now considered unlikely that these reserves will be novated in the foreseeable future; therefore, there are no remaining assets and liabilities classified as held for sale as at September 30, 2020 and December 31, 2019.
The following table summarizes the major classes of items constituting the net loss from discontinued operations for the three and nine months ended September 30, 2019 presented in the unaudited Condensed Consolidated Statements of Income:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2019	2019
Net loss and loss adjustment expenses	$—	$6,363
General and administrative expenses	1	(1,842)
Income from discontinued operations before income tax	1	4,521
Loss on disposal of discontinued operations	—	(25,474)
Income tax benefit (expense)	74	(1,095)
Income (loss) from discontinued operations, net of income tax	$75	$(22,048)

As a result of the Settlement and Commutation Agreement entered into by Maiden and Enstar on July 31, 2019, Maiden recorded an additional loss from discontinued operations of $16,714 for the nine months ended September 30, 2019.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At September 30, 2020 and December 31, 2019, both Maiden Holdings and its wholly owned subsidiary, Maiden NA, have outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") and 2013 ("2013 Senior Notes"), respectively (collectively "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following tables detail the issuances of Senior Notes outstanding at September 30, 2020 and December 31, 2019:

September 30, 2020	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,528	3,901	7,429
Carrying value	$106,472	$148,599	$255,071

December 31, 2019	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,565	4,027	7,592
Carrying value	$106,435	$148,473	$254,908

Other details:
Original debt issuance costs	$3,715	$5,054
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%
The interest expense incurred on the Senior Notes for the three and nine months ended September 30, 2020 was $4,777 and $14,330, respectively (2019 - $4,777 and $14,330, respectively), of which $1,342 was accrued at both September 30, 2020 and December 31, 2019, respectively. The issuance costs related to the Senior Notes were capitalized and are being amortized over the effective life of the Senior Notes. The amortization expense for the three and nine months ended September 30, 2020 was $55 and $163, respectively (2019 - $54 and $160, respectively).
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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the nine months ended September 30, 2020 and 2019 was as follows:

For the Nine Months Ended September 30,	2020	2019
Premiums written
Direct	$14,718	$12,819
Assumed	5,515	(535,997)
Ceded	(2,740)	(2,817)
Net	$17,493	$(525,995)
Premiums earned
Direct	$14,630	$11,903
Assumed	64,853	402,197
Ceded	(2,655)	(2,114)
Net	$76,828	$411,986
Loss and LAE
Gross loss and LAE	$54,845	$415,429
Loss and LAE ceded	(13,686)	(319)
Net	$41,159	$415,110
The Company's reinsurance recoverable on unpaid losses balance as at September 30, 2020 was $597,677 (December 31, 2019 - $623,422) presented in the Condensed Consolidated Balance Sheets. At September 30, 2020 and December 31, 2019, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.
As discussed in "Note 1. Organization", on December 27, 2018, Cavello and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were retroceded to Cavello in exchange for a ceding commission. The balance of reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $69,454 at September 30, 2020 (December 31, 2019 - $62,699).
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
The LPT/ADC Agreement provides Maiden Reinsurance with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445,000 are recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. The amount of the deferral is recalculated each period based on loss payments and updated estimates. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. As of September 30, 2020, the reinsurance recoverable on unpaid losses under the retroactive reinsurance agreement were $524,995 while the deferred gain liability was $79,995 (December 31, 2019 - $557,950 and $112,950, respectively). Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
Cavello has provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement and Cavello is subject to additional collateral funding requirements as explained in "Note 10. Related Party Transactions". Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar, has credit ratings of BBB from both Standard &Poor's and Fitch Ratings at September 30, 2020.

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

	September 30, 2020	December 31, 2019
Reserve for reported loss and LAE	$1,039,079	$1,271,358
Reserve for losses incurred but not reported ("IBNR")	935,994	1,168,549
Reserve for loss and LAE	$1,975,073	$2,439,907
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Nine Months Ended September 30,	2020	2019
Gross loss and LAE reserves, January 1	$2,439,907	$3,126,134
Less: reinsurance recoverable on unpaid losses, January 1	623,422	71,901
Net loss and LAE reserves, January 1	1,816,485	3,054,233
Net incurred losses related to:
Current year	48,988	318,654
Prior years	(7,829)	96,456
	41,159	415,110
Net paid losses related to:
Current year	(5,253)	(8,969)
Prior years	(519,864)	(872,125)
	(525,117)	(881,094)
Retroactive reinsurance adjustment	32,955	(549,542)
Effect of foreign exchange rate movements	11,914	(28,330)
Net loss and LAE reserves, September 30	1,377,396	2,010,377
Reinsurance recoverable on unpaid losses, September 30	597,677	615,481
Gross loss and LAE reserves, September 30	$1,975,073	$2,625,858
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves in previous calendar years. The favorable or unfavorable development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. During the three and nine months ended September 30, 2020, the Company recognized net favorable prior year loss development of $7,236 and $7,829, respectively (2019 - adverse $63,184 and $96,456, respectively).
In the Diversified Reinsurance segment, net adverse prior year loss development was $483 and $312 for the three and nine months ended September 30, 2020, respectively (2019 - adverse $692 and favorable $1,456, respectively). Prior year loss development for the three and nine months ended September 30, 2020 was primarily due to adverse reserve development in European Capital Solutions. The favorable loss development for the nine months ended September 30, 2019 was largely due to favorable development in German Auto Programs as well as facultative reinsurance run-off lines.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
9. Reserve for Loss and Loss Adjustment Expenses (continued)
The adverse development for the three months ended September 30, 2019  was due to facultative reinsurance run-off partially offset by favorable development in International Auto.
In the AmTrust Reinsurance segment, the net favorable prior year loss development was $7,719 and $8,141 for the three and nine months ended September 30, 2020, respectively (2019 - adverse $62,384 and $97,600, respectively). The net favorable prior year loss development for the three and nine months ended September 30, 2020 was primarily due to favorable development in Workers Compensation partly offset by adverse development within Commercial Auto and General Liability programs. The adverse development in the three and nine months ended September 30, 2019 was primarily driven by Commercial Auto and General Liability in accident years 2014 to 2018, partly offset by favorable development in Workers Compensation in accident years 2016 to 2018. The adverse development for the three and nine months ended September 30, 2019 includes $27,587 recognized from application of the $40,500 loss corridor cap on AmTrust program business (please see "Note 10. Related Party Transactions" for details).
Retroactive reinsurance adjustment of $32,955 represents the decrease in reinsurance recoverable on unpaid losses under the LPT/ADC Agreement with Cavello that was recognized in the nine months ended September 30, 2020 (2019 - $549,542 increase) in the reconciliation of our beginning and ending gross and net loss and LAE reserves presented above. This includes the corresponding decrease in the deferred gain on retroactive reinsurance for favorable development both on reserves covered under the LPT/ADC Agreement of $9,250 and Workers Compensation commuted losses of $23,705 during the nine months ended September 30, 2020 (2019 - $104,542 increase in deferred gain). The deferred gain on retroactive reinsurance represents the cumulative adverse development under the AmTrust Quota Share covered under the LPT/ADC Agreement at September 30, 2020 and September 30, 2019. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
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
The Other category had net adverse prior year loss development of $108 and $312 for the three and nine months ended September 30, 2019 due to increased reserves in the run-off of the NGHC Quota Share which was commuted in November 2019.
10. Related Party Transactions
The Founding Shareholders of the Company were Michael Karfunkel, George Karfunkel and Barry Zyskind. Based on each individual's most recent public filing, Leah Karfunkel (wife of the late Michael Karfunkel) owns or controls approximately 7.9% of the outstanding shares of the Company and Barry Zyskind (the Company's non-executive chairman) owns or controls approximately 7.4% of the outstanding shares of the Company. George Karfunkel owns or controls less than 5.0% of the outstanding shares of the Company. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the chief executive officer and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 53.3% of the ownership interests of Evergreen Parent LP, the ultimate parent of AmTrust.
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
Effective July 1, 2013, for the Specialty Program portion of Covered Business only, AII was responsible for ultimate net loss otherwise recoverable from Maiden Reinsurance to the extent that the loss ratio to Maiden Reinsurance, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% ("Loss Corridor"). Above and below the Loss Corridor, Maiden Reinsurance continued to reinsure losses at its proportional 40% share of the AmTrust Quota Share. Effective July 31, 2019, the Loss Corridor was amended such that the maximum amount covered is $40,500, the amount calculated by Maiden Reinsurance for the Loss Corridor coverage as of September 30, 2019. Any development above this maximum amount will be subject to the coverage of the LPT/ADC Agreement. Please refer to Note 1. "Basis of Presentation" for additional information.

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
Effective July 1, 2016, the European Hospital Liability Quota Share was amended such that Maiden Reinsurance assumes from AEL 32.5% of the premiums and losses of all policies written or renewed on or after July 1, 2016 until June 30, 2017 and 20% of all policies written or renewed on or after July 1, 2017. Thereafter, on January 30, 2019, Maiden Reinsurance, AEL and AIU DAC agreed to terminate the European Hospital Liability Quota Share on a run-off basis effective as of January 1, 2019.
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Condensed Consolidated Income Statements for the three and nine months ended September 30, 2020 and 2019, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Gross and net premiums written	$(5,635)	$21,405	$(10,340)	$(564,199)
Net premiums earned	12,981	74,407	41,205	344,370
Net loss and LAE	(2,441)	(126,945)	(21,456)	(373,980)
Commission and other acquisition expenses	(5,447)	(25,758)	(16,221)	(127,623)
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
•by lending funds in the amount of $167,975 at September 30, 2020 and December 31, 2019 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. Please see "Note 4. (c) Investments" for the total amount of interest earned from this loan. The interest income on the loan was $886 and $3,111 for the three and nine months ended September 30, 2020, respectively (2019 - $1,777 and $5,441, respectively) and the effective yield was 2.1% and 2.5% for the same respective periods (2019 - 4.2% and 4.3%, respectively).
•On January 30, 2019, in connection with the termination of the reinsurance agreements described above, the Company and AmTrust entered into an amendment to the Loan Agreement between Maiden Reinsurance, AmTrust and AII, originally entered into on November 16, 2007, extending the maturity date to January 1, 2025 and acknowledges that due to the termination of the AmTrust Quota Share, no further loans or advances may be made pursuant to the Loan Agreement;
•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral at September 30, 2020 was $759,348 (December 31, 2019 - $1,155,955) and the accrued interest was $3,184 (December 31, 2019 - $7,366). Please refer to "Note 4. (e) Investments" for additional information;
•on January 11, 2019, a portion of the existing trust accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred cash and investments of $575,000 to AmTrust as a funds withheld receivable which initially had an annual interest rate of 3.5%, subject to annual adjustment. The annual interest rate was adjusted to 2.65% for the three and nine months ended September 30, 2020. At September 30, 2020, the balance of funds withheld was $575,000 (December 31, 2019 - $575,000) and the accrued interest was $3,845 (December 31, 2019 - $5,073). The interest income on the funds withheld receivable was $3,845 and $11,451 for the three and nine months ended September 30, 2020, respectively (2019 - $5,073 and $14,500, respectively).
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of the collateral held in reinsurance trust accounts at September 30, 2020 was $302,733 (December 31, 2019 - $253,631) and the accrued interest was $1,883 (December 31, 2019 - $1,821). For AIU DAC, the Company utilizes funds withheld to satisfy its collateral requirements. At September 30, 2020, the amount of funds withheld was $26,902 (December 31, 2019 - $57,305) and the accrued interest was $271 (December 31, 2019 - $269). AIU DAC pays Maiden Reinsurance a fixed annual interest rate of 0.5%, on the average daily funds withheld balance which is subject to annual adjustment.The interest income on the funds withheld receivable was $64 and $262 for the three and nine months ended September 30, 2020, respectively (2019 - $71 and $196, respectively).
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
Maiden Reinsurance recorded $162 and $515 of reinsurance brokerage expense for the three and nine months ended September 30, 2020, respectively (2019 - $930 and $4,305, respectively) and deferred reinsurance brokerage of $1,728 at September 30, 2020 (December 31, 2019 - $2,372) as a result of this agreement.
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $321 and $1,071 of investment management fees for the three and nine months ended September 30, 2020, respectively (2019 - $618 and $2,071, respectively) under this agreement.
On September 9, 2020, Maiden Reinsurance, AmTrust and AIIM entered into a novation agreement, effective July 1, 2020, which provided for the novation of the asset management agreement, dated January 1, 2018 between Maiden Reinsurance and AIIM, and the release by Maiden Reinsurance of AIIM's obligations under the asset management agreement. The novation mandates that AmTrust is to be bound by the terms of the asset management agreement in place of AIIM and AmTrust agrees to perform any and all past, present and future obligations of AIIM under the asset management agreement.
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
The fee for this agreement was an initial $100 retainer for re-domestication services and $100 annually and reimbursement for reasonable out-of-pocket expenses incurred by Risk Services pursuant to the terms of the agreement. The Company recorded $25 and $75 of annual fees for the three and nine months ended September 30, 2020, respectively. The initial retainer of $100 was incurred during the three and nine months ended September 30, 2019.
683 Capital Partners, LP (“683 Partners”)
683 Partners and its affiliates currently own or control approximately 9.1% of the outstanding common shares of the Company and is thus deemed a related party at September 30, 2020. 683 Partners and its affiliates also reported that they own Preference Shares of the Company and Senior Notes issued by both Maiden Holdings and Maiden NA.
Limited Partnership Agreement with 683 Capital Management, LLC ("683 Capital")
In July 2020, the Company and 683 Capital entered into a limited partnership agreement (“683 LP Agreement”) whereby 683 Capital will separately manage certain funds of Maiden Reinsurance at its discretion, subject to guidelines established by the parties. Under the 683 LP Agreement, Maiden Reinsurance will pay 683 Capital a management fee and subject to certain metrics agreed to by the parties, an incentive fee upon attainment of those metrics. Maiden Reinsurance may periodically and in its discretion increase the amount invested under the 683 LP Agreement, and subject to certain conditions, reduce the amount invested under the 683 LP Agreement. Hedge fund investments of $25,376 were managed by 683 Capital under this agreement at September 30, 2020.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments and Contingencies
There are no material changes from the commitments, contingencies and concentrations previously disclosed in the Company’s Form 10-K for the year ended December 31, 2019.
a)Concentrations of Credit Risk
At September 30, 2020 and December 31, 2019, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance balances receivable, reinsurance recoverable on unpaid losses and funds withheld receivable. Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. Letters of credit are provided by its reinsurers for material amounts recoverable as discussed further in "Note 8 — Reinsurance".
The Company manages concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party and funds withheld receivable, within which the largest balance is due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at September 30, 2020. To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at September 30, 2020 will be fully collectible.
b)Operating Lease Commitments
The Company leases office spaces, housing, office equipment and company vehicles under various operating leases expiring in various years through 2024. The Company did not enter into any new lease arrangements during the three and nine months ended September 30, 2020 however one of its existing leases was recently renewed through 2024. The Company's leases are all currently classified as operating leases and none of them have non-lease components. For operating leases that have a lease term of more than twelve months, and whose lease payments are above a certain threshold, the Company recognized a lease liability and a right-of-use asset in the Company's Condensed Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 10%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability.
The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's weighted-average remaining lease term is approximately 2.5 years at September 30, 2020.
At September 30, 2020, the Company's future lease obligations of $1,790 (December 31, 2019 - $2,342) was calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate. This amount has been recognized on the Condensed Consolidated Balance Sheets as a lease liability of $1,790 within accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets. Under Topic 842, Leases, the Company continues to recognize the related leasing expense on a straight-line basis over the lease term in the Condensed Consolidated Statements of Income. The Company's total lease expense for the three and nine months ended September 30, 2020 was $444 and $1,303, respectively (2019 - $486 and $1,296, respectively) which was recognized within net income consistent with the accounting treatment in prior periods under Topic 840. The operating cash outflows from operating leases included in the measurement of the lease liability during the three and nine months ended September 30, 2020 was $341 and $1,021, respectively (2019 - $340 and $1,021, respectively).
The scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

September 30, 2020
2020	$207
2021	841
2022	841
2023	91
2024	45
Discount for present value	(235)
Total discounted operating lease liabilities	$1,790

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments and Contingencies (continued)
c)Legal Proceedings
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) from continuing operations	$2,162	$(58,402)	$32,235	$(88,328)
Amount allocated to participating common shareholders(1)	(24)	—	(559)	—
Income (loss) attributable to common shareholders, before discontinued operations	2,138	(58,402)	31,676	(88,328)
Income (loss) from discontinued operations, net of income tax	—	75	—	(22,048)
Net income (loss) allocated to common shareholders	$2,138	$(58,327)	$31,676	$(110,376)
Denominator:
Weighted average number of common shares – basic and diluted(2)	84,744,787	83,092,085	84,181,528	83,036,925
Basic and diluted earnings (loss) from continuing operations per share attributable to common shareholders	$0.03	$(0.70)	$0.38	$(1.06)
Basic and diluted loss from discontinued operations per share attributable to common shareholders	—	—	—	(0.27)
Basic and diluted earnings (loss) per share attributable to common shareholders:	$0.03	$(0.70)	$0.38	$(1.33)
(1)This represents the share in net income using the two class method of the holders of non-vested restricted shares issued to the Company's employees under the 2019 Omnibus Incentive Plan.
(2)Please refer to "Note 13. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, for the terms and conditions of securities that could potentially be dilutive in the future. For the three and nine months ended September 30, 2020, there were no potentially dilutive securities.

13. Shareholders' Equity
a)Common Shares
At September 30, 2020, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 89,777,896 common shares, of which 84,763,882 common shares are outstanding, and 18,600,000 preference shares, all of which are outstanding. The remaining 41,622,104 shares are undesignated at September 30, 2020. For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
b)Treasury Shares
During the nine months ended September 30, 2020, the Company repurchased total shares of 834 (2019 - 23,220) at an average price per share of $1.13 (2019 - $0.78) from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares.
The Company has a remaining authorization of $74,245 for share repurchases at September 30, 2020 (December 31, 2019 - $74,245). No repurchases were made during the three and nine months ended September 30, 2020 and 2019 under the share repurchase plan.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
13. Shareholders' Equity (continued)
c)Accumulated Other Comprehensive Income
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended September 30, 2020	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$17,184	$(7,983)	$9,201
Other comprehensive income (loss) before reclassifications	14,996	(6,998)	7,998
Amounts reclassified from AOCI to net income, net of tax	(3,242)	—	(3,242)
Net current period other comprehensive income (loss)	11,754	(6,998)	4,756
Ending balance, Maiden shareholders	$28,938	$(14,981)	$13,957

For the Three Months Ended September 30, 2019	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$29,278	$(8,126)	$21,152
Other comprehensive (loss) income before reclassifications	(2,141)	11,480	9,339
Amounts reclassified from AOCI to net loss, net of tax	(8,555)	—	(8,555)
Net current period other comprehensive (loss) income	(10,696)	11,480	784
Ending balance, Maiden shareholders	$18,582	$3,354	$21,936

For the Nine Months Ended September 30, 2020	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$21,996	$(4,160)	$17,836
Other comprehensive income (loss) before reclassifications	16,585	(10,821)	5,764
Amounts reclassified from AOCI to net income, net of tax	(9,643)	—	(9,643)
Net current period other comprehensive income (loss)	6,942	(10,821)	(3,879)
Ending balance, Maiden shareholders	$28,938	$(14,981)	$13,957

For the Nine Months Ended September 30, 2019	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(59,762)	$(5,932)	$(65,694)
Other comprehensive income before reclassifications	89,826	9,286	99,112
Amounts reclassified from AOCI to net loss, net of tax	(11,482)	—	(11,482)
Net current period other comprehensive income	78,344	9,286	87,630
Ending balance, Maiden shareholders	$18,582	$3,354	$21,936

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

14. Income Taxes

The Company uses the estimated annual effective tax rate method. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions.
Maiden NA files a consolidated federal income tax return for the Company’s U.S. based subsidiaries, including Maiden Reinsurance, which re-domesticated to Vermont on March 16, 2020 and, as a result, became subject to U.S. taxes. Maiden NA has Net Operating Loss carry-forwards ("NOLs") and other Deferred Tax Assets (“DTAs”) and Deferred Tax Liabilities (“DTLs”) that are not presently recognized as a net DTA because a full valuation allowance is currently carried against them.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES” Act) to mitigate the economic impacts of COVID-19. The Company believes that the provisions of the CARES Act will not have a material impact on its U.S. federal tax liabilities.

15. Subsequent Events

Preference Shares
On November 13, 2020, the Company announced that commencing November 16, 2020, Maiden Reinsurance was offering to purchase for cash, upon the terms and subject to the conditions set forth in its Offer to Purchase ("Purchase Offer") and accompanying Letter of Transmittal, up to $100.0 million of its 8.25% Non-Cumulative Preference Shares Series A, 7.125% Non-Cumulative Preference Shares Series C and 6.7% Non-Cumulative Preference Shares Series D ("Preference Securities"). The acquisition by Maiden Reinsurance of the Preference Securities pursuant to the Purchase Offer is being made in compliance with Maiden Reinsurance's investment policy previously approved by the Vermont DFR.
The principal purpose of the Purchase Offer is to adjust the Company's and Maiden Reinsurance’s capital structure to reflect its current operations and the amount of capital that is required to operate. The Company's Board of Directors has not declared or paid a dividend on the Preference Securities since the fourth quarter of 2018 and there can be no assurance that it will declare and pay dividends on the Preference Securities in the future. The Preference Securities are perpetual and there is no fixed date on which we are required to redeem or otherwise repurchase them. Further, given the perpetual form of capital the Preference Securities represent, there can be no assurance that the Company or Maiden Reinsurance will make additional offers in the future to purchase the Preference Securities. The Company expects to use cash on hand to pay the consideration payable by it pursuant to the Purchase Offer and the fees and expenses incurred by it in connection therewith. The Purchase Offer is neither conditioned upon any minimum number of Securities being tendered, nor subject to any financing condition.
The Company or Maiden Reinsurance reserves the right, but is not obligated to, increase the Maximum Aggregate Purchase Amount in its sole and absolute discretion. The Purchase Offer will expire on December 15, 2020 at 11:59 p.m., New York City time, unless the Company or Maiden Reinsurance extends it (such date and time, as the same may be extended, the "Expiration Date"). If the aggregate Offer Price of the Preference Securities that are validly tendered and not properly withdrawn at the Expiration Time (the "Total Consideration Amount") exceeds the Maximum Aggregate Purchase Amount, Maiden Reinsurance will accept for purchase that number of Securities that does not result in the Total Consideration Amount exceeding the Maximum Aggregate Purchase Amount. In that event, the Securities will be subject to proration, as will be described in the Purchase Offer.
Novation of the Asset Management Agreement
On November 13, 2020, Maiden Life Försäkrings AB ("Maiden LF"), Maiden General Försäkrings AB ("Maiden GF"), AmTrust and AIIM entered into a novation agreement, effective July 1, 2020, which provided for the novation of the asset management agreement, dated January 1, 2018 between Maiden LF, Maiden GF and AIIM, and the release by Maiden LF and Maiden GF of AIIM's obligations under the asset management agreement. The novation mandates that AmTrust is to be bound by the terms of the asset management agreement in place of AIIM and AmTrust agrees to perform any and all past, present and future obligations of AIIM under the asset management agreement.

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

Overview
Maiden Holdings is a Bermuda-based holding company, previously focused on serving the needs of regional and specialty insurers in the United States ("U.S."), Europe and select other global markets. We are running off the liabilities associated with AmTrust Financial Services, Inc. ("AmTrust") contracts terminated in early 2019 as discussed below. We are not actively underwriting reinsurance business. We have also entered into a retroactive reinsurance agreement and a commutation agreement that further reduces our exposure to and limits the potential volatility related to these AmTrust liabilities, which are discussed in "Note 1. Basis of Presentation" of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1. "Financial Information". We operate internationally providing branded auto and credit life insurance products through insurer partners to retail clients in the EU and other global markets through our wholly owned subsidiary Maiden Global Holdings, Ltd. ("Maiden Global"). These products also produce reinsurance programs which are underwritten by our indirect wholly owned subsidiary Maiden Reinsurance Ltd. ("Maiden Reinsurance"). Certain international credit life business is written on a primary basis by our wholly owned subsidiary Maiden Life Försäkrings AB ("Maiden LF") and general insurance business is written on a primary basis by our wholly owned subsidiary Maiden General Försäkrings AB ("Maiden GF").
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
Our business consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. As a result of the strategic decision to divest all our U.S. treaty reinsurance operations in 2018, we revised the composition of our reportable segments in the fourth quarter of 2018. Our Diversified Reinsurance segment now only consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. Our AmTrust Reinsurance segment includes the run-off of all business ceded by AmTrust to Maiden Reinsurance, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share.
Recent Developments
Since the third quarter of 2018, we have engaged in a series of transactions that have dramatically reduced the regulatory capital required to operate our business, materially strengthened our solvency ratios, and ceased active reinsurance underwriting. During that time, we significantly increased our estimate of ultimate losses and loss reserves while purchasing reinsurance protection against further loss reserve volatility and as a result, have improved the ultimate economic value of the Company.
The measures we have taken were initiated in early 2018, when our Board of Directors initiated a review of strategic alternatives ("Strategic Review") to evaluate ways to increase shareholder value after a period of continuing higher than targeted combined ratios and lower returns on equity than expected. This Strategic Review resulted in a series of transactions that transformed our operations and materially reduced the risk on our balance sheet. These transactions can be found in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.
Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information.
Effective March 16, 2020, we re-domesticated our principal operating subsidiary, Maiden Reinsurance, to the State of Vermont in the U.S. Maiden Reinsurance is now subject to the statutes and regulations of Vermont in the ordinary course of business. We have determined that re-domesticating Maiden Reinsurance to Vermont enables us to better align our capital and resources with our liabilities, which originate mostly in the United States, resulting in a more efficient structure. The re-domestication, in combination with the transactions completed pursuant to the Strategic Review, will continue to strengthen the Company’s capital position and solvency ratios. While the Vermont Department of Financial Regulation ("Vermont DFR") will be the group supervisor for the Company, the re-domestication did not apply to the parent holding company which remains a Bermuda-based holding company. Securities issued by Maiden Holdings were not affected by the re-domestication of Maiden Reinsurance to Vermont. Concurrent with the re-domestication, Maiden Holdings contributed as capital the remaining 65% of its ownership in Maiden Reinsurance to our wholly owned subsidiary Maiden Holdings North America, Ltd. ("Maiden NA"). Maiden NA now owns 100% of Maiden Reinsurance in the aggregate.
Maiden NA also maintains a portfolio of cash and fixed maturity investments, along with other strategic investments of $41.1 million at September 30, 2020. We believe Maiden NA’s investments, including its ownership of Maiden Reinsurance, will create opportunities to utilize net operating loss carry-forwards ("NOLs") which total $211.6 million as of September 30, 2020. These NOLs are not presently recognized as deferred tax assets as a full valuation allowance is currently carried against them. For further details please see "Note 16. Taxation" included under Item 8 "Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 18, 2020. Taken together, the Company believes these measures should generate additional income for Maiden NA in a tax-efficient manner while sharing in the improvement in profitability anticipated in Maiden Reinsurance as a result of the measures enacted as part of the Strategic Review.
Strategy
We expect to continue to re–evaluate our operating strategy during 2020 while leveraging the significant assets and capital we retain. In addition to restoring operating profitability, our strategic focus will center on creating the greatest risk-adjusted shareholder returns, whether via asset and capital management or active reinsurance underwriting, or a combination of both. Our present assessment of the reinsurance marketplace along with our current operating profile is that the risk-adjusted returns that may be produced via active reinsurance underwriting are likely to present more limited opportunities compared to other strategic initiatives which may produce greater shareholder value. As a result, our strategic focus has shifted to activities which utilize our unrestricted cash and investments to manage our capital and where prudent, enhance our investment return by investing in asset classes which we believe will produce appropriate returns.
The measures implemented now enable the Company to more flexibly allocate capital to those activities most likely to produce the greatest returns for shareholders, and the Company is actively engaged in evaluating and deploying funds in both pillars of these strategies as discussed herein. As part of our expanded asset management activities, we have evaluated and continue to consider investing in various initiatives in the insurance industry across a variety of segments which we believe will produce appropriate risk-adjusted returns while maintaining the option to consider underwriting activities in the future.
Our capital management strategy is significantly informed by the required capital needed to operate our business in a prudent manner and our ongoing analysis of our loss development trends. Recent trends have increased our confidence in our recorded ultimate losses for our insurance liabilities in run-off, however a prudent assessment dictates that the run-off portfolio still requires additional maturity to fully emerge. While there is no guarantee that these recent loss development trends will persist, as confidence increases it allows us to consider capital management initiatives. Our current assessment is that losses have stabilized sufficiently to consider certain capital management initiatives, although we are careful to approach these strategies in a deliberate fashion.
On November 13, 2020, as part of the capital management pillar of our strategy, the Company announced that commencing November 16, 2020, Maiden Reinsurance was offering to purchase for cash, upon the terms and subject to the conditions set forth in its Offer to Purchase and accompanying Letter of Transmittal, up to $100.0 million of its 8.25% Non-Cumulative Preference Shares Series A, 7.125% Non-Cumulative Preference Shares Series C and 6.7% Non-Cumulative Preference Shares Series D (the "Preference Securities"). There can be no assurance that our insurance liabilities will run-off at levels that will permit future capital management activities, which we expect to continually review as part of our strategy. Please refer to the "Liquidity and Capital Resources" section for further information.
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
Please refer to the "Liquidity and Capital Resources" section for a further discussion of the impact of the COVID-19 pandemic on our liquidity and investment portfolio.

Three and Nine Months Ended September 30, 2020 and 2019 Financial Highlights

For the Three Months Ended September 30,	2020	2019	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net income (loss) from continuing operations	$2,162	$(58,402)	$60,564
Income from discontinued operations, net of income tax	—	75	(75)
Net income (loss)	2,162	(58,327)	60,489
Basic and diluted earnings (loss) per common share(9):
Net income (loss) attributable to common shareholders(2)(9)	0.03	(0.70)	0.73
Gross premiums written	3,517	35,844	(32,327)
Net premiums earned	24,305	94,898	(70,593)
Underwriting income (loss)(3)	3,402	(80,255)	83,657
Net investment income	12,686	13,223	(537)
Combined ratio(4)	109.4%	191.2%	(81.8)
Non-GAAP measures:
Non-GAAP operating (loss) earnings(1)	$(2,313)	$39,482	$(41,795)
Non-GAAP basic and diluted operating (loss) earnings per common share(1)(9)	(0.03)	0.47	(0.50)
Annualized non-GAAP operating return on average common shareholders' equity(1)	(5.6)%	105.0%	(110.6)

For the Nine Months Ended September 30,	2020	2019	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net income (loss) from continuing operations	$32,235	$(88,328)	$120,563
Loss from discontinued operations, net of income tax	—	(22,048)	22,048
Net income (loss)	32,235	(110,376)	142,611
Basic and diluted earnings (loss) per common share(9):
Net income (loss) attributable to Maiden common shareholders(2)(9)	0.38	(1.33)	1.71
Gross premiums written	20,233	(523,178)	543,411
Net premiums earned	76,828	411,986	(335,158)
Underwriting loss(3)	(308)	(162,075)	161,767
Net investment income	44,959	76,367	(31,408)
Combined ratio(4)	124.6%	146.0%	(21.4)
Non-GAAP measures:
Non-GAAP operating earnings (loss)(1)	$2,041	$(9,411)	$11,452
Non-GAAP basic and diluted operating earnings (loss) per common share(1)(9)	0.02	(0.11)	0.13
Annualized non-GAAP operating return on average common shareholders' equity(1)	1.8%	(9.6)%	11.4

	September 30, 2020	December 31, 2019	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(5)	$1,553,226	$1,974,544	$(421,318)
Total assets	3,054,704	3,568,196	(513,492)
Reserve for loss and LAE	1,975,073	2,439,907	(464,834)
Senior notes - principal amount	262,500	262,500	—
Common shareholders' equity	73,086	42,718	30,368
Shareholders' equity	538,086	507,718	30,368
Total capital resources(6)	800,586	770,218	30,368
Ratio of debt to total capital resources(12)	32.8%	34.1%	(1.3)
Book Value calculations:
Book value per common share(7)	$0.86	$0.51	$0.35
Accumulated dividends per common share	4.27	4.27	—
Book value per common share plus accumulated dividends	$5.13	$4.78	$0.35
Change in book value per common share plus accumulated dividends	7.3%
Diluted book value per common share(8)	$0.85	$0.50	$0.35

Non-GAAP measures:
Adjusted book value per common share(10)	$1.81	$1.87	$(0.06)
Adjusted Maiden shareholders' equity(11)	618,081	620,668	(2,587)
Adjusted total capital resources(11)	880,581	883,168	(2,587)
Ratio of debt to adjusted total capital resources(13)	29.8%	29.7%	0.1
(1)Non-GAAP operating earnings (loss), non-GAAP operating earnings (loss) per common share, and annualized non-GAAP operating return on average common equity and underwriting loss are non-GAAP financial measures. See "Key Financial Measures" for additional information.
(2)Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 12. Earnings per Common Share" for the calculation of basic and diluted income or loss per common share.
(3)Underwriting income or loss is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. See "Key Financial Measures" for additional information.
(4)Combined ratio is calculated by adding together the net loss and LAE ratio and the expense ratio.
(5)Total investments and cash and cash equivalents includes both restricted and unrestricted.
(6)Total capital resources is the sum of the Company's principal amount of debt and shareholders' equity. See "Key Financial Measures" for additional information.
(7)Book value per common share is calculated using common shareholders’ equity (shareholders' equity excluding the aggregate liquidation value of our preference shares) divided by the number of common shares outstanding.See "Key Financial Measures" for additional information.
(8)Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted shares (assuming exercise of all dilutive share based awards). See "Key Financial Measures" for additional information.
(9)During a period of loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation as the effect of including potential dilutive shares would be anti-dilutive.
(10)Adjusted book value per common share is a non-GAAP measure that is calculated using common shareholders' equity, adjusted for the estimated unamortized deferred gain on retroactive reinsurance, divided by the number of common shares outstanding. See "Key Financial Measures" for additional information.
(11)Adjusted shareholders' equity and adjusted total capital resources are calculated by adding the unamortized deferred gain on retroactive reinsurance to the GAAP shareholders' equity and GAAP total capital resources, respectively. The deferred gain arises from the LPT/ADC Agreement with Cavello relating to losses from the AmTrust Quota Share agreement. Under U.S. GAAP, the deferred gain shall be amortized over the estimated remaining settlement period. See "Key Financial Measures" for additional information.
(12)Ratio of debt to total capital resources is calculated using the total principal amount of debt divided by the sum of total capital resources.
(13)Ratio of debt to adjusted total capital resources is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources.

Key Financial Measures
In addition to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income and Comprehensive Income, management uses certain key financial measures, some of which are non-GAAP measures, to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The non-GAAP measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of some of these key financial measures including the reconciliation of non-GAAP measures to the nearest GAAP measure and relevant discussions are found within Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations". These key financial measures are:
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
Non-GAAP operating earnings (loss) is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) total other-than-temporary impairment ("OTTI") losses; (3) foreign exchange and other gains or losses; and (4) the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain liability. It also excludes on a non-recurring basis: (1) loss from discontinued operations, net of income tax and; (2) interest expense paid resulting from the LPT/ADC Agreement and Commutation and Release Agreement; (3) loss and related activity from our NGHC Quota Share run-off operations which was commuted in November 2019. We exclude net realized gains or losses on investment, OTTI losses and foreign exchange and other gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe results from our NGHC Quota Share run-off operations commuted in November 2019 and results from our discontinued operations, (2) interest expense paid on the LPT/ADC Agreement and Commutation and Release Agreement and ceded risks under retroactive reinsurance agreements are representative of our ongoing and future business. We believe all of these amounts are substantially independent of our business and any potential future underwriting process therefore including them would distort the analysis of underlying trends in our operations.
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
Combined ratio is commonly used in the insurance and reinsurance industry in conjunction with underwriting income (loss) as a measure of underwriting profitability. Management measures underwriting results on an overall basis and for each segment on the basis of the combined ratio. The combined ratio is the sum of the net loss and LAE ratio and the expense ratio and the computations of each component are described below. A combined ratio under 100% indicates underwriting profitability, as the net loss and LAE, commission and other acquisition expenses and general and administrative expenses are less than the net premiums earned and other insurance revenue on that business. While the Company has continued to utilize this non-GAAP measure in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020, as the run-off of our reinsurance portfolios progresses, such ratios may increasingly be of less value to readers as they evaluate the financial results of the Company, particularly compared to historical data. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 3. Segment Information" included under Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q for further details.
While an important metric of success, underwriting income (loss) and combined ratio do not reflect all components of profitability, as they do not recognize the impact of investment income earned on premiums between the time premiums are received and the time loss payments are ultimately paid to clients. Because we do not manage our cash and investments by segment, investment income and interest expense are not allocated to the reportable segments. Certain general and administrative expenses are generally allocated to segments based on actual costs incurred.
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

Non-GAAP Operating Return on Average Adjusted Common Equity ("Non-GAAP Operating ROACE"): Management uses non-GAAP operating return on average adjusted common shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using non-GAAP operating earnings (loss) available to common shareholders (as defined above) divided by average adjusted common shareholders' equity.
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
Non-GAAP underwriting income (loss), Non-GAAP earnings (loss) and LAE ratio, and Non-GAAP combined ratio: Management has further adjusted underwriting loss, as defined above, as well as the reported loss and LAE ratios and reported combined ratios by excluding the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements such as the LPT/ADC Agreement. These losses are estimated to be fully recoverable from Cavello and management believes adjusting for this shows the ultimate economic benefit of the LPT/ADC Agreement on the Company's underwriting results. We believe reflecting the economic benefit of this retroactive reinsurance agreement is helpful for understanding future trends in our operations.
Adjusted Total Shareholders' Equity, Adjusted Total Capital Resources, Ratio of Debt to Adjusted Total Capital Resources and Adjusted Book Value per Common Share: Management has adjusted GAAP shareholders' equity by adding the unamortized deferred gain on retroactive reinsurance arising from the LPT/ADC Agreement to shareholders' equity. The unamortized deferred gain on retroactive reinsurance arising from the LPT/ADC Agreement includes the aggregate impact of: 1) cumulative increases to losses incurred prior to December 31, 2018 for which we have ceded the risk under the LPT/ADC Agreement; and 2) changes in estimated ultimate losses for certain workers' compensation reserves previously commuted by the Company to AmTrust which are subject to specific terms and conditions pursuant to the LPT/ADC Agreement. As a result, by virtue of this adjustment, management has also adjusted Total Capital Resources and computed the Ratio of Debt to Adjusted Capital Resources and Adjusted Book Value per Common Share. The deferred gain liability represents amounts estimated to be fully recoverable from Cavello and management believes adjusting for this shows the ultimate economic benefit of the LPT/ADC Agreement. We believe reflecting the economic benefit of this retroactive reinsurance agreement is helpful to understand future trends in our operations, which will improve the Company's shareholders' equity over the settlement period.
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

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Gross premiums written	$3,517	$35,844	$20,233	$(523,178)
Net premiums written	$3,031	$35,944	$17,493	$(525,995)
Net premiums earned	$24,305	$94,898	$76,828	$411,986
Other insurance revenue	261	554	919	2,120
Net loss and LAE	(9,065)	(140,860)	(41,159)	(415,110)
Commission and other acquisition expenses	(9,651)	(32,763)	(29,778)	(152,036)
General and administrative expenses(1)	(2,448)	(2,084)	(7,118)	(9,035)
Underwriting income (loss)(2)	3,402	(80,255)	(308)	(162,075)
Other general and administrative expenses(1)	(5,712)	(6,814)	(18,853)	(28,640)
Net investment income	12,686	13,223	44,959	76,367
Net realized gains on investment	4,133	12,700	24,046	25,685
Total other-than-temporary impairment losses	(962)	(165)	(2,468)	(165)
Foreign exchange and other (losses) gains	(6,536)	7,827	(634)	14,013
Interest and amortization expenses	(4,832)	(4,831)	(14,493)	(14,490)
Income tax (expense) benefit	(17)	(87)	(14)	977
Net income (loss) from continuing operations	2,162	(58,402)	32,235	(88,328)
Income (loss) from discontinued operations, net of income tax	—	75	—	(22,048)
Net income (loss)	$2,162	$(58,327)	$32,235	$(110,376)

Ratios
Net loss and LAE ratio(3)	36.9%	147.6%	52.9%	100.2%
Commission and other acquisition expense ratio(4)	39.3%	34.3%	38.3%	36.7%
General and administrative expense ratio(5)	33.2%	9.3%	33.4%	9.1%
Expense ratio(6)	72.5%	43.6%	71.7%	45.8%
Combined ratio(7)	109.4%	191.2%	124.6%	146.0%
(1)Underwriting related general and administrative expenses is a non-GAAP measure. Please refer to "General and Administrative Expenses" below for additional information related to these corporate expenses and the reconciliation to those presented in our unaudited Condensed Consolidated Statements of Income.
(2)Underwriting loss is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities.
(3)Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.
(4)Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.
(5)Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.
(6)Calculated by adding together commission and other acquisition expense ratio and general and administrative expense ratio.
(7)Calculated by adding together net loss and LAE ratio and the expense ratio.

Net Income (Loss)
Net income for the three months ended September 30, 2020 was $2.2 million compared to a net loss of $58.3 million for the same period in 2019. The net improvement in results for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to the following:
•net income from continuing operations of $2.2 million compared to net loss from continuing operations of $58.4 million for the same period in 2019 largely due to the following factors:
•underwriting income of $3.4 million for the three months ended September 30, 2020 compared to an underwriting loss of $80.3 million in the same period in 2019. The improvement in the underwriting income was due to:
◦the impact of lower loss ratios for current year premiums earned during the three months ended September 30, 2020 compared to the same period in 2019; and
◦favorable prior year loss development of $7.2 million or 29.5 percentage points in the third quarter of 2020 compared to adverse prior year loss development of $63.2 million or 66.2 percentage points during the same period in 2019 which had been incurred primarily within AmTrust Reinsurance Segment.
    The improvement in our underwriting results was partially offset by the following:
•lower realized gains on investment of $4.1 million for the three months ended September 30, 2020 compared to realized gains of $12.7 million for the same period in 2019;
•a reduction in net investment income of $0.5 million or 4.1% for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to the decline in average investable assets of 34.1%; and
•foreign exchange and other losses of $6.5 million for the three months ended September 30, 2020 compared to foreign exchange and other gains of $7.8 million for the same period in 2019.
Net income for the nine months ended September 30, 2020 was $32.2 million compared to a net loss of $110.4 million for the same period in 2019. The net improvement in results for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to the following:
•net income from continuing operations of $32.2 million compared to net loss from continuing operations of $88.3 million for the same period in 2019 largely due to the following factors:
•underwriting loss of $0.3 million compared to $162.1 million in the same period in 2019. The reduction in the underwriting loss was due to:
◦the impact of lower loss ratios for current year premiums earned during the nine months ended September 30, 2020 compared to the same period in 2019; and
◦favorable prior year loss development of $7.8 million or 10.1 percentage points in the nine months ended September 30, 2020 compared to adverse prior year loss development of $96.5 million or 23.3 percentage points during the same period in 2019 which had been incurred primarily within AmTrust Reinsurance Segment.
    The improvement in our underwriting results was partially offset by the following:
•a reduction in net investment income of $31.4 million or 41.1% for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to the decline in average investable assets of 34.2%; and
•lower realized gains on investment of $24.0 million for the nine months ended September 30, 2020 compared to realized gains of $25.7 million for the same period in 2019; and
•foreign exchange and other losses of $0.6 million for the nine months ended September 30, 2020 compared to foreign exchange and other gains of $14.0 million for the same period in 2019.
•net income from discontinued operations of $0.0 million for the nine months ended September 30, 2020 compared to a net loss from discontinued operations of $22.0 million for the same period in 2019 as a result of the Settlement and Commutation Agreement entered into by the Company and Enstar on July 31, 2019 which caused a net additional loss of $16.7 million to be recognized.

Net Premiums Written
The tables below compare net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three and nine months ended September 30, 2020 and 2019:

For the Three Months Ended September 30,	2020	2019	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$8,666	$14,539	$(5,873)	(40.4)%
AmTrust Reinsurance	(5,635)	21,405	(27,040)	(126.3)%
Total	$3,031	$35,944	$(32,913)	(91.6)%

For the Nine Months Ended September 30,	2020	2019	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$27,591	$38,204	$(10,613)	(27.8)%
AmTrust Reinsurance	(10,098)	(564,199)	554,101	(98.2)%
Total	$17,493	$(525,995)	$543,488	(103.3)%
Net premiums written for the three and nine months ended September 30, 2020 were $3,031 and $17,493, respectively, compared to net premiums written of $35,944 and $(525,995) in the same respective periods in 2019 due to the following:
•Premiums written in the Diversified Reinsurance segment decreased by $5.9 million or 40.4% and $10.6 million or 27.8% for the three and nine months ended September 30, 2020, respectively, compared to the same respective periods in 2019 due to lower premiums written in German Auto programs within our IIS business.
•There were no new written premiums within the AmTrust Reinsurance segment due to the termination of both the AmTrust Quota Share and the European Hospital Liability Quota Share effective January 1, 2019. For the three and nine months ended September 30, 2020 and 2019, the negative premiums written are primarily the result of return premium and other adjustments after the termination of the AmTrust contracts in 2019. In 2019, the Partial Termination Amendment resulted in Maiden Reinsurance returning approximately $648.0 million in unearned premium to AII, or $436.8 million net of applicable ceding commission and brokerage.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned decreased by $70.6 million or 74.4% and $335.2 million or 81.4% for the three and nine months ended September 30, 2020, respectively, compared to the same respective periods in 2019. The tables below compare net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the three and nine months ended September 30, 2020 and 2019:

For the Three Months Ended September 30,	2020		2019		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$11,323	46.6%	$20,492	21.6%	$(9,169)	(44.7)%
AmTrust Quota Share Reinsurance	12,982	53.4%	74,406	78.4%	(61,424)	(82.6)%
Total	$24,305	100.0%	$94,898	100.0%	$(70,593)	(74.4)%

For the Nine Months Ended September 30,	2020		2019		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$35,381	46.1%	$68,256	16.6%	$(32,875)	(48.2)%
AmTrust Quota Share Reinsurance	41,447	53.9%	343,730	83.4%	(302,283)	(87.9)%
Total	$76,828	100.0%	$411,986	100.0%	$(335,158)	(81.4)%
Net premiums earned in the AmTrust Reinsurance segment for the three and nine months ended September 30, 2020 decreased by $61.4 million or 82.6% and $302.3 million or 87.9%, respectively, compared to the same respective periods in 2019 due to the terminations of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019. Please refer to the analysis of our AmTrust Reinsurance segment for further discussion.
Net premiums earned in our Diversified Reinsurance segment for the three and nine months ended September 30, 2020 decreased by $9.2 million or 44.7% and $32.9 million or 48.2%, respectively, compared to the same respective periods in 2019 driven by non-renewals in our European Capital Solutions business combined with reductions in quota share cessions for German Auto Programs within our IIS business. Please refer to the analysis of our Diversified Reinsurance segment for further discussion.

Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to the analysis below of our Diversified Reinsurance segment for further discussion.
Net Investment Income
Net investment income decreased by $0.5 million or 4.1% and $31.4 million or 41.1% for the three and nine months ended September 30, 2020, respectively, compared to the respective periods in 2019, primarily due to the decline in average investable assets of 34.1% and 34.2% in those same respective periods. The decrease in investable assets is largely due to the cessation of active reinsurance underwriting which materially reduced our revenues resulting in significant negative operating cash flows as we run-off our existing reinsurance liabilities.
During the three and nine months ended September 30, 2019, the Company paid AmTrust and Enstar an aggregate of $13.6 million for interest due on the settlement of funding for amounts related to the Commutation and Release Agreement and the LPT/ADC Agreement, respectively. Excluding this non-recurring interest expense, average book yields were 2.9% and 3.1% for the three and nine months ended September 30, 2019, respectively, compared to average book yields of 2.1% and 2.3% for the same respective periods in 2020.
The following table details the Company's average investable assets and average book yield for the three and nine months ended September 30, 2020 compared to the same respective periods in 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Average investable assets(1)	$2,412,864	$3,661,544	$2,559,333	$3,892,366
Average book yield(2)	2.1%	1.4%	2.3%	2.6%
Adjusted average book yield(3)	2.1%	2.9%	2.3%	3.1%
(1)The average of our total investments, cash, restricted cash and cash equivalents, funds withheld receivable and loan to related party held at each quarter-end during the period.
(2)Ratio of net investment income over average investable assets at fair value.
(3)Ratio of net investment income, excluding the interest payments to AmTrust and Enstar, over average investable assets at fair value, as adjusted.

Net Realized Gains on Investment
Net realized gains on investment were $4.1 million and $24.0 million for the three and nine months ended September 30, 2020, respectively, compared to net realized gains of $12.7 million and $25.7 million for the same respective periods in 2019. The realized gains for the three and nine months ended September 30, 2020 were primarily due to sales of corporate bonds during 2020 for the settlement of claim payments to AmTrust.
The net realized gains on investment of $12.7 million and $25.7 million for the same respective periods in 2019 were the result of sales of corporate bonds in anticipation of completing and funding the LPT/ADC Agreement with Enstar as well as sales of corporate bonds during the third quarter for the settlement of the Commutation Payment to AmTrust via transfer of cash and invested assets on August 12, 2019. The year-to-date gains were partially offset by net investment losses realized on the non-cash transfer of corporate and other debt securities in early 2019 related to the Partial Termination Amendment with AmTrust and the conversion of a portion of reinsurance trust assets held as collateral into a funds withheld receivable.
Net Impairment Losses Recognized in Earnings
The Company recognized $1.0 million and $2.5 million of OTTI losses on two and four fixed maturity securities for the three and nine months ended September 30, 2020, respectively, compared to $0.2 million of OTTI losses on one fixed maturity security for the three and nine months ended September 30, 2019.
Net Loss and LAE
Net loss and LAE decreased by $131.8 million and $374.0 million during the three and nine months ended September 30, 2020, respectively, compared to the same respective periods in 2019 largely due to the cessation of active reinsurance underwriting, including the termination of the AmTrust Reinsurance quota share agreements effective January 1, 2019.
The loss ratio for the third quarter of 2020 was impacted by net favorable prior year reserve development of $7.2 million or 29.5 percentage points compared to net adverse prior year reserve development of $63.2 million or 66.2 percentage points during the same period in 2019. The loss ratio for the nine months ended September 30, 2020 was impacted by net favorable prior year reserve development of $7.8 million or 10.1 percentage points compared to net adverse prior year reserve development of $96.5 million or 23.3 percentage points during the same period in 2019. The prior year development is discussed in greater detail in the individual segment discussion and analysis.
The net loss and LAE ratios decreased to 36.9% and 52.9% for the three and nine months ended September 30, 2020, respectively, compared to 147.6% and 100.2% for the same respective periods in 2019 primarily due to significant reduction in adverse prior year loss development resulting from the termination of the AmTrust Reinsurance quota share contracts effective January 1, 2019.

Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $23.1 million or 70.5% and $122.3 million or 80.4% for the three and nine months ended September 30, 2020, respectively, compared to the same respective periods in 2019 due to significantly lower earned premiums in both of our reportable segments. The commission and other acquisition expense ratio increased to 39.3% and 38.3% for the three and nine months ended September 30, 2020, respectively, compared to 34.3% and 36.7% for the same respective periods in 2019.
General and Administrative Expenses
General and administrative expenses include both segment and corporate expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses for the three and nine months ended September 30, 2020 and 2019 comprise:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
General and administrative expenses – segments	$2,448	$2,084	$7,118	$9,035
General and administrative expenses – corporate	5,712	6,814	18,853	28,640
Total general and administrative expenses	$8,160	$8,898	$25,971	$37,675
Total general and administrative expenses decreased by $0.7 million, or 8.3% and $11.7 million or 31.1% for the three and nine months ended September 30, 2020, respectively, compared to the same respective periods in 2019. The general and administrative expense ratio increased to 33.2% and 33.4% for the three and nine months ended September 30, 2020, respectively, from 9.3% and 9.1% for the three and nine months ended September 30, 2019 as a result of significantly lower earned premiums compared to the prior periods. Lower earned premiums was largely due to termination of the AmTrust Reinsurance quota share contracts effective January 1, 2019 and non-renewals within our International business in the Diversified Reinsurance segment.
The decreased corporate expenses for the three and nine months ended September 30, 2020 compared to the same respective periods in 2019 were largely due to lower salary, benefits and other corporate expenses associated with the Strategic Review and related headcount reductions since 2018.
Interest and Amortization Expenses
The interest and amortization expenses related to the outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 ("Senior Notes") were $4.8 million and $14.5 million for the three and nine months ended September 30, 2020 and 2019, respectively.
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the three and nine months ended September 30, 2020 and 2019, respectively.
Foreign Exchange and Other (Losses) Gains
Net foreign exchange and other losses amounted to $6.5 million and $0.6 million during the three and nine months ended September 30, 2020, respectively, compared to net foreign exchange and other gains of $7.8 million and $14.0 million for the same respective periods in 2019.
Net foreign exchange losses of $6.5 million and $0.2 million occurred during the three and nine months ended September 30, 2020, respectively, due to the weakening of the U.S. dollar on the re-measurement of net loss reserves and related liabilities denominated in British pound and euro.
Net foreign exchange and other gains of $14.0 million for the nine months ended September 30, 2019 included $4.3 million of proceeds received from the sale of AVS and its related European subsidiaries to Allianz Partners on January 10, 2019. Excluding the gain of $4.3 million, net foreign exchange gains of $9.7 million were realized primarily attributable to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and related liabilities denominated in British pound and euro.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results and associated ratios for our Diversified Reinsurance segment for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Gross premiums written	$9,152	$14,439	$30,573	$41,021
Net premiums written	$8,666	$14,539	$27,591	$38,204
Net premiums earned	$11,323	$20,492	$35,381	$68,256
Other insurance revenue	261	554	919	2,120
Net loss and LAE	(6,624)	(13,807)	(19,703)	(40,695)
Commission and other acquisition expenses	(4,204)	(7,005)	(13,557)	(24,413)
General and administrative expenses	(1,818)	(1,849)	(5,177)	(6,972)
Underwriting loss	$(1,062)	$(1,615)	$(2,137)	$(1,704)
Ratios
Net loss and LAE ratio	57.2%	65.6%	54.3%	57.8%
Commission and other acquisition expense ratio	36.3%	33.3%	37.3%	34.7%
General and administrative expense ratio	15.7%	8.8%	14.3%	9.9%
Expense ratio	52.0%	42.1%	51.6%	44.6%
Combined ratio	109.2%	107.7%	105.9%	102.4%
The combined ratio for the three and nine months ended September 30, 2020 increased to 109.2% and 105.9%, respectively, compared to 107.7% and 102.4% for the same respective periods in 2019, largely due to significant declines in earned premium volume which increased the expense ratio and more than offset lower loss and LAE ratios. Please see the respective sections on net loss, commissions and administrative expenses for factors that have impacted the combined ratios in the discussion below.
Premiums — Gross premiums written decreased by $5.3 million or 36.6% and $10.4 million or 25.5% for the three and nine months ended September 30, 2020, respectively, compared to the same respective periods in 2019. This was primarily due to lower premiums written in German Auto Programs in our IIS business during the three and nine months ended September 30, 2020. Net premiums written decreased by $5.9 million or 40.4% and $10.6 million or 27.8% during the three and nine months ended September 30, 2020 compared to the same respective periods in 2019 mainly due to lower net premiums written in our German Auto programs within our IIS business as discussed above.
The tables below show net premiums written by line of business for the three and nine months ended September 30, 2020 and 2019:

For the Three Months Ended September 30,	2020	2019	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Written
International	$8,757	$14,563	$(5,806)	(39.9)%
Other	(91)	(24)	(67)	NM
Total Diversified Reinsurance	$8,666	$14,539	$(5,873)	(40.4)%

For the Nine Months Ended September 30,	2020	2019	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Written
International	$27,627	$38,246	$(10,619)	(27.8)%
Other	(36)	(42)	6	(14.3)%
Total Diversified Reinsurance	$27,591	$38,204	$(10,613)	(27.8)%
NM - not meaningful

Net premiums earned decreased by $9.2 million or 44.7% and $32.9 million or 48.2% during the three and nine months ended September 30, 2020, respectively, compared to the same respective periods in 2019 primarily due to lower earned premiums from German Auto programs and non-renewals in our European Capital Solutions business since 2019. The tables below show net premiums earned by line of business for the three and nine months ended September 30, 2020 and 2019:

For the Three Months Ended September 30,	2020	2019	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Earned
International	$11,414	$20,516	$(9,102)	(44.4)%
Other	(91)	(24)	(67)	NM
Total Diversified Reinsurance	$11,323	$20,492	$(9,169)	(44.7)%

For the Nine Months Ended September 30,	2020	2019	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Earned
International	$35,417	$68,298	$(32,881)	(48.1)%
Other	(36)	(42)	6	(14.3)%
Total Diversified Reinsurance	$35,381	$68,256	$(32,875)	(48.2)%
NM - not meaningful
Other Insurance Revenue — Other insurance revenue, which represents fee income from our IIS business that is not directly associated with premium revenue assumed by the Company as well as other income earned from transitional services relating to the sale of Maiden US, decreased by $0.3 million or 52.9% and $1.2 million or 56.7% for the three and nine months ended September 30, 2020, respectively, compared to the same respective periods in 2019. This was partly due to the sale of AVS and its subsidiaries on January 10, 2019 as a substantial portion of our International fee income was generated by AVS and its subsidiaries in Germany and Austria through its point of sale producers in select OEM's dealerships.
The tables below show other insurance revenue by source for the three and nine months ended September 30, 2020 and 2019:

For the Three Months Ended September 30,	2020	2019	Change
	($ in thousands)			%
International	$197	$302	$(105)	(34.8)%
Other income	64	252	(188)	(74.6)%
Total Diversified Reinsurance	$261	$554	$(293)	(52.9)%

For the Nine Months Ended September 30,	2020	2019	Change
	($ in thousands)			%
International	$789	$1,363	$(574)	(42.1)%
Other income	130	757	(627)	(82.8)%
Total Diversified Reinsurance	$919	$2,120	$(1,201)	(56.7)%
Net Loss and LAE — Net loss and LAE decreased by $7.2 million or 52.0% and $21.0 million or 51.6% for the three and nine months ended September 30, 2020, respectively, compared to the same respective periods in 2019. Net loss and LAE ratio decreased to 57.2% and 54.3% for the three and nine months ended September 30, 2020, respectively, compared with 65.6% and 57.8% during the same respective periods in 2019.
During the three months ended September 30, 2020, the net loss and LAE ratio decreased by 8.4 percentage points compared to the same period in 2019. The 2020 loss ratio was impacted by adverse prior year loss reserve development which was $0.5 million or 4.2 percentage points during the three months ended September 30, 2020, compared to the impact of adverse development of $0.7 million or 3.3 percentage points on the loss ratio for the same period in 2019. The loss development in 2020 was due to adverse development experienced in European Capital Solutions while the loss development in 2019 was the result of adverse development experienced in facultative reinsurance run-off partially offset by favorable development in International Auto.
During the nine months ended September 30, 2020, the net loss and LAE ratio decreased by 3.5 percentage points compared to the same period in 2019. The 2020 loss ratio was impacted by adverse prior year loss reserve development which was $0.3 million or 0.9 percentage points during the nine months ended September 30, 2020, compared to the impact of favorable development of $1.5 million or 2.1 percentage points on the loss ratio in 2019. The adverse loss development in 2020 was the result of adverse development experienced in European Capital Solutions, while the favorable loss development in 2019 was due to favorable development experienced from facultative reinsurance run-off lines as well as German Auto programs.
The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be effected by changes in the mix of business and the impact of increases in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, as well as the impact on the loss ratio described above, the combined ratio increased by 1.5 and 3.5 percentage points for the three and nine months ended September 30, 2020 compared to the same respective periods in 2019.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $2.8 million or 40.0% and $10.9 million or 44.5% for the three and nine months ended September 30, 2020, respectively, compared to the same respective periods in 2019, largely as a result of the corresponding decrease in net premiums earned in this segment.
The commission and other acquisition expense ratio for the three and nine months ended September 30, 2020 increased to 36.3% and 37.3%, respectively, compared to 33.3% and 34.7% for the same respective periods in 2019, reflecting the change in the mix of pro rata versus excess of loss premiums written compared to the same respective periods in 2019. Please refer to the preceding paragraph for other factors that can impact the combined ratio.
General and Administrative Expenses — General and administrative expenses decreased by 1.7% and $1.8 million or 25.7% for the three and nine months ended September 30, 2020, respectively, compared to the same respective periods in 2019. The general and administrative expense ratio increased to 15.7% and 14.3% for the three and nine months ended September 30, 2020, respectively, compared to 8.8% and 9.9% for the same respective periods in 2019 due to lower net premiums earned compared to the respective prior year periods.
The overall expense ratio (including commission and other acquisition expenses) for the three and nine months ended September 30, 2020 increased to 52.0% and 51.6% compared to 42.1% and 44.6% for the same respective periods in 2019 largely as a result of lower premium revenue compared to the respective prior year periods.

AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported underwriting income of $4.5 million and $1.8 million during the three and nine months ended September 30, 2020, respectively, compared to an underwriting loss of $78.5 million and $160.1 million in the same respective periods in 2019. The improvement in the underwriting results was due to improved loss development on prior years, which resulted in a sharply lower combined ratio on significantly lower earned premiums during the three and nine months ended September 30, 2020 compared to the respective periods in 2019.
The underwriting results and associated ratios for the AmTrust Reinsurance segment for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Gross premiums written	$(5,635)	$21,405	$(10,340)	$(564,199)
Net premiums written	$(5,635)	$21,405	$(10,098)	$(564,199)
Net premiums earned	$12,982	$74,406	$41,447	$343,730
Net loss and LAE	(2,441)	(126,945)	(21,456)	(374,103)
Commission and other acquisition expenses	(5,447)	(25,758)	(16,221)	(127,623)
General and administrative expenses	(630)	(235)	(1,941)	(2,063)
Underwriting income (loss)	$4,464	$(78,532)	$1,829	$(160,059)
Ratios
Net loss and LAE ratio	18.8%	170.6%	51.8%	108.8%
Commission and other acquisition expense ratio	42.0%	34.6%	39.1%	37.1%
General and administrative expense ratio	4.8%	0.3%	4.7%	0.6%
Expense ratio	46.8%	34.9%	43.8%	37.7%
Combined ratio	65.6%	205.5%	95.6%	146.5%
The combined ratio decreased 139.9 percentage points to 65.6% for the three months ended September 30, 2020 compared to 205.5% for the same period in 2019 partly due to the impact of favorable prior year loss development of $7.7 million or 59.5 percentage points during the third quarter of 2020 compared to the impact of adverse prior year development of $62.4 million or 83.8 percentage points for the same period in 2019. Prior year favorable development in 2020 was primarily due to Workers Compensation partly offset by adverse development within Commercial Auto and General Liability. The adverse loss development in Commercial Auto and General Liability for the three months ended September 30, 2020 was significantly more limited compared to the same period in 2019. The adverse development in 2019 was primarily due to Commercial Auto and General Liability in accident years 2015 to 2018, partly offset by favorable development in Workers Compensation in accident years 2016 to 2018.
The combined ratio decreased 50.9 percentage points to 95.6% for the nine months ended September 30, 2020 compared to 146.5% for the same period in 2019 partly due to the impact of favorable prior year loss development of $8.1 million or 19.6 percentage points in the first nine months of 2020 compared to the impact of adverse prior year development of $97.6 million or 28.4 percentage points for the same period in 2019. Prior year favorable development in 2020 was primarily due to Workers Compensation partly offset by adverse development within Commercial Auto and General Liability. The adverse loss development in Commercial Auto and General Liability for the nine months ended September 30, 2020 was significantly more limited compared to the same period in 2019. The adverse development in 2019 was primarily due to Commercial Auto and General Liability in accident years 2014 to 2018, partly offset by favorable development in Workers Compensation in accident years 2016 to 2018.
Premiums — There were negative gross and net premiums written for the three and nine months ended September 30, 2020 reflecting premium adjustments under the AmTrust Quota Share from April 1, 2020. Furthermore, the termination of both the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019, led to no new business written under these contracts during 2020. In 2019, the Partial Termination Amendment resulted in Maiden Reinsurance returning approximately $648.0 million in unearned premium to AII, or approximately $436.8 million net of applicable ceding commission and brokerage, which caused negative gross and net premiums written for the nine months ended September 30, 2019.

The tables below show net premiums written by category for the three and nine months ended September 30, 2020 and 2019:

For the Three Months Ended September 30,	2020	2019
($ in thousands)	Total	Total
Net Premiums Written
Small Commercial Business	$(2,123)	$8,050
Specialty Program	(209)	4,139
Specialty Risk and Extended Warranty	(3,303)	9,216
Total AmTrust Reinsurance	$(5,635)	$21,405

For the Nine Months Ended September 30,	2020	2019
($ in thousands)	Total	Total
Net Premiums Written
Small Commercial Business	$(8,517)	$(329,116)
Specialty Program	268	(24,500)
Specialty Risk and Extended Warranty	(1,849)	(210,583)
Total AmTrust Reinsurance	$(10,098)	$(564,199)
Net premiums earned decreased by $61.4 million or 82.6% and $302.3 million or 87.9% for the three and nine months ended September 30, 2020, respectively, compared to the same respective periods in 2019 due to the terminations of the AmTrust Quota Share and European Hospital Liability Quota Share as of January 1, 2019. The negative net premiums earned on Small Commercial Business for the three and nine months ended September 30, 2020 was due to premium adjustments and earned premium returns under the recent commutation of certain home warranty business under the AmTrust Quota Share as of April 1, 2020. The tables below detail net premiums earned by category for the three and nine months ended September 30, 2020 and 2019:

For the Three Months Ended September 30,	2020		2019		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned
Small Commercial Business	$(1,921)	(14.8)%	$18,686	25.1%	$(20,607)	(110.3)%
Specialty Program	(190)	(1.5)%	22,204	29.8%	(22,394)	(100.9)%
Specialty Risk and Extended Warranty	15,093	116.3%	33,516	45.1%	(18,423)	(55.0)%
Total AmTrust Reinsurance	$12,982	100.0%	$74,406	100.0%	$(61,424)	(82.6)%

For the Nine Months Ended September 30,	2020		2019		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned
Small Commercial Business	$(8,094)	(19.5)%	$81,424	23.7%	$(89,518)	(109.9)%
Specialty Program	311	0.7%	128,751	37.5%	(128,440)	(99.8)%
Specialty Risk and Extended Warranty	49,230	118.8%	133,555	38.8%	(84,325)	(63.1)%
Total AmTrust Reinsurance	$41,447	100.0%	$343,730	100.0%	$(302,283)	(87.9)%
Net Loss and LAE — Net loss and LAE decreased by $124.5 million or 98.1% and $352.6 million or 94.3% for the three and nine months ended September 30, 2020, respectively, compared to the same respective periods in 2019 due to significantly lower earned premiums as a result of the termination of both quota share agreements with AmTrust. Net loss and LAE ratios decreased to 18.8% and 51.8% for the three and nine months ended September 30, 2020, respectively, compared to 170.6% and 108.8% for the same respective periods in 2019.
During the three months ended September 30, 2020, the net loss and LAE ratio decreased by 151.8 percentage points compared to the same period in 2019 primarily due to the following factors:
• the Partial Termination Amendment caused significant changes in the mix of business being earned in 2020 compared to 2019. These changes resulted in a current year loss ratio which decreased relative to the same period in 2019 for the remaining in-force business; and

•the impact of prior year loss development was favorable development of $7.7 million or 59.5 percentage points during the three months ended September 30, 2020 on the loss ratio, compared to the impact of adverse prior year loss development which was $62.4 million or 83.8 percentage points for the same period in 2019. Prior year favorable development in 2020 was primarily due to Workers Compensation partly offset by adverse development within Commercial Auto and General Liability. The adverse loss development in Commercial Auto and General Liability for the three months ended September 30, 2020 was significantly more limited compared to the same period in 2019. Prior year adverse development in 2019 was due to favorable development in Commercial Auto and General Liability in accident years 2015 to 2018, partly offset by favorable development in Workers Compensation.
During the nine months ended September 30, 2020, the net loss and LAE ratio decreased by 57.0 percentage points compared to the same period in 2019 primarily due to the following factors:
• the Partial Termination Amendment caused significant changes in the mix of business being earned in 2020 compared to 2019. These changes resulted in a current year loss ratio which decreased relative to the same period in 2019 for the remaining in-force business; and
•the impact of prior year loss development was favorable development of $8.1 million or 19.6 percentage points during the nine months ended September 30, 2020 on the loss ratio, compared to the impact of adverse prior year loss development which was $97.6 million or 28.4 percentage points for the same period in 2019. Prior year favorable development in 2020 was primarily due to Workers Compensation partly offset by adverse development within Commercial Auto and General Liability. The adverse loss development in Commercial Auto and General Liability for the nine months ended September 30, 2020 was significantly more limited compared to the same period in 2019. Prior year adverse development in 2019 was due to Commercial Auto and General Liability in accident years 2014 to 2018, partly offset by favorable development in Workers Compensation in accident years 2016 to 2018.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $20.3 million or 78.9% and $111.4 million or 87.3% for the three and nine months ended September 30, 2020, respectively, compared to the same respective periods in 2019 due to significantly lower earned premiums as a result of the terminations of both quota share agreements with AmTrust effective as of January 1, 2019.
The commission and other acquisition expense ratio increased to 42.0% and 39.1% for the three and nine months ended September 30, 2020, respectively, compared to 34.6% and 37.1% for the same respective periods in 2019.
General and Administrative Expenses — General and administrative expenses increased by $0.4 million or 168.1% and decreased by $0.1 million or 5.9% for the three and nine months ended September 30, 2020, respectively, compared to the same respective periods in 2019. The general and administrative expense ratios increased to 4.8% and 4.7% for the three and nine months ended September 30, 2020, respectively, compared to 0.3% and 0.6% for the same respective periods in 2019 as a result of much lower earned premiums due to the termination of both quota share agreements with AmTrust as of January 1, 2019.
The overall expense ratio (including commission and other acquisition expenses) increased to 46.8% and 43.8% for the three and nine months ended September 30, 2020, respectively, compared to 34.9% and 37.7% for the same respective periods in 2019 primarily due to significantly lower earned premiums as discussed above.
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
As of September 30, 2020, the Company had investable assets of $2.4 billion compared to $2.8 billion as of December 31, 2019. Investable assets are the combined total of our investments, cash and cash equivalents (including restricted), loan to a related party and funds withheld receivable. The decrease in investable assets is primarily the result of significant negative operating cash flows during nine months ended September 30, 2020, particularly as a result of our cessation of active reinsurance underwriting, including certain contract terminations that occurred in 2019 that require the disbursement of cash and investments to settle claim payments in 2020.
The regulatory and liquidity requirements of the Company's operating segments are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10- K for the year ended December 31, 2019, filed with the SEC on March 18, 2020.
As previously indicated, Maiden Reinsurance re-domesticated to Vermont on March 16, 2020. We continue to be actively engaged with the Vermont DFR regarding the formulation of Maiden Reinsurance's longer term business plan, including its investment policy, changes to which require prior regulatory approval as stipulated by Vermont law or the Vermont DFR for any active underwriting, capital management or other strategic initiatives. Maiden Reinsurance has received all necessary approvals required to date by the Vermont DFR, including its investment policy.
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
Our business has undergone significant changes in the past two years. As previously noted, the Strategic Review resulted in a series of transactions that have materially reduced our balance sheet risk and have transformed our operations. As a result of the transactions entered into from the Strategic Review, we are not engaged in any active underwriting of reinsurance business thus our net premiums written will continue to be materially lower in 2020 and investment income will become a significantly larger portion of our total revenues. This has caused significant negative operating cash flows, particularly as we run off the AmTrust Reinsurance reserves as shown in the table below. We expect this trend to continue going forward for the rest of 2020 and beyond.
We expect to use funds from cash and investment portfolios, collected premiums on reinsurance contracts in force or being run-off, investment income and proceeds from investment sales and redemptions to meet our expected claims payments and operational expenses. Claim payments will be principally from the run-off of existing reserves for loss and loss adjustment expenses. A significant portion of those liabilities are collateralized and claim payments will be funded by using this collateral which should provide sufficient funding to fulfill those obligations. We generally expect negative operating cash flows to be sufficiently offset by positive investing cash flows. Overall, we continue to expect our cash flows to be sufficient to meet our cash requirements and to operate our business.
At September 30, 2020 and December 31, 2019, unrestricted cash and cash equivalents and unrestricted fixed maturity investments were $319.7 million and $435.0 million, respectively. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next twelve months. The table below summarizes our operating, investing and financing cash flows for the nine months ended September 30, 2020 and 2019:

For the Nine Months Ended September 30,	2020	2019
	($ in thousands)
Operating activities	$(447,664)	$(949,283)
Investing activities	528,677	686,394
Financing activities	(1)	(18)
Effect of exchange rate changes on foreign currency cash	1,605	(1,269)
Total increase (decrease) in cash, restricted cash and cash equivalents	82,617	(264,176)
Less: change in cash, restricted cash and cash equivalents of discontinued operations	—	(6,113)
Total change in cash, restricted cash and cash equivalents of continuing operations	$82,617	$(258,063)
Cash Flows used in Operating Activities
Cash flows used in operating activities for the nine months ended September 30, 2020 were $447.7 million compared to cash flows used in operating activities of $949.3 million for the nine months ended September 30, 2019, a decrease of $501.6 million. Cash flows used in discontinued operations were $0.0 million for the nine months ended September 30, 2020 compared to $1.8 million in the nine months ended September 30, 2019. Cash flows used in continuing operating activities were $447.7 million for the nine months ended September 30, 2020 compared to cash flows used in continuing operations of $947.4 million for the nine months ended September 30, 2019.
The operating cash flows used in continuing operations for the nine months ended September 30, 2020 and 2019 were primarily the result of the termination of the AmTrust Quota Share including both the Partial Termination Amendment and the Commutation and Release Agreement, and the termination of the European Hospital Liability Quota Share, which significantly decreased gross premiums written during both respective periods while claim payments have been principally from the run-off of existing reserves for loss and LAE.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash provided by investing activities was $528.7 million for the nine months ended September 30, 2020 compared to $686.4 million for the same period in 2019 primarily due to proceeds from the sale of fixed maturity investments which were made to settle claim payments during the nine months ended September 30, 2020. Net cash provided by investing activities of $686.4 million for the same period in 2019 was primarily due to the sale of fixed maturity investments in the third quarter of 2019 which were made to settle the Commutation Payment of $312.8 million and retrocession premium of $445.0 million under the LPT/ADC Agreement.
Cash flows used in discontinued operations was $0.0 million for the nine months ended September 30, 2020 compared to cash flows used in discontinued operations of $6.1 million for the same period in 2019. Cash flows provided by continuing operations was $528.7 million during the nine months ended September 30, 2020 compared to cash flows provided by continuing operations of $692.5 million for the same period in 2019 as the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $572.8 million compared to an inflow of $695.8 million for the same period in 2019.
Cash Flows from Financing Activities
Cash flows used in financing activities were $1.0 thousand for the nine months ended September 30, 2020 compared to $18.0 thousand for the same period in 2019 which represent repurchases of common shares to settle employee withholding in respect of tax obligations on the vesting of restricted shares and performance based shares. No dividends on common or preference shares were paid during the nine months ended September 30, 2020 and 2019. Our Board of Directors have not declared any common or preference share dividends since the fourth quarter of 2018.
Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 18, 2020.
At September 30, 2020 and December 31, 2019, restricted cash and cash equivalents and fixed maturity investments used as collateral were $1.2 billion and $1.5 billion, respectively. This collateral represents 78.4% and 77.6% of the fair value of our total fixed maturity investments and cash, restricted cash and cash equivalents at September 30, 2020 and December 31, 2019, respectively.
Investments
The investment of our funds has generally been designed to ensure safety of principal while generating current income. Accordingly, the majority of our funds have been invested in liquid, investment-grade fixed income securities which are all designated as available-for-sale at September 30, 2020. Please see "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q.
As our insurance liabilities continue to run-off and the required capital to operate our business for regulatory purposes decreases, we may have the ability to consider additional asset classes to enhance the income and returns our investment portfolio produces. We have and may continue to allocate a portion of our investment portfolio to other investments, including private equity and credit funds, fixed income funds, hedge funds, equity funds and other non-fixed income investments. We categorize these investments as "Other Investments" on our condensed consolidated balance sheets. For further details on these Other Investments, please see "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4(b). Other Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q.
We may utilize and pay fees to various companies to provide investment advisory and/or management services related to these investments. These fees, which would be predominantly based upon the amount of assets under management, would be included in net investment income. We believe other investments and equity method investments would provide diversification against our fixed maturity investments and an opportunity for improved risk-adjusted returns; however, the returns of other investments may be more volatile and we may experience significant unrealized gains or losses in any particular quarter or year.
The substantial majority of our current and future investments are held by Maiden Reinsurance, whose investment policy has been approved by the Vermont DFR. Maiden Reinsurance has received all necessary approvals for its investment policy.
During the nine months ended September 30, 2020, the yield on the 10-year U.S. Treasury bond decreased by 123 basis points to 0.69%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the securities in our portfolio. The U.S. Treasury yield curve experienced a material downward shift during the nine months ended September 30, 2020, reflecting significant global financial and economic volatility from the COVID-19 pandemic which spread during the first half of 2020. The global nature of the pandemic resulted in an abrupt downturn in economic activity both globally and within the U.S., and financial markets experienced unprecedented volatility during this period. The U.S. Federal Reserve, along with central bankers globally, have implemented multiple rounds of rapid and aggressive monetary measures to provide liquidity to financial markets and to relieve imbalances that rapidly formed in those markets in the face of the pandemic and its economic and financial impacts. Government policymakers in the U.S. and globally have additionally implemented an ongoing series of unprecedented fiscal policy measures to provide immediate and near-term economic relief to affected populations.
The movement in the market values of our fixed maturity portfolio during the nine months ended September 30, 2020 generated net unrealized gains of $7.0 million, despite the ongoing COVID-19 pandemic which has caused widening credit spreads, a surging demand for liquidity and a slowdown to global economic activity. Due in large part to the ongoing uncertainty caused by the COVID-19 pandemic in global financial markets during the nine months ended September 30, 2020, our investment portfolio experienced significant fluctuation in unrealized gains and losses (largely due to rapidly fluctuating credit spreads on fixed income investments), increased volatility, heightened credit risk, and declines in average yields on our fixed income investments. Our investment portfolios may be adversely impacted by unfavorable market conditions caused by the COVID-19 pandemic, which could cause continued volatility in our results of operations and negatively impact our financial condition.
At September 30, 2020, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods. To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.

At September 30, 2020 and December 31, 2019, these respective durations in years were as follows:

	September 30, 2020	December 31, 2019
Fixed maturities and cash and cash equivalents	2.3	3.0
Reserve for loss and LAE(1)	4.4	4.2
(1) The duration regarding our reserve for loss and LAE at September 30, 2020 is gross of LPT/ADC Agreement reserves.
During the nine months ended September 30, 2020, the weighted average duration of our fixed maturity investment portfolio decreased by 0.7 years to 2.3 years and the duration for the reserve for loss and LAE increased by 0.2 years to 4.4 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities. At September 30, 2020, the duration of our fixed maturity investment portfolio decreased compared to December 31, 2019 due to sales of fixed maturity investments primarily as a result of settling claim payments with AmTrust. At September 30, 2020, the duration of our loss reserves net of the LPT/ADC Agreement was in line with the duration of our fixed maturity investment portfolio.
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows at September 30, 2020 and December 31, 2019, respectively:

September 30, 2020	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$100,930	$197	$—	$101,127	2.1%	0.1
U.S. agency bonds – mortgage-backed	339,144	11,567	(361)	350,350	2.6%	3.4
Non-U.S. government and supranational bonds	8,649	605	(32)	9,222	1.1%	6.4
Asset-backed securities	184,982	1,233	(1,225)	184,990	2.3%	0.7
Corporate bonds	625,210	27,782	(10,714)	642,278	2.3%	3.2
	1,258,915	41,384	(12,332)	1,287,967	2.4%	2.7
Cash and cash equivalents	189,895	—	—	189,895	0.1%	0.0
Total	$1,448,810	$41,384	$(12,332)	$1,477,862	2.1%	2.3

December 31, 2019	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$94,921	$704	$—	$95,625	2.5%	0.7
U.S. agency bonds – mortgage-backed	533,296	6,717	(1,291)	538,722	2.9%	4.1
Non-U.S. government and supranational bonds	11,796	294	(91)	11,999	1.2%	4.6
Asset-backed securities	187,881	821	(532)	188,170	3.8%	0.9
Corporate bonds	981,441	31,140	(15,725)	996,856	2.9%	3.4
Municipal bonds	4,091	55	—	4,146	4.6%	1.4
	1,813,426	39,731	(17,639)	1,835,518	3.0%	3.2
Cash and cash equivalents	107,278	—	—	107,278	0.6%	0.0
Total	$1,920,704	$39,731	$(17,639)	$1,942,796	2.8%	3.0
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.

At September 30, 2020 and December 31, 2019, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
U.S. agency bonds - mortgage-backed
Residential mortgage-backed ("RMBS")
GNMA – fixed rate	$21,102	6.0%	$33,079	6.1%
GNMA – variable rate	6,020	1.7%	7,075	1.3%
FNMA – fixed rate	152,738	43.6%	241,905	44.9%
FHLMC – fixed rate	170,490	48.7%	256,663	47.7%
Total U.S. agency bonds	$350,350	100.0%	$538,722	100.0%
Our Agency MBS portfolio is 27.2% of our fixed maturity investments at September 30, 2020. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn.
At September 30, 2020 and December 31, 2019, 96.6% and 99.7%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+, or equivalent, or less. Please see "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.
The security holdings by sector and financial strength rating of our corporate bond holdings at September 30, 2020 and December 31, 2019 were as follows:

	Ratings(1)
September 30, 2020	AAA, AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	0.9%	1.4%	—%	$15,356	2.3%
Communications	—%	1.0%	4.5%	1.6%	45,468	7.1%
Consumer	—%	2.0%	21.9%	1.6%	163,424	25.5%
Energy	2.5%	6.1%	2.9%	1.9%	86,022	13.4%
Financial Institutions	7.0%	25.0%	12.3%	1.0%	291,193	45.3%
Industrials	—%	0.9%	1.5%	0.7%	19,816	3.1%
Technology	—%	2.7%	0.6%	—%	20,999	3.3%
Total	9.5%	38.6%	45.1%	6.8%	$642,278	100.0%

	Ratings(1)
December 31, 2019	AAA, AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	0.6%	1.4%	—%	$19,517	2.0%
Communications	—%	2.4%	4.0%	—%	64,159	6.4%
Consumer	0.2%	8.3%	19.6%	—%	279,940	28.1%
Energy	0.9%	6.1%	3.8%	—%	107,369	10.8%
Financial Institutions	3.1%	30.1%	10.7%	0.6%	443,983	44.5%
Industrials	—%	1.8%	3.5%	—%	53,279	5.3%
Technology	—%	1.7%	1.2%	—%	28,609	2.9%
Total	4.2%	51.0%	44.2%	0.6%	$996,856	100.0%
(1)    Ratings as assigned by S&P, or equivalent

At September 30, 2020, the Company’s ten largest corporate holdings, 50.9% of which are U.S. dollar denominated, 39.1% of which are in the Consumer Sector and 48.3% of which are in the Financial Institutions sector, at fair value and as a percentage of all fixed income securities were as follows:

September 30, 2020	Fair Value	% of Holdings	Rating(1)
	($ in thousands)
Electricite de France, 4.625%, Due 9/11/2024	$17,862	1.4%	A-
UBS Group Funding (Jersey) Ltd, 2.65% Due 2/1/2022	17,487	1.4%	A-
Abbvie Inc., 3.80%, Due 3/15/2025	16,633	1.3%	BBB
Brookfield Asset Management Inc., 4.00% Due 1/15/2025	13,459	1.0%	A-
Nordea Bank ABP, 0.875% Due 6/26/2023	13,115	1.0%	A
Anheuser-Busch INBEV NV, 2.875% Due 9/25/2024	13,063	1.0%	BBB+
Bayer US Finance LLC, 3.375% Due 10/8/2024	13,054	1.0%	BBB+
Deutsche Bank AG, 1.25%, Due 9/8/2021	12,994	1.0%	BBB-
Carlsberg Breweries A/S, 2.5%, Due 5/28/2024	12,693	1.0%	BBB
Deutsche Bank AG (NY Branch), 3.7%, Due 5/30/2024	11,525	0.9%	BBB-
Total	$141,885	11.0%
(1)    Ratings as assigned by S&P, or equivalent
At September 30, 2020 and December 31, 2019, respectively, we hold the following non-U.S. dollar denominated securities:

	September 30, 2020		December 31, 2019
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated corporate bonds	$343,962	97.4%	$310,323	96.3%
Non-U.S. government and supranational bonds	9,222	2.6%	11,999	3.7%
Total non-U.S. dollar denominated securities	$353,184	100.0%	$322,322	100.0%
At September 30, 2020 and December 31, 2019, respectively, these non-U.S. securities are invested in the following currencies:

	September 30, 2020		December 31, 2019
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Euro	$322,075	91.2%	$272,493	84.5%
British Pound	24,830	7.0%	42,342	13.1%
Canadian Dollar	4,875	1.4%	5,364	1.7%
All other currencies	1,404	0.4%	2,123	0.7%
Total non-U.S. dollar denominated securities	$353,184	100.0%	$322,322	100.0%
The net increase in non-U.S. denominated fixed maturities is primarily due to the depreciation of Euro denominated corporate bonds during the nine months ended September 30, 2020. At September 30, 2020 and December 31, 2019, all of the Company's non-U.S. government and supranational issuers have a rating of A or higher by S&P.
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

Ratings(1)	September 30, 2020		December 31, 2019
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$1,217	0.4%	$481	0.2%
AA+, AA, AA-	29,698	8.6%	21,231	6.8%
A+, A, A-	161,301	46.9%	137,584	44.3%
BBB+, BBB, BBB-	138,703	40.3%	145,546	46.9%
BB+ or lower	13,043	3.8%	5,481	1.8%
Total non-U.S. dollar denominated corporate bonds	$343,962	100.0%	$310,323	100.0%
(1)     Ratings as assigned by S&P, or equivalent

The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies at September 30, 2020 and December 31, 2019, respectively.
Other Balance Sheet Changes
The following table summarizes the Company's other material balance sheet changes at September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020	December 31, 2019	Change	Change %
Reinsurance recoverable on unpaid losses	$597,677	$623,422	$(25,745)	(4.1)%
Deferred commission and other acquisition expenses	55,962	77,356	(21,394)	(27.7)%
Funds withheld receivable	652,855	684,441	(31,586)	(4.6)%
Reserve for loss and LAE	1,975,073	2,439,907	(464,834)	(19.1)%
Unearned premiums	161,453	220,269	(58,816)	(26.7)%
Deferred gain on retroactive reinsurance	79,995	112,950	(32,955)	(29.2)%
Accrued expenses and other liabilities	45,026	32,444	12,582	38.8%
The Company's deferred commission and other acquisition expenses decreased by 27.7% and unearned premiums decreased by 26.7% primarily due to the Partial Termination Amendment with AmTrust on a cut-off basis and the termination of the remaining business under both quota share contracts with AmTrust which are now in run-off with no new business written beginning January 1, 2019. Funds withheld receivable decreased by 4.6% primarily due to lower funds withheld to be utilized as collateral for the European Hospital Liability Quota Share.
Accrued expenses and other liabilities increased by 38.8% as at September 30, 2020 compared to December 31, 2019 due to increases in reinsurance balances payable, particularly claims, to AmTrust. The Company's reserve for loss and LAE decreased by 19.1% primarily due to the recent commutation of workers' compensation reserves during 2019 in the AmTrust Reinsurance segment.
The deferred gain on retroactive reinsurance decreased by 29.2%. The decrease in the unamortized deferred gain on retroactive reinsurance for the nine months ended September 30, 2020 is attributable to the following: 1) $9.3 million in loss and loss adjustment expenses recognized as favorable loss development in the Company’s GAAP income statement that are subject to the LPT/ADC Agreement; and 2) $23.7 million related to a reduction in estimated ultimate losses for certain workers’ compensation losses previously commuted by the Company to AmTrust which are subject to specific terms and conditions pursuant to the LPT/ADC Agreement. This also impacted the reinsurance recoverable on unpaid losses which decreased by 4.1% as at September 30, 2020 compared to December 31, 2019.
Capital Resources
Capital resources consist of funds deployed in support of our operations. In the nine months ended September 30, 2020, our total capital resources increased by $30.4 million, or 3.9% compared to December 31, 2019 due to net income attributable to common shareholders partly offset by unrealized gains on our investment portfolio.The following table shows the movement in total capital resources at September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020	December 31, 2019	Change	Change %
Preference shares	$465,000	$465,000	$—	—%
Common shareholders' equity	73,086	42,718	30,368	71.1%
Total shareholders' equity	538,086	507,718	30,368	6.0%
Senior Notes - principal amount	262,500	262,500	—	—%
Total capital resources	$800,586	$770,218	$30,368	3.9%
The major factors contributing to the net increase in capital resources were as follows:
Shareholders' equity
Total shareholders' equity at September 30, 2020 increased by $30.4 million, or 6.0% compared to December 31, 2019 due to the following factors:
•net income attributable to Maiden of $32.2 million for the nine months ended September 30, 2020; and
•net increase in share based transactions of $2.0 million; partly offset by
•net decrease in AOCI of $3.9 million which arose due to: (1) an increase in net unrealized gains on investment of $6.9 million resulting from the net increase in the fair value of our investment portfolio relating to market price movements due to widening credit spreads and unfavorable economic conditions during the nine months ended September 30, 2020; and (2) a decrease in cumulative translation adjustments of $10.8 million due to the effect of the appreciation of the euro relative to the original currencies on our non-U.S. dollar net liabilities (excluding non-U.S. dollar denominated AFS fixed maturities).
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the nine months ended September 30, 2020, the Company did not repurchase any common shares under its share repurchase authorization, as it is precluded from repurchasing its common shares due to its failure to pay dividends on its preference shares. Until such time as dividends on preference shares are paid, the Company will not be able to repurchase or pay dividends on its common shares. At September 30, 2020, the Company has a remaining authorization of $74.2 million for share repurchases.
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
Book value and diluted book value per common share at September 30, 2020 and December 31, 2019 were computed as follows:

	September 30, 2020	December 31, 2019
($ in thousands except share and per share data)
Ending common shareholders’ equity	$73,086	$42,718
Numerator for diluted book value per common share calculation	$73,086	$42,718

Common shares outstanding	84,763,882	83,148,458
Shares issued from assumed conversion of dilutive options and restricted shares	1,518,843	1,818,797
Denominator for diluted book value per common share calculation	86,282,725	84,967,255

Book value per common share	$0.86	$0.51
Diluted book value per common share	0.85	0.50
At September 30, 2020, book value per common share increased by 68.6% and diluted book value per common share increased by 70.0%, compared to December 31, 2019. This was primarily due to our net income attributable to common shareholders of $32.2 million during the nine months ended September 30, 2020, partly offset by the net decrease in AOCI of $3.9 million for the nine months ended September 30, 2020.
Please see the section named "Liquidity and Capital Resources - Investments" above for further information on the change in fair value of our fixed maturity investment portfolio.
Senior Notes
There were no changes in the Company’s Senior Notes at September 30, 2020 compared to December 31, 2019 and the Company did not enter into any short-term borrowing arrangements during the nine months ended September 30, 2020. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes.

The ratio of Debt to Total Capital Resources at September 30, 2020 and December 31, 2019 was computed as follows:

	September 30, 2020	December 31, 2019
($ in thousands)
Senior notes - principal amount	$262,500	$262,500
Maiden shareholders’ equity	538,086	507,718
Total capital resources	$800,586	$770,218
Ratio of debt to total capital resources	32.8%	34.1%
Preference Shares

On November 13, 2020, the Company announced that commencing November 16, 2020, Maiden Reinsurance was offering to purchase for cash, upon the terms and subject to the conditions set forth in its Offer to Purchase ("Purchase Offer") and accompanying Letter of Transmittal, up to $100.0 million of its 8.25% Non-Cumulative Preference Shares Series A, 7.125% Non-Cumulative Preference Shares Series C and 6.7% Non-Cumulative Preference Shares Series D (the "Preference Securities"). The acquisition by Maiden Reinsurance of the Preference Securities pursuant to the Purchase Offer is being made in compliance with Maiden Reinsurance's investment policy previously approved by the Vermont DFR.
The principal purpose of the Purchase Offer is to adjust the Company's and Maiden Reinsurance’s capital structure to reflect its current operations and the amount of capital that is required to operate. The Company's Board of Directors has not declared or paid a dividend on the Preference Securities since the fourth quarter of 2018 and there can be no assurance that it will declare and pay dividends on the Preference Securities in the future. The Preference Securities are perpetual and there is no fixed date on which we are required to redeem or otherwise repurchase them. Further, given the perpetual form of capital the Preference Securities represent, there can be no assurance that the Company or Maiden Reinsurance will make additional offers in the future to purchase the Preference Securities. The Company expects to use cash on hand to pay the consideration payable by it pursuant to the Purchase Offer and the fees and expenses incurred by it in connection therewith. The Offer is neither conditioned upon any minimum number of Securities being tendered, nor subject to any financing condition.
The Company or Maiden Reinsurance reserves the right, but is not obligated to, increase the Maximum Aggregate Purchase Amount in its sole and absolute discretion. The Purchase Offer will expire on December 15, 2020 at 11:59 p.m., New York City time, unless the Company or Maiden Reinsurance extends it (such date and time, as the same may be extended, the "Expiration Date"). If the aggregate Offer Price of the Preference Securities that are validly tendered and not properly withdrawn at the Expiration Time (the "Total Consideration Amount") exceeds the Maximum Aggregate Purchase Amount, Maiden Reinsurance will accept for purchase that number of Securities that does not result in the Total Consideration Amount exceeding the Maximum Aggregate Purchase Amount. In that event, the Securities will be subject to proration, as will be described in the Purchase Offer.

Non-GAAP Measures
As defined and described in the Key Financial Measures section, management uses certain key financial measures, some of which are non-GAAP measures, to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The calculation, reconciliation to nearest GAAP measure and discussion of relevant non-GAAP measures used by management are as follows:
Non-GAAP operating loss was $2.3 million for the three months ended September 30, 2020, compared to non-GAAP operating earnings of $39.5 million for the same period in 2019. The Company's non-GAAP operating results included a non-GAAP underwriting loss of $4.4 million for the three months ended September 30, 2020, compared to underwriting income of $24.3 million for the same period in 2019, which was primarily the result of underwriting results not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) as well as claims related to the European Hospital Liability Quota Share.
Non-GAAP operating earnings were $2.0 million for the nine months ended September 30, 2020, compared to a non-GAAP operating loss of $9.4 million for the same period in 2019. The Company's non-GAAP operating results included a non-GAAP underwriting loss of $9.6 million for the nine months ended September 30, 2020, compared to a non-GAAP underwriting loss of $57.5 million for the same period in 2019, which was primarily the result of underwriting results in the AmTrust segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) as well as claims related to the European Hospital Liability Quota Share. The significant improvement in non-GAAP underwriting losses for the nine months ended September 30, 2020 as compared to the same period 2019 was also assisted by a $9.8 million decline in other general and administrative expenses offset by a $31.4 million decrease in net investment income.
Non-GAAP operating earnings (loss) and Non-GAAP diluted operating earnings (loss) per share attributable to common shareholders
Non-GAAP operating earnings (loss) and non-GAAP diluted operating earnings (loss) per share attributable to common shareholders can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended September 30,	2020	2019
	($ in thousands except per share data)
Net income (loss)	$2,162	$(58,327)
Add (subtract):
Net realized gains on investment	(4,133)	(12,700)
Total other-than-temporary impairment losses	962	165
Foreign exchange and other losses (gains)	6,536	(7,827)
(Favorable) adverse prior year loss development subject to LPT/ADC Agreement	(7,840)	104,542
Income from discontinued operations, net of income tax	—	(75)
Interest expense paid under the LPT/ADC Agreement and the Commutation Agreement	—	13,596
Loss from NGHC Quota Share run-off	—	108
Non-GAAP operating (loss) earnings	$(2,313)	$39,482

Diluted earnings (loss) per share attributable to common shareholders	$0.03	$(0.70)
Add (subtract):
Net realized gains on investment	(0.05)	(0.15)
Total other-than-temporary impairment losses	0.01	—
Foreign exchange and other losses (gains)	0.07	(0.09)
(Favorable) adverse prior year loss development subject to LPT/ADC Agreement	(0.09)	1.25
Interest expense paid under the LPT/ADC Agreement and the Commutation Agreement	—	0.16
Non-GAAP diluted operating (loss) earnings per share attributable to common shareholders	$(0.03)	$0.47

For the Nine Months Ended September 30,	2020	2019
	($ in thousands except per share data)
Net income (loss)	$32,235	$(110,376)
Add (subtract):
Net realized gains on investment	(24,046)	(25,685)
Total other-than-temporary impairment losses	2,468	165
Foreign exchange and other losses (gains)	634	(14,013)
Loss from NGHC Quota Share run-off	—	312
(Favorable) adverse prior year loss development subject to LPT/ADC Agreement	(9,250)	104,542
Loss from discontinued operations, net of income tax	—	22,048
Interest expense paid under the LPT/ADC Agreement and the Commutation Agreement	—	13,596
Non-GAAP operating earnings (loss)	$2,041	$(9,411)

Diluted earnings (loss) per share attributable to common shareholders	$0.38	$(1.33)
Add (subtract):
Net realized gains on investment	(0.29)	(0.31)
Total other-than-temporary impairment losses	0.03	—
Foreign exchange and other losses (gains)	0.01	(0.17)
Loss from NGHC Quota Share run-off	—	0.01
(Favorable) adverse prior year loss development subject to LPT/ADC Agreement	(0.11)	1.26
Loss from discontinued operations, net of income tax	—	0.27
Interest expense paid under the LPT/ADC Agreement and the Commutation Agreement	—	0.16
Non-GAAP diluted operating earnings (loss) per share attributable to common shareholders	$0.02	$(0.11)
Non-GAAP Operating ROACE
Non-GAAP Operating ROACE for the three and nine months ended September 30, 2020 and 2019 was computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Non-GAAP operating (loss) earnings	$(2,313)	$39,482	$2,041	$(9,411)
Opening adjusted common shareholders’ equity	177,279	125,572	155,668	89,275
Ending adjusted common shareholders’ equity	153,081	172,697	153,081	172,697
Average adjusted common shareholders’ equity	165,180	149,135	154,375	130,986
Non-GAAP Operating ROACE	(5.6)%	105.0%	1.8%	(9.6)%

Non-GAAP Underwriting Results and Combined Ratio
The following summarizes our non-GAAP underwriting results for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Gross premiums written	$3,517	$35,844	$20,233	$(523,178)
Net premiums written	$3,031	$35,944	$17,493	$(525,995)
Net premiums earned	$24,305	$94,898	$76,828	$411,986
Other insurance revenue	261	554	919	2,120
Non-GAAP net loss and LAE(1)	(16,905)	(36,318)	(50,409)	(310,568)
Commission and other acquisition expenses	(9,651)	(32,763)	(29,778)	(152,036)
General and administrative expenses	(2,448)	(2,084)	(7,118)	(9,035)
Non-GAAP underwriting (loss) income(1)	$(4,438)	$24,287	$(9,558)	$(57,533)
Ratios:
Non-GAAP net loss and LAE ratio(1)	68.8%	38.1%	64.8%	75.0%
Commission and other acquisition expense ratio	39.3%	34.3%	38.3%	36.7%
General and administrative expense ratio	33.2%	9.3%	33.4%	9.1%
Expense ratio	72.5%	43.6%	71.7%	45.8%
Non-GAAP combined ratio(1)	141.3%	81.7%	136.5%	120.8%
(1) Non-GAAP underwriting income (loss), non-GAAP net loss and LAE, non-GAAP net loss and LAE ratio, and non-GAAP combined ratio for the three and nine months ended September 30, 2020 and 2019 include the impact of prior year reserve development subject to the LPT/ADC Agreement in the respective periods. Please see the "Key Financial Measures" section for definitions of Non-GAAP underwriting income (loss), net loss and LAE, non-GAAP net loss and LAE ratio, and non-GAAP combined ratio.
The non-GAAP underwriting results as well as the non-GAAP loss and LAE and ratios and non-GAAP combined ratios include the impact of prior year loss reserve development related to the AmTrust Quota Share which is fully recoverable from Cavello and subject to the LPT/ADC Agreement to show the ultimate economic benefit to the Company.
As shown in the table above, adjusted for the impact of favorable prior year reserve development subject to the LPT/ADC Agreement of $7.8 million and $9.3 million during the three and nine months ended September 30, 2020, respectively, the non-GAAP underwriting loss was $4.4 million and $9.6 million, respectively. This compared to non-GAAP underwriting income of $24.3 million and a non-GAAP underwriting loss of $57.5 million for the same respective periods in 2019 when adjusted for the impact of adverse prior year reserve development subject to the LPT/ADC Agreement of $104.5 million during the three and nine months ended September 30, 2019. The non-GAAP underwriting results in all respective periods were primarily the result of underwriting results in the AmTrust segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) as well as claims related to the European Hospital Liability Quota Share. Results in the Diversified segment during the three and nine months ended September 30, 2020 and 2019, respectively, were stable.
The non-GAAP combined ratio during the three and nine months ended September 30, 2020 was 141.3% and 136.5%, respectively, compared to 81.7% and 120.8% during the same respective periods in 2019 as shown in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Combined ratio	109.4%	191.2%	124.6%	146.0%
Less: change in unamortized deferred gain on retroactive reinsurance	(31.9)%	109.5%	(11.9)%	25.2%
Non-GAAP combined ratio	141.3%	81.7%	136.5%	120.8%
Non-GAAP Net Loss and LAE
As noted previously, adjusted for the impact of favorable prior year loss development on AmTrust reserves subject to the LPT/ADC Agreement, non-GAAP net loss and LAE for the three and nine months ended September 30, 2020 increased by $7.8 million and $9.3 million for the respective periods as these amounts are ultimately recoverable from Cavello. In comparison, adjusted for the impact of adverse prior year loss development on AmTrust reserves subject to the LPT/ADC Agreement of $104.5 million during the three and nine months ended September 30, 2019, non-GAAP net loss and LAE decreased by $104.5 million for the same respective periods as these amounts are ultimately recoverable from Cavello.

These adjustments have been reflected in the calculation of non-GAAP Loss and LAE as shown in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Net loss and LAE	$9,065	$140,860	$41,159	$415,110
Less: impact of PPD subject to LPT/ADC Agreement	(7,840)	104,542	(9,250)	104,542
Non-GAAP net loss and LAE	$16,905	$36,318	$50,409	$310,568
Adjusted for the impact of favorable prior year loss development on AmTrust reserves subject to the LPT/ADC Agreement of $7.8 million and $9.3 million during the three and nine months ended September 30, 2020, non-GAAP net loss and LAE was $16.9 million and $50.4 million, respectively, as shown in the table above.
Adjusted for the impact of adverse prior year loss development on AmTrust reserves subject to the LPT/ADC Agreement of $104.5 million during the three and nine months ended September 30, 2019, non-GAAP net loss and LAE was $36.3 million and $310.6 million, respectively.
The non-GAAP net loss and LAE ratios were 68.8% and 64.8%, respectively, for the three and nine months ended September 30, 2020 compared to non-GAAP net loss ratios of 38.1% and 75.0% for the same respective periods in 2019.
Adjusted Shareholders' Equity, Adjusted Total Capital Resources, Adjusted Book Value per Common Share, and Ratio of Debt to Total Adjusted Capital Resources
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at September 30, 2020 and December 31, 2019 reflect the addition of the unamortized deferred gain on retroactive reinsurance to the GAAP shareholders' equity as depicted in the computations below. The estimated deferred gain of $80.0 million at September 30, 2020 and $113.0 million at December 31, 2019 arises from the LPT/ADC Agreement with Cavello relating to losses subject to that agreement which are fully recoverable from Cavello.
The change in the unamortized deferred gain on retroactive reinsurance for the nine months ended September 30, 2020 is attributable to the following: (1) $9.3 million in loss and loss adjustment expenses recognized as favorable loss development in the Company's GAAP income statement that are subject to the LPT/ADC Agreement; and (2) $23.7 million related to a reduction in estimated ultimate losses for certain workers' compensation reserves previously commuted by the Company to AmTrust which are subject to specific terms and conditions pursuant to the LPT/ADC Agreement. We believe the inclusion of the unamortized deferred gain in these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve the Company's shareholders' equity over the settlement period under the terms of the agreement.
Reconciliation of shareholders' equity to Adjusted shareholders' equity and Adjusted Total Capital Resources
The following table computes adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain on retroactive reinsurance at September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020	December 31, 2019	Change	Change %
Preference shares	$465,000	$465,000	$—	—%
Common shareholders' equity	73,086	42,718	30,368	71.1%
Total shareholders' equity	538,086	507,718	30,368	6.0%
Unamortized deferred gain on retroactive reinsurance	79,995	112,950	(32,955)	(29.2)%
Adjusted shareholders' equity	618,081	620,668	(2,587)	(0.4)%
Senior Notes - principal amount	262,500	262,500	—	—%
Adjusted total capital resources	$880,581	$883,168	$(2,587)	(0.3)%
Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The adjusted book value per common share as reconciled for the recognition of the unamortized deferred gain on retroactive reinsurance at September 30, 2020 and December 31, 2019 was computed as follows:

	September 30, 2020	December 31, 2019
Book value per common share	$0.86	$0.51
Unamortized deferred gain on retroactive reinsurance	0.95	1.36
Adjusted book value per common share	$1.81	$1.87

Ratio of Debt to Adjusted Total Capital Resources
Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at September 30, 2020 and December 31, 2019 was computed as follows:

($ in thousands)	September 30, 2020	December 31, 2019
Senior notes - principal amount	$262,500	$262,500
Adjusted shareholders’ equity	618,081	620,668
Adjusted total capital resources	$880,581	$883,168
Ratio of debt to adjusted total capital resources	29.8%	29.7%

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely affected. At September 30, 2020, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the unaudited Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange losses of $6.5 million and $0.2 million were generated during the three and nine months ended September 30, 2020, respectively, compared to foreign exchange gains of $7.8 million and $9.7 million for the three and nine months ended September 30, 2019, respectively.
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
Off-Balance Sheet Arrangements
At September 30, 2020, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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
2. (c) Share Repurchases
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. The Company has a remaining authorization of $74,245 for share repurchases at September 30, 2020. There were no share repurchases during the three months ended September 30, 2020 under the share repurchase authorization.

For the Three Months Ended September 30, 2020	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Dollar amount still available under trading plan
				($ in thousands)
July 1, 2020 - July 31, 2020	—	$—	—	$74,245
August 1, 2020 - August 31, 2020	—	—	—	74,245
September 1, 2020 - September 30, 2020	—	—	—	74,245
Total	—	$—	—	74,245

Subsequent to the three months ended September 30, 2020 and through the period ended November 13, 2020, the Company did not repurchase any additional common shares which represent withholdings in respect of tax obligations on the vesting of performance based shares.

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
101.1
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensive Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) the unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
November 13, 2020		/s/ Lawrence F. Metz
Lawrence F. Metz President and Co-Chief Executive Officer

/s/ Patrick J. Haveron
Patrick J. Haveron Co-Chief Executive Officer and Chief Financial Officer