Form 10-K
period 2020-12-31
Maiden Holdings, Ltd.
filed 2021-03-15
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $85.9 million based on the closing sale price of the registrant’s common shares on the NASDAQ Capital Market on that date. As of March 9, 2021, 86,132,060 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on May 6, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Risk Factor Summary
We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. The following is a summary of the principal factors that make investing in our securities risky and may cause our actual results to differ materially from forward-looking statements included in this Annual Report on Form 10-K. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows and should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in Part I, Item 1A. in this report:
• we have incurred volatile operating results in recent years and there can be no assurance that we will return to active underwriting or maintain operating profitability;
• there can be no assurance that our shareholders’ equity will improve;
• management may not successfully implement its business strategy which could result in a decline of capital or adversely affect our financial condition or results of operations;
• our actual losses may be greater than our reserve for loss and loss adjustment expenses ("loss and LAE");
• our internal control and reporting systems might not be effective in the future, which could increase the risk that we would become subject to restatements of our financial results or to regulatory action or litigation;
• our reinsurers may not pay losses in a timely fashion, or at all, which could have a material adverse effect on our results of operations or financial condition;
• the failure of any of the loss limitation methods we have employed or could employ in the future could have a material adverse effect on our results of operations or financial condition;
• our efforts to develop products, expand in targeted markets or modify our business and strategic plans may not be successful and may create enhanced risks;
• we depend on the policies, procedures and expertise of ceding companies for the business we have written in the past; these companies may have failed to accurately assess and price the risks they have underwritten, which may lead us to inaccurately assess and price the risks we assumed;
• the inherent uncertainty of models and the use of such models as a tool to evaluate risk in our underwriting process may have an adverse impact on our financial results;

• the failure of our underwriting process could have an adverse effect on our results of operations or financial condition;
• failure of our information technology systems or breaches to our technology systems as a result of cyber-attacks could disrupt our business and adversely impact our profitability;
• we may not have sufficient unrestricted liquidity to meet our obligations and favorable terms to obtain additional capital may not be available;
• a significant amount of our invested assets are subject to changes in interest rates and market volatility. If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected;
• the determination of the fair values of our investments and whether a decline in the fair value of an investment is other-than-temporary are based on management’s judgment and may prove to be incorrect;
• our investments in alternative investments and our investments in joint ventures and/or entities accounted for using the equity method may be illiquid and volatile in terms of value and returns, which could negatively affect our investment income and liquidity;
• we do not anticipate paying any cash dividends on our common shares for the foreseeable future and there can be no assurance that dividends on the preference shares will resume;
• we may not be able to comply with restrictive covenants contained in the documents governing our Senior Notes or any future credit facility which could trigger prepayment obligations;
• if we are unable to maintain appropriate regulatory capital ratios, it could lead to regulatory restrictions;
• our industry is highly regulated, the regulatory requirements are expensive and we are subject to significant legal restrictions and these restrictions may have a material adverse effect on us;
• our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments;
• we have risks related to our Preference Shares and Senior Notes;
• a few significant shareholders may influence or control the direction of our business. If the ownership of our common shares continues to be highly concentrated, it may limit your ability and the ability of other shareholders to influence significant corporate decisions;
• the market price for our ordinary shares has been and may continue to be highly volatile, and if there is a further sustained decline in our share price there could be limited liquidity for our ordinary shares;
• provisions in our bye-laws could change voting rights of our shares, impede an attempt to replace or remove our directors, and/or make it difficult for a third party to acquire us which could diminish the value of our common shares;
• significant changes in our reinsurance relationship with AmTrust Financial Services, Inc. ("AmTrust") have reduced our current and future revenues and create significant uncertainty for sources of future liquidity;
• our initial arrangements with AmTrust were negotiated while we were its affiliate and as such the arrangements could be challenged as not reflecting terms that we would agree to in arm’s-length negotiations with an independent third party;
• our non-executive Chairman of the Board of Directors (the "Board") currently holds the positions of Chief Executive Officer and Chairman of AmTrust. These dual positions may present, and make us vulnerable to, difficult conflicts of interest and related legal challenges;
• we may not be able to attract and retain key employees or successfully implement our newly formulated business strategy; and
• our employee attrition recently has been high and may affect our ability to adequately manage our business.

Item 1. Business.
General Overview
Maiden Holdings is a Bermuda-based holding company, previously focused on serving the needs of regional and specialty insurers in the United States ("U.S."), Europe and select other global markets. As a result of a series of actions we have taken in recent years discussed below under "Recent Developments", we now create shareholder value by actively managing and allocating our assets and capital, including through ownership and management of businesses and assets mostly in the insurance and related financial services industries where we can leverage our deep knowledge of those markets. We also provide a full range of legacy services to small insurance companies, particularly those in run-off or with blocks of reserves that are no longer core, working with clients to develop and implement finality solutions including acquiring entire companies. We expect our legacy solutions business to contribute to our active asset and capital management strategies.
Short-term income protection business is written on a primary basis by our wholly owned subsidiaries Maiden Life Försäkrings AB ("Maiden LF") and Maiden General Försäkrings AB ("Maiden GF") in the Scandinavian and Northern European markets. Insurance support services are provided to Maiden LF and Maiden GF by our United Kingdom ("U.K.") services company, Maiden Global Holdings Ltd. (“Maiden Global”) which is also a licensed intermediary in the U.K. Maiden Global had previously operated internationally by providing branded auto and credit life insurance products through insurer partners, particularly those in the European Union ("EU") and other global markets. These products also produced reinsurance programs which were underwritten by our indirect wholly owned subsidiary Maiden Reinsurance Ltd. ("Maiden Reinsurance").
We are not actively underwriting reinsurance business but have some historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off. We continue to run-off the liabilities associated with AmTrust contracts, which we terminated in early 2019 as discussed below. We have also entered into a retroactive reinsurance agreement and a commutation agreement that further reduces our exposure to and limits the potential volatility related to these AmTrust liabilities, which are discussed in "Note 8 — Reinsurance" of the Notes to Consolidated Financial Statements included in Part II Item 8. "Financial Statements and Supplementary Data".
 As discussed below, the sale of our indirect wholly owned subsidiary Maiden Reinsurance North America, Inc. ("Maiden US") and the termination of our two quota share contracts with AmTrust materially reduced our gross and net premiums written since 2018. We have significantly reduced our operating expenses and continue to take steps to reduce these costs further.
Recent Developments
Since the third quarter of 2018, we have engaged in a series of transactions that dramatically reduced the regulatory capital required to operate our business, materially strengthened our solvency ratios, and ceased active reinsurance underwriting. During that time, we significantly increased our estimate of ultimate losses and loss reserves while purchasing reinsurance protection against further loss reserve volatility, and as a result, have improved the ultimate economic value of the Company.
The measures we have taken were initiated in early 2018, when our Board initiated a review of strategic alternatives ("Strategic Review") to evaluate ways to increase shareholder value after a period of continuing higher than targeted combined ratios and lower returns on equity than expected. Details of the transactions completed under the Strategic Review and other capital transactions are also discussed in the "Recent Developments" section of Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" as well as the related discussion in our Notes to the Consolidated Financial Statements specifically "Note 10 — Related Party Transactions" and "Note 13 — Shareholders’ Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10–K.
Our future results, and our ability to generate an improved risk-adjusted return on capital, may be impacted by risks and trends set forth in Item 1A, "Risk Factors", and elsewhere in this Annual Report on Form 10-K.
Business Strategy
We continued to re–evaluate our operating strategy during 2020 while leveraging the significant assets and capital we retain. In addition to restoring operating profitability, our strategic focus centers on creating the greatest risk-adjusted shareholder returns, whether via asset and capital management or active reinsurance underwriting of new risks, or a combination of both. Further details are discussed in the "Business Strategy" section of Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview" of this Annual Report on Form 10–K.
Our Principal Operating Subsidiaries
Maiden Reinsurance, an indirect wholly owned subsidiary of Maiden Holdings, is an affiliated reinsurance company licensed in the State of Vermont in the U.S. which commenced operations in June 2007. Effective March 16, 2020, the re-domestication of Maiden Reinsurance from Bermuda to the U.S. was completed. Maiden Reinsurance is now subject to the statutes and regulations of Vermont in the ordinary course of business. The re-domestication did not apply to Maiden Holdings which remains a Bermuda-based holding company.
Maiden Holdings North America, Ltd. ("Maiden NA") is our wholly owned U.S. holding company and is domiciled in the State of Delaware.
Maiden Global, a wholly owned subsidiary of Maiden Holdings, operates an insurance services company. Maiden Global is organized under the laws of England and Wales. Maiden LF and Maiden GF, both wholly owned subsidiaries of Maiden Holdings, are insurance companies organized under the laws of Sweden and write income protection insurance on a primary basis in the Scandinavian and Northern European market.

Our Reportable Segments
Our business currently consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. As a result of the strategic decision to divest all our U.S. treaty reinsurance operations in 2018, we revised the composition of our reportable segments in the fourth quarter of 2018. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”) and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), which are both in run-off effective January 1, 2019.
Financial data relating to our two reportable segments is included in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Consolidated Financial Statements - Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
The table below compares net premiums earned, by reportable segment, reconciled to the total consolidated net premiums earned for the years ended December 31, 2020 and 2019:

For the Year Ended December 31,	2020		2019
($ in thousands)	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total
Diversified Reinsurance	$47,847	45.1%	$83,691	18.7%
AmTrust Reinsurance	58,234	54.9%	364,071	81.3%
Total	$106,081	100.0%	$447,762	100.0%
Financial data relating to the geographical areas in which we operate and relating to our principal products by line of business may be found in "Notes to Consolidated Financial Statements - Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Diversified Reinsurance Segment
In this segment, Maiden Reinsurance wrote treaties on both a quota share basis and excess of loss basis outside the U.S. whereas Maiden LF and Maiden GF write business within Europe on a primary basis. Maiden Reinsurance has a limited number of in-force reinsurance contracts that are renewals of existing contracts. Net premiums written by our Diversified Reinsurance segment's operating subsidiaries, after intercompany reinsurance, for the years ended December 31, 2020 and 2019 included:

For the Year Ended December 31,	2020		2019
($ in thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Maiden Reinsurance	$21,073	56.6%	$36,074	73.4%
Maiden LF	9,421	25.3%	7,412	15.1%
Maiden GF	6,764	18.1%	5,665	11.5%
Total	$37,258	100.0%	$49,151	100.0%
Please refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion on the performance of our Diversified Reinsurance segment for the years ended December 31, 2020 and 2019.
Maiden Reinsurance was previously focused on developing a portfolio of assumed reinsurance within Europe and globally since the advent of Solvency II (referred to as "European Capital Solutions"). As a result of our A.M. Best rating being downgraded to B++ (Good) with negative outlook and implications in November 2018, the European Capital Solutions business was adversely affected and a significant amount of this business was either non–renewed at January 1, 2019 or terminated pursuant to contractual provisions in the underlying reinsurance contracts. The net premiums written in European Capital Solutions for the years ended December 31, 2020 and 2019 were as follows:

For the Year Ended December 31,	2020	2019
($ in thousands)
Net premiums written	$68	$(1,519)
Additionally, Maiden Global’s business development teams partner with automobile manufacturers, dealer associations and local primary insurers to design and implement point of sale insurance programs which generate revenue for the auto manufacturer and insurance premiums for the primary insurer ("IIS business"). Typically, the primary insurer agrees to reinsure an agreed upon percentage of the underlying business to Maiden Reinsurance as part of the overall arrangement. Maiden Reinsurance is generally not obligated to underwrite the original equipment automobile manufacturers' (the "OEMs") programs that Maiden Global designs.

The IIS premiums by line of business for the years ended December 31, 2020 and 2019 included:

For the Year Ended December 31,	2020		2019
($ in thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Personal Auto - Quota Share Reinsurance	$20,596	55.3%	$31,081	61.3%
Credit Life - Insurance	16,630	44.7%	19,631	38.7%
Total	$37,226	100.0%	$50,712	100.0%
For the years ended December 31, 2020, the Company's net written premiums for Personal Auto on a quota share reinsurance basis decreased compared to 2019 primarily due to a lower quota share cession percentage which declined from 65% in 2018 to 50% in 2019 and 35% in 2020 in the German Auto programs.
We previously generated fee income when Maiden Global participated in transactions and collected a fee for designing and facilitating the sale of insurance programs; prior to 2019, a significant portion of our fee income was generated by AVS Automotive VersicherungsService GmbH ("AVS") and its subsidiaries in Germany and Austria through its point of sale producers in select OEMs dealerships. On January 10, 2019, we completed the sale of AVS and related European subsidiaries to Allianz Partners ("Allianz"). In addition to a fee for the sale of AVS, we entered into a three–year quota share reinsurance agreement with Allianz for certain German automobile policies that we have historically reinsured. In 2021, the parties have agreed not to renew the reinsurance contracts for the third year. For the years ended December 31, 2020 and 2019, this fee income was earned within the following locations:

For the Year Ended December 31,	2020		2019
($ in thousands)	Fee Income	% of Total	Fee Income	% of Total
United Kingdom	$913	79.7%	$952	56.9%
Australia	232	20.3%	721	43.1%
Total	$1,145	100.0%	$1,673	100.0%
AmTrust Reinsurance Segment
General
AmTrust is a multinational specialty property and casualty insurance holding company with operations in the U.S., Europe and Bermuda. Effective January 1, 2019 (a) the AmTrust Quota Share, and (b) the European Hospital Liability Quota Share were terminated on a run-off basis. These transactions are broadly referred to herein as the "Final AmTrust QS Terminations". Apart from certain unearned premiums in the AmTrust Quota Share and the European Hospital Liability Quota Share that were earned subsequent to December 31, 2018, there was no new premium written within this segment during 2020 and 2019.
Information relating to our founding shareholders that are affiliated with AmTrust may be found in "Notes to Consolidated Financial Statements - Note 10. Related Party Transactions" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Through our reinsurance agreements with AmTrust, we reinsured specific lines of business within the following AmTrust business segments:
•Small commercial business insurance, which includes U.S. workers’ compensation, commercial package and other low-hazard property and casualty insurance products;
•Specialty risk and extended warranty coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the U.S., U.K. and certain other global markets and European hospital liability; and
•Specialty program which includes package products, general liability, commercial auto liability, excess and surplus lines programs and other specialty commercial property and casualty insurance to a narrowly defined, homogeneous group of small and middle market companies.
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
As a result of the Final AmTrust QS Terminations described above, our active reinsurance contracts with AmTrust were terminated effective January 1, 2019. Also, effective July 31, 2019, Maiden Reinsurance and AII entered into a Commutation and Release Agreement (which is broadly referred to herein as the "AmTrust WC Commutation") effective July 31, 2019, which provided for AII to assume all reserves ceded by AII to Maiden Reinsurance with respect to its proportional 40% share of the ultimate net loss under the AmTrust Quota Share related to: (a) all losses incurred in Accident Year 2017 and Accident Year 2018 under California workers' compensation policies and as defined in the AmTrust Quota Share ("Commuted California

Business"); and (b) all losses incurred in Accident Year 2018 under New York workers' compensation policies ("Commuted New York Business" and together with the Commuted California Business, "Commuted Business") in exchange for the release and full discharge of Maiden Reinsurance of all of its obligations to AII with respect to the Commuted Business. The Commuted Business did not include any business classified by AII as Specialty Program or Specialty Risk business.
European Hospital Liability Quota Share
On April 1, 2011, Maiden Reinsurance entered into the European Hospital Liability Quota Share with AEL and AIU DAC to cover those entities' medical liability business within Europe, primarily in Italy and France. These contracts were terminated on a run-off basis effective January 1, 2019 as part of the Final AmTrust QS Terminations.
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
•Manage risks within our risk appetite; and
•Effective review and reporting of major loss events.
The first line of defense assists with the identification of risks, creation of appropriate responses to risks, and maintains them within the risk appetite and tolerances that the ERM Committee believes are necessary to achieve our business strategies and objectives. The mitigation of risks is achieved through the application and operation of controls, transferring of risk or tolerating risks within risk appetite.
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
As a property and casualty holding company, our insurance subsidiaries are in the business of assuming risk, although we are not currently actively underwriting new risks. Our primary risks are categorized as follows:
•Strategic risk – the risk that strategic decisions have an unexpected or adverse impact on future earnings or capital adequacy. This includes the ability to deploy capital in order to maximize risk adjusted returns in the most efficient way, without adversely impacting the adequacy of our capital position;
•Insurance risk - the risk that insured losses are higher than our expectations. This includes losses arising from inadequate loss reserves, losses from larger than expected non-catastrophe current accident year losses, and catastrophe losses that exceed our expectation or our reinsurance limits. Maiden Reinsurance is not engaged in active reinsurance underwriting and as a result our insurance risk from premiums is immaterial;
•Investment risk - the risk of loss in our investment portfolio potentially caused by fluctuations in interest rates, credit spreads, foreign exchange rates and inflation on both assets and liabilities;
•Liquidity risk - the risk that the group does not have sufficient unrestricted or liquid funds to pay losses or meet contractual obligations as they become due; and
•Operational risk - the risk of loss from inadequate or failed internal processes, people, systems and/or external events, which also includes legal risks.
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
In February 2019, we requested A.M. Best to withdraw our financial strength rating. On February 28, 2019, A.M. Best approved the withdrawal with a final rating as "B++" (Good) with negative outlook and implications. As a result, we do not have a financial strength rating from any of the major rating agencies that cover our industry.
As presently constituted, we believe that our current business operations neither require a financial strength rating nor inhibit us from pursuing or achieving our strategic objectives. However, as we continue to evaluate our ongoing business strategy, the lack of a financial strength rating from one of the major rating agencies may limit or negatively impact our ability to market and sell our products in the future. It may also require us to use collateral more frequently to secure client relationships, which could impact our unrestricted liquidity. Both of these factors would be key considerations as to whether and when we would resume active underwriting.
Reserve for Loss and Loss Adjustment Expenses
General
We are required by applicable insurance laws and regulations in the U.S. and Sweden and by U.S. Generally Accepted Accounting Principles ("U.S. GAAP") to establish loss reserves to cover our estimated liability for the payment of all loss and LAE incurred with respect to premiums earned on the policies and treaties that we write. These reserves are balance sheet liabilities presenting estimates of loss and LAE which we are ultimately required to pay for insured or reinsured claims that have occurred as of or before the balance sheet date. The loss and LAE reserves on our balance sheet represent management’s best estimate of the outstanding liabilities associated with our premium earned.  In developing this estimate, management considers the results of internal and external actuarial analyses, trends in those analyses as well as industry trends. Our opining independent actuary certifies that the reserves established by management make a reasonable provision for our unpaid loss and LAE obligations.
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
For additional information concerning our reserves, see Item 7,"Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserve for Loss and Loss Adjustment Expenses" and "Notes to Consolidated Financial Statements - Note 9 — Reserve for Loss and Loss Adjustment Expenses" included under Item 8 "Financial Statement and Supplementary Data", for further information regarding the specific actuarial models we utilize and the uncertainties in establishing the reserve for loss and LAE.
Our Employees
On March 9, 2021, we had approximately 52 full-time and part-time employees who are located in Bermuda, the U.S., the U.K., Germany, Ireland and Sweden. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements.
Regulatory Matters
General
The insurance and reinsurance industry are subject to regulatory and legislative oversight and regulation in various markets in which we operate.

U.S. Insurance Regulation
Until its re-domestication to Vermont, Maiden Reinsurance was regulated as a registered Class 3B general business insurer under the Insurance Act 1978 of Bermuda, as amended, and related regulations. As of March 16, 2020, Maiden Reinsurance is an affiliated reinsurer organized under the laws of the state of Vermont. Regulatory, supervisory and administrative authority over insurance companies is primarily delegated to the states with the exception of federal authority over boycott, coercion and intimidation, federal antitrust laws and where federal law is enacted specifically to regulate the business of insurance. Among other things, state insurance departments regulate insurer solvency standards, insurer and agent licensing, authorized investments, loss and loss expense reserves and provisions for unearned premiums, and deposits of securities for the benefit of policyholders. Maiden Reinsurance is required to file detailed financial statements and other reports with the Vermont Department of Financial Regulation ("Vermont DFR"). These financial statements are subject to the supervision, regulation and periodic examination by the Vermont DFR.
State Insurance Department Examinations
Maiden Reinsurance is subject to the financial supervision and regulation of the Vermont DFR. As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, not less frequently than once every five years. Examinations may be carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners ("NAIC").
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
Holding Company Regulation
Maiden Reinsurance is subject to the U.S. statutory holding company laws of Vermont. The insurance holding company laws and regulations apply directly to individual insurers, indirectly to non-insurance entities, and provide regulators the ability to look at any entity within an insurance holding company system. State regulations generally provide that each insurance company in an insurance holding company system must register with the insurance department of its state of domicile. These laws vary from state to state, but each state has enacted legislation which requires licensed insurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. All transactions involving the insurers in a holding company system and their affiliates must be fair and reasonable and, if material, require prior notice and non-disapproval by the state insurance department of their domicile. Further, state insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers. Any capital distribution of any kind out of Maiden Reinsurance would be done consistent with Vermont regulations or as required, with the prior approval of the Vermont DFR.
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
In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act (the “ORSA Model Act”), which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insures to conduct an ORSA in accordance with NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer's domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and/or the insurance group of which it is a member. Vermont has adopted its version of the ORSA Model Act and the Company believes that a Vermont statutory exemption (8 V.S.A. Section 3586) presently exempts the Company from the requirements of Vermont’s version of the ORSA Model Act.
Risk-Based Capital
U.S. insurers are also subject to risk-based capital ("RBC") guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of a company's investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to asset, premium and reserve items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. Insurers that have less statutory capital than the RBC calculation required are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. Maiden Reinsurance filed its first RBC reports in March 2021 for the 2020 calendar year, and the reported RBC levels exceed Vermont's RBC requirements and believes that these ratios should further improve as the amount of capital required to operate Maiden Reinsurance continues to decline based on our current expected business strategy.
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
While we are not actively underwriting reinsurance business, our insurance subsidiaries are required to comply with a wide variety of laws and regulations applicable to insurance or reinsurance companies, both in the jurisdictions in which they are organized and where they may sell insurance and reinsurance products. The insurance and regulatory environment, in particular for offshore insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the U.S., various states within the U.S. and the EU. In the past, there have been Congressional and other initiatives in the U.S. regarding increased supervision and regulation of the insurance industry. It is not possible to predict the future impact of changes in laws and regulations on our operations. The cost of complying with any new legal requirements affecting our subsidiaries could have a material adverse effect on our business.
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
On January 13, 2017, the U.S. Department of the Treasury ("U.S. Treasury Department") and the office of the U.S. Trade Representative, ("USTR"), announced the successful completion of negotiations for a "covered agreement" in the meaning of the Dodd-Frank Act for the U.S. and an Agreement under Article 218 of the Treaty on the Functioning of the European Union for the EU ("Covered Agreement"). The agreement covers three areas of prudential oversight: (1) reinsurance; (2) group supervision; and (3) the exchange of information between insurance supervisors.
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
Certain Bermuda Law Considerations
Maiden Holdings has been designated as non-resident for exchange control purposes by the Bermuda Monetary Authority ("BMA") and is required to obtain the permission of the BMA for the issue and transfer of all of its shares. The BMA has given its consent for: (a) the issue and transfer of Maiden Holdings' common shares, up to the amount of its authorized capital from time to time, to and among persons that are non-residents of Bermuda for exchange control purposes; and (b) the issue and transfer of up to 20% of Maiden Holdings' common shares in issue from time to time to and among persons resident in Bermuda for exchange control purposes.
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
The Economic Substance Act 2018, as amended (“ESA”) came into force in Bermuda on January 1, 2019 and impacts every Bermuda registered entity engaged in a “relevant activity” to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. Under the ESA, holding entity activities (as defined in the ESA and the Economic Substance Regulations 2018, as amended) are deemed a relevant activity. To the extent that the ESA applies to Maiden Holdings, we are required to demonstrate compliance with economic substance requirements that we have “adequate” economic substance in Bermuda, and we must file an annual economic substance declaration with the Bermuda Registrar of Companies. Any entity that must satisfy economic substance requirements but fails to do so could face penalties, restriction or regulation of its business activities and may be struck off as a registered entity in Bermuda for failure to satisfy economic substance requirements.
The Terrorism Risk Insurance Program Reauthorization Act of 2015
Terrorism Risk Insurance Act of 2002 ("TRIA"), which was previously amended and extended in 2005, 2007, 2015 and again in 2019 by the Terrorism Risk Insurance Program Reauthorization Act of 2019 ("TRIPRA"), was enacted to ensure the availability of insurance coverage for terrorist acts in the U.S. This law renewed the prior federal terrorism risk insurance program. It was extended through December 31, 2027 with certain modifications in the provisions of the expiring program.
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
Bermuda
Maiden Holdings has received from the Minister of Finance an assurance under The Exempted Undertakings Tax Protection Act, 1966 to the effect that in the event that there is any legislation enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to Maiden Holdings or to any of its operations or the shares, debentures or other obligations of Maiden Holdings until March 31, 2035. These assurances are subject to the proviso that they are not construed to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (Maiden Holdings is not currently so designated) or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act, 1967 of Bermuda or otherwise payable in relation to the property leased to us.
Sweden
Maiden LF and Maiden GF are subject to Swedish taxation on net profits irrespective of whether the profits are generated through business in general or capital. To the extent that net profits are generated, profits are taxed at a rate of 21.4%. Foreign entities are subject to tax in Sweden only to the extent they have a permanent establishment in Sweden or if the income is related to certain types of assets, typically real estate, or partnership income. Dividends paid to foreign shareholders may be subject to withholding tax with a maximum of 30% although in many cases tax is reduced as a result of a tax treaty or under domestic legislation. A foreign entity is deemed to have a permanent establishment in Sweden under the rules very similar to those applied by The Organisation for Economic Co-operation and Development ("OECD"). Other than Maiden LF and Maiden GF, we believe that the Company has operated and will continue to operate its business in a manner that will not cause it to be treated as having a permanent establishment in Sweden. There is no withholding tax on interest paid by a Swedish borrower to a foreign lender.
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
United States of America
Under the Tax Cuts and Jobs Act (the "2017 Act"), which was signed into law on December 22, 2017, the corporate U.S. tax rate is 21%, the alternative minimum tax was eliminated and the deductibility of interest expense was limited, among other things. In the context of the taxation of U.S. property/casualty insurance companies such as the Company, the 2017 Act also modified the loss reserve discounting rules and the proration rules that apply to reduce reserve deductions to reflect the lower corporate income tax rate. In addition, the 2017 Act included certain provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. connections and U.S. persons investing in such companies.  For example, the 2017 Act includes a base erosion anti-avoidance tax (the "BEAT") that could make affiliate reinsurance between U.S. and non-U.S. members of our group economically unfeasible. As discussed in more detail below, the 2017 Act also revised the rules applicable to passive foreign investment companies ("PFICs") and controlled foreign corporations ("CFCs"). We are currently unable to predict the ultimate impact of the 2017 Act on our business, shareholders and results of operations.  Further, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us. Additionally, tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC or a PFIC or has related person insurance income ("RPII") are subject to change, possibly on a retroactive basis. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. The Company cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.
Maiden NA and its subsidiaries (collectively, the "Maiden NA Companies") transact business in and are subject to taxation in the U.S., and Maiden Reinsurance is subject to taxation in the U.S. since the effective date of its re-domestication. Other than the Maiden NA Companies, and Maiden Reinsurance following its re-domestication, we believe that we have operated and will continue to operate our business in a manner that will not cause us to be treated as engaged in a trade or business within the U.S. On this basis, other than the Maiden NA Companies, and Maiden Reinsurance following its re-domestication, we do not expect to be required to pay U.S. corporate income taxes (other than withholding and excise taxes as described below). The maximum federal corporate income tax rate has been reduced by the 2017 Act to 21% for a foreign corporation’s income that is effectively connected with a trade or business in the U.S. In addition, U.S. branches of foreign corporations may be subject to the branch profits tax, which imposes a tax on U.S. branch after-tax earnings that are deemed repatriated out of the U.S., for a potential maximum effective federal tax rate of approximately 44% on the net income connected with a U.S. trade or business.

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
Business
We have incurred volatile operating results in recent years. There can be no assurance that we will return to active underwriting or maintain operating profitability.
We produced net income of $41.8 million in 2020, which improved from a net loss of $131.9 million during 2019 which was the result of loss reserve strengthening and adverse prior year loss development of loss reserves. We have taken significant actions since the second half of 2018 to strengthen our loss reserve and capital position, and restructure our business by disposing of unprofitable operations and terminating reinsurance agreements in both of our reporting segments while significantly reducing headcount and overhead expenses. We have also purchased additional reinsurance protection to eliminate potential volatility of loss reserves from this legacy business. While we believe these actions will help restore operating profitability, there can be no assurance that these actions will achieve their intended effects or that such reinsurance will be sufficient to protect us against further adverse loss reserve development. Further, as our insurance liabilities continue to run-off, our investment income will continue to decrease which may adversely affect our profitability. While we continue to reduce our operating expenses and make additional investments which we believe will produce enhanced investment returns, there can be no assurance that these measures will overcome the expected decline in investment income. Finally, we have not as yet determined if and when we may resume active underwriting of risks which would result in increased revenue.
Our shareholders’ equity has improved in the most recent year, however, there can be no assurance these improvements will continue.
Due to our return to profitable results of operations in 2020, our shareholders' equity increased by 4.0% during 2020. We have taken significant actions since the second half of 2018 to improve our capital position, and restructure our business by disposing of unprofitable operations and terminating reinsurance agreements while significantly reducing headcount and overhead expenses. While we believe these actions will continue to increase shareholders' equity, there can be no assurance that these actions will achieve their intended effects. We have also purchased additional reinsurance protection to eliminate potential volatility of loss reserves from this legacy business. There can be no assurance that this reinsurance or that the timing and accounting recognition of recoveries under that reinsurance agreement will be sufficient to protect us against further declines in shareholders’ equity. While we continue to believe we will operate as a going concern, there can be no assurance that this will continue to be the case if future significant declines in our shareholders’ equity occur.
The inability of management to successfully implement its business strategy could result in a further decline of capital or materially adversely affect our financial condition and results of operations.
Management continues to evaluate various operating strategies that are likely to be significantly different than our prior strategic business focus. In 2020, this included expanded investment activities and the formation of a business dedicated to "legacy" insurance transactions that involve acquiring business or reinsuring transactions that are in run-off. This may involve changes to our approaches to asset and capital management and we may or may not resume active reinsurance underwriting in the future. Further, as part of its re-domestication to the State of Vermont in the U.S., Maiden Reinsurance would closely consult with the Vermont DFR before it considers resuming active reinsurance underwriting and on any matters related to capital management and business strategy. There can be no assurance that the implementation of the new business plan will succeed or will be satisfactory to the Vermont DFR which could have a material adverse effect on our business, operations and financial condition.
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
In addition, during 2020, the COVID-19 pandemic disrupted established claims adjudication and settlement processes. These disruptions could impact the consistency of data received from our cedants and agents. While we do not believe these disruptions have materially impacted our ability to appropriately evaluate the exposures, it could potentially impact the judgments we make in setting reserves.
While we have established our reserves to a level we believe to be sufficient to cover losses assumed by us when we recognize prior period development, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. We have experienced significant adverse development of our loss reserves in prior years. Further, the additional reinsurance protection we have purchased to protect against further adverse development in loss reserves may be insufficient compared to the actual losses that emerge and we may need to recognize adverse development which would reduce our results of operations and shareholders' equity, possibly materially. To the extent our actual reported losses exceed expected losses, the carried estimate of the ultimate losses will be increased, which would represent unfavorable reserve development, and in turn could have a material adverse effect on our financial condition.
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
An adverse resolution of one or more lawsuits or arbitration could have a material adverse effect on our results of operations in a particular fiscal quarter or year.
Our reinsurers may not pay losses in a timely fashion, or at all, which could have a material adverse effect on our results of operations or financial condition.
At December 31, 2020, we had a net balance due to us from one reinsurer, Cavello Bay Reinsurance Limited ("Cavello"), of $587.9 million, consisting of losses due from Cavello under the retrocession agreement of $68.0 million and reinsurance recoverable on unpaid losses under the retroactive reinsurance agreement of $519.9 million. Cavello has provided collateral in the form of a letter of credit in the amount of $445.0 million to AmTrust under the loss portfolio and adverse development cover agreement ("LPT/ADC Agreement') with Enstar Group Limited ("Enstar") on July 31, 2019, pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share subject to additional collateral funding requirements.
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
As noted, we are not presently actively underwriting reinsurance business. However, any new business initiatives involving the development of new products or expanding existing products in new or historically targeted markets may involve substantial capital and operating expenditures, which may negatively impact our results of operations and shareholders' equity. In addition, the demand for new products or in new markets may not meet our expectations. To the extent we are able to market new products or expand in new markets, our risk exposures may change and the data and models we use to manage such exposures may not be as sophisticated as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of expectations. Additionally, the re-domestication of Maiden Reinsurance to the U.S. may limit our ability to reinsure risk outside of the U.S. and may have an adverse effect on our capital and ability to write new business.
As part of our ongoing efforts to continually improve our performance, we regularly evaluate our business plans and strategies, which may result in changes to our business plans and initiatives, some of which may be material. We are subject to increasing risks related to our ability to successfully implement our evolving plans and strategies. Changing plans and strategies requires significant management of time and effort, and may divert management’s attention from our core operations and competencies, and our efforts to improve our capital position and solvency. Moreover, modifications we undertake to our operations may not immediately result in improved financial performance. In November 2020, we formed Genesis Legacy Solutions (“GLS”) which specializes in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core, working with clients to develop and implement finality solutions including acquiring entire companies. We believe the formation of GLS is highly complementary to our overall longer-term strategy. However, it may take some time for GLS to gain sufficient scale to achieve its objectives, and its results may not reach the objectives we expect to establish for it over time.
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
Our agency mortgage-backed securities ("Agency MBS") constitute 23.2% of our fixed maturity investments at December 31, 2020.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities ("MBS") are prepaid more quickly, requiring us to reinvest the proceeds at lower market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, economic conditions may curtail prepayment activity on the underlying mortgages if refinancing is difficult, thus limiting prepayments on the MBS portfolio. In the event that these conditions persist and result in a prolonged period of economic uncertainty, our results of operations, our financial condition and/or liquidity, and our prospects could be materially and adversely affected.
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
Maiden Holdings is a holding company. As a result, we do not have, and will not have, any significant operations or assets other than our ownership of the shares of our subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements at Maiden Holdings, including debt service payments and other expenses. As of December 31, 2020 and as of the date hereof, our insurance subsidiaries' ability to make distributions are limited by regulatory restrictions. Maiden Holdings may need to borrow funds from its subsidiaries if funds from dividends are not available to meet ongoing cash requirements. The impact of applicable regulatory capital requirements such as risk based capital ratios under U.S. law could impact the ability of Maiden Reinsurance to pay future cash dividends.
Maiden Reinsurance uses trust accounts, loan to related party, funds withheld and letters of credit to meet collateral requirements. Consequently, cash and cash equivalents and investments are pledged in favor of ceding companies in order to comply with relevant insurance regulations or contractual requirements. At December 31, 2020, restricted cash and cash equivalents and fixed maturity investments used as collateral were $1.1 billion and represents 80.0% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and cash equivalents) at that date. At December 31, 2020, Maiden Reinsurance had $205.6 million in unrestricted cash and cash equivalents and fixed maturity investments. On a consolidated basis, the Company had $269.2 million in unrestricted cash and cash equivalents and fixed maturity investments at December 31, 2020.
Based on our current estimate of 2021 financial projections, we believe we will have sufficient liquidity to meet and fulfill our obligations including payments due under our 2013 Senior Notes issued by Maiden NA in the principal amount of $152.5 million, all of which is currently outstanding and is subject to a guarantee by Maiden Holdings, and the 2016 Senior Notes in the principal amount of $110.0 million, all of which is currently outstanding (the 2016 Senior Notes collectively with the 2013

Senior Notes, the "Senior Notes"). However, should our operating results deteriorate, or should additional collateral be required under our contractual arrangements with reinsureds prior to the receipt of recoveries under reinsurance agreements we have entered into, we cannot assure that we will maintain sufficient unrestricted liquidity to meet those obligations.
A significant amount of our invested assets are subject to changes in interest rates and market volatility. If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.
Investment income is an important component of our consolidated net income. At December 31, 2020, total investments of $1.3 billion represented 90.7% of our total cash and investments. Total investments included other investments of $67.0 million or 5.1% comprised of a combination of investments in limited partnerships, private equity, hedge funds and investments made by special purpose vehicles ("SPV") related to lending activities. As a result of market conditions prevailing at a particular time, the allocation of our portfolio to various asset types may vary. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. We classify our fixed maturity investments as available-for-sale ("AFS") and therefore changes in the market value are reflected in our shareholders’ equity through accumulated other comprehensive income ("AOCI").
Our Board has established our investment policies, including the purchase of affiliated securities, approved by the Vermont DFR, and our executive management is implementing our investment strategy with the assistance of our investment managers. Although these guidelines stress diversification and capital preservation, our investment results will be subject to a variety of risks, including risks related to changes in the business, financial condition or results of operations of the entities in which we invest, as well as changes in general economic conditions and overall market conditions, interest rate fluctuations and market volatility. Given our reliance on external investment managers, we are also exposed to operational risks, which may include, but are not limited to, a failure of these managers to follow our investment policy guidelines, a failure to maintain proper internal controls, technological and staffing deficiencies and inadequate disaster recovery plans.
Our investment portfolio consists of substantially all interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions and other factors beyond our control. Changes in interest rates could have an adverse effect on the value of our fixed maturity investment portfolio and future investment income. For example, changes in interest rates can expose us to prepayment risks on U.S. Government Agency MBS included in our investment portfolio (all Agency MBS are currently "AA+" rated by S&P). Increases in interest rates will decrease the fair market value of our investments in fixed-income securities. If increases in interest rates occur during periods when we sell investments to satisfy liquidity needs, we may experience investment losses. In addition, a declining interest rate environment can result in reductions in our investment yield as new funds and proceeds from sales and maturities of fixed income securities are reinvested at lower rates which reduces our overall profitability.
Interest rates are highly sensitive to many factors, including governmental monetary policies, inflation, domestic and international economic and political conditions and other factors beyond our control. To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. As a result of the LPT/ADC Agreement, our liability duration will be materially shortened and if we do not correspondingly shorten the duration of the investments in our fixed maturity investment portfolio, our risk of exposure to unexpected changes in interest rates could adversely affect our operations and financial condition.
At December 31, 2020 and 2019, these respective durations in years were as follows:

At December 31,	2020	2019
Fixed maturities and cash and cash equivalents	2.1	3.0
Reserve for loss and LAE(1)	3.9	4.2
(1) The duration regarding our reserve for loss and LAE at December 31, 2020 and 2019  is gross of LPT/ADC Agreement reserves. On a net basis, the duration of our reserve for loss and LAE is 0.9 years at December 31, 2020 (2019 - 1.7 years).
The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, asset allocations and prepayment speeds in the case of Agency MBS.
We believe we have historically mitigated our exposure to liquidity risk through prudent duration management and strong operating cash flow. Our business has undergone significant changes in the last year. As previously noted, the Strategic Review resulted in a series of transactions that have transformed our operations and materially reduced the risk on our balance sheet. As a result of the transactions that transpired from the Strategic Review, our gross and net premiums written will continue to be materially lower going forward and investment income will continue to be a significantly larger portion of our revenues. We believe this will significantly reduce our operating cash flow.
However, we generally expect negative operating cash flows to be met or exceeded by positive investing cash flows. Overall, we expect our cash flows, together with our existing capital base and unrestricted cash and investments to be sufficient to meet cash requirements and to operate our business. The LPT/ADC Agreement has shortened the duration of our liabilities which in turn may require us to adjust the duration of our fixed maturities which could lower our investment income. We also have very limited property catastrophe exposures which could cause an immediate need for cash. However, if we do not structure our investment portfolio so that it is appropriately matched with our reinsurance liabilities or our operating cash flow declines, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. For this or any of the other reasons discussed above, investment losses could significantly decrease our asset base, which would adversely affect our ability to conduct business. Any significant decline in our investment income would adversely affect our business, financial condition and results of operations.
The determination of the fair values of our investments and whether a decline in the fair value of an investment is other-than-temporary are based on management’s judgment and may prove to be incorrect.
We hold a significant amount of assets without readily available, active, quoted market prices or for which fair value cannot be measured from actively quoted prices. These assets are generally deemed to require a higher degree of judgment used in measuring fair value. The assumptions used by management to measure fair values could turn out to be inaccurate and the actual amounts that may be realized in an orderly transaction with a willing market participant could be either lower or higher than our estimates of fair value. We review our investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. This evaluation is based on subjective factors, assumptions and estimates and may prove to be materially incorrect, which may result in us recognizing additional losses in the future as new information emerges or recognizing losses in the current period that may never materialize in the future in an orderly transaction with a willing market participant.
Our investments in alternative investments and our investments in joint ventures and/or entities accounted for using the equity method may be illiquid and volatile in terms of value and returns, which could negatively affect our investment income and liquidity.
In addition to fixed maturity securities, we have invested, and may from time to time continue to invest, in alternative investments such as hedge funds, fixed income funds, equity funds, privately held investments, private equity and private credit funds and co-investments, real estate funds and co-investments and other alternative investments. During 2020, we increased the amount allocated to such investments, and as of December 31, 2020, 7.3% of our total Cash and Investments were categorized as "Other Investments" and "Equity Method Investments" compared to 1.6% as of December 31, 2019. We expect to continue to increase this allocation over future periods. These and other similar investments may be illiquid due to restrictions on sales, transfers and redemption terms, may have different, more significant risk characteristics than our investments in fixed maturity securities and may also have more volatile values and returns, all of which could negatively affect our investment income and overall portfolio liquidity.
We have also invested, and from time to time may continue to make investments in joint ventures and in other entities that we do not control. In these investments, many of which are accounted for using the equity method, we may lack management and operational control over the entities in which we are invested, which may limit our ability to take actions that could protect or increase the value of our investment. In addition, these investments may be illiquid due to contractual provisions, and our lack of operational control may prevent us from obtaining liquidity through distributions from these investments in a timely manner or on favorable terms.
Alternative or "other" investments may not meet regulatory admissibility requirements or may result in increased regulatory capital charges to our insurance subsidiaries that hold these investments, which could limit those subsidiaries’ ability to make capital distributions to us and, consequently, negatively impact our liquidity. For more information on our alternative investments, please see Item 7. "Management's Discussion & Analysis: Liquidity and Capital Resources - Cash & Investments".
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
We do not anticipate paying any cash dividends on our common shares for the foreseeable future and there can be no assurance that dividends on the preference shares will resume.
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
Maiden Holdings has issued a total of $630.0 million in Preference Shares since 2012, of which $465.0 million remains outstanding at December 31, 2020. Excluding the preference shares held by Maiden Reinsurance, $394.3 million are held by non-affiliates as at December 31, 2020. Holders of our Preference Shares may receive dividends on a non-cumulative basis and are required to be paid before common shareholders are eligible for dividend payments. Our Board has not declared dividends on the Preference Shares since the fourth quarter of 2018 and there can be no assurance that the authorization and declaration of dividends on the Preference Shares will resume.
As part of the capital management pillar of our strategy, on March 15, 2021, Maiden Reinsurance accepted for purchase via private negotiation with certain security holders, (i) 2,561,636 shares of the Company's 8.25% Non-Cumulative Preference Shares Series A at an average price of $14.88 per share, (ii) 2,003,204 shares of the Company's 7.125% Non-Cumulative Preference Shares Series C at an average price of $14.66 per share, and (iii) 2,017,103 shares of the Company's 6.7% Non-Cumulative Preference Shares Series D at an average price of $14.60 per share. There can be no assurance that our insurance liabilities will run-off at levels that will permit future capital management activities, which we expect to continually review as part of our strategy.
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
Regulation
Our capital ratios continued to significantly improve in 2020; however if we are unable to sustain this improvement, it could lead to regulatory restrictions.
Prior to the re-domestication of Maiden Reinsurance from Bermuda to Vermont, the Company cured a breach of the enhanced capital requirements ("ECR") (based on the Bermuda regulations applicable at that time) on both a group basis and for Maiden Reinsurance by significantly reducing the amount of required capital necessary to operate our business through a series of measures and by purchasing additional reinsurance protection for our loss reserves via the LPT/ADC Agreement with Enstar during 2019. However, while the Company has and expects to continue to maintain satisfactory capital ratios as proscribed by the Vermont DFR for both the Group and Maiden Reinsurance, there can be no assurance that the actions we have taken to improve our capital position can be maintained or will be considered satisfactory by the Vermont DFR, which may have a material adverse effect on our business.

There can also be no assurance that the re-formulation of our longer-term business plan will produce sufficient operating profitability to sustain the recent improvements in our capital position that we have achieved. This could lead to imposition of regulatory restrictions by the Vermont DFR if such circumstances were to occur.
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
The financial services industry is the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the companies within this industry. Governmental authorities in the U.S. and worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial systems in general. Among the proposals that are being considered is the possible introduction of global regulatory standards for the amount of capital that insurance groups must maintain across the group, such as the development of the risk-based global insurance capital standard for internationally active insurance groups being developed by the International Association of Insurance Supervisors as well as the U.S. group capital calculation being developed by the NAIC. Please see Item 1. "Business - Regulatory Matters" for further discussion. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in the insurance and financial services industry in the future.
Europe
Under EU Freedom of Services, a firm authorized in a European Economic Area ("EEA"), state can offer certain products or services in other EEA states if it has the relevant passport. Maiden LF and Maiden GF are established in an EEA state (Sweden) and have passports for a number of EEA states. Maiden LF is licensed by the Swedish financial regulator (Finansinspektionen) to write insurance and reinsurance of short-term life insurance (Class 1a) and supplementary insurance to Class 1a (Class 1b). Maiden GF is licensed by Finansinspektionen to write insurance and reinsurance of other miscellaneous financial losses (Class 16). We cannot predict the impact laws and regulations adopted in the EU or other non-U.S. jurisdictions may have on the financial markets generally or on our businesses, results of operations or cash flows. It is possible that changes in such laws and regulations may alter our business practices. They may also limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs. It is possible that the laws and regulations adopted in foreign jurisdictions will differ from one another, and that they could be inconsistent with the laws and regulations of other jurisdictions including the U.S.
United States
Our U.S. subsidiaries are subject to a complex and extensive array of laws and regulations that are administered and enforced by state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL, the IRS and the Office of the Comptroller of the Currency. See Item 1. “Business - Regulatory Matters” for a summary of certain U.S. state and federal laws and regulations applicable to our business. Failure to comply with these laws and regulations could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to our reputation, or interruption of our operations, any of which could have a material and adverse effect on our financial position, results of operations and cash flows.
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
Legislation enacted in Bermuda in response to the EU’s review of harmful tax competition could adversely affect our operations.
During 2017, the EU Economic and Financial Affairs Council released a list of non-cooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. Bermuda was not on the list of non-cooperative jurisdictions but did feature in the report (along with approximately 40 other jurisdictions) as having committed to address concerns relating to economic substance by December 31, 2018. In accordance with that commitment, Bermuda enacted the Economic Substance Act 2018 (as amended) of Bermuda (the “ESA”) that came into force on January 1, 2019. As noted above under “Regulatory Matters – Certain Bermuda Law Regulations” the ESA requires an in-scope registered entity (other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda) that carries on as a business any one or more of the “relevant activities” referred to in the ESA, to comply with economic substance requirements.
Under the ESA, holding entity activities (as defined in the ESA and the Economic Substance Regulations 2018, as amended) satisfy the requirement of undertaking a “relevant activity”. To the extent that the ESA applies to Maiden Holdings, we will be required to demonstrate compliance with the ESA that we have “adequate” economic substance in Bermuda.
The ESA may require in-scope Bermuda entities which are engaged in such “relevant activities” to be directed and managed in Bermuda, have an adequate level of qualified employees in Bermuda, incur an adequate level of annual expenditure in Bermuda, maintain adequate physical presence in Bermuda or perform core income-generating activities in Bermuda.
However, the meaning of “adequate” in this context remains unclear. Further, given that the legislation is new and remains subject to further clarification and interpretation, it is not currently possible to ascertain the steps required to ensure our continued compliance with the ESA and makes it difficult to predict its future impact. Any entity that must satisfy economic substance requirements but fails to do so could face financial penalties or could be ordered by a court to take action to remedy such failure. It may also be faced with a restriction of its business activities, automatic reporting by the Bermuda authorities to competent authorities in the EU on an entity's non-compliance or may be struck off as a registered entity in Bermuda. If any one of the foregoing were to occur it may adversely impact the business operations of Maiden Holdings.
Corporate Governance and Risks Related to an Investment in our Securities
Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments.
Maiden Holdings is a holding company. As a result, we do not have, and will not have, any significant operations or assets other than our ownership of the shares of our subsidiaries. We expect that dividends and other permitted distributions from Maiden Reinsurance, Maiden Global (and its subsidiaries), Maiden LF, Maiden GF and Maiden NA (and its subsidiaries) will be our sole source of funds to pay any dividends to common and preference shareholders and meet ongoing cash requirements, including debt service payments, if any, and other expenses. The inability of our subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business, financial condition and results of operations. Any capital distribution of any kind out of Maiden Reinsurance would be done consistent with Vermont regulation or as may be required, with the prior approval of the Vermont DFR.
The timing and amount of any cash dividends on our common and preference shares are at the discretion of the Board and will depend upon the results of operations and cash flows, our financial position and capital requirements, and any other factors that our Board deems relevant. Our Board has not declared dividends on the Preference Shares since the fourth quarter of 2018 and there can be no assurance that the authorization and declaration of dividends on the Preference Shares will resume.
Our common shares may be at risk for delisting from the NASDAQ Capital Market in the future. Delisting could adversely affect the liquidity of our common shares and the market price of our common shares could decrease.
On October 25, 2019, Maiden Holdings transferred the listing of its common shares from the NASDAQ Global Select Market to the NASDAQ Capital Market. NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Select Market and listed companies must meet certain financial requirements and comply with the NASDAQ corporate governance requirements. The Company’s common shares continue to trade under the symbol “MHLD”. There can be no assurance that the bid price of the common shares of Maiden Holdings will remain above the applicable listing standards in the future.
If our common shares were to be delisted, the liquidity of our common shares would be adversely affected and the market price of our common shares could decrease further. Our failure to be listed on NASDAQ or another established securities market could have a material adverse effect on the value of your investment in our Company.
The Preference Shares are equity and are subordinate to our existing and future indebtedness and other liabilities.
The Preference Shares are equity interests and do not constitute indebtedness. As such, the Preference Shares will rank junior to all of our indebtedness and other non-equity claims of our creditors with respect to assets available to satisfy the claims during liquidation. At December 31, 2020, our total consolidated principal amount of debt was $262.5 million and our total consolidated liabilities were $2.4 billion. We may incur additional debt and liabilities in the future. Our existing and future indebtedness may restrict payments of dividends on the Preference Shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preference shares, dividends are payable only if declared by our Board (or a duly authorized committee of the Board). Our Board has not declared dividends on the Preference Shares since the fourth quarter of 2018 and there can be no assurance that the authorization and declaration of dividends on the Preference Shares will resume.
We have risks related to the Company’s Senior Notes.
Maiden NA issued the 2013 Senior Notes and Maiden Holdings issued the 2016 Senior Notes, both of which are currently outstanding. If we are unable to maintain a level of cash flows from operating and investment activities, our ability to pay our obligations on our Senior Notes could be adversely affected.
We may also incur additional indebtedness in the future. The level of debt outstanding could adversely affect our financial flexibility. Our indebtedness could have adverse consequences, including:
•limiting our ability to pay dividends to our common and preference shareholders;
•limiting our subsidiaries’ ability to pay dividends;
•increasing our vulnerability to changing economic, regulatory and industry conditions;
•limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;
•limiting our ability to borrow additional funds;
•requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby, reducing funds available for working capital, capital expenditures, acquisitions and other purposes; and
•impacting regulators assessment of our capital position, adequacy and flexibility and therefore, the financial strength ratings of rating agencies and regulators' assessment of our solvency.
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
Voting Rights for Shareholders of Series A, Series C and Series D Preference Shares have been invoked.
Whenever dividends on any Series A, Series C and Series D Preference Shares have not been declared and paid for the equivalent of six or more dividend periods, whether or not for consecutive dividend periods (a “nonpayment event”), the holders of the Series A, Series C and Series D Preference Shares will be entitled to vote for the election of a total of two additional members of the Board of Maiden Holdings, provided that the election of any such directors shall not cause us to violate the corporate governance requirement of any exchange, on which our securities may be listed or quoted, that listed or quoted companies must have a majority of independent directors.
Our Board has not authorized or declared a dividend since the dividend period starting on December 1, 2018 with respect to the Series A, Series C and Series D Preference Shares. At March 15, 2020, because preference share dividends were not declared and paid for six quarterly dividend periods, holders of record with at least 20% of voting power of any of the Preference Shares Series A, C and D were collectively entitled to vote for the election of a total of two additional members of the Company's Board. On December 15, 2020, holders of the Company's Preference Share Series A, C and D collectively elected two additional members to the Company's Board. There can be no assurance as to the impact on our operations due to the recent election of such additional board members.
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
•fluctuations in interest rates, inflationary pressures and other changes in the investment environment that impact returns on invested assets;
•changes in the frequency or severity of claims;
•volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes, terrorist attacks or pandemics, such as the spread of the COVID-19 virus;
•price competition;
•inadequate loss and LAE reserves;
•cyclical nature of the property and casualty insurance market; and
•negative developments in the specialty property and casualty reinsurance sectors in which we operate.
These factors may cause the price of the Company's shares to be volatile.
The market price for our ordinary shares has been and may continue to be highly volatile, and if there is a further sustained decline in our share price there could be limited liquidity for our ordinary shares.
The market price for our ordinary shares has fluctuated significantly. Future sales of our common shares by our shareholders or us, or the perception that such sales may occur, could adversely affect the market price of our common shares. As of March 9, 2021, 86,132,060 common shares were outstanding. In addition, we have reserved 9,348,183 common shares for issuance under our 2019 Omnibus Incentive Plan. As of March 9, 2021, the total options outstanding was 264,500 and the total restricted shares outstanding was 1,470,982. Sales of substantial amounts of our shares, or the perception that such sales could occur, could adversely affect the prevailing price of the shares and may make it more difficult for us to sell our equity securities in the future, or for shareholders to sell their shares, at a time and price that they deem appropriate.
Provisions in our bye-laws may reduce or increase the voting rights of our shares.
In general, and except as provided under our bye-laws and as provided below, the common shareholders have one vote for each common share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, if, and so long as, the shares of a shareholder are treated as "controlled shares" (as determined pursuant to Sections 957 and 958 of the Internal Revenue Code of 1986, as amended (the "IRS Code")) of any U.S. Person (as that term is defined in the risk factors under the section captioned "Taxation" within this Item that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares owned by such U.S. Person will be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our Board may limit a shareholder’s voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to us, to any of our subsidiaries or any direct or indirect shareholder or its affiliates. "Controlled shares" include, among other things, all shares that a U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the IRS Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among our other shareholders whose shares were not "controlled shares" of the 9.5% U.S. Shareholder so long as such reallocation does not cause any person to become a 9.5% U.S. Shareholder.
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
Examples of provisions in our bye-laws that could have such an effect include the following:
•our Board may reduce the total voting power of any shareholder to avoid adverse tax, legal or regulatory consequences to us or any direct or indirect holder of our shares or its affiliates; and
•our Board may, in their discretion, decline to record the transfer of any common shares on our share register, if they are not satisfied that all required regulatory approvals for such transfer have been obtained or if they determine such transfer may result in a non-de minimis adverse tax, legal or regulatory consequence to us or any direct or indirect holder of shares or its affiliates.

It may be difficult for a third party to acquire us.
Provisions of our organizational documents may discourage, delay or prevent a merger, amalgamation, tender offer or other change of control that holders of our shares may consider favorable. These provisions impose various procedural and other requirements that could make it more difficult for shareholders to effect various corporate actions. These provisions could:
•have the effect of delaying, deferring or preventing a change in control of us;
•discourage bids for our securities at a premium over the market price;
•adversely affect the price of, and the voting and other rights of the holders of our securities; or
•impede the ability of the holders of our securities to change our management.
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
Under Delaware law, such transaction would not be voidable if:
•the material facts as to such interested director’s relationship or interests are disclosed or are known to the board of directors and the board in good faith authorizes the transaction by the affirmative vote of a majority of the disinterested directors;
•such material facts are disclosed or are known to the shareholders entitled;
•to vote on such transaction and the transaction is specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or
•the transaction is fair as to the corporation as of the time it is authorized, approved or ratified.
Under Delaware law, such interested director could be held liable for a transaction in which such director derived an improper personal benefit.
Mergers and Similar Arrangements. The amalgamation or merger of a Bermuda company with another company or corporation (other than certain affiliated companies) requires the amalgamation agreement to be approved by the company’s board of directors and by its shareholders. Under our bye-laws, we may, with the approval of a majority of votes cast at a general meeting of our shareholders at which a quorum is present, amalgamate or merge with another Bermuda company or with a body incorporated outside Bermuda. In the case of an amalgamation or merger, a shareholder that did not vote in favor of the amalgamation or merger may apply to a Bermuda court for a proper valuation of such shareholder’s shares if such shareholder is not satisfied that fair value has been paid for such shares. Under Delaware law, with certain exceptions, a merger, consolidation or sale of all or substantially all the assets of a corporation must be approved by the board of directors and a majority of the outstanding shares entitled to vote thereon. Under Delaware law, a shareholder of a corporation participating in certain major corporate transactions may, under certain circumstances, be entitled to appraisal rights pursuant to which such shareholder may receive cash in the amount of the fair value of the shares held by such shareholder (as determined by a court) in lieu of the consideration such shareholder would otherwise receive in the transaction.
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
During 2019, we, through our subsidiary Maiden Reinsurance, executed the partial termination amendment ("Partial Termination Amendment") effective January 1, 2019 which amended the AmTrust Quota Share, the Final AmTrust QS Termination, the WC Commutation and several post-termination endorsements. These transactions served to eliminate all new premium revenues from AmTrust, return certain unearned premiums to AmTrust, commuted and returned certain workers’ compensation loss reserves to AmTrust, capped the loss corridor on certain program business reinsured from AmTrust and increased the levels of collateral provided to AmTrust as security against the obligations Maiden has assumed under the reinsurance contracts with AmTrust.
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
We entered into a quota share agreement with AII, which reinsures AmTrust’s insurance company subsidiaries, and a Master Agreement with AmTrust, pursuant to which Maiden Reinsurance entered into the quota share agreement. Because (i) Leah Karfunkel (wife of the late Michael Karfunkel), George Karfunkel and Barry Zyskind (the Company's non-executive chairman) collectively own or control approximately 53.2% of the outstanding common shares of Evergreen Parent GP, LLC, the ultimate parent of AmTrust, (ii) our Founding Shareholders sponsored our formation, and (iii) based on each individual's most recent public filing as of December 31, 2020, Leah Karfunkel owns or controls approximately 7.9% of the outstanding shares of the Company and Barry Zyskind owns or controls approximately 7.4% of the outstanding shares of the Company, we may be deemed to be an affiliate of AmTrust. George Karfunkel now owns or controls less than 5.0% of the outstanding shares of the Company based on his most recent public filings. Due to our close business relationship with AmTrust, we may be presented with situations involving conflicts of interest with respect to the agreements and other arrangements we will enter into with AmTrust and its subsidiaries, exposing us to possible claims that we have not acted in the best interest of our shareholders. The arrangements between us and AmTrust were modified after they were originally entered into and there could be future modifications.

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
At December 31, 2020, we provided $1.8 billion of collateral to AmTrust, AII and AEL in the form of trusts, letters of credit, funds withheld and a loan. This collateral includes the transfer of cash and investments totaling $575.0 million to AmTrust from existing trust accounts used for collateral on the AmTrust Quota Share to a funds withheld arrangement during January 2019, which initially bore an annual interest rate of 3.5%, subject to annual adjustment. The annual interest rate was adjusted to 2.65% during the first quarter of 2020.
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
Employee Issues
We are dependent on our key executives. We may not be able to attract and retain key employees or successfully implement our newly formulated business strategy.
Our success depends largely on our senior management, which includes, among others, Lawrence F. Metz, our President and Co-Chief Executive Officer, and Patrick J. Haveron, Co-Chief Executive Officer and Chief Financial Officer (Messrs. Metz and Haveron are referred to as the "Co-CEOs"). We have entered into employment agreements with both of these executive officers.
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
We sold Maiden US in 2018 as well as terminated and sold certain lines of business. As we are not currently engaged in active reinsurance underwriting and our portfolio of loss reserves continues to reduce, we have continued to reduce headcount commensurately. This elevated attrition may affect our ability to manage our business as we train these new employees and integrate them into our company. In addition, if we decide to resume active reinsurance underwriting, our present employee base may be insufficient in the requisite skills or quantity to commence such activities and there can be no assurance that we can recruit or attract the requisite personnel to implement such strategy on a timely basis if such a decision is made.
Our business in Bermuda could be adversely affected by Bermuda employment restrictions.
Currently, Maiden Holdings employs seven non-Bermudians in our Bermuda office including our Co-CEOs. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent residents’ certificates and holders of working residents’ certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a permanent resident’s or working resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. Work permits are issued with expiry dates that range from one, three, five, six or, in certain circumstances for key executives, ten years. We may not be able to use the services of one or more of our non-Bermudian employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business, financial condition and results of operations.

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
The UK left the EU on 31 January 2020. There was a transition period during which the UK remained part of the Single market and Customs Union to allow for negotiations on the future relations. Following intense negotiations, an agreement on future EU-UK relations was concluded at the end of December 2020 but it does not cover financial services.
Both Maiden LF and Maiden GF have been accepted into the UK’s temporary permissions regime which allows EEA firms who were formerly using a passport to operate for a limited period while they seek authorization from the Prudential Regulatory Authority (PRA). This means they can continue to underwrite in the UK despite Brexit.
The risks associated with the potential consequences that may follow Brexit, including volatility in financial markets, exchange rates and interest rates, remain uncertain. These uncertainties could increase the volatility of, or adversely affect, our investment results in particular periods or over time. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions and regulatory agencies which, in turn, could adversely affect our business, results of our operations and our financial condition.
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
We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our financial condition and results of operations. At December 31, 2020, no such hedges or hedging strategies were in force or had been entered into.
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
Approximately 35.1% of our AmTrust Reinsurance segment's reserve for loss and LAE at December 31, 2020 was related to the reinsurance of U.S. workers' compensation risks which is our largest exposure to a particular line of business. Our AmTrust Reinsurance segment includes all business ceded by AmTrust to Maiden Reinsurance, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. Both contracts in this segment have been terminated effective January 1, 2019. Negative developments in the economic, competitive or regulatory conditions affecting the U.S. workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in our larger markets were to enact legislation to increase the scope or amount of benefits for employees under U.S. workers’ compensation insurance policies without related loss control measures, or if regulators made other changes to the regulatory system governing U.S. workers’ compensation insurance, this could negatively affect the U.S. workers’ compensation insurance industry in the affected markets.
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
Clients, Brokers and Financial Institutions
Our business was historically dependent upon reinsurance brokers and other producers, including third party administrators and financial institutions, and the failure to develop or maintain these relationships could materially adversely affect our ability to market our products and services should we begin to pursue active reinsurance underwriting.
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
The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given Maiden Holdings an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Maiden Holdings, or any of its respective operations or its respective shares, debentures or other obligations (except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by them in respect of real property or leasehold interests in Bermuda held by it) until March 31, 2035. Given the limited duration of the Minister of Finance’s expected assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 31, 2035. Since Maiden Holdings is incorporated in Bermuda, we will be subject to changes in law or regulation in Bermuda that may have an adverse impact on our operations, including imposition of tax liability.
The financial results of our operations may be affected by measures taken in relation to Bermuda in response to the OECD Base Erosion and Profit Shifting ("BEPS") project.
The OECD has published reports and launched a global dialog among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of jurisdictions perceived by the OECD to be tax havens or offering preferential tax regimes. The OECD has not listed Bermuda as an uncooperative tax haven jurisdiction because Bermuda has committed to eliminating harmful tax practices and to embracing international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes. In addition, in 2015, the OECD published its final series of BEPS reports related to its attempt to coordinate multilateral action on international tax rules. The proposed actions include an examination of the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment. One of these reports covers “country-by-country” reporting, which calls for the provision, at a country-specific level, of information such as affiliate and non-affiliate revenues, profit or loss before tax, income taxes paid and accrued, capital, number of employees and tangible assets. It is expected that some countries, including some EU countries, would deem a failure to implement country-by-country reporting to be sufficient rationale to place another country on a “black-list”, thus potentially restricting in some way business between the two countries. Bermuda has agreed to implement country-by-country reporting in 2016 for 2017 reporting. The implementation and ongoing requirements of country-by-country reporting will require significant management, time and resources. Although we believe Bermuda’s agreement to implement country-by-country reporting has reduced the likelihood that Bermuda would appear on a “black-list”, some uncertainty remains. Any changes in the tax law of an OECD member state in response to the BEPS reports and recommendations could subject us to additional taxes and adversely affect our financial position and results of operations.
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
In January 2020, the OECD released a statement excluding most financial services activities, including insurance activities, from the scope of the profit reallocation mechanism in Pillar I. The OECD statement cited the presence of commercial (rather than consumer) customers as grounds for the carve-out, but also acknowledged that a “compelling case” could be made that the consumer-facing business lines of insurance companies should be excluded from the scope of Pillar One given the impact of regulations and licensing requirements that typically ensure that residual profits are largely realized in local customer markets.

However, the OECD noted that the proper scope for Pillar One as applied to “unregulated elements of the financial services sector” may require further consideration. To date, the proposal has been written broadly enough to potentially apply to our activities, and we are unable to determine at this time when such measures would be implemented and if so, whether they will be in a form that whether it would have a material adverse impact on our operations and results.
The OECD published detailed blueprints of its proposals on October 14, 2020 and public consultations and a meeting of the Inclusive Framework have been held virtually in January 2021. The OECD's stated aim is to bring the process to a successful conclusion by mid-2021. The proposal to date has been written broadly enough to potentially apply to our activities, and we are unable to determine at this time whether it would have a material adverse impact on our operations and results.
We may be subject to U.S. federal income tax, which would have an adverse effect on our financial condition and results of operations and on an investment in our shares.
If either Maiden Holdings or Maiden Reinsurance prior to its re-domestication were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. federal income and additional branch profits taxes on the portion of its earnings that are effectively connected to such U.S. business or in the case of Maiden Reinsurance, if it is entitled to benefits under the U.S. income tax treaty with Bermuda and if Maiden Reinsurance were considered engaged in a trade or business in the U.S. through a permanent establishment. Maiden Reinsurance could be subject to U.S. federal income tax on the portion of its earnings that are attributable to its permanent establishment in the U.S., in which case its results of operations could be materially adversely affected. Maiden Holdings is a Bermuda-based holding company. We intend to manage our business so that Maiden Holdings should operate and Maiden Reinsurance operated prior to its re-domestication in such a manner that neither of these companies should be treated as engaged in a U.S. trade or business and, thus, should not be subject to U.S. federal taxation (other than the U.S. federal excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. federal withholding tax on certain U.S. source investment income). Maiden Reinsurance is currently subject to U.S. taxation as a domestic corporation from the effective date of its re-domestication to the State of Vermont on March 16, 2020.
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
Net operating losses ("NOL") (and certain other tax attributes or tax benefits of the Maiden NA tax group) may be subject to limitation under Section 382 of the Tax Code.
Maiden NA has significant tax NOL carryforwards as of December 31, 2020. As a result of the Maiden NA NOL and other tax attributes, the Company presently has a net deferred tax asset with a full valuation allowance against it which may be recognized in future periods. It is possible that certain ownership changes of Maiden NA, if they were to occur, could result in an “ownership change” of Maiden NA for purposes of Section 382 of the Tax Code. If such an ownership change (as defined) were to occur, the value and amount of the Maiden NA NOL would be substantially impaired, increasing the U.S. federal income tax liability of Maiden NA and materially reducing the value of Maiden NA. Should the NOL be limited in any way, it could also limit or eliminate the Company's ability to recognize and realize that asset in the future.
U.S. Persons who hold our shares may be subject to U.S. federal income taxation at ordinary income rates on their proportionate share of Maiden Reinsurance’s related person insurance income ("RPII").
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
At the effective date of the re-domestication, we believe that either (i) the direct or indirect insureds of Maiden Reinsurance (and related persons) should not directly or indirectly own 20% or more of either the voting power or value of our shares or (ii) the RPII (determined on a gross basis) of Maiden Reinsurance should not equal or exceed 20% of Maiden Reinsurance’s gross insurance income for the taxable year ended on the effective date of the re-domestication. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.
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
If Maiden Holdings is considered a passive foreign investment company ("PFIC") for U.S. federal income tax purposes, a U.S. Person who owns directly or, in some cases, indirectly (e.g. through a non-U.S. partnership) any of our shares will be subject to adverse U.S. federal income tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to a tax on amounts in advance of when such tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if Maiden Holdings were considered a PFIC, upon the death of any U.S. individual owning our shares, such individual’s heirs or estate would not be entitled to a "step-up" in the basis of the shares which might otherwise be available under U.S. federal income tax laws. We believe that we are not, and we currently do not expect to become, a PFIC for U.S. federal income tax purposes; however, there can be no assurance that we will not be deemed a PFIC by the IRS. As discussed below, the IRS issued final and proposed PFIC regulations. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on a shareholder that is subject to U.S. federal income taxation.
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
The 2017 U.S. tax reform legislation, as well as possible future tax legislation and regulations, could materially adversely affect an investment in our shares.
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
In addition to changes in the CFC rules, the 2017 Act contains modifications to certain provisions relating to PFIC status that could, for example, discourage U.S. persons from investing in our company. The 2017 Act makes it more difficult for a non-U.S. insurance company to avoid PFIC status under an exception for certain non-U.S. insurance companies engaged in the active conduct of an insurance business. The 2017 Act limits this exception to a non-U.S. insurance company that would be taxable as an insurance company if it were a U.S. corporation and that maintains insurance liabilities of more than 25% of such company’s assets for a taxable year (or maintains reserves that at least equal 10% of its assets, is predominantly engaged in an insurance business and satisfies a facts and circumstances test that requires a showing that the failure to exceed the 25% threshold is due to runoff-related or rating-related circumstances) (the "Reserve Test"). In addition, the IRS recently issued final and proposed regulations (the "2020 Regulations") intended to clarify the application of the PFIC provisions to an insurance company and provide guidance on a range of issues relating to PFICs including the application of the look-through rule, the treatment of income and assets of certain U.S. insurance subsidiaries for purposes of the look-through rule and the extension of the look-through rule to 25% or more owned partnerships.
The 2020 Regulations define insurance liabilities for purposes of the Reserve Test, tighten the Reserve Test and the statutory cap on insurance liabilities, and provide guidance on the runoff-related and rating-related circumstances for purposes of qualifying as a qualifying insurance corporation under the alternative test (including tightening the scope of non-U.S insurers that can qualify for the rating-related circumstances test). The 2020 Regulations also propose that a non-U.S. insurer will qualify for the insurance company exception only if a factual requirements test or an active conduct percentage test is satisfied. The factual requirements test will be met if the non-U.S. insurer's officers and employees perform its substantial managerial and operational activities (taking into account activities of officers and employees of certain related entities in certain cases). The active conduct percentage test will be satisfied if (1) the total costs incurred by the non-U.S. insurer with respect to its officers and employees (including officers and employees of certain related entities) for services related to core functions (other than investment activities) equal at least 50% of the total costs incurred for all such services and (2) the non-U.S. insurer's officers and employees oversee any part of the non-U.S. insurer's core functions, including investment management, that are outsourced to an unrelated party. Services provided by officers and employees of certain related entities are only taken into account in the numerator of the active conduct percentage if the non-U.S. insurer exercised regular oversight and supervision over such services and compensation arrangements meet certain requirements. The 2020 Regulations also propose that a non-U.S. insurer with no or a nominal number of employees that relies exclusively or almost exclusively upon independent contractors (other than certain related entities) to perform its core functions. While we believe that Maiden Reinsurance met the Reserve Test prior to its domestication and that we should not be characterized as a PFIC for the foreseeable future, we cannot assure you that this will continue to be the case in future years.
We are unable to predict all of the ultimate impacts of the 2017 Act and other proposed tax reform regulations and legislation on our business and results of operations. It is possible the IRS will construe the intent of the 2017 Act as having been reduce or eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domicile outside the U.S., and its interpretation, enforcement actions or regulatory changes could increase the impact of the 2017 Act beyond prevailing current assessments or our own estimates. Further, it is possible that other legislation could be introduced and enacted in the future that would have an adverse impact on us. These events and trends towards more punitive taxation of cross border transactions could in the future materially adversely impact the insurance and reinsurance industry and our own results of operations by increasing taxation of certain activities and transactions in our industry. Accordingly, we cannot reliably estimate what the potential impact of any such changes could be to us or our non-U.S. subsidiaries or investors or the market generally, however, it is possible these changes could materially adversely impact our results of operations.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We currently lease office space in Pembroke, Bermuda (our corporate headquarters), the U.K. and Germany for the operation of our business. We renew and enter into new leases in the ordinary course of business as needed. We believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future. To date, the cost of acquiring and maintaining our office space has not been material to us as a whole.

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
A putative class action complaint was filed against Maiden Holdings, Arturo M. Raschbaum, Karen L. Schmitt, and John M. Marshaleck in the United States District Court for the District of New Jersey on February 11, 2019. On February 19, 2020, the Court appointed lead plaintiffs, and on May 1, 2020, lead plaintiffs filed an amended class action complaint (the “Amended Complaint”). The Amended Complaint asserts violations of Section 10(b) of the Exchange Act and Rule 10b-5 (and Section 20(a) for control person liability) arising in large part from allegations that Maiden failed to take adequate loss reserves in connection with reinsurance provided to AmTrust. Plaintiffs further claim that certain of Maiden Holdings’ representations concerning its business, underwriting and financial statements were rendered false by the allegedly inadequate loss reserves, that these misrepresentations inflated the price of Maiden Holdings' common stock, and that when the truth about the misrepresentations was revealed, the Company’s stock price fell, causing Plaintiffs to incur losses. On September 11, 2020, a motion to dismiss was filed on behalf of all Defendants; we cannot predict when the Court will issue a decision on the motion. We believe the claims are without merit and we intend to vigorously defend ourselves. It is possible that additional lawsuits will be filed against the Company, its subsidiaries and its respective officers due to the diminution in value of our securities as a result of our operating results and financial condition. It is currently uncertain as to the effect of such litigation on our business, operating results and financial condition.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares began publicly trading on NASDAQ Stock Market LLC ("NASDAQ") under the symbol "MHLD" on May 6, 2008. At March 11, 2021, the last reported sale price of our common share was $2.97 per share and there were 22 holders of record of our common shares. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.
No dividends have been declared by our Board on our common shares since the fourth quarter of 2018. The future declaration and payment of dividends to holders of common shares will be at the discretion of our Board subject to specified legal, regulatory, financial and other restrictions. Please see "Notes to Consolidated Financial Statements - Note 15. Statutory Requirements and Dividend Restrictions" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for discussion regarding dividend restrictions on subsidiary's ability to transfer funds to Maiden Holdings.
On February 21, 2017, our Board approved the repurchase of up to $100.0 million of our common shares from time to time at market prices. During the years ended December 31, 2020 and 2019, the Company did not repurchase any common shares under its share repurchase authorization. At December 31, 2020, we have a remaining authorization of $74.2 million for share repurchases. We did not repurchase any common shares under our common share repurchase authorization during the three months ended December 31, 2020. Also, subsequent to December 31, 2020 and through the period ended March 11, 2021, no repurchase of common shares was made.
During the year ended December 31, 2020, we repurchased a total of 834 (2019 - 23,220) common shares at an average price of $1.13 per share (2019 - $0.78) from employees, which represent tax withholding in respect of tax obligations on the vesting of restricted shares and performance based shares.
Pursuant to the 2020 Tender Offer, on December 24, 2020, Maiden Reinsurance accepted for purchase (i) 545,218 shares of the Company's 8.25% Non-Cumulative Preference Shares Series A, (ii) 1,203,466 shares of the Company's 7.125% Non-Cumulative Preference Shares Series C and (iii) 1,078,911 shares of the Company's 6.7% Non-Cumulative Preference Shares Series D. The acquisition by Maiden Reinsurance of the Preference Shares pursuant to the tender offer was made in compliance with Maiden Reinsurance's investment policy previously approved by the Vermont DFR.
On March 3, 2021, our Board approved the repurchase (including the repurchase by Maiden Reinsurance in accordance with its investment guidelines) of up to $100.0 million of our preference shares from time to time at market prices in open market purchases or as may be privately negotiated.
On March 15, 2021, Maiden Reinsurance accepted for purchase via private negotiation with certain security holders, (i) 2,561,636 shares of the Company's 8.25% Non-Cumulative Preference Shares Series A at an average price of $14.88 per share, (ii) 2,003,204 shares of the Company's 7.125% Non-Cumulative Preference Shares Series C at an average price of $14.66 per share, and (iii) 2,017,103 shares of the Company's 6.7% Non-Cumulative Preference Shares Series D at an average price of $14.60 per share for a total amount of $96,934. The acquisition by Maiden Reinsurance of these Preference Shares was made in compliance with the Company's investment guidelines previously approved by the Vermont DFR. These purchases will result in a gain on purchase of approximately $67,614 in the first quarter of 2021.
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
On October 25, 2019, Maiden Holdings transferred the listing of its common shares from the NASDAQ Global Select Market to the NASDAQ Capital Market. NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Select Market and listed companies must meet certain financial requirements and comply with the NASDAQ corporate governance requirements. Maiden Holdings’ common shares continue to trade under the symbol “MHLD”. Following submission of the transfer application, we became eligible for an additional 180-day period to regain compliance if we met the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, for the NASDAQ Capital Market. On June 2, 2020, Maiden Holdings received a letter from NASDAQ's Office of General Counsel stating that the bid price deficiency of Maiden Holdings’ common shares was cured and we were in compliance with all applicable listing standards.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K and Item 1, "Business - General Overview". Except as explicitly described as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations except for net income (loss) and net income (loss) available to Maiden common shareholders. Amounts in tables may not reconcile due to rounding differences. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties. Please see the "Special Note About Forward-Looking Statements" in this Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the "Risk Factors" set forth in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
Overview
Maiden Holdings is a Bermuda-based holding company, previously focused on serving the needs of regional and specialty insurers in the U.S., Europe and select other global markets. As a result of a series of actions we have taken in recent years discussed below under Recent Developments, we now create shareholder value by actively managing and allocating our assets and capital, including through ownership and management of businesses and assets mostly in the insurance and related financial services industries where we can leverage our deep knowledge of those markets. We also provide a full range of legacy services to small insurance companies, particularly those in run-off or with blocks of reserves that are no longer core, working with clients to develop and implement finality solutions including acquiring entire companies. We expect our legacy solutions business to contribute to our active asset and capital management strategies.
Short-term income protection business is written on a primary basis by our wholly owned subsidiaries Maiden LF and Maiden GF in the Scandinavian and Northern European markets. Insurance support services are provided to Maiden LF and Maiden GF by our UK services company, Maiden Global which is also a licensed intermediary in the United Kingdom. Maiden Global had previously operated internationally by providing branded auto and credit life insurance products through insurer partners, particularly those in the EU and other global markets. These products also produced reinsurance programs which were underwritten by our wholly owned subsidiary Maiden Reinsurance.
We are not actively underwriting reinsurance business but have some historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off. We continue to run-off the liabilities associated with the AmTrust contracts, which we terminated in early 2019 as discussed below. We have also entered into a retroactive reinsurance agreement and a commutation agreement that further reduces our exposure to and limits the potential volatility related to these AmTrust liabilities, which are discussed in "Note 8 — Reinsurance" of the Notes to Consolidated Financial Statements included in Part II Item 8. "Financial Statements and Supplementary Data".
As discussed in Item 1. "Business", the sale of Maiden US and the termination of both of our quota share contracts with AmTrust materially reduced our gross and net premiums written since 2018. We have significantly reduced our operating expenses and continue to take steps to reduce these costs further.
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
Recent Developments
Since the third quarter of 2018, we have engaged in a series of transactions that dramatically reduced the regulatory capital required to operate our business, materially strengthened our solvency ratios, and ceased active reinsurance underwriting. During that time, we significantly increased our estimate of ultimate losses and loss reserves while purchasing reinsurance protection against further loss reserve volatility and as a result, have improved the ultimate economic value of the Company.
The measures we have taken were initiated in early 2018, when our Board initiated a Strategic Review to evaluate ways to increase shareholder value after a period of continuing higher than targeted combined ratios and lower returns on equity than expected. This Strategic Review resulted in a series of transactions that transformed our operations and materially reduced the risk on our balance sheet. Those transactions included (but are not limited to):
1.The divestiture of all our U.S. treaty reinsurance operations in 2018, which included (a) the sale of Maiden US to Enstar Holdings (US) LLC ("Enstar U.S."), and (b) entering into a Renewal Rights Agreement (“Renewal Rights”) with Transatlantic Reinsurance Company (“TransRe”) in which TransRe purchased Maiden US's rights to renew its treaty reinsurance agreements and solicit renewals of and replacement coverages for the treaty reinsurance agreements. As a result of the above decision to divest all of our U.S. treaty reinsurance operations, these operations are now classified as discontinued operations, and except as explicitly described as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations, except for net income (loss).

2.The partial and then eventual complete termination on a run-off basis effective January 1, 2019 of the AmTrust Quota Share and the European Hospital Liability Quota Share. The Company has no exposure to European hospital liability business after January 1, 2020 and all prior policies were written on a claims-made basis.
3.Maiden Reinsurance and AII entered into Commutation and Release Agreement effective July 31, 2019, which provided for AII to assume all reserves ceded by AII to Maiden Reinsurance with respect to its proportional 40% share of the ultimate net loss under the AmTrust Quota Share related to the Commuted Business in exchange for the release and full discharge of Maiden Reinsurance of all of its obligations to AII with respect to the Commuted Business. The Commuted Business did not include any business classified by AII as Specialty Program or Specialty Risk business. Maiden Reinsurance transferred cash and invested assets of $312.8 million ("Commutation Payment") to AII, which is the sum of the net ceded reserves of $330.7 million with respect to the Commuted Business as of December 31, 2018 less payments of $17.9 million made by Maiden Reinsurance with respect to the Commuted Business from January 1, 2019 through July 31, 2019. Settlement of the Commutation Payment occurred on August 12, 2019 and Maiden Reinsurance paid AII interest of $6.3 million related to the Commutation Payment calculated at the rate of 3.30% per annum from January 1, 2019 through August 12, 2019. AII and Maiden Reinsurance also agreed that, as of July 31, 2019, the AmTrust Quota Share shall be deemed amended as applicable so that the Commuted Business is no longer included as part of the Covered Business under the AmTrust Quota Share.
4.Maiden Reinsurance entered into the LPT/ADC Agreement, pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2.2 billion retention up to $600.0 million, in exchange for a retrocession premium of $445.0 million. The $2.2 billion retention is subject to adjustment for paid losses subsequent to December 31, 2018. The LPT/ADC Agreement provides Maiden Reinsurance with $155.0 million in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445.0 million are recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. The amount of the deferral is recalculated each period based on loss payments and updated estimates. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. At December 31, 2020, the reinsurance recoverable on unpaid losses under the retroactive reinsurance agreement was $519.9 million while the deferred gain liability was $74.9 million (December 31, 2019 - $558.0 million and $113.0 million, respectively. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be during 2024.
5.Effective March 16, 2020, we re-domesticated our principal operating subsidiary, Maiden Reinsurance, from Bermuda to the State of Vermont in the U.S. Maiden Reinsurance is now subject to the statutes and regulations of Vermont in the ordinary course of business. We have determined that re-domesticating Maiden Reinsurance to Vermont enables us to better align our capital and resources with our liabilities, which originate mostly in the United States, resulting in a more efficient structure. The re-domestication, in combination with the transactions completed pursuant to the Strategic Review, have materially strengthened the Company’s capital position and solvency ratios and we believe will continue to do so. While the Vermont DFR is now the group supervisor for the Company, the re-domestication did not apply to the parent holding company which remains a Bermuda-based holding company. Securities issued by Maiden Holdings were not affected by the re-domestication of Maiden Reinsurance to Vermont. Concurrent with the re-domestication, Maiden Holdings contributed as capital the remaining 65% of its ownership in Maiden Reinsurance to our wholly owned subsidiary Maiden NA. Maiden NA now owns 100% of Maiden Reinsurance in the aggregate.
In December 2018 and January 2019, Maiden NA contributed its proportionate share of capital contributions in the aggregate amount of $68.3 million in cash to Maiden Reinsurance. Maiden NA also maintains a portfolio of cash and fixed maturity investments, along with other strategic investments, of $33.7 million at December 31, 2020. We believe Maiden NA’s investments, including its ownership of Maiden Reinsurance and its active asset management strategy, will create opportunities to utilize NOL which total $210.8 million as of December 31, 2020. These NOLs are not presently recognized as deferred tax assets as a full valuation allowance is currently carried against them. For further details please see "Note 16. Taxation" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10–K). Taken together, we believe these measures should generate additional income for Maiden NA in a tax-efficient manner, while sharing in the improvement in profitability anticipated in Maiden Reinsurance as a result of the measures enacted as part of the Strategic Review.
Business Strategy
We continued to re–evaluate our operating strategy during 2020 while leveraging the significant assets and capital we retain. In addition to restoring operating profitability, our strategic focus centers on creating the greatest risk-adjusted shareholder returns, whether via asset and capital management or active reinsurance underwriting of new risks, or a combination of both. Our present assessment of the reinsurance marketplace along with our current operating profile is that the risk-adjusted returns that may be produced via active reinsurance underwriting of new risks are likely to present more limited opportunities compared to other strategic initiatives which may produce greater shareholder value. As a result, our strategic focus has shifted to activities which utilize our unrestricted cash and investments to manage our capital and where prudent, enhance our investment return by investing in asset classes which we believe will produce appropriate returns. By enhancing our profitability through increased investment returns, we believe we increase the likelihood of fully utilizing the significant net operating loss carryforwards described above which may create additional shareholder value.
The measures implemented now enable us to more flexibly allocate capital to those activities most likely to produce the greatest returns for shareholders, and we are actively engaged in evaluating and deploying funds in both pillars of these strategies as discussed herein. As part of our expanded asset management activities, we have evaluated and continue to consider investing in various initiatives in the insurance industry across a variety of segments which we believe will produce appropriate risk-adjusted returns while maintaining the option to consider underwriting activities in the future.
Our capital management strategy is significantly informed by the required capital needed to operate our business in a prudent manner and our ongoing analysis of our loss development trends. Recent trends have increased our confidence in our recorded ultimate losses for our insurance liabilities in run-off, however a prudent assessment dictates that the run-off portfolio still requires additional maturity to fully emerge. While there is no guarantee that these recent loss development trends will persist, as confidence increases it allows us to consider capital management initiatives. For further details, please see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" section of this Annual Report on Form 10–K. Our current assessment is that losses have stabilized sufficiently to consider certain capital management initiatives, although we are careful to approach these strategies in a deliberate fashion.
As part of the capital management pillar of our strategy, pursuant to the cash tender offer ("2020 Tender Offer), on December 24, 2020, Maiden Reinsurance accepted for purchase (i) 545,218 shares of the Company's 8.25% Non-Cumulative Preference Shares Series A, (ii) 1,203,466 shares of the Company's 7.125% Non-Cumulative Preference Shares Series C and (iii) 1,078,911 shares of the Company's 6.7% Non-Cumulative Preference Shares Series D (collectively referred to as the "2020 Tender Offer"). The consideration for each Series A Preference Share, each Series C Preference Share and each Series D Preference Share tendered and accepted for purchase equaled $10.50 (the “Offer Price”). The Offer Price did not include any amount with respect to dividends. The aggregate total consideration paid by the Company for the securities accepted for purchase was $29.7 million excluding related fees and expenses. There can be no assurance that our insurance liabilities will run-off at levels that will permit further future capital management activities, which we expect to continually review as part of our strategy. Please refer to "Notes to Consolidated Financial Statements - Note 17 — Subsequent Events" under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further information on our preference shares.
In November 2020, we formed GLS which specializes in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core, working with clients to develop and implement finality solutions including acquiring entire companies. We believe the formation of GLS is highly complementary to our overall longer-term strategy. GLS, along with other recent insurance industry investments, enables us to leverage our knowledge base while not re-entering active underwriting of new risks and maintaining an efficient operating profile. We believe GLS not only enhances our profitability through both fee income and effective claims management services, but it will also increase our asset base through the addition of blocks of reserves or companies that can be successfully wound down. This should further enhance our ability to pursue the asset and capital management pillars of our business strategy.
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
As described herein, we are not currently engaged in active reinsurance underwriting and continues to run off the remaining unearned exposures it has reinsured. Maiden Global’s business development teams partner with automobile manufacturers, dealer associations and local primary insurers to design and implement point of sale insurance programs which generate revenue for the auto manufacturer and insurance premiums for the primary insurer ("IIS unit"). Our IIS unit does write limited primary insurance coverages that could be exposed to COVID-19 claims.  While we assess our exposure to COVID-19 insurance and reinsurance claims on our existing insurance exposures and remaining reinsurance exposures as limited and immaterial, given the uncertainty surrounding the COVID-19 pandemic and its impact on the insurance industry, our preliminary estimates of loss and LAE and estimates of reinsurance recoverable arising from the COVID-19 pandemic may materially change. Maiden Reinsurance has not received any COVID-19 claims to date but our companies within our IIS unit have received a limited number of claims related to those coverages which it deems as immaterial. Unanticipated issues relating to claims and coverage may emerge, which could adversely affect our business by increasing the scope of coverage beyond our intent and/or increasing the frequency and severity of claims.
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

2020 and 2019 Financial Highlights

For the Year Ended December 31,	2020	2019	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net income (loss) from continuing operations	$41,762	$(109,362)	$151,124
Loss from discontinued operations, net of income tax	—	(22,541)	22,541
Net income (loss)	41,762	(131,903)	173,665
Gain from repurchase of preference shares	38,195	—	38,195
Net income (loss) attributable to Maiden common shareholders	79,957	(131,903)	211,860
Basic and diluted earnings (loss) per common share(9):
Net income (loss) attributable to Maiden common shareholders(2) (9)	0.93	(1.32)	2.25
Gain from repurchase of preference shares per common share	0.45	—	0.45
Gross premiums written	31,389	(528,593)	559,982
Net premiums earned	106,081	447,762	(341,681)
Underwriting income (loss)(3)	17,274	(183,753)	201,027
Net investment income	54,761	97,837	(43,076)
Combined ratio(4)	111.4%	148.6%	(37.2)
Non-GAAP measures:
Non-GAAP operating earnings (loss)(1)	$47,076	$(26,514)	$73,590
Non-GAAP diluted operating earnings (loss) per common share(1)(9)	0.55	(0.32)	0.87
Non-GAAP operating return on average common shareholders' equity(1)	25.9%	(21.6)%	47.5

At December 31,	2020	2019	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(5)	$1,456,133	$1,974,544	$(518,411)
Total assets	2,948,455	3,568,196	(619,741)
Reserve for loss and LAE	1,893,299	2,439,907	(546,608)
Senior notes - principal amount	262,500	262,500	—
Common shareholders' equity	133,506	42,718	90,788
Shareholders' equity	527,816	507,718	20,098
Total capital resources(6)	790,316	770,218	20,098
Ratio of debt to total capital resources(12)	33.2%	34.1%	(0.9)
Book Value calculations:
Book value per common share(7)	$1.57	$0.51	$1.06
Accumulated dividends per common share	4.27	4.27	—
Book value per common share plus accumulated dividends	$5.84	$4.78	$1.06
Change in book value per common share plus accumulated dividends	22.2%
Diluted book value per common share(8)	$1.55	$0.50	$1.05
Non-GAAP measures:
Adjusted book value per common share(10)	$2.46	$1.87	$0.59
Adjusted shareholders' equity(11)	602,757	620,668	(17,911)
Adjusted total capital resources(11)	865,257	883,168	(17,911)
Ratio of debt to adjusted total capital resources(13)	30.3%	29.7%	0.6

(1)Non-GAAP operating earnings (loss), non-GAAP operating earnings (loss) per common share and non-GAAP operating return on average common equity are non-GAAP financial measures. See "Key Financial Measures" for additional information.
(2)Please refer to "Notes to Consolidated Financial Statements - Note 12. Earnings per Common Share" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for the calculation of basic and diluted earnings (loss) per common share.
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
(10)Adjusted book value per common share is a non-GAAP measure that is calculated using common shareholders' equity, adjusted for the unamortized deferred gain on retroactive reinsurance, divided by the number of common shares outstanding. See "Key Financial Measures" for additional information.
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
As a result of the significant strategic transactions implemented during 2019 and 2020, our gross and net premiums written will continue to be materially lower going forward and our net investment income will increasingly become a significantly larger portion of our total revenues compared to prior periods.
The Company's revenues also include fee income as well as income generated from our investment portfolio. The Company's investment portfolio is comprised of fixed maturity investments held as AFS and other investments. In accordance with U.S. GAAP, our fixed maturity investments are carried at fair market value and any unrealized gains and losses are excluded from earnings in AOCI as a separate component of shareholders' equity. If unrealized losses are considered to be other-than-temporarily impaired due to a credit-related event, such impairment losses are recognized within earnings as a realized loss under total other-than-temporary impairment losses. Other investments in limited partnerships, hedge funds and start-up insurance entities are carried at fair market value with any unrealized gains or losses included in earnings under net realized gains (losses) on investment. Our investments made by special purpose vehicles focused on lending activities are carried at cost. Any indication of impairment is recognized in income.
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

Non-GAAP Financial Measures
In addition to the Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income, management uses certain key financial measures, some of which are non-GAAP measures, to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The non-GAAP measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of some of these key financial measures including the reconciliation of non-GAAP measures to the nearest GAAP measure and relevant discussions are found within Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations". These key financial measures are:
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

Non-GAAP operating earnings (loss) is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) total other-than-temporary impairment losses; (3) foreign exchange and other gains or losses; (4) the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain liability; and (5) interest in income of equity method investments. It also excludes on a non-recurring basis: (1) loss from discontinued operations, net of income tax; and (2) loss and related activity from our NGHC Quota Share run-off operations which was commuted in November 2019. We exclude net realized gains (losses) on investment, other-than-temporary impairment losses, interest in income of equity method investments and foreign exchange and other gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe results from our NGHC Quota Share run-off operations commuted in November 2019 and results from our discontinued operations, and ceded risks under retroactive reinsurance agreements are representative of our ongoing and future business. We believe all of these amounts are substantially independent of our business and any potential future underwriting process therefore including them would distort the analysis of underlying trends in our operations.
Underwriting income (loss) is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. For purposes of these non-GAAP operating measures, the fee-generating business which is included in our Diversified Reinsurance segment, is considered part of the underwriting operations of the Company. Management believes that this measure is important in evaluating the underwriting performance of the Company and its segments. This measure is also a useful tool to measure the profitability of the Company separately from the investment results and is also a widely used performance indicator in the insurance industry. A reconciliation of the Company's underwriting results can be found in the Company's Consolidated Financial Statements in the "Notes to Consolidated Financial Statements Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Combined ratio is commonly used in the insurance and reinsurance industry in conjunction with underwriting income (loss) as a measure of underwriting profitability. Management measures underwriting results on an overall basis and for each segment on the basis of the combined ratio. The combined ratio is the sum of the net loss and LAE ratio and the expense ratio and the computations of each component are described below. A combined ratio under 100% indicates underwriting profitability, as the net loss and LAE, commission and other acquisition expenses and general and administrative expenses are less than the net premiums earned and other insurance revenue on that business. While the Company has continued to utilize this non-GAAP measure in this Annual Report on Form 10-K for the year ended December 31, 2020, it is important to note that as the run-off of our reinsurance portfolios progresses, such ratios may increasingly be of less value to readers as they evaluate the financial results of the Company, particularly compared to historical data. Please refer to "Notes to Consolidated Financial Statements - Note 3. Segment Reporting" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further details.
While an important metric of success, underwriting income (loss) and combined ratio do not reflect all components of profitability, as they do not recognize the impact of investment income earned on premiums between the period of time that premiums are received and the period of time that loss payments are ultimately paid to clients. Because we do not manage our cash and investments by segment, investment income and interest expense are not allocated to the reportable segments. Certain general and administrative expenses are generally allocated to segments based on actual costs incurred.
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
Book Value per Common Share and Diluted Book Value per Common Share: Book value per common share and diluted book value per common share are non-GAAP measures. Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, because management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income or loss and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our fixed income investment portfolio, as well as common or preferred share repurchases.
Ratio of Debt to Total Capital Resources: Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of total capital resources.
Non-GAAP underwriting income (loss), Non-GAAP earnings (loss) and LAE ratio, and Non-GAAP combined ratio: Management has further adjusted underwriting income or loss, as defined above, as well as the reported loss and LAE ratios and reported combined ratios by excluding the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements such as the LPT/ADC Agreement. The losses are estimated to be fully recoverable from Cavello and management believes adjusting for this development shows the ultimate economic benefit of the LPT/ADC Agreement on our underwriting results. We believe reflecting the economic benefit of this retroactive reinsurance agreement is helpful for understanding future trends in our operations.

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
The composition of the reserve for loss and LAE at December 31, 2020 and 2019 was as follows:

December 31,	2020	2019
	($ in thousands)
Reserve for reported loss and LAE	$998,691	$1,271,358
Reserve for losses incurred but not reported	894,608	1,168,549
Reserve for loss and LAE	$1,893,299	$2,439,907

The loss reserves in the table above exclude the impact of the LPT/ADC Agreement. While management believes that our case reserves and IBNR are sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. The analysis of the appropriateness of the reserve for IBNR is reviewed quarterly, with adjustments made as appropriate. To the extent that actual reported losses exceed expected losses, the carried estimate of the ultimate losses may be increased (i.e. unfavorable reserve development), and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses may be reduced (i.e. favorable reserve development). We record any changes in our loss reserve estimates and the related reinsurance recoverable in the periods in which they are determined. Reinsurance recoverable on unpaid losses covered by the LPT/ADC Agreement are recorded as a deferred gain on retroactive reinsurance on the Consolidated Balance Sheets which represents the cumulative adverse development under the AmTrust Quota Share covered by the LPT/ADC Agreement at December 31, 2020. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
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
Significant Assumptions Employed in the Estimation of Reserve for Loss and Loss Adjustment Expenses: The most significant assumptions used at December 31, 2020 to estimate the reserve for loss and LAE within our reporting segments are as follows:
•the information developed from internal and independent external sources can be used to develop meaningful estimates of the likely future performance of business bound by the Company;
•the loss and exposure information provided by ceding companies, insureds and brokers in support of their reinsurance submissions have been used by the Company's pricing actuaries to derive meaningful estimates of the likely future performance of business bound with respect to each contract and policy;
•historic loss development and trend experience may be used to predict future loss development and trends;
•no significant emergence of losses or types of losses that are not represented in the information supplied to the Company by its brokers, ceding companies and insureds will occur; and
•the Company is able to identify and properly adjust for changes to case reserving and claims settlement rates in the underlying data.
The five assumptions above most significantly influence the Company’s determination of initial expected loss ratios and expected loss reporting and payment patterns that are the key inputs which impact potential variability in the estimate of the reserve for loss and LAE and are applicable to each of the Company’s business segments. These factors are combined with the actuarial judgment exercised by our reserving actuaries. While there can be no assurance that any of the above assumptions will prove to be correct, we believe that this process represents a realistic and appropriate basis for estimating the reserve for loss and LAE. Loss emergence factors and expected loss ratios used in the reserving process are based on a blend of our own direct experience, cedant experience and industry benchmarks, when appropriate. The benchmarks selected were those that we believe are most similar to our underwriting business.
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
The inherent uncertainty of estimating the Company’s reserve for loss and LAE increases principally due to:
•the lag in time between the time claims are initially reported to the ceding company and the time they are ultimately reported through one or more reinsurance broker intermediaries to the Company;
•the differing case reserving practices among ceding companies;
•changes to characteristics of a claim over time, such as future medical needs or assessment of liability;
•the diversity of loss development patterns among different types of reinsurance treaties or contracts;
•the Company’s need to rely on its ceding companies for loss information, which also exposes the Company to changes in the reserving philosophy of the ceding company and the adequacy of its underlying case reserves; and
•changes in internal company operations such as alterations in claims handling procedures.
To verify the accuracy and completeness of the information provided to us by our ceding company counterparties, the Company’s actuaries, accountants and claims personnel perform claims reviews, and at times also accounting and financial audits, of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported loss and LAE do not comport with the terms of the contract held with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. At December 31, 2020, the Company was not involved in any material claims litigation or arbitration proceedings.
Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and LAE reserve estimates. At December 31, 2020, there were no significant backlogs related to the processing of policy or contract information in any of our reporting segments.
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
Potential Volatility in the Reserve for Loss and LAE: In addition to the factors creating uncertainty in the Company’s estimate of loss and LAE, the Company’s estimated reserve for loss and LAE can change over time because of unexpected changes in the external environment. Potential changing external factors include:
•changes in the inflation rate for goods and services related to the covered damages;
•changes in the general economic environment that could cause unanticipated changes in claim frequency or severity;
•changes in the litigation environment regarding the representation of plaintiffs and potential plaintiffs;
•changes in the judicial and/or arbitration environment regarding the interpretation of policy and contract provisions relating to the determination of coverage and/or the amount of damages awarded for certain types of claims;
•changes in the social environment regarding the general attitude of juries in the determination of liability and damages;
•changes in the legislative environment regarding the definition of damages;
•new types of injuries caused by new types of injurious activities or exposures; and
•assessment of changes in ceding company case reserving and reporting patterns.
The change in loss reserve estimates from the prior year is referred to as Prior Year Development ("PPD"). We experienced favorable PPD of $16.5 million and adverse PPD of $112.5 million for the years ended December 31, 2020 and 2019, respectively, primarily within the AmTrust Reinsurance segment. Please refer to “Notes to

Consolidated Financial Statements - Note 9. Reserve for Loss and Loss Adjustment Expenses” included under Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for further details.
The Company creates a statistical distribution around the estimate of reserve for loss and LAE based on an assumption of the volatility inherent in the estimate. The Company, in the analysis of reserves for loss and ALAE, in addition to selecting a best point estimate, makes a selection of a range of reasonable reserves. This range is based on a combination of objective and subjective data, including the underlying characteristics of the exposure, the volatility in historical emergence, the credibility of the information available to estimate the reserve for loss and alae, and professional actuarial judgement. The size of the range is related to the level of confidence associated with the point estimate, as well as the amount of uncertainty inherent in the characteristics of the exposure being evaluated.
Based on this range of reasonable reserves, our required reserves after reinsurance recoverable could increase by approximately $206.7 million, or 11.3%, of our consolidated net loss and LAE reserves, excluding the impact of the LPT/ADC Agreement. If the LPT/ADC Agreement were to be considered, our required reserves could increase by approximately $126.7 million, or 9.7% of our consolidated net loss and LAE reserves.
For the range of reasonable reserves, we have assumed what we believe is an appropriate confidence level. However, the range is not intended to be a measurement of all possible future outcomes, and there can be no assurance that our claim obligation will not vary outside of this range.
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
The Company considers anticipated investment income in determining the recoverability of these deferred costs and believes they are fully recoverable. A premium deficiency is recognized if the sum of anticipated losses and LAE, unamortized acquisition expenses and anticipated investment income exceed unearned premium.
Fair Value of Financial Instruments
Please refer to "Notes to Consolidated Financial Statements - Note 5. Fair Value of Financial Instruments" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion on the fair value methodology and valuation techniques used by the Company to determine the fair value of the financial instruments held at December 31, 2020 and 2019.
Other-Than-Temporary Impairment ("OTTI") of Investments
Please refer to "Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion on the impairment evaluation performed by the Company on its investment portfolio. For the year ended December 31, 2020, the Company recognized $2.5 million of impairment losses in its results of operation (2019 - $0.2 million) due to the OTTI of fixed maturity investments held. Please refer to "Notes to Consolidated Financial Statements - Note 4. Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further details.

Results of Operations
The following table sets forth our selected Consolidated Statement of Income data for each of the years indicated:

For the Year Ended December 31,	2020	2019
	($ in thousands)
Gross premiums written	$31,389	$(528,593)
Net premiums written	$28,432	$(531,850)
Net premiums earned	$106,081	$447,762
Other insurance revenue	1,276	2,841
Net loss and LAE	(41,799)	(452,829)
Commission and other acquisition expenses	(38,796)	(169,760)
General and administrative expenses(1)	(9,488)	(11,767)
Underwriting income (loss)(2)	17,274	(183,753)
Other general and administrative expenses(1)	(29,630)	(35,451)
Net investment income	54,761	97,837
Net realized gains on investment	24,473	27,860
Total other-than-temporary impairment losses	(2,468)	(165)
Foreign exchange and other (losses) gains	(8,526)	2,719
Interest and amortization expenses	(19,324)	(19,320)
Income tax benefit	104	911
Interest in income of equity method investments	5,098	—
Net income (loss) from continuing operations	41,762	(109,362)
Loss from discontinued operations, net of income tax	—	(22,541)
Gain from repurchase of preference shares	38,195	—
Net income (loss) available to Maiden common shareholders	$79,957	$(131,903)

Ratios
Net loss and LAE ratio(3)	38.9%	100.5%
Commission and other acquisition expense ratio(4)	36.1%	37.6%
General and administrative expense ratio(5)	36.4%	10.5%
Expense ratio(6)	72.5%	48.1%
Combined ratio(7)	111.4%	148.6%
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
(5)Calculated by dividing all general and administrative expenses by the sum of net premiums earned and other insurance revenue.
(6)Calculated by adding together commission and other acquisition expense ratio and general and administrative expense ratio.
(7)Calculated by adding together net loss and LAE ratio and the expense ratio.

Net Income (Loss)
Net income available to Maiden common shareholders for the year ended December 31, 2020 was $80.0 million compared to a net loss of $131.9 million for the same period in 2019. The net improvement in our results for the year ended December 31, 2020 compared to the same period in 2019 was primarily due to the following:
•net income from continuing operations of $41.8 million compared to a net loss from continuing operations of $109.4 million for the same period in 2019 largely due to the following factors:
•underwriting income of $17.3 million compared to an underwriting loss of $183.8 million during the year ended December 31, 2019. The reduction in the underwriting income was due to:
◦the impact of lower loss ratios for current year premiums earned during 2020 compared to 2019; and
◦favorable prior year loss development of $16.5 million or 15.4 percentage points in 2020 compared to adverse prior year loss development of $112.5 million or 25.0 percentage points for 2019 which had been incurred primarily within the AmTrust Reinsurance segment for each respective period.
•interest in income of equity method investments of $5.1 million for the year ended December 31, 2020 which were newly acquired in the third quarter of 2020.
    The improvement in our results was partially offset by the following:
•a reduction in net investment income of $43.1 million or 44.0% for the year ended December 31, 2020 compared to 2019, primarily due to the decline in average investable assets of 32.4%;
•lower realized gains on investment which were $24.5 million for the year ended December 31, 2020 compared to realized gains of $27.9 million in 2019;
•investment impairment losses of $2.5 million for the year ended December 31, 2020 compared to $0.2 million in 2019; and
•foreign exchange and other losses of $8.5 million for the year ended December 31, 2020 compared to foreign exchange and other gains of $2.7 million for 2019.
•no impact from discontinued operations for the year ended December 31, 2020 compared to a net loss from discontinued operations of $22.5 million in 2019 resulting from the Settlement and Commutation Agreement entered into between the Company and Enstar on July 31, 2019 which caused a net additional loss of $16.7 million to be recognized.
•gain from repurchase of preference shares of $38.2 million for the year ended December 31, 2020 resulting from the 2020 Tender Offer.
Net Premiums Written
The table below compares net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the years ended December 31, 2020 and 2019:

For the Year Ended December 31,	2020		2019		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$37,258	131.1%	$49,151	(9.3)%	$(11,893)	(24.2)%
AmTrust Reinsurance	(8,826)	(31.1)%	(581,001)	109.3%	572,175	(98.5)%
Total	$28,432	100.0%	$(531,850)	100.0%	$560,282	(105.3)%
Net premiums written for the year ended December 31, 2020 were $28,432 compared to negative net premiums written of $(531,850) during 2019 due to the following:
•Premiums written in the Diversified Reinsurance segment decreased by $11.9 million or 24.2% for the year ended December 31, 2020 compared to 2019 largely due to lower premiums written in German Auto programs in our IIS business.
•There were no new premiums written in AmTrust Reinsurance segment due to the termination of both the AmTrust Quota Share and the European Hospital Liability Quota Share effective January 1, 2019. Negative premiums written for the AmTrust Reinsurance segment in 2019 are primarily the result of return premium and other adjustments after the termination of the AmTrust contracts in 2019. In 2019, the Partial Termination Amendment resulted in Maiden Reinsurance returning $648.0 million in unearned premiums to AII, or $436.8 million net of applicable ceding commission and brokerage.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.

Net Premiums Earned
Net premiums earned decreased by $341.7 million or 76.3% for the year ended December 31, 2020 compared to the same period in 2019. The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the years ended December 31, 2020 and 2019:

For the Year Ended December 31,	2020		2019		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$47,847	45.1%	$83,691	18.7%	$(35,844)	(42.8)%
AmTrust Reinsurance	58,234	54.9%	364,071	81.3%	(305,837)	(84.0)%
Total	$106,081	100.0%	$447,762	100.0%	$(341,681)	(76.3)%
Net premiums earned in the AmTrust Reinsurance segment for the year ended December 31, 2020 decreased by $305.8 million or 84.0% compared to 2019 due to the terminations of the AmTrust Quota Share and the European Hospital Liability Quota Share effective January 1, 2019. Please refer to the analysis of our AmTrust Reinsurance segment for further discussion.
Net premiums earned in our Diversified Reinsurance segment for the year ended December 31, 2020 decreased by $35.8 million or 42.8% compared to 2019 driven by non-renewals in our European Capital Solutions business combined with reductions in quota share cessions for German Auto Programs within our IIS business. Please refer to the analysis of our Diversified Reinsurance segment for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to the analysis of our Diversified Reinsurance segment below for further discussion.
Net Investment Income
Net investment income decreased by $43.1 million or 44.0% for the year ended December 31, 2020 compared to 2019, primarily due to the decline in average investable assets of 32.4%. The decline in investable assets is largely due to the cessation of active reinsurance underwriting which has materially reduced our revenues resulting in significant negative operating cash flows as we run-off our existing reinsurance liabilities. Net investment income also decreased due to the decline in average book yields to 2.2% for the year ended December 31, 2020 compared to 2.7% in 2019, which is the result of both lower interest rates and shorter duration of assets in our fixed income portfolios.
The following table details our average investable assets and book yield for the years ended December 31, 2020 and 2019:

For the Year Ended December 31,	2020	2019
	($ in thousands)
Average investable assets(1)	$2,488,076	$3,679,285
Average book yield(2)	2.2%	2.7%
(1)The average of our total investments (excluding equity method investments), cash, restricted cash and cash equivalents, funds withheld receivable and loan to related party held during the year.
(2)Ratio of net investment income over average investable assets at fair value.

Net Realized Gains on Investment
Net realized gains on investment were $24.5 million for the year ended December 31, 2020, compared to net realized gains on investment of $27.9 million for 2019. Net realized gains for the year ended December 31, 2020 were primarily due to sales of corporate bonds during the year for the settlement of claim payments to AmTrust.
Net realized gains on investment of $27.9 million for 2019 were primarily the result of corporate bond sales in anticipation of completing and funding the LPT/ADC Agreement with Enstar as well as sales of corporate bonds for the settlement of the Commutation Payment to AmTrust via transfer of cash and invested assets on August 12, 2019. The investment gains were partially offset by investment losses realized on the non-cash transfer of corporate and other debt securities in early 2019 related to the Partial Termination Amendment with AmTrust and conversion of a portion of reinsurance trust assets held as collateral into a funds withheld receivable.
Net Impairment Losses Recognized in Earnings
The Company recognized $2.5 million of OTTI losses on four fixed maturity investments for the year ended December 31, 2020 compared to $0.2 million of OTTI losses on one fixed maturity investment for the year ended December 31, 2019.
Interest in Income of Equity Method Investments
The Company recognized interest in income of equity method investments, which include hedge fund investments of $29.4 million, of $5.1 million for the year ended December 31, 2020 which were newly acquired in the third quarter of 2020.

Net Loss and Loss Adjustment Expenses
Net loss and LAE decreased by $411.0 million, or 90.8%, during the year ended December 31, 2020 compared to the same period in 2019 largely due to the cessation of active reinsurance underwriting, including the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019.
The loss ratio for 2020 was impacted by net favorable prior year reserve development of $16.5 million or 15.4 percentage points during 2020 compared to net adverse prior year reserve development of $112.5 million or 25.0 percentage points during 2019. The prior year development is discussed in greater detail in the individual segment discussion and analysis.
The net loss and LAE ratio decreased to 38.9% for the year ended December 31, 2020 compared to 100.5% for 2019 largely due to the significant reduction in adverse prior year reserve development in our AmTrust Reinsurance segment where significant reserve strengthening occurred in 2019. The improvement in loss ratios in 2020 is primarily the result of the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $131.0 million or 77.1% for the year ended December 31, 2020 compared to 2019 due to significantly lower earned premiums in both of our reportable segments. The commission and other acquisition expense ratio decreased to 36.1% for the year ended December 31, 2020 compared to 37.6% for 2019.
General and Administrative Expenses
General and administrative expenses include both segment and corporate expenses segregated for analytical purposes as a component of underwriting income. Such expenses for the years ended December 31, 2020 and 2019 are comprised of:

For the Year Ended December 31,	2020	2019
	($ in thousands)
General and administrative expenses – segments	$9,488	$11,767
General and administrative expenses – corporate	29,630	35,451
Total general and administrative expenses	$39,118	$47,218
Total general and administrative expenses decreased by $8.1 million, or 17.2%, for the year ended December 31, 2020 compared to 2019. The general and administrative expense ratio increased to 36.4% for the year ended December 31, 2020 compared to 10.5% for 2019 as a result of significantly lower earned premiums. Lower earned premiums were due to the termination of both AmTrust Reinsurance quota share contracts effective January 1, 2019 and non-renewals within our International business in the Diversified Reinsurance segment. Corporate general and administrative expenses for the year ended December 31, 2020 decreased by $5.8 million or 16.4% compared to 2019 largely due to lower salary, benefits and other corporate expenses associated with the Strategic Review and related headcount reductions that were initiated in late 2018.
Interest and Amortization Expenses
The interest and amortization expenses related to the outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 ("Senior Notes") were $19.3 million for the years ended December 31, 2020 and 2019, respectively. Please refer to "Notes to Consolidated Financial Statements - Note 7 — Long-Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the years ended December 31, 2020 and 2019, respectively.
Foreign Exchange and Other Losses (Gains)
Net foreign exchange and other losses amounted to $8.5 million during the year ended December 31, 2020 compared to net foreign exchange and other gains of $2.7 million in 2019. Net foreign exchange losses of $8.1 million were realized during the year ended December 31, 2020 due to the weakening of the U.S. dollar on the re-measurement of net loss reserves and related liabilities denominated in British pound and euro.
Net foreign exchange and other gains of $2.7 million for the year ended December 31, 2019 included $4.3 million of proceeds received from the sale of AVS and its related European subsidiaries to Allianz Partners on January 10, 2019. Excluding the gain of $4.3 million related to the sale of AVS and $0.1 million of other gains, net foreign exchange losses of $1.7 million were realized in 2019 due to the weakening of the U.S. dollar on the re-measurement of net loss reserves and related liabilities denominated in British pound and euro.
Income Tax Benefit
The Company recorded an income tax benefit of $0.1 million and $0.9 million for the years ended December 31, 2020 and 2019, respectively. These amounts relate to income tax benefits generated on the losses of our international subsidiaries. The effective rate of income tax was (0.3)% for the year ended December 31, 2020 compared to (0.8)% for the year ended December 31, 2019.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results and associated ratios for our Diversified Reinsurance segment for the years ended December 31, 2020 and 2019 were as follows:

For the Year Ended December 31,	2020	2019
	($ in thousands)
Gross premiums written	$40,457	$52,408
Net premiums written	$37,258	$49,151
Net premiums earned	$47,847	$83,691
Other insurance revenue	1,276	2,841
Net loss and LAE	(24,909)	(49,905)
Commission and other acquisition expenses	(18,475)	(29,898)
General and administrative expenses	(6,936)	(8,872)
Underwriting loss	$(1,197)	$(2,143)
Ratios
Net loss and LAE ratio	50.7%	57.7%
Commission and other acquisition expense ratio	37.6%	34.5%
General and administrative expense ratio	14.1%	10.3%
Expense ratio	51.7%	44.8%
Combined ratio	102.4%	102.5%
The combined ratio for the year ended December 31, 2020 decreased to 102.4% compared to 102.5% in 2019 largely due to significant declines in earned premium volume that increased the expense ratio which was offset by lower loss ratios. Please see the respective sections on net loss, commissions and administrative expenses for factors that have impacted the combined ratios in the discussion below.
Premiums - Gross premiums written decreased by $12.0 million, or 22.8% for the year ended December 31, 2020 compared to 2019 primarily due to lower premiums written in German Auto programs in our IIS business.
Net premiums written for the year ended December 31, 2020 decreased by $11.9 million or 24.2% compared to 2019 mainly due to lower net premiums written in our German Auto programs in our IIS business resulting from a lower quota share cession percentage which declined from 65% in 2018 to 50% in 2019 and 35% in 2020 in the German Auto programs.
Net premiums earned decreased by $35.8 million or 42.8% during the year ended December 31, 2020 compared to 2019 primarily due to lower earned premiums from German Auto programs and non-renewals in European Capital Solutions.
Other Insurance Revenue - Other insurance revenue, which represents fee income from our IIS business that is not directly associated with premium revenue assumed by the Company as well as other income earned from transitional services relating to the sale of Maiden US, decreased by $1.6 million or 55.1% to $1.3 million for the year ended December 31, 2020 compared to 2019. The fee income from transitional services declined by $1.0 million since 2019 as fewer services were provided during 2020 for Maiden US which was sold in late 2018. The decline of $0.5 million from International was due to lower fee income from Australia business.
The table below shows other insurance revenue by source for the years ended December 31, 2020 and 2019:

For the Year Ended December 31,	2020	2019	Change	Change
	($ in thousands)			%
International	$1,145	$1,673	$(528)	(31.6)%
Other income	131	1,168	(1,037)	(88.8)%
Total Diversified Reinsurance	$1,276	$2,841	$(1,565)	(55.1)%

Net Loss and LAE - Net loss and LAE decreased by $25.0 million or 50.1% for the year ended December 31, 2020 compared to 2019. Net loss and LAE ratios were 50.7% and 57.7% for the years ended December 31, 2020 and 2019, respectively, which decreased by 7.0 percentage points for the year ended December 31, 2020 compared to 2019.

The 2020 loss ratio was impacted by favorable prior year loss reserve development of $1.3 million or 2.6 percentage points during 2020, compared to the impact of favorable development of $1.5 million or 1.7 percentage points on the loss ratio in 2019. The 2020 development was driven by favorable experience in facultative reinsurance run-off lines and partly offset by adverse development experienced in European Capital Solutions. The 2019 development was due to favorable development in German Auto programs and facultative reinsurance run-off lines.
The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be effected by changes in the mix of business and the impact of increases in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, as well as the impact on the loss ratio described above, the combined ratio decreased by 0.1 percentage points for the year ended December 31, 2020 compared to 2019.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $11.4 million or 38.2%, for the year ended December 31, 2020 compared to 2019 primarily due to the corresponding amount of net premiums earned which similarly decreased in this segment.
The commission and other acquisition expense ratio increased 3.1 percentage points to 37.6% for the year ended December 31, 2020 compared to 34.5% for 2019 reflecting the change in the mix of pro rata versus excess of loss premiums written during the year. Please refer to the preceding paragraph for other factors that can impact the combined ratio.
General and Administrative Expenses - General and administrative expenses decreased by $1.9 million or 21.8% for the year ended December 31, 2020 compared to 2019. The general and administrative expense ratio increased to 14.1% for the year ended December 31, 2020 compared to 10.3% for 2019 due to significantly lower net premiums earned during the year.
The overall expense ratio (including commission and other acquisition expenses) increased to 51.7% for the year ended December 31, 2020 compared to 44.8% for 2019 largely as a result of lower premium revenue during the year as noted above.
AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported underwriting income of $18.5 million for the year ended December 31, 2020 compared to an underwriting loss of $181.3 million for the year ended December 31, 2019. The improvement in the underwriting results was driven by favorable experience in loss development on prior year reserves, which resulted in a sharply lower combined ratio on significantly lower premiums earned during the year ended December 31, 2020.
The underwriting results and associated ratios for the AmTrust Reinsurance segment for the years ended December 31, 2020 and 2019 were as follows:

For the Year Ended December 31,	2020	2019
	($ in thousands)
Gross premiums written	$(9,068)	$(581,001)
Net premiums written	$(8,826)	$(581,001)
Net premiums earned	$58,234	$364,071
Net loss and LAE	(16,890)	(402,612)
Commission and other acquisition expenses	(20,321)	(139,862)
General and administrative expenses	(2,552)	(2,895)
Underwriting income (loss)	$18,471	$(181,298)
Ratios
Net loss and LAE ratio	29.0%	110.6%
Commission and other acquisition expense ratio	34.9%	38.4%
General and administrative expense ratio	4.4%	0.8%
Expense ratio	39.3%	39.2%
Combined ratio	68.3%	149.8%
The combined ratio decreased by 81.5 percentage points to 68.3% for the year ended December 31, 2020 compared to 149.8% for 2019 due to the impact of favorable prior year loss development of $15.2 million or 26.2 percentage points during 2020 compared to the impact of adverse prior year loss development of $113.7 million or 31.3 percentage points during 2019. Please see the section on losses and LAE below for information regarding the impact of loss development on combined ratios.
Premiums -  There were negative gross and net premiums written for the year ended December 31, 2020 reflecting premium adjustments under the commutation of certain home warranty business in the AmTrust Quota Share from April 1, 2020. Also, the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019, resulted in no new business written under these contracts during 2020. In 2019, the Partial Termination Amendment resulted in Maiden

Reinsurance returning $648.0 million in unearned premium to AII, or approximately $436.8 million net of applicable ceding commission and brokerage, which caused negative gross and net premiums written for the year ended December 31, 2019.
The table below shows net premiums written by category for the years ended December 31, 2020 and 2019:

For the Year Ended December 31,	2020		2019
($ in thousands)	Total	% of Total	Total	% of Total
Net Premiums Written
Small Commercial Business	$(11,515)	130.5%	$(324,311)	55.8%
Specialty Program	(19)	0.2%	(25,869)	4.5%
Specialty Risk and Extended Warranty	2,708	(30.7)%	(230,821)	39.7%
Total AmTrust Reinsurance	$(8,826)	100.0%	$(581,001)	100.0%
Net premiums earned decreased by $305.8 million, or 84.0% for the year ended December 31, 2020 compared to 2019 due to termination of the AmTrust Quota Share and European Hospital Liability Quota Share as of January 1, 2019. The negative net premiums earned on Small Commercial Business for the year ended December 31, 2020 was due to premium adjustments and earned premium returns for the commutation of certain home warranty business in the AmTrust Quota Share as of April 1, 2020. The table below details net premiums earned by category for the years ended December 31, 2020 and 2019:

For the Year Ended December 31,	2020		2019
($ in thousands)	Total	% of Total	Total	% of Total
Net Premiums Earned
Small Commercial Business	$(10,938)	(18.8)%	$91,723	25.2%
Specialty Program	33	0.1%	138,380	38.0%
Specialty Risk and Extended Warranty	69,139	118.7%	133,968	36.8%
Total AmTrust Reinsurance	$58,234	100.0%	$364,071	100.0%
Net Loss and Loss Adjustment Expenses - Net loss and LAE decreased by $385.7 million, or 95.8%, for the year ended December 31, 2020 compared to 2019 due to significantly lower earned premiums as a result of the termination of both quota share agreements with AmTrust. Net loss and LAE ratios decreased to 29.0% for the year ended December 31, 2020 compared to 110.6% for 2019.
During the year ended December 31, 2020, the net loss and LAE ratio decreased by 81.6 points compared to 2019 due to the following factors:
•    Impact of favorable prior year loss development which was $15.2 million or 26.2 points during 2020, compared to adverse prior year development of $113.7 million or 31.3 points during 2019 which was incurred as follows:
•The favorable development of $15.2 million in 2020 was due to favorable development of $39.0 million in Workers Compensation and favorable development of $12.9 million in Other lines, partly offset by adverse development of $17.7 million in Commercial Auto Liability and adverse development of $18.3 million in General Liability; and
•The adverse development of $113.7 million in 2019 was due to Commercial Auto Liability of $118.5 million and General Liability of $116.7 million in accident years 2014 to 2018, partly offset by favorable development in Workers Compensation of $113.0 million in accident years 2016 to 2018.
•    Partial Termination Amendment caused significant changes in the mix of business earned in 2020 compared to 2019. These changes resulted in a current year loss ratio which decreased relative to the same period in 2019 for the remaining in-force business.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $119.5 million, or 85.5%, for the year ended December 31, 2020 compared the same period in 2019 due to significantly lower earned premiums as a result of the terminations of both quota share agreements with AmTrust effective as of January 1, 2019. The commission and other acquisition expense ratio decreased to 34.9% for the year ended December 31, 2020 compared to 38.4% in 2019.
General and Administrative Expenses - General and administrative expenses decreased by $0.3 million or 11.8% for the year ended December 31, 2020 compared to 2019. The general and administrative expense ratio increased to 4.4% for the year ended December 31, 2020 compared to 0.8% in 2019 as a result of much lower earned premiums due to the termination of both quota share agreements with AmTrust as of January 1, 2019. The overall expense ratio (including commission and other acquisition expenses) increased to 39.3% for the year ended December 31, 2020 compared to 39.2% in 2019 primarily due to relatively stable administrative segment expenses combined with significantly lower earned premiums discussed above.

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
As of December 31, 2020, the Company had investable assets of $2.3 billion compared to $2.8 billion as of December 31, 2019. Investable assets are the combined total of our investments (excluding equity method investments), cash and cash equivalents (including restricted), loan to a related party and funds withheld receivable. The decrease in our investable assets is primarily the result of negative operating cash flows during 2020, particularly as a result of our cessation of active reinsurance underwriting, including certain contract terminations that occurred in 2019 that required the disbursement of cash and investments to settle claim payments in 2020.
As discussed previously in the "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - General Overview - Recent Developments" section, the most significant of these transactions are:
•the Partial Termination Amendment with AII became effective January 1, 2019 and we transferred cash and investments totaling $436.8 million to AII for the return of unearned premium, net of applicable ceding commissions;
•the agreement between Maiden Reinsurance and AmTrust to terminate on a run-off basis (i) the remaining business under the AmTrust Quota Share with AII; and (ii) the European Hospital Liability Quota Share with AEL and AIU DAC. Both terminations were effective January 1, 2019;
•the Commutation and Release Agreement became effective July 31, 2019. On August 12, 2019, as part of this agreement, we transferred cash and investments of $312.8 million to AII which was the sum of the net ceded reserves of $330.7 million with respect to the Commuted Business as of December 31, 2018 less payments in the amount of $17.9 million made by Maiden Reinsurance with respect to the Commuted Business from January 1, 2019 through July 31, 2019. Maiden Reinsurance paid AII approximately $6.3 million in interest related to the Commutation Payment premium, calculated at the rate of 3.30% per annum from January 1, 2019 through August 12, 2019; and
•the LPT/ADC Agreement, which was dated as of July 31, 2019. Under this agreement, Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2.2 billion retention up to $600.0 million, in exchange for a retrocession premium of $445.0 million which we fully paid in cash and transferred to Cavello on August 12, 2019. Maiden Reinsurance paid Cavello approximately $7.3 million in interest related to the LPT/ADC Agreement premium, calculated at the rate of 2.64% per annum from January 1, 2019 through August 12, 2019.
As previously indicated, Maiden Reinsurance re-domesticated from Bermuda to Vermont on March 16, 2020. We continue to be actively engaged with the Vermont DFR regarding the formulation of Maiden Reinsurance's longer term business plan, including its investment policy, changes to which require prior regulatory approval as stipulated by Vermont law or the Vermont DFR for any active underwriting, capital management or other strategic initiatives. Maiden Reinsurance has received all necessary approvals required to date by the Vermont DFR, including its investment policy, which includes: 1) the expansion of approved asset classes for investment reflecting not only Maiden Reinsurance’s solvency position but the material reduction in required capital necessary to operate its business (discussed further in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity & Capital Resources – Cash and Investments); and 2) the purchase of affiliated securities as demonstrated in the 2020 Tender Offer. The Investment Policy, as approved, maintains our established investment management and governance practices.
Maiden Reinsurance is regulated by the Vermont DFR and is the principal operating subsidiary of Maiden Holdings. At December 31, 2020, Maiden Reinsurance had statutory capital and surplus of $972.4 million, exceeding the amounts required to be maintained of $147.0 million at December 31, 2020. Under its license as an affiliated reinsurer under the captive licensing laws in the State of Vermont, Maiden Reinsurance requires the approval of the Vermont DFR for the payment of any dividends. Prior to its re-domestication to Vermont, Maiden Reinsurance was prohibited from declaring and paying any dividends by the Bermuda Monetary Authority. During the years ended December 31, 2020 and 2019, Maiden Reinsurance did not pay any dividends to Maiden Holdings and Maiden NA.
Maiden Holdings has two Swedish domiciled operating subsidiaries, Maiden LF and Maiden GF, which are both regulated by the Swedish FSA. At December 31, 2020, Maiden LF and Maiden GF each had a statutory capital and surplus of $10.6 million and $10.7 million, respectively, exceeding the amounts required to be maintained of $5.2 million and $6.9 million, respectively, at December 31, 2020. Maiden LF and Maiden GF are subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF and Maiden GF to Maiden Holdings. At December 31, 2020, Maiden LF and Maiden GF are allowed to pay dividends or distributions not exceeding $0.5 million and $0.3 million, respectively. During the years ended December 31, 2020 and 2019, Maiden LF and Maiden GF did not pay any dividends to Maiden Holdings.
Maiden Holdings’ wholly owned U.K. subsidiary, Maiden Global, operates as a reinsurance services and holding company. Maiden Global is subject to regulation by the U.K. Financial Conduct Authority (the "FCA"). At December 31, 2020, Maiden Global is allowed to pay dividends or distributions not exceeding $4.8 million. During 2020 and 2019, Maiden Global paid dividends to Maiden Holdings of $0.0 million and $5.1 million, respectively.

We may experience continued volatility in our results of operations which could negatively impact our financial condition and create a reduction in the amount of available distribution or dividend capacity from our regulated reinsurance subsidiaries, which would also reduce liquidity. Further, we and our insurance subsidiaries may need additional capital to maintain compliance with regulatory capital requirements and/or be required to post additional collateral under existing reinsurance arrangements, which could reduce our liquidity. Finally, while we have had limited impacts from the effects of COVID-19 on our financial condition to date, the Company's investment portfolio could be adversely impacted by unfavorable market conditions caused by the pandemic should it continue longer than anticipated.
Operating, investing and financing cash flows
Our sources of funds historically have consisted of premium receipts net of commissions and brokerage, investment income, net proceeds from capital raising activities, and proceeds from sales, maturities, pay downs and redemption of investments. Cash is currently used primarily to pay loss and LAE, ceded reinsurance premium, general and administrative expenses, and interest expense, with the remainder of cash in excess of our operating requirements made available to our investment managers for investment in accordance with our investment policy, as well as for capital management such as repurchasing our shares.
Our business has undergone significant changes since 2018. As previously noted, the Strategic Review resulted in a series of transactions that have materially reduced our balance sheet risk and transformed our operations. As a result of the transactions entered into from the Strategic Review, we are not engaged in any active underwriting of reinsurance business thus our net premiums written will continue to be materially lower and investment income will become a significantly larger portion of our total revenues. This has caused significant negative operating cash flows as we run off the AmTrust Reinsurance reserves as shown in the table below.
As noted in our Business Strategy, in November 2020, we formed Genesis Legacy Solutions (“GLS”) which will specialize in providing a full range of legacy services to small insurance entities, We believe the formation of GLS is highly complementary to our overall longer-term strategy and will not only enhance our profitability through both fee income and effective claims management services, but it will also increase our asset base through the addition of blocks of reserves or companies that can be successfully wound down. While the development of the GLS platform over time should further enhance our ability to pursue the asset and capital management pillars of our business strategy, we still expect the trend of negative overall cash flows to continue to reduce our asset base going forward into 2021 and beyond.
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
At December 31, 2020 and 2019, unrestricted cash and cash equivalents and unrestricted fixed maturity investments were $269.2 million and $435.0 million, respectively. The decrease in these balances during 2020 was partly the result of the $30.1 million utilized for the 2020 Tender Offer and $36.8 million utilized for Other Investments, as described further in the discussion on investing and financing cash flows below. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next twelve months. The table below summarizes our operating, investing and financing cash flows for the years ended December 31, 2020 and 2019:

For the Year Ended December 31,	2020	2019
	($ in thousands)
Operating activities	$(541,775)	$(1,142,601)
Investing activities	596,044	913,177
Financing activities	(30,130)	(18)
Effect of exchange rate changes on foreign currency cash	4,409	(382)
Total increase (decrease) in cash, restricted cash and cash equivalents	$28,548	$(229,824)
Cash Flows from Operating Activities
Cash flows used in operating activities for the year ended December 31, 2020 were $541.8 million compared to cash flows used in operating activities of $1.1 billion for the year ended December 31, 2019, a decrease of $600.8 million. Cash flows used in discontinued operations were $0.0 million for the year ended December 31, 2020 compared to $2.4 million in the year ended December 31, 2019.
Cash flows used in continuing operating activities for the year ended December 31, 2020 were $541.8 million compared to cash flows used in continuing operations of $1.1 billion for the year ended December 31, 2019. The operating cash flows used in continuing operations for the years ended December 31, 2020 and 2019 were primarily the result of the termination of the AmTrust Quota Share including both the Partial Termination Amendment and the Commutation and Release Agreement, and the termination of the European Hospital Liability Quota Share, which significantly decreased gross premiums written during the respective periods while claim payments have been principally from the run-off of existing reserves for loss and LAE.

Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from sales and maturities of investments less payments for investments acquired. Net cash provided by investing activities was $596.0 million for the year ended December 31, 2020 compared to $913.2 million for 2019 primarily due to proceeds from the sale of fixed maturity investments which were made to settle claim payments during the year ended December 31, 2020 and partly offset by recent purchases of other investments as the Company pursues alternative sources of investment income. Net cash flows for 2019 were higher primarily due to considerable sales of fixed maturity investments which were made to settle the Commutation Payment of $312.8 million and retrocession premium of $445.0 million under the LPT/ADC Agreement in the third quarter of 2019.
Cash flows used in discontinued operations was $0.0 million for the year ended December 31, 2020 compared to cash flows used in discontinued operations of $6.1 million during 2019. Cash flows provided by continuing operations was $596.0 million for the year ended December 31, 2020 compared to cash flows provided by continuing operations of $919.3 million during 2019. For the year ended December 31, 2020, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $666.3 million compared to an inflow of $924.0 million during 2019.
Cash Flows from Financing Activities
Cash flows used in financing activities were $30.1 million for the year ended December 31, 2020 which is primarily due to the repurchase of the Company's preference shares. On December 24, 2020, the Company paid $30.1 million for a specified number of its Preference Shares pursuant to the 2020 Tender Offer as part of its recent capital management strategy. The aggregate total consideration paid by the Company for the preference shares accepted for purchase was $29.7 million excluding fees. This compared to cash flows used in financing activities of $18.0 thousand in 2019 which represented repurchases of common shares to settle employee withholding in respect of tax obligations on the vesting of restricted shares and performance based shares. No dividends on common or preference shares were paid during 2020 and 2019. Our Board of Directors have not declared any common or preference share dividends since the fourth quarter of 2018.
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
At December 31, 2020 and 2019, restricted cash and cash equivalents and fixed maturity investments used as collateral were $1.1 billion and $1.5 billion, respectively. This collateral represented 80.0% and 77.6% of the fair value of our total fixed maturity investments and cash, restricted cash and cash equivalents at December 31, 2020 and 2019, respectively. The following table provides additional information on those assets used as collateral at December 31, 2020 and 2019:

December 31,	2020			2019
($ in thousands)	Restricted Cash & Equivalents	Fixed Maturities	Total	Restricted Cash & Equivalents	Fixed Maturities	Total
Diversified Reinsurance	$22,064	$65,355	$87,419	$22,905	$67,709	$90,614
AmTrust Reinsurance	39,722	952,914	992,636	36,176	1,380,963	1,417,139
Total	$61,786	$1,018,269	$1,080,055	$59,081	$1,448,672	$1,507,753
As a % of Consolidated Balance Sheet captions	100.0%	83.9%	84.7%	100.0%	78.9%	79.6%
Maiden Reinsurance loaned funds of $168.0 million to AmTrust at December 31, 2020 and 2019, respectively, to partially satisfy its collateral requirements with AII. Advances under the loan are secured by promissory notes and the loan is carried at cost. On January 30, 2019, in connection with the termination of the AmTrust Quota Share reinsurance agreements, the Company and AmTrust amended the Loan Agreement between Maiden Reinsurance, AmTrust and AII, originally entered into on November 16, 2007, to extend the maturity date to January 1, 2025 and the parties acknowledged that due to the termination of the AmTrust Quota Share, no further loans or advances may be made pursuant to the Loan Agreement.
On January 11, 2019, a portion of the existing trust accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred cash and investments of $575.0 million to AmTrust as a funds withheld receivable which bears an annual interest rate of 3.5%, subject to annual adjustment. The annual interest rate was adjusted to 2.65% during the first quarter of 2020. Also, Maiden Reinsurance transferred cash of €45.1 million ($51.2 million) to AIU DAC as a funds withheld receivable as collateral for the European Hospital Liability Quota Share. Effective January 24, 2019, AIU DAC pays Maiden Reinsurance a fixed annual interest rate of 0.5% on the average daily funds withheld balance which is subject to annual adjustment.
Collateral arrangements with ceding insurers may subject our assets to security interests or require that a portion of our assets be pledged to, or otherwise held by, third parties. Although the investment income derived from these assets, while held in trust, accrues to our benefit, the investment of these assets is governed by the terms of the letter of credit facilities or the investment regulations of the state or territory of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to the Company under U.S. law in the State of Vermont. The restrictions may result in lower investment yields on these assets, which may adversely affect our profitability.
We do not anticipate that the restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies or from assets committed in trust accounts or those assets used to collateralize letter of credit facilities will have a material impact on our ability to carry out our normal business activities.
Cash and Investments
The investment of our funds has generally been designed to ensure safety of principal while generating current income. Accordingly, the majority of our funds have been invested in liquid, investment-grade fixed income securities which are all designated as AFS at December 31, 2020. As of of December 31, 2020 and 2019, our cash and investments consisted of:

At December 31,	2020	2019
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$1,213,411	$1,835,518
Equity method investments	39,886	—
Other investments	67,010	31,748
Total investments	1,320,307	1,867,266
Cash and cash equivalents	74,040	48,197
Restricted cash and cash equivalents	61,786	59,081
Total Investments and Cash (including cash equivalents)	$1,456,133	$1,974,544
In addition to the discussion on Cash and Cash Equivalents and Fixed Maturities that follows herein, please see "Notes to Consolidated Financial Statements - Note 4 — Investments" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further discussion on our AFS securities.
As our insurance liabilities continue to run-off and the required capital to operate our business for regulatory purposes decreases, we have modified Maiden Reinsurance’s investment policy (which has been approved by the Vermont DFR as noted) and have expanded the range of asset classes we invest in to enhance the income and returns our investment portfolio produces. We categorize these investments as "Other Investments" and "Equity Method Investments" on our consolidated balance sheets as discussed in "Note 2 — Significant Accounting Policies" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. During 2020, under this revised investment policy, we increased the amount of investments in these categories, and in 2021 and beyond, we expect to continue to increase the amounts invested therein. Under our investment policy, investments included in these categories could include, but are not limited to, privately held investments, private equity, credit funds, fixed-income funds, hedge funds, equity funds, real estate and other non-fixed-income investments.
Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, foreign exchange risk, liquidity risk and credit and default risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. An increase in interest rates could result in significant losses, realized or unrealized, in the value of our investment portfolio. A portion of portfolio consists of alternative investments that subject us to restrictions on redemption, which may limit our ability to withdraw funds for some period of time after the initial investment. The values of, and returns on, such investments may also be more volatile.
We believe our other investments and equity method investments portfolio provides diversification against our fixed-income investments and an opportunity for improved risk-adjusted return, however, the returns of these investments may be more volatile and we may experience significant unrealized gains or losses in a particular quarter or year.
We may utilize and pay fees to various companies to provide investment advisory and/or management services related to these investments. These fees, which would be predominantly based upon the amount of assets under management, would be included in net investment income.
The substantial majority of our current and future investments are held by Maiden Reinsurance, whose investment policy has been approved by the Vermont DFR. We may utilize a portion of Maiden Reinsurance's unrestricted assets to purchase affiliated securities and in 2020 we utilized $30.1 million in conjunction with the 2020 Tender Offer. Maiden Reinsurance has received all necessary approvals for its investment policy.
Cash & Cash Equivalents
At December 31, 2020, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.

Fixed Maturity Investments
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (both restricted and unrestricted) are as follows:

December 31, 2020	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS Fixed maturities	($ in thousands)
U.S. treasury bonds	$94,468	$34	$—	$94,502	0.1%	1.4
U.S. agency bonds – mortgage-backed	272,124	9,439	(126)	281,437	2.5%	1.9
Non-U.S. government/supranational bonds	8,641	1,067	—	9,708	1.1%	6.2
Asset-backed securities	184,227	1,611	(406)	185,432	2.2%	0.7
Corporate bonds	604,463	40,904	(3,035)	642,332	2.3%	3.1
Total fixed maturities	1,163,923	53,055	(3,567)	1,213,411	2.2%	2.3
Cash and cash equivalents	135,826	—	—	135,826	0.1%	0.0
Total	$1,299,749	$53,055	$(3,567)	$1,349,237	2.0%	2.1

December 31, 2019	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$94,921	$704	$—	$95,625	2.5%	0.7
U.S. agency bonds – mortgage-backed	533,296	6,717	(1,291)	538,722	2.9%	4.1
Non-U.S. government/supranational bonds	11,796	294	(91)	11,999	1.2%	4.6
Asset-backed securities	187,881	821	(532)	188,170	3.8%	0.9
Corporate bonds	981,441	31,140	(15,725)	996,856	2.9%	3.4
Municipal bonds	4,091	55	—	4,146	4.6%	1.4
Total AFS fixed maturities	1,813,426	39,731	(17,639)	1,835,518	3.0%	3.2
Cash and cash equivalents	107,278	—	—	107,278	0.6%	0.0
Total	$1,920,704	$39,731	$(17,639)	$1,942,796	2.8%	3.0
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the year ended December 31, 2020, the yield on the 10-year U.S. Treasury bond decreased by 99 basis points to 0.93%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed income securities in our portfolio. The U.S. Treasury yield curve experienced a material downward shift during the year ended December 31, 2020, reflecting significant global financial and economic volatility from the COVID-19 pandemic which spread during much of 2020. The global nature of the pandemic resulted in an abrupt downturn in economic activity both globally and within the U.S., and financial markets experienced unprecedented volatility during this period. The U.S. Federal Reserve, along with central bankers globally, have implemented multiple rounds of rapid and aggressive monetary measures to provide liquidity to financial markets and to relieve imbalances that rapidly formed in those markets in the face of the pandemic and its economic and financial impacts. Government policymakers in the U.S. and globally have additionally implemented an ongoing series of unprecedented fiscal policy measures to provide immediate and near-term economic relief to affected populations. These policymakers have signaled an expectation to continue these policy measures for the foreseeable future into 2021.
The movement in the market values of our fixed maturity portfolio during the year ended December 31, 2020 generated net unrealized gains of $27.4 million, despite the ongoing COVID-19 pandemic which has initially caused widening credit spreads, a surging demand for liquidity and a slowdown to global economic activity. Due in large part to the ongoing uncertainty caused by the COVID-19 pandemic in global financial markets during the year ended December 31, 2020, our investment portfolio experienced significant fluctuation in unrealized gains and losses (largely due to rapidly fluctuating credit spreads on fixed income investments), increased volatility, heightened credit risk, and declines in average yields on our fixed income investments. Our investment portfolios may be adversely impacted by unfavorable market conditions caused by the COVID-19 pandemic, which could cause continued volatility in our results of operations and negatively impact our financial condition.
Interest rate risk is the price sensitivity of a security to changes in interest rates. Credit spread risk is the price sensitivity of a security to changes in credit spreads. As noted, the fair value of our fixed maturity investments will fluctuate with changes in interest rates and credit spreads. We attempt to maintain adequate liquidity in our fixed maturity investments portfolio with a strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and contract liabilities. We also monitor the duration and structure of our investment portfolio as discussed below. As of

December 31, 2020, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $28.4 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above.
To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At December 31, 2020 and 2019, these respective durations in years were as follows:

December 31,	2020	2019
Fixed maturities and cash and cash equivalents	2.1	3.0
Reserve for loss and LAE(1)	3.9	4.2
(1) The duration regarding our reserve for loss and LAE at December 31, 2020 and 2019 is gross of LPT/ADC Agreement reserves. On a net basis, the duration of our reserve for loss and LAE is 0.9 years at December 31, 2020 (2019 - 1.7 years).
During the year ended December 31, 2020, the weighted average duration of our fixed maturity investment portfolio decreased by 0.9 years to 2.1 years while the duration for reserve for loss and LAE decreased by 0.3 years to 3.9 years. The differential in duration between these assets and liabilities may fluctuate over time and, in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our Agency MBS and commercial mortgage-backed securities. At December 31, 2020, the duration of our fixed maturity investment portfolio decreased compared to December 31, 2019 due to continued sales of fixed maturity investments primarily made to settle claim payments with AmTrust. The duration of our loss reserves net of the LPT/ADC Agreement was in line with the duration of our fixed maturity investment portfolio at December 31, 2020.
At December 31, 2020, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed ("Agency MBS"). Additional details on the Agency MBS holdings at December 31, 2020 and 2019 were as follows:

December 31,	2020		2019
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
GNMA – fixed rate	$17,385	6.2%	$33,079	6.1%
GNMA - variable rate	5,409	1.9%	7,075	1.3%
FNMA – fixed rate	119,910	42.6%	241,905	44.9%
FHLMC – fixed rate	138,733	49.3%	256,663	47.7%
Total U.S. agency bonds - mortgage-backed securities	$281,437	100.0%	$538,722	100.0%
Agency MBS bonds comprises 23.2% of our fixed maturity investments at December 31, 2020. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn.
At December 31, 2020 and 2019, 96.1% and 99.7%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see "Part II, Item 8 - Notes to Consolidated Financial Statements Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

The security holdings by sector and financial strength rating of our corporate bond holdings at December 31, 2020 and 2019 were as follows:

	Ratings(1)
December 31, 2020	AAA, AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds
Corporate bonds					($ in thousands)
Basic Materials	—%	1.0%	1.4%	—%	$15,637	2.4%
Communications	—%	1.0%	4.6%	1.6%	46,167	7.2%
Consumer	—%	2.0%	21.7%	1.8%	164,033	25.5%
Energy	2.5%	6.3%	3.0%	2.2%	89,984	14.0%
Financial Institutions	7.2%	23.8%	13.0%	1.0%	288,649	45.0%
Industrials	—%	0.9%	1.2%	0.8%	18,494	2.9%
Technology	—%	2.4%	0.6%	—%	19,368	3.0%
Total Corporate bonds	9.7%	37.4%	45.5%	7.4%	$642,332	100.0%

	Ratings(1)
December 31, 2019	AAA, AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds
Corporate bonds					($ in thousands)
Basic Materials	—%	0.6%	1.4%	—%	$19,517	2.0%
Communications	—%	2.4%	4.0%	—%	64,159	6.4%
Consumer	0.2%	8.3%	19.6%	—%	279,940	28.1%
Energy	0.9%	6.1%	3.8%	—%	107,369	10.8%
Financial Institutions	3.1%	30.1%	10.7%	0.6%	443,983	44.5%
Industrials	—%	1.8%	3.5%	—%	53,279	5.3%
Technology	—%	1.7%	1.2%	—%	28,609	2.9%
Total Corporate bonds	4.2%	51.0%	44.2%	0.6%	$996,856	100.0%
(1)    Ratings as assigned by S&P, or equivalent

At December 31, 2020, the Company’s ten largest corporate holdings, 50.0% of which are U.S. dollar denominated, 39.0% of which are in the Consumer Sector and 48.2% of which are in the Financial Institutions sector, at fair value were as follows:

December 31, 2020	Fair Value	% of Total Fixed Income Holdings	Rating(1)
	($ in thousands)
Electricite de France, 4.625%, Due 9/11/2024	$18,522	1.5%	A-
UBS Group Funding (Jersey) Ltd, 2.65% Due 2/1/2022	17,432	1.5%	A-
Abbvie Inc., 3.80%, Due 3/15/2025	16,728	1.4%	BBB
Nordea Bank ABP, 0.875% Due 6/26/2023	13,684	1.1%	A
Anheuser-Busch INBEV NV, 2.875% Due 9/25/2024	13,560	1.1%	BBB+
Deutsche Bank AG, 1.25%, Due 9/8/2021	13,549	1.1%	BBB-
Brookfield Asset Management Inc., 4.00% Due 1/15/2025	13,381	1.1%	A-
Carlsberg Breweries A/S, 2.5%, Due 5/28/2024	13,232	1.1%	BBB
Bayer US Finance LLC, 3.375% Due 10/8/2024	13,097	1.1%	BBB+
Deutsche Bank AG (NY Branch), 3.7%, Due 5/30/2024	11,833	1.0%	BBB-
Total	$145,018	12.0%
(1)    Ratings as assigned by S&P, or equivalent

At December 31, 2020 and 2019, respectively, we hold the following non-U.S. dollar denominated securities:

December 31,	2020		2019
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated corporate bonds	$349,231	97.3%	$310,323	96.3%
Non-U.S. government and supranational bonds	9,708	2.7%	11,999	3.7%
Total non-U.S. dollar denominated securities	$358,939	100.0%	$322,322	100.0%
At December 31, 2020 and 2019, respectively, these non-U.S. securities are invested in the following currencies:

December 31,	2020		2019
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Euro	$329,447	91.8%	$272,493	84.5%
British Pound	22,861	6.4%	42,342	13.1%
Canadian Dollar	5,110	1.4%	5,364	1.7%
All other	1,521	0.4%	2,123	0.7%
Total non-U.S. dollar denominated securities	$358,939	100.0%	$322,322	100.0%
The net increase in non-U.S. dollar denominated fixed maturities is primarily due to the relative appreciation of Euro denominated corporate bonds during the year ended December 31, 2020. At December 31, 2020 and 2019, all of the Company's non-U.S. government and supranational issuers have a rating of A or higher by S&P.
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at December 31, 2020 and 2019 by ratings:

Ratings(1) at December 31,	2020		2019
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$1,277	0.4%	$481	0.2%
AA+, AA, AA-	31,102	8.9%	21,231	6.8%
A+, A, A-	165,585	47.4%	137,584	44.3%
BBB+, BBB, BBB-	137,297	39.3%	145,546	46.9%
BB+ or lower	13,970	4.0%	5,481	1.8%
Total non-U.S. dollar denominated corporate bonds	$349,231	100.0%	$310,323	100.0%
(1)     Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturity investments held in non-U.S. dollar denominated currencies at December 31, 2020 and 2019, respectively.
Other Investments and Equity Method Investments
Our investments categorized as "Other Investments" and "Equity Method Investments" include private equity and hedge funds investments, investments in limited partnerships, as well as investments in direct lending entities and investments in technology-oriented insurance related businesses known as insurtechs.
Our allocation to other investments and equity method investments increased to 7.3% of our total cash and investments as of December 31, 2020 compared to 1.6% as of December 31, 2019; and increased to 20.3% of our total shareholders' equity as of December 31, 2020 compared to 6.3% as of December 31, 2019.
For further details on these other investments, please see "Notes to Consolidated Financial Statements: Note 4(b) Other Investments" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Other Balance Sheet Changes
The following table summarizes the Company's other material balance sheet changes at December 31, 2020 and 2019:

December 31,	2020	2019	Change	Change
	($ in thousands)			%
Reinsurance recoverable on unpaid losses	$592,571	$623,422	$(30,851)	(4.9)%
Deferred commission and other acquisition expenses	51,903	77,356	(25,453)	(32.9)%
Funds withheld receivable	654,805	684,441	(29,636)	(4.3)%
Reserve for loss and LAE	1,893,299	2,439,907	(546,608)	(22.4)%
Unearned premiums	144,271	220,269	(75,998)	(34.5)%
Deferred gain on retroactive reinsurance	74,941	112,950	(38,009)	(33.7)%
Accrued expenses and other liabilities	53,002	32,444	20,558	63.4%
The Company's deferred commission and other acquisition expenses decreased by 32.9% and unearned premiums decreased by 34.5% primarily due to the Partial Termination Amendment with AmTrust on a cut-off basis and the termination of the remaining business under both quota share contracts with AmTrust which are now in run-off with no new business written beginning January 1, 2019. Funds withheld receivable decreased by 4.3% primarily due to lower funds withheld to be utilized as collateral for the European Hospital Liability Quota Share.
Accrued expenses and other liabilities increased by 63.4% as at December 31, 2020 compared to December 31, 2019 due to increases in reinsurance balances payable as a result of claims incurred under the run-off of AmTrust reinsurance contracts. The Company's reserve for loss and LAE decreased by 22.4% primarily due to the recent commutation of workers' compensation reserves during 2019 in the AmTrust Reinsurance segment.
The deferred gain on retroactive reinsurance decreased by 33.7% or $38.0 million for the year ended December 31, 2020 due to the following: 1) $14.3 million in loss and loss adjustment expenses recognized as favorable loss development in the Company’s GAAP income statement that are covered by the LPT/ADC Agreement; and 2) $23.7 million related to a reduction in estimated ultimate losses for certain workers’ compensation losses previously commuted by the Company to AmTrust which are subject to specific terms and conditions pursuant to the LPT/ADC Agreement. This impacted the reinsurance recoverable on unpaid losses which decreased by 4.9% or $30.9 million as at December 31, 2020 compared to December 31, 2019.
Capital Resources
Capital resources consist of funds deployed in support of our operations. Our total capital resources increased by $20.1 million, or 2.6% at December 31, 2020, compared to December 31, 2019 primarily due to net income attributable to common shareholders as well as unrealized gains on our investment portfolio and partially offset by the repurchase of preference shares.
The following table shows the movement in total capital resources at December 31, 2020 and 2019:

December 31,	2020	2019	Change	Change
	($ in thousands)			%
Preference shares	$394,310	$465,000	$(70,690)	(15.2)%
Common shareholders' equity	133,506	42,718	90,788	212.5%
Total Maiden shareholders' equity	527,816	507,718	20,098	4.0%
Senior Notes - principal amount	262,500	262,500	—	—%
Total capital resources	$790,316	$770,218	$20,098	2.6%
The major factors contributing to the net increase in total capital resources were primarily due to total shareholders' equity at December 31, 2020 which increased by $20.1 million, or 4.0%, compared to December 31, 2019 due to the following factors:
•net income attributable to Maiden common shareholders of $80.0 million for the year ended December 31, 2020; and
•net increase in additional paid-in capital due to share based compensation of $2.4 million; and
•net increase in additional paid-in capital of $2.4 million due to the 2020 Tender Offer; and
•net increase in AOCI of $6.0 million which arose due to: (1) an increase in net unrealized gains on investment of $27.4 million resulting from the net increase in the fair value of our investment portfolio relating to market price movements due to declining interest rates during the year ended December 31, 2020; and (2) a decrease in cumulative translation adjustments of $21.3 million due to the effect of the appreciation of the euro relative to the original currencies on our non-U.S. dollar net liabilities (excluding non-U.S. dollar denominated fixed maturities); and

Partially offset by:
•net decrease in preference share capital of $70.7 million as a result of the 2020 Tender Offer.
On February 21, 2017, the Company's Board approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the years ended December 31, 2020 and 2019, the Company did not repurchase any common shares under its share repurchase authorization as it is precluded from repurchasing its common shares due to its failure to pay dividends on its preference shares. Until such time as dividends on preference shares are paid, the Company will not be able to repurchase or pay dividends on its common shares. At December 31, 2020, the Company had a remaining authorization of $74.2 million for share repurchases.
Please refer to "Notes to Consolidated Financial Statements - Note 13 — Shareholders’ Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of the equity instruments issued by the Company at December 31, 2020 and 2019.
On October 25, 2019, the Company transferred the listing of its common shares from the NASDAQ Global Select Market to the NASDAQ Capital Market. The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Select Market and listed companies must meet certain financial requirements and comply with the NASDAQ’s corporate governance requirements. The Company’s common shares trade under the symbol “MHLD”.
On April 17, 2020, the Company received a letter from NASDAQ stating that the Company had not regained compliance during the compliance period and that the Company’s securities would be delisted from the NASDAQ Capital Market by the opening of business on April 28, 2020 unless the Company requests an appeal of NASDAQ’s determination to a Hearings Panel. On April 24, 2020, the Company filed a Hearing Request Form to appeal NADSAQ’s determination with the Hearings Panel, which stayed the de-listing until a decision is rendered subsequent to the appeal hearing. On June 2, 2020, the Company issued a press release announcing it had regained compliance with NADSAQ’s mimimum bid price and all applicable listing requirements for continued listing, therefore the appeal hearing was canceled. Accordingly, the Company's common shares continue to be listed on the NASDAQ Capital Market.
Preference Shares
Pursuant to the 2020 Tender Offer, on December 24, 2020, Maiden Reinsurance accepted for purchase (i) 545,218 shares of the Company's 8.25% Non-Cumulative Preference Shares Series A, (ii) 1,203,466 shares of the Company's 7.125% Non-Cumulative Preference Shares Series C and (iii) 1,078,911 shares of the Company's 6.7% Non-Cumulative Preference Shares Series D. The acquisition by Maiden Reinsurance of the Preference Shares pursuant to the tender offer was made in compliance with Maiden Reinsurance's investment policy previously approved by the Vermont DFR.
The principal purpose of the 2020 Tender Offer was to adjust our capital structure to reflect current operations and the amount of capital required to operate Maiden Reinsurance. The Board has not declared or paid a dividend on the Preference Shares since the fourth quarter of 2018 and there can be no assurance that it will declare and pay dividends on the Preference Shares in the future. The Preference Shares are perpetual and there is no fixed date on which we are required to redeem or otherwise repurchase them. Further, given the perpetual form of capital the Preference Shares represent, there can be no assurance that the Company or Maiden Reinsurance will make additional tender offers in the future to purchase the Preference Securities. Maiden Reinsurance used unrestricted cash on hand of $30.1 million to pay the consideration payable by it pursuant to the 2020 Tender Offer and the fees and expenses incurred by it in connection therewith.
Book value and diluted book value per common share at December 31, 2020 and 2019 were computed as follows:

December 31,	2020	2019
	($ in thousands except share and per share data)
Ending Maiden common shareholders’ equity	$133,506	$42,718
Proceeds from assumed conversion of dilutive options	10	—
Numerator for diluted book value per common share calculation	$133,516	$42,718

Common shares outstanding	84,801,161	83,148,458
Shares issued from assumed conversion of dilutive options and restricted share units	1,489,064	1,818,797
Denominator for diluted book value per common share calculation	86,290,225	84,967,255

Book value per common share	$1.57	$0.51
Diluted book value per common share	1.55	0.50

At December 31, 2020, book value per common share increased by 207.8% to $1.57 and diluted book value per common share increased by 210.0% to $1.55, compared to December 31, 2019. This was primarily due to the gain on the 2020 Tender Offer of $38.2 million which increased book value by $0.45 per common share. Book value also increased due to net income of $41.8 million and a net increase in AOCI of $6.0 million for the year ended December 31, 2020.
On March 3, 2021, the Company's Board approved the repurchase, including the repurchase by Maiden Reinsurance within its investment guidelines, of up to $100.0 million of the Company's preference shares. Please refer to "Notes to Consolidated Financial Statements - Note 17 — Subsequent Events" under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further information on our preference shares.
Senior Notes
There were no changes in the Company’s Senior Notes at December 31, 2020 compared to December 31, 2019 and the Company did not enter into any short-term borrowing arrangements during the year ended December 31, 2020. Please refer to "Notes to Consolidated Financial Statements - Note 7 — Long-Term Debt included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of the Senior Notes.
 The ratio of Debt to Total Capital Resources at December 31, 2020 and 2019 was computed as follows:

December 31,	2020	2019
	($ in thousands)
Senior notes - principal amount	$262,500	$262,500
Maiden shareholders’ equity	527,816	507,718
Total capital resources	$790,316	$770,218
Ratio of debt to total capital resources	33.2%	34.1%

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
Non-GAAP operating earnings were $47.1 million for the year ended December 31, 2020, compared to a non-GAAP operating loss of $26.5 million for the same period in 2019. The Company's non-GAAP operating results included a non-GAAP underwriting income of $3.0 million for the year ended December 31, 2020, compared to a non-GAAP underwriting loss of $70.8 million for the same period in 2019, which was primarily the result of underwriting results in the AmTrust segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) as well as claims related to the European Hospital Liability Quota Share. The significant improvement in non-GAAP underwriting losses for the year ended December 31, 2020 as compared to 2019 was augmented by other general and administrative expenses which decreased by $5.8 million and partly offset by net investment income which decreased by $43.1 million.
Non-GAAP operating earnings (loss) and Non-GAAP diluted operating earnings (loss) per share attributable to common shareholders
Non-GAAP operating earnings (loss) and Non-GAAP diluted operating earnings (loss) per share attributable to common shareholders can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Year Ended December 31,	2020	2019
	($ in thousands except per share data)
Net income (loss)	$79,957	$(131,903)
Add (subtract):
Net realized gains on investment	(24,473)	(27,860)
Total other-than-temporary impairment losses	2,468	165
Foreign exchange and other losses (gains)	8,526	(2,719)
Loss from NGHC Quota Share run-off	—	312
(Favorable) adverse prior year loss development subject to LPT/ADC Agreement	(14,304)	112,950
Loss from discontinued operations, net of income tax	—	22,541
Interest in income of equity method investments	(5,098)	—
Non-GAAP operating earnings (loss)	$47,076	$(26,514)

Diluted earnings (loss) per share attributable to common shareholders	$0.93	$(1.59)
Add (subtract):
Net realized gains on investment	(0.29)	(0.34)
Total other-than-temporary impairment losses	0.03	—
Foreign exchange and other losses (gains)	0.11	(0.03)
Loss from NGHC Quota Share run-off	—	0.01
(Favorable) adverse prior year loss development subject to LPT/ADC Agreement	(0.17)	1.36
Loss from discontinued operations, net of income tax	—	0.27
Interest in income of equity method investments	(0.06)	—
Non-GAAP diluted operating earnings (loss) per common share	$0.55	$(0.32)

Non-GAAP Operating ROACE
Non-GAAP Operating ROACE for the years ended December 31, 2020 and 2019 was computed as follows:

For the Year Ended December 31, and at December 31,	2020	2019
	($ in thousands)
Non-GAAP operating earnings (loss)	$47,076	$(26,514)
Opening adjusted common shareholders’ equity	155,668	89,275
Ending adjusted common shareholders’ equity	208,447	155,668
Average adjusted common shareholders’ equity	182,058	122,472
Non-GAAP Operating ROACE	25.9%	(21.6)%
Non-GAAP Underwriting Results and Combined Ratio
The following summarizes our non-GAAP underwriting results for the years ended December 31, 2020 and 2019:

For the Year Ended December 31,	2020	2019
	($ in thousands)
Gross premiums written	$31,389	$(528,593)
Net premiums written	$28,432	$(531,850)
Net premiums earned	$106,081	$447,762
Other insurance revenue	1,276	2,841
Non-GAAP net loss and LAE(1)	(56,103)	(339,879)
Commission and other acquisition expenses	(38,796)	(169,760)
General and administrative expenses	(9,488)	(11,767)
Non-GAAP underwriting income (loss)(1)	$2,970	$(70,803)

Ratios:
Non-GAAP net loss and LAE ratio(1)	52.3%	75.4%
Commission and other acquisition expense ratio	36.1%	37.6%
General and administrative expense ratio	36.4%	10.5%
Expense ratio	72.5%	48.1%
Non-GAAP combined ratio(1)	124.8%	123.5%
(1) Non-GAAP underwriting income (loss), non-GAAP net loss and LAE, non-GAAP net loss and LAE ratio, and non-GAAP combined ratio for the years ended December 31, 2020 and 2019 include the impact of prior year reserve development subject to the LPT/ADC Agreement in the respective periods. Please see the "Key Financial Measures" section for definitions of non-GAAP underwriting income (loss), non-GAAP net loss and LAE, non-GAAP net loss and LAE ratio, and non-GAAP combined ratio.
The non-GAAP underwriting results as well as the non-GAAP loss and LAE and ratios and non-GAAP combined ratios include the impact of prior year loss reserve development related to the AmTrust Quota Share which is fully recoverable from Cavello and subject the LPT/ADC Agreement to show the ultimate economic benefit to the Company.
As shown in the table above, adjusted for the impact of favorable prior year reserve development subject to the LPT/ADC of $14.3 million during the year ended December 31, 2020, the non-GAAP underwriting income was $3.0 million. This compared to a non-GAAP underwriting loss of $70.8 million for the same period in 2019 when adjusted for the impact of adverse prior year reserve development subject to the LPT/ADC Agreement of $113.0 million during the year ended December 31, 2019.
The non-GAAP underwriting results in all respective periods were primarily the result of underwriting results in the AmTrust segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) as well as claims related to the European Hospital Liability Quota Share. Underwriting results in the Diversified segment during the years ended December 31, 2020 and 2019, respectively, were relatively stable.

The non-GAAP combined ratio during the year ended December 31, 2020 was 124.8% compared to 123.5% during 2019.

For the Year Ended December 31,	2020	2019
Combined ratio	111.4%	148.6%
Less: change in unamortized deferred gain on retroactive reinsurance	(13.4)%	25.1%
Non-GAAP combined ratio	124.8%	123.5%
Non-GAAP Net Loss and LAE
As noted previously, adjusted for the impact of favorable prior year loss development on AmTrust reserves subject to the LPT/ADC Agreement, the non-GAAP net loss and LAE for the year ended December 31, 2020 increased by $14.3 million as this development is ultimately recoverable from Cavello. In comparison, adjusted for the impact of adverse prior year loss development on AmTrust reserves subject to the LPT/ADC Agreement during the year ended December 31, 2019, the non-GAAP net loss and LAE decreased by $113.0 million as these reserves are ultimately recoverable from Cavello.

These adjustments have been reflected in the calculation of non-GAAP Loss and LAE as shown in the table below:

For the Year Ended December 31,	2020	2019
	($ in thousands)
Net loss and loss adjustment expenses	$41,799	$452,829
Less: impact of (favorable) adverse PPD subject to LPT/ADC Agreement	(14,304)	112,950
Non-GAAP net loss and loss adjustment expenses	$56,103	$339,879
Adjusted for the impact of favorable prior year loss development on AmTrust reserves subject to the LPT/ADC Agreement of $14.3 million during the year ended December 31, 2020, non-GAAP net loss and LAE was $56.1 million. Adjusted for the impact of adverse prior year loss development on AmTrust reserves subject to the LPT/ADC Agreement of $113.0 million during the year ended December 31, 2019, non-GAAP net loss and LAE was $339.9 million. The non-GAAP net loss and LAE ratio was 52.3% for the year ended December 31, 2020 compared to 75.4% for the same period in 2019.
Adjusted Shareholders' Equity, Adjusted Total Capital Resources, Adjusted Book Value per Common Share and Ratio of Debt to Total Adjusted Capital Resources
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at December 31, 2020 and 2019 reflects the addition of the unamortized deferred gain on retroactive reinsurance to the GAAP shareholders' equity as depicted in the computations below. The unamortized deferred gain of $74.9 million at December 31, 2020 and $113.0 million at December 31, 2019 arises from the LPT/ADC Agreement with Cavello relating to losses subject to that agreement which are fully recoverable from Cavello.
The change in the unamortized deferred gain on retroactive reinsurance of $38.0 million for the year ended December 31, 2020 is attributable to the following: (1) $14.3 million in loss and loss adjustment expenses recognized as favorable loss development in the Company's GAAP income statement subject to the LPT/ADC Agreement; and (2) $23.7 million related to a reduction in estimated ultimate losses for certain workers' compensation reserves previously commuted by the Company to AmTrust which are subject to specific terms and conditions pursuant to the LPT/ADC Agreement. We believe the inclusion of the unamortized deferred gain in these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve the Company's shareholders' equity over the settlement period under the terms of the agreement.
Reconciliation of shareholders' equity to Adjusted shareholders' equity and Adjusted Total Capital Resources
The following table computes adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain on retroactive reinsurance at December 31, 2020 and 2019:

December 31,	2020	2019	Change	Change
	($ in thousands)			%
Preference shares	$394,310	$465,000	$(70,690)	(15.2)%
Common shareholders' equity	133,506	42,718	90,788	212.5%
Total shareholders' equity	527,816	507,718	20,098	4.0%
Unamortized deferred gain on retroactive reinsurance	74,941	112,950	(38,009)	(33.7)%
Adjusted shareholders' equity	602,757	620,668	(17,911)	(2.9)%
Senior Notes - principal amount	262,500	262,500	—	—%
Adjusted total capital resources	$865,257	$883,168	$(17,911)	(2.0)%

Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The adjusted book value per common share as reconciled for the recognition of the unamortized deferred gain on retroactive reinsurance at December 31, 2020 and 2019 was computed as follows:

December 31,	2020	2019
Book value per common share	$1.57	$0.51
Unamortized deferred gain on retroactive reinsurance	0.89	1.36
Adjusted book value per common share	$2.46	$1.87
Ratio of Debt to Adjusted Total Capital Resources

 Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at December 31, 2020 and 2019 was computed as follows:

December 31,	2020	2019
	($ in thousands)
Senior notes - principal amount	$262,500	$262,500
Adjusted shareholders’ equity	602,757	620,668
Adjusted total capital resources	$865,257	$883,168
Ratio of debt to adjusted total capital resources	30.3%	29.7%

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely effected. At December 31, 2020, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at quarterly average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange losses were $8.1 million during the year ended December 31, 2020 compared to net foreign exchange losses of $1.7 million during the year ended December 31, 2019.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Report, our management has performed an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2020. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, at December 31, 2020, our Company’s disclosure controls and procedures were effective.
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
In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management, including our Principal Executive Officer and Principal Financial Officer, have concluded that our internal control over financial reporting is effective as of December 31, 2020 based on those criteria.
The Company's independent auditors have issued an audit opinion on the Company's internal control over financial reporting as of December 31, 2020. This report appears below in the Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f), during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Maiden Holdings, Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited Maiden Holdings, Ltd.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Maiden Holdings, Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended, and the related notes and our report dated March 15, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP

New York, NY
March 15, 2021

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement for our Annual Meeting of Shareholders to be held on May 6, 2021 (the "Proxy Statement") captioned "Election of Directors", "Executive Officers", "Audit Committee", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Nominating and Corporate Governance Committee".
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned "Compensation Discussion and Analysis", "Director Compensation for 2020", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report".
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
Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda on March 15, 2021.

MAIDEN HOLDINGS, LTD.
By:
/s/ Lawrence F. Metz
Name: Lawrence F. Metz Title: President and Co-Chief Executive Officer

/s/ Patrick J. Haveron
Name: Patrick J. Haveron Title: Co-Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lawrence F. Metz	President and Co-Chief Executive Officer	March 15, 2021
Lawrence F. Metz	(Principal Executive Officer)
/s/ Patrick J. Haveron	Co-Chief Executive Officer and Chief Financial Officer	March 15, 2021
Patrick J. Haveron	(Principal Financial Officer)
/s/ Barry D. Zyskind	Chairman	March 15, 2021
Barry D. Zyskind
/s/ Raymond M. Neff	Director	March 15, 2021
Raymond M. Neff
/s/ Simcha G. Lyons	Director	March 15, 2021
Simcha G. Lyons
/s/ Yehuda L. Neuberger	Director	March 15, 2021
Yehuda L. Neuberger
/s/ Steven H. Nigro	Director	March 15, 2021
Steven H. Nigro
/s/ Holly L. Blanchard	Director	March 15, 2021
Holly L. Blanchard
/s/ Keith A. Thomas	Director	March 15, 2021
Keith A. Thomas
/s/ Paul S. Giordano	Director	March 15, 2021
Paul S. Giordano
/s/ Claude LeBlanc	Director	March 15, 2021
Claude LeBlanc

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Memorandum of Association (as amended)	(1)
3.2	Bye-Laws	(2)
4.1	Form of Common Share Certificate	(3)
4.2	Registration Rights Agreement by and between Maiden Holdings, Ltd. and Friedman, Billings, Ramsey & Co., Inc., dated as of July 3, 2007	(3)
4.3	Form of Indenture for Debt Securities by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(4)
4.4	Certificate of Designations of 8.25% Non-Cumulative Preference Shares, Series A, adopted on August 7, 2012	(5)
4.5	Form of stock certificate evidencing 8.25% Series A Preference Share (included in Exhibit 4.4)	(5)
4.6	Third Supplemental Indenture, dated November 25, 2013, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(6)
4.7	Form of 7.75% Notes due 2043 (included in Exhibit 4.6)	(6)
4.8	Certificate of Designations of 7.125% Non-Cumulative Preference Shares, Series C, adopted on November 4, 2015	(7)
4.9	Form of stock certificate evidencing 7.125% Non-Cumulative Preference Shares, Series C (included in Exhibit 4.8)	(7)
4.10	Form of Indenture for Debt Securities by and between Maiden Holdings, Ltd., and Wilmington Trust National Association, as trustee	(8)
4.11	First Supplemental Indenture, dated as of June 14, 2016, by and between Maiden Holdings, Ltd., as guarantor, and Wilmington Trust National Association, as trustee	(8)
4.12	Certificate of Designations of 6.700% Non-Cumulative Preference Shares, Series D, adopted on May 2, 2017	(9)
4.13	Form of stock certificate evidencing 6.700% Non-Cumulative Preference Shares, Series D (included in Exhibit 4.12)	(9)
4.14	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	(11)
10.1*	2019 Omnibus Incentive Plan as of December 10, 2019	(10)
10.2*	Form of Share Option Agreement under 2019 Omnibus Incentive Plan	(11)
10.3*	Form of Restricted Share under 2019 Omnibus Incentive Plan	(11)
10.4*	Form of Employment Agreement by and between Maiden and Patrick J. Haveron and Lawrence F. Metz, dated as of November 1, 2011	(12)
10.5	Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of July 3, 2007	(3)
10.6	Amendment No. 1 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of September 17, 2007	(3)
10.7	Amendment No. 2 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of January 30, 2019	(13)
10.8	Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. and dated as of June 1, 2008	(14)
10.9	Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of November 16, 2007	(15)
10.10	Amendment No. 1 to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of February 15, 2008	(15)
10.11	Amendment No. 2 to the Loan Agreement by and between Maiden Reinsurance Ltd. and AmTrust Financial Services, Inc., dated as of December 18, 2017	†

10.12	2019 Amendment to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd., dated as of January 30, 2019.	(13)
10.13	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Reinsurance Ltd. dated as of January 1, 2018	†
10.14	Novation Agreement between AII Insurance Management Limited, AmTrust Financial Services, Inc and Maiden Reinsurance Ltd. dated as of September 9, 2020	†
10.15	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Life Forsakrings, AB dated as of January 1, 2018	†
10.16	Novation Agreement between AII Insurance Management Limited, AmTrust Financial Services, Inc. and Maiden Life Forsakrings, AB dated as of September 9, 2020	†
10.17	Asset Management Agreement by and between AII Insurance Management Limited and Maiden General Forsakrings, AB dated as of January 1, 2018	†
10.18	Novation Agreement between AII Insurance Management Limited, AmTrust Financial Services, Inc. and Maiden General Forsakrings, AB dated as of September 9, 2020	†
10.19	Reinsurance Brokerage Agreement by and between Maiden Insurance Company Ltd. and AII Reinsurance Broker Ltd., dated as of July 3, 2007	(3)
10.20	Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of July 26, 2011	(16)
10.21	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of March 7, 2013	(17)
10.22	Endorsement No. 3 to the Amended and Restated Quota Share Agreement between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. dated as of September 30, 2015	(18)
10.23	Endorsement No 4. to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated as of August 8, 2018	(19)
10.24	Endorsement No. 5 to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated as of November 6, 2018.	(20)
10.25	Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of April 1, 2011	(16)
10.26	Endorsement No. 1 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 26, 2011	(16)
10.27	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of August 7, 2012	(21)
10.28	Endorsement No. 3 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated as of March 1, 2015	(22)
10.29	Endorsement No. 4 to the Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 1, 2016	(23)
10.30	Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company, dated as March 1, 2010	(24)
10.31	Addendum No. 1 to Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company and others, dated as October 1, 2012	(17)
10.32	Termination of Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company and others, dated as August 1, 2013	(25)

10.33	Commutation and Release Agreement between Maiden Reinsurance Ltd. and Integon National Insurance Company dated November 1, 2019	(26)
10.34	Form of Indemnification Agreement between Maiden Holdings, Ltd. and its officers and directors	†
10.35	Partial Termination Endorsement to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated January 1, 2019	(27)
10.36	Termination Endorsement to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated January 30, 2019	(13)
10.37	Termination Endorsement to the Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC dated January 30, 2019	(13)
10.38	Master Agreement by and among Maiden Holdings, Ltd., Maiden Reinsurance Ltd. and Enstar Group Limited dated as of March 1, 2019	(28)
10.39	Adverse Development Cover Agreement by and between Maiden Reinsurance Ltd. and Cavello Bay Reinsurance Limited, dated July 31, 2019	(29)
10.40	Commutation Agreement and Release between Maiden Reinsurance Ltd. and AmTrust International Insurance, dated July 31, 2019	(29)
10.41	Master Collateral Agreement between Maiden Reinsurance Ltd., Cavello Bay Reinsurance Limited, AmTrust Financial Services, Inc., AmTrust International Insurance, Ltd. and Technology Insurance Company, Inc., dated July 31, 2019	(29)
10.42	Post-Termination Endorsement No. 1 between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. to the Amended and Restated Quota Share Reinsurance Agreement, dated July 31, 2019	(29)
10.43	Post-Termination Endorsement No. 1 between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC to the Quota Share Reinsurance Contract, dated January 13, 20200	(11)
10.44	Post-Termination Endorsement No. 2 between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd to the Amended and Restated Quota Share Reinsurance Agreement, dated January 13, 2020	(11)
10.45	Post-Termination Endorsement No. 2 between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC to the Quota Share Reinsurance Contract, dated May 12, 2020	†
10.46	Commutation Agreement and Release by and between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd., dated May 20, 2020	†
14.1	Code of Business Conduct and Ethics	†
21.1	Subsidiaries of the registrant	†
23.1	Consent of Ernst & Young LLP	†
23.2	Consent of Deloitte Ltd.	†
31.1	Section 302 Certification of CEO	†
31.2	Section 302 Certification of CFO	†
32.1	Section 906 Certification of CEO	†
32.2	Section 906 Certification of CFO	†
101.1
The following financial information from Maiden Holdings, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensive Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2020 and 2019; (ii) the Consolidated Statements of Income for the years ended December 31, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.
		†

1.Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on Form S-8 filed with the SEC on May 18, 2010 (File No. 333-166934).
2.Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on S-8 initially filed with the SEC on January 17, 2020 (File No. 333-235948).
3.Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on S-1 initially filed with the SEC on September 17, 2007, subsequently amended and declared effective May 6, 2008 (File No. 333-146137).
4.Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on S-3 filed with the SEC on February 7, 2011 (File Nos. 333-172107 and 333-172107-01).
5.Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on August 22, 2012 (File No. 001-34042).
6.Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on November 25, 2013 (File No. 001-34042).
7.Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on November 25, 2015 (File No. 001-34042).
8.Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2016 (File No. 001-34042).
9.Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2017 (File No. 001-34042).
10.Incorporated by reference to the filing of such exhibit with the registrant's Proxy Statement on Schedule 14A filed with the SEC on November 8, 2019.
11.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 18, 2020 (File No. 001-34042).
12.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 13, 2012 (File No. 001-34042).
13.Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2019 (File No. 001-34042).
14.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 31, 2009 (File No. 001-34042).
15.Incorporated by reference to the filing of such exhibit with Amendment No. 2 to the registrant's Registration Statement on S-1 filed with the SEC on March 28, 2008 (No. 333-146137).
16.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the SEC on August 8, 2011 (No. 001-34042).
17.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 11, 2013 (File No. 001-34042).
18.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed with the SEC on August 9, 2016 (No. 001-34042).
19.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 15, 2019 (File No. 001-34042).
20.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2018 filed with the SEC on November 9, 2018 (No. 001-34042).
21.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed with the SEC on August 9, 2012 (File No. 001-34042).
22.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 1, 2018 (File No. 001-34042).
23.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2016 filed with the SEC on November 8, 2016 (No. 001-34042).
24.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 (File No. 001-34042).
25.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 4, 2014 (File No. 001-34042).
26.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2019 filed with the SEC on November 12, 2019 (No. 001-34042).
27.Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2019 (File No. 001-34042).
28.Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2019 (File No. 001-34042).
29.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed with the SEC on August 9, 2019 (No. 001-34042).
† Filed herewith. * Management contract or compensatory plan or arrangement

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Maiden Holdings, Ltd.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Maiden Holdings, Ltd. (the Company) as of December 31, 2020, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2021 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Incurred but not Reported Reserves
Description of the Matter
At December 31, 2020, the Company’s reserve for loss and loss adjustment expenses was $1,893 million of which a significant portion is incurred but not reported reserves. As explained in Notes 2 and 9 of the consolidated financial statements, the reserve for loss and loss adjustment expenses represent management’s estimate of the ultimate costs of all reported and unreported losses incurred. There is significant uncertainty inherent in determining management’s estimate of the ultimate cost of all claims that have occurred which is used to determine the incurred but not reported reserves. In particular, the estimate is sensitive to the selection and weighting of actuarial methodologies used to project the ultimate costs and the selection of assumptions such as payment and reporting patterns used to determine loss development factors and expected loss ratios.

Auditing management’s estimate of incurred but not reported reserves was complex due to the highly judgmental nature of the significant assumptions used in the valuation of the estimate. The significant judgment was primarily due to the sensitivity of management’s estimate to the actuarial methods selected and the assumptions used in the determination of the loss development factors and ultimate claim costs.

How We Addressed the Mater in our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s incurred but not reported reserving process. This included, among others, controls over the review and approval processes that management has in place for the selection of actuarial methods and assumptions used in estimating the incurred but not reported reserves.

To test the Company’s estimate of incurred but not reported reserves, our audit procedures included among others, the assistance of our actuarial specialists to evaluate the assumptions used by comparing the significant assumptions, including payment patterns and expected loss ratios, to the Company’s historical experience. In addition, we evaluated the selection and the weighting of actuarial methods used by management against the maturity of the accident periods, changes in case reserve levels and claims settlement patterns. We developed a range of reasonable reserve estimates, which included performing independent projections for a sample of lines of business and compared the Company’s recorded reserves to the range of reasonable reserve estimates. We also performed a review of the subsequent development of prior year loss and loss adjustment expense reserves.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

New York, NY
March 15, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Maiden Holdings, Ltd.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Maiden Holdings, Ltd. and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for the year ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ Deloitte Ltd.

Hamilton, Bermuda
March 18, 2020

MAIDEN HOLDINGS, LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2020 and 2019
(In thousands of U.S. dollars, except share and per share data)

	2020	2019
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2020 - $1,163,923; 2019 - $1,813,426)	$1,213,411	$1,835,518
Equity method investments	39,886	—
Other investments	67,010	31,748
Total investments	1,320,307	1,867,266
Cash and cash equivalents	74,040	48,197
Restricted cash and cash equivalents	61,786	59,081
Accrued investment income	11,240	18,331
Reinsurance balances receivable, net	5,777	12,181
Reinsurance recoverable on unpaid losses	592,571	623,422
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $45,732 and $68,433 from related parties in 2020 and 2019, respectively)	51,903	77,356
Funds withheld receivable (includes $603,093 and $632,305 from related parties in 2020 and 2019, respectively)	654,805	684,441
Other assets	8,051	9,946
Total assets	$2,948,455	$3,568,196
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,727,193 and $2,272,418 from related parties in 2020 and 2019, respectively)	$1,893,299	$2,439,907
Unearned premiums (includes $122,737 and $189,797 from related parties in 2020 and 2019, respectively)	144,271	220,269
Deferred gain on retroactive reinsurance	74,941	112,950
Accrued expenses and other liabilities (includes $35,719 and $20,049 from related parties in 2020 and 2019, respectively)	53,002	32,444
Senior notes - principal amount	262,500	262,500
Less unamortized issuance costs	7,374	7,592
Senior notes, net	255,126	254,908
Total liabilities	2,420,639	3,060,478
Commitments and Contingencies
EQUITY
Preference shares	394,310	465,000
Common shares ($0.01 par value; 89,815,175 and 88,161,638 shares issued in 2020 and 2019, respectively; 84,801,161 and 83,148,458 shares outstanding in 2020 and 2019, respectively)	898	882
Additional paid-in capital	756,122	751,327
Accumulated other comprehensive income	23,857	17,836
Accumulated deficit	(615,837)	(695,794)
Treasury shares, at cost (5,014,014 and 5,013,180 shares in 2020 and 2019, respectively)	(31,534)	(31,533)
Total Maiden shareholders’ equity	527,816	507,718
Total liabilities and equity	$2,948,455	$3,568,196
See accompanying notes to Consolidated Financial Statements

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

For the Year Ended December 31,	2020	2019
Revenues
Gross premiums written	$31,389	$(528,593)
Net premiums written	$28,432	$(531,850)
Change in unearned premiums	77,649	979,612
Net premiums earned	106,081	447,762
Other insurance revenue	1,276	2,841
Net investment income	54,761	97,837
Net realized gains on investment	24,473	27,860
Total other-than-temporary impairment losses	(2,468)	(165)
Total revenues	184,123	576,135
Expenses
Net loss and loss adjustment expenses	41,799	452,829
Commission and other acquisition expenses	38,796	169,760
General and administrative expenses	39,118	47,218
Interest and amortization expenses	19,324	19,320
Foreign exchange and other losses (gains), net	8,526	(2,719)
Total expenses	147,563	686,408
Income (loss) from continuing operations before income taxes and interest in income of equity method investments	36,560	(110,273)
Less: income tax benefit	(104)	(911)
Interest in income in equity method investments	5,098	—
Net income (loss) from continuing operations	41,762	(109,362)
Loss from discontinued operations, net of income tax	—	(22,541)
Net income (loss)	41,762	(131,903)
Gain from repurchase of preference shares	38,195	—
Net income (loss) available to Maiden common shareholders	$79,957	$(131,903)
Basic and diluted earnings (loss) from continuing operations per share attributable to common shareholders	$0.93	$(1.32)
Basic and diluted loss from discontinued operations per share attributable to common shareholders	—	(0.27)
Basic and diluted earnings (loss) per share attributable to common shareholders	$0.93	$(1.59)
Weighted average number of common shares - basic	84,333,514	83,061,259
Adjusted weighted average number of common shares and assumed conversions - diluted	84,333,655	83,061,259
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

For the Year Ended December 31,	2020	2019
Net income (loss)	$41,762	$(131,903)
Other comprehensive income
Net unrealized holdings gains on fixed maturities arising during the year	40,043	97,261
Adjustment for reclassification of net realized gains recognized in net income (loss)	(12,647)	(15,440)
Foreign currency translation adjustment	(21,340)	1,772
Other comprehensive income, before tax	6,056	83,593
Income tax expense related to components of other comprehensive income	(35)	(63)
Other comprehensive income, after tax	6,021	83,530
Comprehensive income (loss)	47,783	(48,373)
Comprehensive income attributable to non-controlling interests	—	(78)
Comprehensive income (loss) attributable to Maiden	$47,783	$(48,451)
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars)

For the Year Ended December 31,	2020	2019
Preference shares – Series A, C and D
Beginning balance	$465,000	$465,000
Repurchase of Preference Shares – Series A	(13,630)	—
Repurchase of Preference Shares – Series C	(30,087)	—
Repurchase of Preference Shares – Series D	(26,973)	—
Ending balance	394,310	465,000
Common shares
Beginning balance	882	879
Exercise of options and issuance of common shares	16	3
Ending balance	898	882
Additional paid-in capital
Beginning balance	751,327	749,418
Exercise of options and issuance of common shares	(16)	(2)
Share-based compensation expense	2,445	1,911
Repurchase of preference shares	2,366	—
Ending balance	756,122	751,327
Accumulated other comprehensive income
Beginning balance	17,836	(65,616)
Change in net unrealized gains on investment	27,361	81,758
Foreign currency translation adjustment	(21,340)	1,694
Ending balance	23,857	17,836
Accumulated deficit
Beginning balance	(695,794)	(563,891)
Net income (loss) attributable to Maiden	41,762	(131,903)
Gain on repurchase of preference shares	38,195	—
Ending balance	(615,837)	(695,794)
Treasury shares
Beginning balance	(31,533)	(31,515)
Shares repurchased	(1)	(18)
Ending balance	(31,534)	(31,533)
Noncontrolling interests in subsidiaries
Beginning balance	—	641
Acquisition of minority interest in subsidiaries	—	(719)
Foreign currency translation adjustment	—	78
Ending balance	—	—
Total equity	$527,816	$507,718
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

For the Year Ended December 31,	2020	2019
Cash flows from operating activities:
Net income (loss)	$41,762	$(131,903)
Add: Net loss from discontinued operations	—	22,541
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, amortization and share-based compensation	8,689	7,820
Interest in income of equity method investments	(5,098)	—
Net realized gains on investment	(24,473)	(27,860)
Total other-than-temporary impairment losses	2,468	165
Foreign exchange and other losses (gains), net	8,526	(2,719)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	23,406	53,440
Reinsurance recoverable on unpaid losses	(7,063)	(438,489)
Accrued investment income	7,312	9,476
Deferred commission and other acquisition expenses	25,955	172,871
Funds withheld receivable	55,802	(85,062)
Other assets	(3,912)	(5,181)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(581,867)	(121,102)
Unearned premiums	(77,783)	(560,609)
Accrued expenses and other liabilities	(15,499)	(33,597)
Net cash used in continuing operations	(541,775)	(1,140,209)
Net cash used in discontinued operations	—	(2,392)
Net cash used in operating activities	(541,775)	(1,142,601)
Cash flows from investing activities:
Purchases of fixed maturities	(458,892)	(2,015,407)
Purchases of other investments	(36,821)	(8,788)
Purchases of equity method investments	(36,358)	—
Proceeds from sales of fixed maturities	505,396	1,032,438
Proceeds from maturities, paydowns and calls of fixed maturities	619,824	1,906,947
Proceeds from sale and redemption of other investments	1,932	858
Proceeds from sale and redemption of equity method investments	1,571	—
Other, net	(608)	3,242
Net cash provided by investing activities for continuing operations	596,044	919,290
Net cash used in investing activities for discontinued operations	—	(6,113)
Net cash provided by investing activities	596,044	913,177
Cash flows from financing activities:
Repurchase of preference shares	(30,129)	—
Repurchase of common shares	(1)	(18)
Net cash used in financing activities	(30,130)	(18)
Effect of exchange rate changes on foreign currency cash	4,409	(382)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	28,548	(229,824)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of year	107,278	337,102
Cash and cash equivalents and restricted cash and cash equivalents, end of year	$135,826	$107,278

Reconciliation of cash and restricted cash reported within Consolidated Balance Sheets:
Cash and cash equivalents, end of year	$74,040	$48,197
Restricted cash and cash equivalents, end of year	61,786	59,081
Total cash and cash equivalents and restricted cash and equivalents, end of year	$135,826	$107,278

Non-cash investing activities
Investments transferred out related to Partial Termination Amendment and Commutation	$—	$599,613
Investments transferred out for transactions under remaining AmTrust Quota Share business	—	812,068
Investments transferred out related to discontinued operations	—	68,262

Supplemental information on cash flows
Interest paid	$19,106	$32,702
Taxes paid	106	192
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

1. Organization
Maiden Holdings, Ltd. (sometimes referred to as "Maiden Holdings" or "Parent Company") is a Bermuda-based holding company. Together with its subsidiaries (collectively referred to as the "Company", "We" or "Maiden"), Maiden previously focused on serving the needs of regional and specialty insurers in the United States ("U.S."), Europe and select other global markets. As a result of a series of actions the Company has taken in recent years, discussed below under Recent Developments, we now create shareholder value by actively managing and allocating our assets and capital, including through ownership and management of businesses and assets mostly in the insurance and related financial services industries where we can leverage our deep knowledge of those markets. We also provide a full range of legacy services to small insurance companies, particularly those in run-off or with blocks of reserves that are no longer core, working with clients to develop and implement finality solutions including acquiring entire companies. We expect our legacy solutions business to contribute to our active asset and capital management strategies.
Short-term income protection business is written on a primary basis by our wholly owned subsidiaries Maiden Life Försäkrings AB ("Maiden LF") and Maiden General Försäkrings AB ("Maiden GF") in the Scandinavian and Northern European markets. Insurance support services are provided to Maiden LF and Maiden GF by our UK services company, Maiden Global Holdings Ltd. (“Maiden Global”) which is also a licensed intermediary in the United Kingdom. Maiden Global had previously operated internationally by providing branded auto and credit life insurance products through insurer partners, particularly those in the European Union ("EU") and other global markets. These products also produced reinsurance programs which were underwritten by our wholly owned subsidiary Maiden Reinsurance Ltd. (“Maiden Reinsurance”).
The Company is not actively underwriting reinsurance business but has some historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off. The Company continues to run-off the liabilities associated with AmTrust Financial Services, Inc. ("AmTrust") contracts, which we terminated in early 2019 as discussed below. We have also entered into a retroactive reinsurance agreement and a commutation agreement that further reduces our exposure to and limits the potential volatility related to these AmTrust liabilities, which are discussed in "Note 8 — Reinsurance" of the Notes to Consolidated Financial Statements.
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
The measures we ultimately have taken were initiated in 2018, when our Board of Directors initiated a review of strategic alternatives ("Strategic Review") to evaluate ways to increase shareholder value after a period of continuing higher than targeted combined ratios and lower returns on equity than expected. As part of the Strategic Review, a series of transactions were entered into including:
(1) Maiden Holdings North America, Ltd. ("Maiden NA") completed the sale of Maiden Reinsurance North America, Inc. ("Maiden US") on December 27, 2018, as per our discussion regarding discontinued operations below;
(2) Maiden Reinsurance's shareholders, Maiden Holdings and Maiden NA, each made their pro rata portion of capital injections in the aggregate of $125,000 on December 31, 2018 and $70,000 on January 18, 2019 to Maiden Reinsurance from the sale proceeds of Maiden US;
(3) Maiden Reinsurance entered into a partial termination amendment ("Partial Termination Amendment") with AmTrust effective January 1, 2019 which amended the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”), as more fully described in "Note 10 — Related Party Transactions";
(4) Maiden Reinsurance entered into amendments which terminated the AmTrust Quota Share and the European Hospital Liability Quota Share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC") effective January 1, 2019 (these transactions are broadly referred to herein as the "Final AmTrust QS Terminations");
(5) Maiden Reinsurance entered into the Loss Portfolio Transfer and Adverse Development Cover Agreement ("LPT/ADC Agreement") with Enstar Group Limited ("Enstar') on July 31, 2019; and
(6) Maiden Reinsurance entered into a Commutation and Release Agreement with AmTrust to commute certain workers' compensation business with AII as of January 1, 2019.
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
Accordingly, all transactions related to the U.S. treaty reinsurance operations were reported and presented as part the results from discontinued operations in the Condensed Consolidated Statements of Income. Except as explicitly described as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations except for net income (loss) and net income (loss) available to Maiden common shareholders.
Re-domestication of Maiden Reinsurance
Effective March 16, 2020, we re-domesticated our principal operating subsidiary, Maiden Reinsurance, from Bermuda to the State of Vermont in the U.S., having made the necessary filings in both Vermont and Bermuda in the fourth quarter of 2019 and first quarter of 2020. Maiden Reinsurance is now subject to the statutes and regulations of Vermont in the ordinary course of business. We have determined that re-domesticating Maiden Reinsurance to Vermont enables us to better align our capital and resources with our liabilities, which originate mostly in the United States, resulting in a more efficient structure. The re-domestication, in combination with the transactions completed pursuant to the Strategic Review, will continue to strengthen the Company’s capital position and solvency ratios.
While the Vermont Department of Financial Regulation ("Vermont DFR") is now the group supervisor for the Company, the re-domestication did not apply to the parent holding company which remains a Bermuda-based holding company. Securities issued by Maiden Holdings were not affected by the re-domestication of Maiden Reinsurance to Vermont. Concurrent with its re-domestication to Vermont on March 16, 2020, Maiden Holdings contributed as capital the remaining 65% of its ownership in Maiden Reinsurance to Maiden NA. Maiden NA now owns 100% of Maiden Reinsurance in the aggregate.
Segments
As a result of the strategic decision to divest all of the Company's U.S. treaty reinsurance operations as noted above, the Company revised the composition of its reportable segments. As described in more detail under “Note 3 — Segment Information”, the reportable segments include: (i) Diversified Reinsurance which consists of a portfolio of property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe; and (ii) AmTrust Reinsurance which includes all business ceded to Maiden Reinsurance from subsidiaries of AmTrust. In addition to these reportable segments, the results of operations of the former National General Holdings Corporation Quota Share ("NGHC Quota Share") segment which was commuted in November 2019 and the remnants of our retroceded U.S. treaty business had been included in the "Other" category.
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
As part of the Strategic Review initiated by the Company's Board of Directors in 2018, the Company made the strategic decision to divest its U.S. treaty reinsurance operations through the sale of Maiden US, completed on December 27, 2018, which had a major effect on its ongoing operations and financial results. The operating results of the Company's U.S. treaty reinsurance business for the year ended December 31, 2019 were presented as part of discontinued operations in the Consolidated Statements of Income. Except as explicitly described as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations except for net income (loss) and net income (loss) available to Maiden common shareholders. Please see “Note 6 — Discontinued Operations" for additional information related to discontinued operations.
Estimates — The preparation of U.S. GAAP Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. The significant estimates include, but are not limited to, reserve for loss and loss adjustment expenses ("loss and LAE"), deferred gain on retroactive reinsurance; recoverability of reinsurance balances receivable, reinsurance recoverable on unpaid losses, funds withheld and deferred commission and other acquisition expenses; valuation of financial instruments and deferred tax assets; and the determination of other-than-temporary impairment ("OTTI") of investments.
Fixed Maturity Investments — The Company classifies its fixed maturity investments as available-for-sale ("AFS"). The AFS portfolio is reported at fair value and any unrealized gains or losses are reported as a component of accumulated other comprehensive income ("AOCI") in shareholders' equity. The fair value of fixed maturity investments is generally determined from quotations received from third-party nationally recognized pricing services ("Pricing Service"), or when such prices are not available, by reference to broker or underwriter bid indications.
Short-term investments - these investments are comprised of securities due to mature within one year of the date of purchase. The Company held no short-term investments as at December 31, 2020 and 2019.
Other investments — The Company accounts for its unquoted other investments at fair value in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 944-325, "Financial Services - Insurance - Investments - Other" ("ASC 944-325"). Unquoted other investments are comprised of investments in limited partnerships, private equity and hedge funds, and investments in direct lending entities as well as investments in start-up insurance entities. Investments in limited partnerships are not accounted for under the equity method because the Company has virtually no influence over operations and faces limitations on the timing and ability regarding investment redemptions for each of the limited partnership investments it holds.
The Company's investments in limited partnerships and hedge funds are reported at fair value based on recent financial information received from the fund managers and other market information available to management, with changes in fair value reported in realized gains (losses). The investments in private equity and start-up insurance entities are reported at fair value using recent private market transactions (where applicable). Investments in direct lending entities are carried at cost less impairment, if any, with any indication of impairment recognized in income when determined.
The valuation of our other investments is described in Note 5 — Fair Value Measurements. Due to a lag in the valuations of certain funds reported by the investment managers, the Company may record changes in valuation with up to a three-month lag. The Company regularly reviews and discusses fund performance with the investment managers or sponsors to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments. The following is a description of the nature of each of these investment categories:
• Hedge funds may invest in a wide range of instruments, including debt and equity securities, and utilize various sophisticated strategies to achieve their objectives;
• Private equity investments are primarily in the financial services industry;
• Investments in limited partnerships are investments made in various structured investment products across a variety of industries including private credit; and
• Other investments consist primarily of direct investments in technology-oriented start up companies in the insurance industry, often referred to as insurtech companies.
Equity Method Investments — Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as equity method investments and accounted for using the equity method of accounting. In applying the equity method of accounting, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the investee's net income (loss).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
Adjustments are based on the most recent available financial information from the investee. Changes in the carrying value of these investments are recorded in net income as interest in income (loss) of equity method investments. The Company records its share of the investee’s OCI activity based on its proportionate share of the investee's common stock or capital, and books any OCI activity directly to the equity method investments account, with the offset recorded to the Company's AOCI.
Purchases and sales of investments are recorded on a trade date basis. Realized gains or losses on investment sales are determined based on the first in first out cost method. Net investment income is recognized when earned and includes accrued interest and dividend income together with amortization of market premiums and discounts using the effective yield method, net of investment management fees. For U.S. government agency mortgage-backed securities ("Agency MBS") and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any changes required due to movements in effective yields and maturities are recognized on a prospective basis through yield adjustments.
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
Fair Value Measurements — ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. Additionally, ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs:
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
•Level 2 — Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severity, etc.) or can be corroborated by observable market data. Examples of assets and liabilities utilizing Level 2 inputs include: U.S. government-sponsored agency securities; non-U.S. government and supranational obligations; commercial mortgage-backed securities ("CMBS"); collateralized loan obligations ("CLO"); corporate and municipal bonds; and
•Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our own assumptions about assumptions that market participants would use. Examples of assets and liabilities utilizing Level 3 inputs include: an investment in preference shares of a start-up insurance producer.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause a financial instrument to be reclassified between hierarchy levels.
For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these in the Level 1 hierarchy. The Company receives quoted market prices from a third party nationally recognized Pricing Service. When quoted market prices are unavailable, the Company utilizes the Pricing Service to determine an estimate of fair value. The fair value estimates are included in the Level 2 hierarchy. The Company will challenge any prices for its investments which are considered not to be representative of fair value. If quoted market prices and an estimate from the Pricing Service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that investment being valued. The Company determines whether the fair value estimate is in the Level 2 or Level 3 hierarchy depending on the level of observable inputs available when estimating the fair value. The Company bases its estimates of fair values for assets on the bid price as it represents what a third party market participant would be willing to pay in an orderly transaction.
Cash and Cash Equivalents — The Company maintains cash accounts in several banks and brokerage institutions. Cash equivalents consist of investments in money market funds and short-term investments with an original maturity of 90 days or less and are stated at cost, which approximates fair value. Restricted cash and cash equivalents are separately reported in the Consolidated Balance Sheets. The Company maintains certain cash and investments in trust accounts used primarily as collateral for unearned premiums and loss and LAE reserves owed to insureds. The Company is required to maintain minimum balances in these restricted accounts based on pre-determined formulas. Please see "Note 4. (e) Investments" for further details.
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
Assumed and ceded reinsurance contracts that lack a significant transfer of risk are treated as deposits. No deposit contracts are held as at December 31, 2020 and 2019.
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
Loss and LAE — Loss and LAE represent the estimated ultimate net costs of all reported and unreported losses incurred through December 31 of the latest fiscal year. The reserve for loss and LAE is estimated using a statistical analysis of actuarial data and is not discounted for the time value of money. Although considerable variability is inherent in the estimates of reserves for loss and LAE, management believes that the reserve for loss and LAE is adequate based on known information to date. In estimating loss reserves, the Company utilizes a variety of standard actuarial methods. These estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes available. Such adjustments are included and reported in current operations as favorable or unfavorable prior period development.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
Retroactive Reinsurance - Retroactive reinsurance are reinsurance agreements under which a reinsurer agrees to reimburse the ceding Company for liabilities incurred as a result of past insurable events. For these agreements, the excess of the amounts ultimately collectible under the agreement over the consideration paid is recognized as a deferred gain liability which is amortized into income over the settlement period of the ceded reserves once the paid losses have exceeded the minimum retention. The amount of the deferral is recalculated each period based on actual loss payments and updated estimates of ultimate losses. If the consideration paid exceeds the ultimate losses collectible under the agreement, the net loss on the retroactive reinsurance agreement is recognized within income immediately.
On July 31, 2019, Maiden Reinsurance entered into the LPT/ADC Agreement as discussed in "Note 8 — Reinsurance". This transaction was accounted for as retroactive reinsurance pursuant to U.S. GAAP and a deferred gain liability was recognized for an amount representing the cumulative adverse development of losses subject to the LPT/ADC Agreement. Amortization of the deferred gain will not begin until paid losses have exceeded the minimum retention under this agreement, which is estimated to be in 2024.
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
Leases — The Company's leases are all currently classified as operating leases and none of them have non-lease components. For operating leases that have a lease term of more than twelve months, the Company recognized a lease liability (presented as part of accrued expenses and other liabilities) and a right-of-use asset (presented as part of other assets) in the Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company used a weighted-average discount rate of 10%, representing its estimated secured incremental borrowing rate, in calculating the present value of the lease liability. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company recognizes the related leasing expense on a straight-line basis over the lease term in the Company's Consolidated Statements of Income.
Non-controlling Interests — The Company accounts for non-controlling interests in subsidiaries in accordance with ASC Topic 810 "Consolidations", and presents any non-controlling shareholders' interest in the equity section of the Consolidated Balance Sheets. Net income attributable to non-controlling interests is presented separately in the Consolidated Statements of Income. There are no remaining non-controlling interests in subsidiaries as at December 31, 2020 and 2019.
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
U.S. GAAP allows for the recognition of tax benefits of uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties would be included as income tax expense. The Company has not recorded or accrued any interest or penalties during the years ended December 31, 2020 and 2019.
Share-Based Compensation Expense — The Company is authorized to issue restricted share awards and units, performance based restricted share units ("PB-RSUs"), share options and other equity-based awards to its employees and directors. The Company recognizes the compensation expense for share options, restricted share and restricted share unit grants, based on the fair value of the award on the date of grant, over the requisite service vesting period. Forfeitures are accounted for when they occur. The estimated fair value of the grant is amortized ratably over its vesting period as a charge to compensation expense (as a component of general and administrative expenses) and an increase to additional paid-in capital in Consolidated Shareholders’ Equity.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
Net income available to Maiden common shareholders per common share – basic and diluted is also adjusted for any gain or loss from redemption or induced conversion of preference shares. The gain on repurchase of preference shares had an impact of $0.45 per common share for the year ended December 31, 2020.
Treasury Shares — Treasury shares include common shares repurchased by the Company and not subsequently cancelled as well as share repurchases from employees, which represent withholding in respect of tax obligations on the vesting of restricted shares and performance based shares. Treasury shares are recorded at cost and result in a reduction of the total Maiden shareholders’ equity in the Consolidated Balance Sheets.
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
Assets and liabilities of foreign subsidiaries and divisions, whose functional currency is not the U.S. dollar, are translated at year-end exchange rates. Revenues and expenses of these entities are translated at average exchange rates during the year. The effects of the foreign currency translation adjustment for foreign entities are included in AOCI. The amount of the cumulative translation adjustment at December 31, 2020 was $(25,500) (2019 - $(4,160)).
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
In April 2019, the FASB issued ASU 2019-04 for targeted improvements related to ASU 2016-13 which clarify that an entity should include all expected recoveries in its estimate of the allowance for credit losses. In addition, for collateral dependent financial assets, the amendments mandate that an allowance for credit losses that is added to the amortized cost basis of the financial asset should not exceed amounts previously written off. It also clarifies FASB’s intent to include all reinsurance recoverables within the scope of Topic 944 to be within the scope of Subtopic 326-20, regardless of the measurement basis of those recoverables. The Company's reinsurance recoverable on unpaid losses is currently its most significant financial asset within the scope of ASU 2016-13.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
The guidance is effective for public business entities, excluding entities eligible to be smaller reporting companies ("SRCs") as defined by the SEC, for annual periods beginning after December 15, 2019, and interim periods therein. The guidance is effective for all other entities, including public entities eligible to be SRCs, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As of December 31, 2020, the Company qualifies for SRC status, as determined on the last business day of its most recent second quarter, and thus remains eligible to follow the reporting deadlines and effective dates applicable to SRCs. Therefore Topic 326 will not be effective until the 2023 fiscal year. The Company continues to evaluate the impact of this guidance on its results of operations, financial condition and liquidity.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
3. Segment Information
The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share, which are in run-off effective January 1, 2019. In addition to our reportable segments, the results of operation of the NGHC Quota Share which was commuted in November 2019 and the remnants of our retroceded U.S. treaty business had been included in the "Other" category. Please refer to "Note 10. Related Party Transactions" for further information regarding our AmTrust Reinsurance segment.
The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. General and administrative expenses are allocated to the reportable segments on an actual basis except salaries and benefits where management’s judgment is applied; however general corporate expenses are not allocated to the segments. In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, funds withheld receivable, loan to related party, and restricted cash and investments. All remaining assets are allocated to Corporate.
As discussed in "Note 10. Related Party Transactions", the Partial Termination Amendment and the termination of the remaining business with AmTrust effective January 1, 2019 resulted in a significant reduction in gross premiums written. This was due to the return of unearned premium on certain lines covered by the Partial Termination Amendment, with no new business written since 2018 as a result of the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share. The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net income (loss) from continuing operations:

For the Year Ended December 31, 2020	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$40,457	$(9,068)	$31,389
Net premiums written	$37,258	$(8,826)	$28,432
Net premiums earned	$47,847	$58,234	$106,081
Other insurance revenue	1,276	—	1,276
Net loss and LAE	(24,909)	(16,890)	(41,799)
Commission and other acquisition expenses	(18,475)	(20,321)	(38,796)
General and administrative expenses	(6,936)	(2,552)	(9,488)
Underwriting (loss) income	$(1,197)	$18,471	17,274
Reconciliation to net income from continuing operations
Net investment income and realized gains on investment			79,234
Total other-than-temporary impairment losses			(2,468)
Interest and amortization expenses			(19,324)
Foreign exchange and other losses, net			(8,526)
Other general and administrative expenses			(29,630)
Income tax benefit			104
Interest in income from equity method investments			5,098
Net income from continuing operations			$41,762

Net loss and LAE ratio(1)	50.7%	29.0%	38.9%
Commission and other acquisition expense ratio(2)	37.6%	34.9%	36.1%
General and administrative expense ratio(3)	14.1%	4.4%	36.4%
Expense ratio(4)	51.7%	39.3%	72.5%
Combined ratio(5)	102.4%	68.3%	111.4%

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

The following tables summarize the financial position of our reportable segments including the reconciliation to the Company's consolidated total assets at December 31, 2020 and 2019:

December 31, 2020	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$5,560	$—	$5,560
Reinsurance recoverable on unpaid losses	4,658	519,941	524,599
Deferred commission and other acquisition expenses	6,171	45,732	51,903
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	87,419	992,636	1,080,055
Funds withheld receivable	51,712	603,093	654,805
Other assets	860	—	860
Total assets - reportable segments	156,380	2,329,377	2,485,757
Corporate assets	—	—	462,698
Total Assets	$156,380	$2,329,377	$2,948,455

December 31, 2019	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$11,729	$—	$11,729
Reinsurance recoverable on unpaid losses	2,773	557,950	560,723
Deferred commission and other acquisition expenses	8,923	68,433	77,356
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	90,614	1,417,139	1,507,753
Funds withheld receivable	52,136	632,305	684,441
Other assets	1,670	—	1,670
Total assets - reportable segments	167,845	2,843,802	3,011,647
Corporate assets	—	—	556,549
Total Assets	$167,845	$2,843,802	$3,568,196
The following table shows an analysis of gross and net premiums written and net premiums earned by geographic location for the years ended December 31, 2020 and 2019. In the case of reinsurance business assumed from AmTrust, the table refers to the location of the relevant AmTrust subsidiaries.

For the Year Ended December 31,	2020	2019
Gross premiums written – North America	$(10,979)	$(567,380)
Gross premiums written – Other (predominantly Europe)	42,368	38,787
Gross premiums written – Total	$31,389	$(528,593)
Net premiums written – North America	$(10,836)	$(567,380)
Net premiums written – Other (predominantly Europe)	39,268	35,530
Net premiums written – Total	$28,432	$(531,850)
Net premiums earned – North America	$(10,207)	$363,498
Net premiums earned – Other (predominantly Europe)	116,288	84,264
Net premiums earned – Total	$106,081	$447,762

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the years ended December 31, 2020 and 2019:

For the Year Ended December 31,	2020		2019
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$37,294	131.2%	$49,193	(9.3)%
Other	(36)	(0.1)%	(42)	—%
Total Diversified Reinsurance	37,258	131.1%	49,151	(9.3)%
AmTrust Reinsurance
Small Commercial Business	(11,515)	(40.5)%	(324,311)	61.0%
Specialty Program	(19)	(0.1)%	(25,869)	4.9%
Specialty Risk and Extended Warranty	2,708	9.5%	(230,821)	43.4%
Total AmTrust Reinsurance	(8,826)	(31.1)%	(581,001)	109.3%
Total Net Premiums Written	$28,432	100.0%	$(531,850)	100.0%
The following tables set forth financial information relating to net premiums earned by major line of business and reportable segment for the years ended December 31, 2020 and 2019:

For the Year Ended December 31,	2020		2019
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$47,883	45.1%	$83,733	18.7%
Other	(36)	—%	(42)	—%
Total Diversified Reinsurance	47,847	45.1%	83,691	18.7%
AmTrust Reinsurance
Small Commercial Business	(10,938)	(10.3)%	91,723	20.5%
Specialty Program	33	—%	138,380	30.9%
Specialty Risk and Extended Warranty	69,139	65.2%	133,968	29.9%
Total AmTrust Reinsurance	58,234	54.9%	364,071	81.3%
Total Net Premiums Earned	$106,081	100.0%	$447,762	100.0%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments
As discussed in Note 2 — Significant Accounting Policies, the Company holds: (i) AFS portfolios of fixed maturity and short-term investments, carried at fair value; (ii) other investments, of which certain investments are carried at fair value and investments in direct lending entities are carried at cost less impairment; (iii) equity method investments; and (iv) funds held - directly managed.
a) Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of fixed maturities at December 31, 2020 and 2019 are as follows:

December 31, 2020	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturities:
U.S. treasury bonds	$94,468	$34	$—	$94,502
U.S. agency bonds – mortgage-backed	272,124	9,439	(126)	281,437
Non-U.S. government and supranational bonds	8,641	1,067	—	9,708
Asset-backed securities	184,227	1,611	(406)	185,432
Corporate bonds	604,463	40,904	(3,035)	642,332
Total fixed maturity investments	$1,163,923	$53,055	$(3,567)	$1,213,411

December 31, 2019	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturities:
U.S. treasury bonds	$94,921	$704	$—	$95,625
U.S. agency bonds – mortgage-backed	533,296	6,717	(1,291)	538,722
Non-U.S. government and supranational bonds	11,796	294	(91)	11,999
Asset-backed securities	187,881	821	(532)	188,170
Corporate bonds	981,441	31,140	(15,725)	996,856
Municipal bonds	4,091	55	—	4,146
Total fixed maturity investments	$1,813,426	$39,731	$(17,639)	$1,835,518
The contractual maturities of our fixed maturities are shown in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Fixed maturities
December 31, 2020	Amortized cost	Fair value
Maturity
Due in one year or less	$100,916	$101,661
Due after one year through five years	520,007	550,468
Due after five years through ten years	86,649	94,413
	707,572	746,542
U.S. agency bonds – mortgage-backed	272,124	281,437
Asset-backed securities	184,227	185,432
Total fixed maturities	$1,163,923	$1,213,411

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. agency bonds – mortgage-backed	$19,360	$(85)	$5,646	$(41)	$25,006	$(126)
Asset-backed securities	13,371	(217)	31,052	(189)	44,423	(406)
Corporate bonds	31,839	(890)	65,296	(2,145)	97,135	(3,035)
Total temporarily impaired fixed maturities	$64,570	$(1,192)	$101,994	$(2,375)	$166,564	$(3,567)
At December 31, 2020, there were 53 securities in an unrealized loss position with a fair value of $166,564 and unrealized losses of $3,567. Of these securities in an unrealized loss position, there were 35 securities in our portfolio that have been in an unrealized loss position for twelve months or greater with a fair value of $101,994 and unrealized losses of $2,375.

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
At December 31, 2019, there were 104 securities in an unrealized loss position with a fair value of $386,299 and unrealized losses of $17,639. Of these securities in an unrealized loss position, there were 67 securities in our portfolio that have been in an unrealized loss position for twelve months or greater with a fair value of $262,519 and unrealized losses of $16,815.
OTTI
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At December 31, 2020, we determined that unrealized losses on fixed maturities were primarily due to changes in interest rates as well as the impact of foreign exchange rate changes on certain foreign currency denominated fixed maturities since their date of purchase. All fixed maturity securities continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed maturity securities that the Company does not plan to sell and for which the Company is not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings.
Based on the Company's analysis, our fixed maturity portfolio is of high credit quality and we believe the amortized cost basis of the securities will be ultimately recovered. The Company continually monitors the credit quality of the fixed maturity investments to assess if it is probable that the contractual or estimated cash flows in the form of principal and interest will be received. For the year ended December 31, 2020, $2,468 of OTTI charges were recognized in earnings on four fixed maturity securities, compared to $165 of OTTI charges in earnings on one fixed maturity security for the year ended December 31, 2019.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

The following tables summarize the credit ratings of our fixed maturity securities as at December 31, 2020 and 2019:

December 31, 2020	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$94,468	$94,502	7.8%
U.S. agency bonds	272,124	281,437	23.2%
AAA	96,453	97,515	8.0%
AA+, AA, AA-	114,751	118,534	9.8%
A+, A, A-	265,725	281,364	23.2%
BBB+, BBB, BBB-	274,406	292,493	24.1%
BB+ or lower	45,996	47,566	3.9%
Total fixed maturities(1)	$1,163,923	$1,213,411	100.0%

December 31, 2019	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$94,921	$95,625	5.2%
U.S. agency bonds	533,296	538,722	29.4%
AAA	99,212	99,542	5.4%
AA+, AA, AA-	101,491	101,467	5.5%
A+, A, A-	540,002	549,479	29.9%
BBB+, BBB, BBB-	438,731	445,202	24.3%
BB+ or lower	5,773	5,481	0.3%
Total fixed maturities(1)	$1,813,426	$1,835,518	100.0%
(1)    Based on Standard & Poor’s ("S&P"), or equivalent, ratings

b) Other Investments and Equity Method Investments
Other investments
The table below shows the composition of the Company's other investments as at December 31, 2020 and 2019:

December 31,	2020		2019
	Carrying Value	% of Total	Carrying Value	% of Total
Private equity investments	$24,595	36.7%	$—	—%
Investment in limited partnerships	3,044	4.5%	3,077	9.7%
Other investments	2,800	4.2%	1,800	5.7%
Total other investments at fair value	30,439	45.4%	4,877	15.4%
Investments in direct lending entities (at cost)	36,571	54.6%	26,871	84.6%
Total other investments	$67,010	100.0%	$31,748	100.0%
The Company's investments in direct lending entities of $36,571 at December 31, 2020 (2019 - $26,871) are carried at cost less impairment, if any, with any indication of impairment recognized in income when determined. Please see "Note 5(d) - Fair Value Measurements" for additional information regarding this investment.
Certain of our other investments are subject to restrictions on redemptions and sales that are determined by the governing documents, which limits our ability to liquidate those investments. These restrictions may include lock-ups, redemption gates, restricted share classes, restrictions on the frequency of redemption and notice periods. A gate is the ability to deny or delay a redemption request. Certain other investments may not have any restrictions governing their sale, but there is no active market and no guarantee that we will be able to execute a sale in a timely manner. In addition, even if certain other investments are not eligible for redemption or sales are restricted, we may still receive income distributions from those other investments.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)
The Company's remaining unfunded commitments on other investments as at December 31, 2020 and 2019 was as follows:

December 31,	2020		2019
	Fair Value	% of Total	Fair Value	% of Total
Private equity investments	$43,164	68.2%	$—	—%
Investments in direct lending entities	19,823	31.3%	767	69.3%
Investment in limited partnerships	326	0.5%	340	30.7%
Total unfunded commitments on other investments	$63,313	100.0%	$1,107	100.0%
Equity Method Investments
Certain of the Company's investments include an interest in variable interest entities ("VIE's") which are not consolidated limited partnerships, as it has been determined that the Company is not the primary beneficiary, however there is limited influence and accordingly these investments are reported under the equity method of accounting. The table below shows the composition of the Company's equity method investments as at December 31, 2020 and 2019:

December 31,	2020		2019
	Carrying Value	% of Total	Carrying Value	% of Total
Hedge fund investments	$29,435	73.8%	$—	—%
Private equity investments	10,451	26.2%	—	—%
Total equity method investments	$39,886	100.0%	$—	—%

c) Net Investment Income
Net investment income was derived from the following sources for the years ended December 31, 2020 and 2019:

For the Year Ended December 31,	2020	2019
Fixed maturities	$36,258	$83,839
Income on funds withheld	15,942	20,307
Interest income from loan to related party	3,996	6,983
Cash and cash equivalents and other investments	1,402	2,931
	57,598	114,060
Interest expense paid on LPT/ADC Agreement and Commutation Payment(1)	—	(13,596)
Investment expenses	(2,837)	(2,627)
Net investment income	$54,761	$97,837
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
d) Net Realized Gains (Losses) on Investment
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables provide an analysis of net realized gains (losses) on investment included in the Consolidated Statements of Income for the years ended December 31, 2020 and 2019:

For the Year Ended December 31, 2020	Gross gains	Gross losses	Net
Fixed maturities	$24,101	$(1)	$24,100
Other investments	392	(19)	373
Net realized gains (losses) on investment	$24,493	$(20)	$24,473

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

For the Year Ended December 31, 2019	Gross gains	Gross losses	Net
Fixed maturities	$43,657	$(15,899)	$27,758
Other investments	102	—	102
Net realized gains (losses) on investment	$43,759	$(15,899)	$27,860
Realized gains and losses from other investments detailed in the tables above includes both sales of securities and unrealized gains and losses from fair value changes. The portion of unrealized gains (losses) recognized within net income (loss) for other investments still held at the end of December 31, 2020 and 2019, respectively, were as follows:

For the Year Ended December 31,	2020	2019
Net gains recognized for other investments during the period	$373	$102
Less: Net gains recognized for other investments divested during the period	(373)	(591)
Unrealized losses recognized for other investments still held at reporting date	$—	$(489)

Proceeds from sales of fixed maturities were $505,396 and $1,032,438 for the years ended December 31, 2020, and 2019, respectively.
Net unrealized gains on fixed maturity investments were as follows at December 31, 2020 and 2019, respectively:

December 31,	2020	2019
Fixed maturities	$49,488	$22,092
Deferred income tax	(131)	(96)
Net unrealized gains, net of deferred income tax	$49,357	$21,996
Change, net of deferred income tax	$27,361	$81,758
e) Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are mostly cash and highly rated fixed maturities. The fair values of these restricted assets were as follows at December 31, 2020 and 2019:

December 31,	2020	2019
Restricted cash – third party agreements	$20,547	$21,447
Restricted cash – related party agreements	41,239	37,634
Total restricted cash	61,786	59,081
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2020 – $63,253; 2019 – $65,539)	63,281	65,678
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2020 – $913,466; 2019 – $1,366,873)	954,988	1,382,994
Total restricted investments	1,018,269	1,448,672
Total restricted cash and investments	$1,080,055	$1,507,753

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements
a) Fair Values of Financial Instruments measured at fair value
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for both assets and liabilities recognized and not recognized within the balance sheet, and for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments measured at fair value held at December 31, 2020 and 2019.
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
Other investments — Includes unquoted investments comprised of private equity investments, limited partnerships, and other investments.
•Private equity investments: These are privately held equity investments in common and preferred stock. The fair values of these investments are estimated using : 1) recent private market transactions and are included under Level 3 of the fair value hierarchy due to unobservable market data used for valuation and 2) most recently available NAV as advised by the external fund manager or third-party administrator and, therefore are measured using the NAV as a practical expedient.
•Investment in limited partnerships: The investments in limited partnerships are primarily comprised of investments in certain private equity funds. The fair value is estimated based on the most recently available NAV as advised by the external fund manager or third-party administrator. The fair values of these investments are therefore measured using the NAV as a practical expedient.
•Other investments: The other investments are comprised of investments in insurtech and other insurance focused companies. The fair value of the start-up insurance entities are determined using recent private market transactions. The fair value of these investments are included in the Level 3 fair value hierarchy due to unobservable market data used for valuation.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
At December 31, 2020 and 2019, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$94,502	$—	$—	$—	$94,502
U.S. agency bonds – mortgage-backed	—	281,437	—	—	281,437
Non-U.S. government and supranational bonds	—	9,708	—	—	9,708
Asset-backed securities	—	185,432	—	—	185,432
Corporate bonds	—	642,332	—	—	642,332
Other investments	—	—	26,094	4,345	30,439
Total	$94,502	$1,118,909	$26,094	$4,345	$1,243,850
As a percentage of total assets	3.2%	37.9%	0.9%	0.1%	42.1%

December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$95,625	$—	$—	$—	$95,625
U.S. agency bonds – mortgage-backed	—	538,722	—	—	538,722
Non-U.S. government and supranational bonds	—	11,999	—	—	11,999
Asset-backed securities	—	188,170	—	—	188,170
Corporate bonds	—	996,856	—	—	996,856
Municipal bonds	—	4,146	—	—	4,146
Other investments	—	—	1,800	3,077	4,877
Total	$95,625	$1,739,893	$1,800	$3,077	$1,840,395
As a percentage of total assets	2.7%	48.8%	0.1%	0.1%	51.7%
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
The Pricing Service was utilized to estimate fair value measurements for 99.1% and 99.7% of our fixed maturities at December 31, 2020 and 2019, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At December 31, 2020 and 2019, approximately 0.9% and 0.3%, respectively, of the Level 2 fixed maturities are valued using the market approach. At December 31, 2020, two securities or $10,809 (2019 - one security or $5,481) of fixed maturities classified as Level 2 was priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At December 31, 2020 and 2019, the Company has not adjusted any pricing provided to it based on the review performed by its investment managers.
During the year ended December 31, 2019, the Company transferred its investment in direct lending entities out of Level 3 within the fair value hierarchy due to a change in accounting policy to report these investments at cost less any impairment instead of fair market value. There were no other transfers to or from Level 3 during the respective periods represented in these Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
c) Level 3 Financial Instruments
At December 31, 2020, the Company has private equity and other investments of $26,094 (2019 - $1,800) which includes privately held equity investments in common and preferred stock. The fair values of these investments are estimated using recent private market transactions and are included under Level 3 of the fair value hierarchy due to unobservable market data used for valuation.
d) Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried at fair value, except for certain financial instruments related to insurance contracts.
At December 31, 2020, the carrying values of cash and cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable, loan to related party and certain other assets and liabilities approximate their fair values due to the inherent short duration. As these financial instruments are not actively traded, their fair values are classified as Level 2.
The investments made by direct lending entities are carried at cost less impairment, if any, which approximates fair value. This fair value estimates are not based on observable market data and, as a result, have been categorized as Level 3.
The fair values of the Senior Notes are based on indicative market pricing obtained from a third-party pricing service which uses observable market inputs, and therefore, their fair values are classified as Level 2.
The following table presents the respective carrying value and fair value for the Senior Notes as at December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes - MHLA – 6.625%	$110,000	$90,772	$110,000	$86,460
Senior Notes - MHNC – 7.75%	152,500	132,126	152,500	137,067
Total Senior Notes	$262,500	$222,898	$262,500	$223,527

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
6. Discontinued Operations
Sale of U.S. Treaty Reinsurance operations
On December 27, 2018, the Company completed its sale agreement ("U.S. Sale Agreement") with Enstar Holdings (US) LLC ("Enstar U.S."), pursuant to which Maiden NA sold Maiden US to Enstar U.S. for gross consideration of $286,375, which was subject to certain post-closing adjustments. In conjunction with the completion of the Settlement and Commutation Agreement, on July 31, 2019, Maiden NA and Enstar U.S. waived the post-closing adjustments set forth in the U.S. Sale Agreement and terminated the $25,000 excess of loss reinsurance agreement that Maiden Reinsurance had provided to Enstar in relation to the Maiden US loss reserves acquired by Enstar. As a result of these agreements, Maiden recorded a net additional loss from discontinued operations of $16,714 for the year ended December 31, 2019.
The following table summarizes the major classes of items constituting the net loss from discontinued operations presented on the Consolidated Statements of Income for the year ended December 31, 2019:

For the Year Ended December 31,	2019
Net loss and loss adjustment expenses	$6,363
General and administrative expenses	(2,392)
Income from discontinued operations before income tax	3,971
Loss on disposal of discontinued operations	(25,474)
Income tax expense	(1,038)
Loss from discontinued operations, net of income tax	$(22,541)
As described above, as a result of the Settlement and Commutation Agreement entered into by Maiden and Enstar on July 31, 2019, Maiden recorded an additional loss from discontinued operations of $16,714 for the year ended December 31, 2019, which is included in the net loss from discontinued operations of $22,541 in the table above.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At December 31, 2020 and 2019, both Maiden Holdings and its wholly owned subsidiary, Maiden NA, had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") and 2013 ("2013 Senior Notes"), respectively (collectively "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following tables detail the issuances outstanding at December 31, 2020 and 2019:

December 31, 2020	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,516	3,858	7,374
Carrying value	$106,484	$148,642	$255,126

December 31, 2019	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,565	4,027	7,592
Carrying value	$106,435	$148,473	$254,908

Other details:
Original debt issuance costs	$3,715	$5,054
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%
The interest expense incurred on the Senior Notes for the year ended December 31, 2020 was $19,106 (2019 - $19,106), of which $1,342 was accrued at both December 31, 2020 and 2019, respectively. The issuance costs related to the Senior Notes were capitalized and are being amortized over the effective life of the Senior Notes. The amortization expense was $218 for the year ended December 31, 2020 (2019 - $214).
Under the terms of the 2013 Senior Notes, the 2013 Senior Notes can be redeemed, in whole or in part, at Maiden NA's option at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. Maiden NA is required to give at least thirty days and not more than sixty days' notice prior to the redemption date.

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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the years ended December 31, 2020 and 2019 was as follows:

For the Year Ended December 31,	2020	2019
Premiums written
Direct	$19,550	$16,637
Assumed	11,839	(545,243)
Ceded	(2,957)	(3,244)
Net	$28,432	$(531,850)
Premiums earned
Direct	$19,711	$16,118
Assumed	89,461	434,559
Ceded	(3,091)	(2,915)
Net	$106,081	$447,762
Loss and LAE
Gross loss and LAE	$57,146	$453,478
Loss and LAE ceded	(15,347)	(649)
Net	$41,799	$452,829
The Company's reinsurance recoverable on unpaid losses balance as at December 31, 2020 was $592,571 (2019 - $623,422) presented in the Consolidated Balance Sheets. At December 31, 2020 and 2019, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $67,972 at December 31, 2020 (2019 - $62,699).
On July 31, 2019, Maiden Reinsurance and Cavello entered into the LPT/ADC Agreement, pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2,178,535 retention up to $600,000, in exchange for a retrocession premium of $445,000. The $2,178,535 retention is subject to adjustment for paid losses subsequent to December 31, 2018. The LPT/ADC Agreement provides Maiden Reinsurance with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445,000 are recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. The amount of the deferral is recalculated each period based on loss payments and updated estimates. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. As of December 31, 2020, the reinsurance recoverable on unpaid losses under the retroactive reinsurance agreement was $519,941 while the deferred gain liability was $74,941 (December 31, 2019 - $557,950 and $112,950, respectively). Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
Cavello has provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement and Cavello is subject to additional collateral funding requirements as explained in "Note 10 — Related Party Transactions". Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar, has credit ratings of BBB from both Standard & Poor's and Fitch Ratings at December 31, 2020.
Settlement of funding for the LPT/ADC Agreement occurred on August 12, 2019 and Maiden Reinsurance paid Enstar $7,261 in interest related to the LPT/ADC Agreement premium, calculated at the rate of 2.64% per annum from January 1, 2019 through August 12, 2019.

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
The reserving process begins with the collection and analysis of paid losses and incurred claims data for each of the Company's contracts. While reserves are mostly reviewed on a contract by contract basis, paid loss and incurred claims data is also aggregated into reserving segments. The segmental data is disaggregated by reserving class and further disaggregated by either accident year (i.e. the year in which the loss event occurred) or by underwriting year (i.e. the year in which the contract generating the premium and losses incepted). In cases where the Company uses underwriting year information, reserves are subsequently allocated to the respective accident year. The reserve for loss and LAE comprises:

December 31,	2020	2019
Reserve for reported loss and LAE	$998,691	$1,271,358
Reserve for losses incurred but not reported ("IBNR")	894,608	1,168,549
Reserve for loss and LAE	$1,893,299	$2,439,907
The following table represents a reconciliation of the beginning and ending gross and net loss and LAE reserves:

For the Year Ended December 31,	2020	2019
Gross loss and LAE reserves, January 1	$2,439,907	$3,126,134
Less: reinsurance recoverable on unpaid losses, January 1	623,422	71,901
Net loss and LAE reserves, January 1	1,816,485	3,054,233
Net incurred losses related to:
Current year	58,332	328,194
Prior years	(16,533)	124,635
	41,799	452,829
Net paid losses related to:
Current year	(22,405)	(101,654)
Prior years	(608,324)	(1,025,381)
	(630,729)	(1,127,035)
Retroactive reinsurance adjustment	38,009	(557,950)
Effect of foreign exchange rate movements	35,164	(5,592)
Net loss and LAE reserves, December 31	1,300,728	1,816,485
Reinsurance recoverable on unpaid losses, December 31	592,571	623,422
Gross loss and LAE reserves, December 31	$1,893,299	$2,439,907
Actuarial Methods Used to Estimate Loss and LAE Reserves
The Company utilizes a variety of standard actuarial methods in its analysis of loss reserves. The selections from these various methods are based on the loss development characteristics of the specific line of business and significant actuarial judgment. The actuarial methods utilized include:
The Expected Loss Ratio ("ELR") method is a technique that is multiplicative and applies an expected loss ratio to premium earned to yield the estimated ultimate losses. The ELR assumption is generally derived from pricing information and historical experience of the business. This method is frequently used for the purpose of stability in the early valuations of an underwriting year with large and uncertain loss development factors. This technique does not take into account actual loss emergence for the underwriting year being projected. As an underwriting year matures and actual loss experience becomes more credible, other methods may be applied in determining the estimated ultimate losses.

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
The Company underwrote the AmTrust Reinsurance segment from July 1, 2007 until the Final AmTrust QS Terminations effective January 1, 2019. A large proportion of the exposure in the underlying book of business has significant seasoning, and allows for a significant amount of credibility in using parameters derived from historical experience to calculate reserve estimates. Some segments of the book are a result of recent acquisitions or newer markets for AmTrust. These segments require a greater level of assumptions and professional judgment in deriving ultimate losses, which inherently implies a wider range of reasonable estimates. As a result, the Company has tended to rely on a weighted approach which primarily employs the LD method for aspects of the segment with ample historical data, while also considering the ELR or BF method for exposure resulting from recent acquisitions, or a relative business with a more limited level of experience. The FS method is also considered for segments of the AmTrust Reinsurance book of business for which claim count information is available, particularly for the Hospital Liability exposure. Additional data detailing items such as class of business, state, claim counts, frequency and severity is available, further enhancing the reserve analysis.
Prior Year Development
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years. The favorable or unfavorable development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. The following table summarizes the favorable (adverse) prior period development experienced in each of our reportable segments for the years ended December 31, 2020 and 2019:

For the Year Ended	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
December 31, 2020	$1,295	$15,238	$—	$16,533
December 31, 2019	1,488	(113,722)	(312)	(112,546)

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
During 2020, the Company decreased incurred losses for 2019 and prior accident years by $16,533 or 0.9% of prior year net loss and LAE reserves. This was in contrast to increased incurred losses for 2018 and prior accident years of $124,635 or 4.1% during 2019. The net favorable prior year loss development of $16,533 for the year ended December 31, 2020 was primarily driven by $15,238 of favorable loss development in the AmTrust Reinsurance segment combined with net favorable loss development of $1,295 in the Diversified Reinsurance segment.
In addition, some premium for prior accident years is reported to the Company in subsequent periods which leads to increases in the provision for loss and LAE in prior years during current periods, that is not considered adverse development. During 2020, incurred losses in the AmTrust segment were unaffected by changes in premiums for prior accident years. For 2019, incurred losses of $21,710 were associated with earned premiums of $36,739 that were reported during 2019 attributable to prior accident years in the AmTrust segment.
In the Diversified Reinsurance segment, net favorable prior year loss development was $1,295 for the year ended December 31, 2020 (2019 - $1,488) primarily due to favorable development in facultative reinsurance run-off lines partly offset by adverse development in European Capital Solutions. The favorable prior year development of $1,488 for the year ended December 31, 2019 was primarily due to favorable reserve development in German Auto Programs as well as facultative reinsurance run-off lines.
In the AmTrust Reinsurance segment, net favorable prior year development was $15,238 for the year ended December 31, 2020 (2019 - adverse $113,722). This was primarily due to favorable development of $39,016 in Workers Compensation and favorable development of $12,889 in Other lines, partly offset by adverse development of $17,650 in Commercial Auto Liability and adverse development of 18,334 in General Liability.
Net adverse prior year development of $113,722 for the year ended December 31, 2019 was driven by Commercial Auto Liability of $118,462 and General Liability of $116,746 primarily from accident years 2014 to 2018, partly offset by favorable development in Workers Compensation of $113,003, gross of the increase in loss from prior year premium recognized during the current period, primarily from accident years 2016 to 2018. The adverse development for the year ended December 31, 2019 included $9,286 recognized from application of the $40,500 loss corridor cap on AmTrust program business. Please see "Note 10 — Related Party Transactions" for details of the loss corridor.
Retroactive reinsurance adjustment of $38,009 represents the decrease in the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement with Cavello that was recognized in the year ended December 31, 2020 (2019 - $557,950 increase) in the reconciliation of our beginning and ending gross and net loss and LAE reserves presented above. The $38,009 adjustment includes the corresponding decrease in the deferred gain on retroactive reinsurance for favorable development both on reserves covered under the LPT/ADC Agreement of $14,304 and Workers Compensation commuted losses of $23,705 during the year ended December 31, 2020 (2019 - $112,950 increase in deferred gain liability). The deferred gain on retroactive reinsurance represents the cumulative adverse development under the AmTrust Quota Share covered under the LPT/ADC Agreement at December 31, 2020 and 2019. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
Under the Commutation and Release Agreement with AmTrust on July 1, 2019, Maiden Reinsurance transferred cash and invested assets of $312,786 which totals the net ceded reserves of $330,682 related to the Commuted Business as of December 31, 2018 less payments of $17,896 made by Maiden Reinsurance for the Commuted Business from January 1, 2019 through July 31, 2019. Settlement of the commutation payment occurred on August 12, 2019 and is reflected in the reconciliation of our beginning and ending gross and net loss and LAE reserves presented above under net paid losses related to prior years in 2019.
Our Other category had net adverse prior year development of $312 for the year ended December 31, 2019 due to increased reserves in the run-off of the NGHC Quota Share which was commuted in November 2019.
a)Claims Development
The following is a summary of the Company's incurred and paid loss development by accident year, net of reinsurance, from the last ten calendar years including the total reserve for losses, IBNR, plus development on reported loss and LAE for both of our reportable segments, Diversified Reinsurance and AmTrust Reinsurance, as of December 31, 2020. Information prior to 2020 is included as unaudited supplementary information. Only ten years of information has been presented as it was impractical to obtain the sufficiently detailed additional information on earlier years. The incurred and paid amounts have been translated from the local currency to U.S. dollars using the December 31, 2020 spot rate for all years presented in the table below in order to isolate changes in foreign exchange rates from loss development. As a reinsurer of primarily quota share contracts, claim counts are available on a very limited basis. Therefore claim counts have not been provided in the tables below as it is impractical to do so.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
The Diversified Reinsurance segment incurred and paid losses are analyzed by the following lines of business: (1) International; and (2) European Capital Solutions. The AmTrust Reinsurance segment incurred and paid losses are analyzed by the following lines of business: (1) Workers’ Compensation; (2) Commercial Auto Liability; (3) General Liability; (4) European Hospital Liability; and (5) All Other Lines. There are a number of factors to consider when evaluating the information in these tables:
•In the Diversified Reinsurance segment, contracts are written on both an accident year and underwriting year basis, some are multi-line and the majority of the premium is associated with proportional contracts. Many proportional treaty reinsurance contracts are submitted using quarterly bordereau reporting by underwriting year. However, the remaining losses can generally only be allocated to accident years based on estimated premium earning and loss reporting patterns. Further estimates are required to allocate losses to line of business. Multi-line accounts are generally analyzed on an individual basis by line of business, but are booked in the Company’s records to a contract, rather than to each individual line of business within a contract. For the purpose of this disclosure allocations are made to the various lines of business. Management’s assumptions and allocation procedures for these tables may produce results that differ from the actual loss emergence reported by line of business each quarter;
•The AmTrust Reinsurance segment consists primarily of two contracts, the European Hospital Liability Quota Share and a much larger quota share that includes all other covered business, the AmTrust Quota Share. There is also a small amount of excess of loss business that has not been written since 2009 which is included as a reconciling item. Maiden receives several cession statements and uses these to report premiums in three categories - Small Business Commercial, Specialty Program and Specialty Risk and Extended Warranty in Note 3. Segment Information. The tables provided include allocations of IBNR reserves to line of business by accident year. Management’s assumptions and allocation procedures for these tables may produce results that differ from the actual loss emergence reported by line of business each quarter; and
•For both segments, the premium and exposure for prior accident years is often reported to us in subsequent periods, as reporting lags exist from an insurer to a reinsurer. This leads to increases in the provision for loss and LAE in prior years, but does not reduce expected income (and in many cases can result in additional income).
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
For the auto quota share exposure, our initial underwriting year loss projections are generally based on the ELR method, derived from account pricing analyses. Payment and reporting patterns are predominantly short-tailed, and the movement away from the ELR to BF or LD methods typically happens very rapidly. Credit life reserves are primarily a function of reporting lag, typically only one or several months on average. The reserves are calculated using a FS methodology, where the frequency is a function of the average claims lag and the average per claims severity.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Diversified Reinsurance - International	Incurred loss and LAE, net of reinsurance										At December 31, 2020
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2010	$85,125	$84,642	$84,570	$84,321	$82,702	$84,777	$86,777	$86,470	$87,511	$87,623	$749
2011	53,559	52,042	52,063	52,249	52,207	52,037	52,416	52,662	52,621	52,580	(12)
2012		54,357	52,501	52,788	52,895	52,977	53,238	52,957	52,909	52,838	47
2013			48,443	53,644	54,970	54,472	55,072	55,293	55,682	55,612	(160)
2014				42,870	48,714	48,595	48,497	48,270	48,346	48,085	173
2015					42,979	44,399	44,908	44,345	44,361	44,201	(461)
2016						38,793	40,817	40,155	40,114	40,511	(4)
2017							36,914	36,366	35,292	34,173	(437)
2018								45,194	43,148	43,406	44
2019									36,802	37,895	1,644
2020										27,928	11,876
Total										$524,852	$13,459
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2010	$36,257	$45,772	$50,912	$52,650	$54,239	$55,754	$57,234	$58,916	$60,353	$61,541
2011	26,454	48,866	50,618	51,863	52,284	52,517	52,658	52,772	52,837	52,929
2012		25,489	43,637	46,035	47,130	47,459	48,042	48,156	48,169	48,261
2013			26,170	45,538	48,033	49,381	49,852	50,067	50,145	50,472
2014				23,985	42,325	44,612	45,843	46,101	46,208	46,280
2015					21,935	39,569	41,648	42,680	43,099	43,395
2016						22,596	36,744	38,578	39,342	39,968
2017							19,240	33,701	35,515	36,314
2018								20,843	37,467	38,930
2019									17,034	29,825
2020										15,782
Total										463,697
Total net reserves										$61,155

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Diversified Reinsurance - European Capital Solutions
The European Capital Solutions business is mainly a portfolio of assumed reinsurance in Europe which is now in run-off. Maiden Reinsurance began writing treaty reinsurance contracts under this initiative in 2016 therefore only five calendar years of the Company's incurred and paid loss development by accident year have been provided in the tables below.

Diversified Reinsurance - European Capital Solutions	Incurred loss and LAE, net of reinsurance					At December 31, 2020
For the Year Ended December 31,	2016	2017	2018	2019	2020	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited
2016	$5,203	$5,282	$5,696	$5,946	$6,290	$34
2017		9,261	10,727	9,587	9,256	688
2018			24,035	25,992	26,623	7,249
2019				16,273	16,664	5,219
2020					259	128
Total					$59,092	$13,318
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2016	2017	2018	2019	2020
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited
2016	$849	$2,510	$3,544	$4,965	$5,105
2017		2,077	4,387	6,158	6,917
2018			3,397	6,230	12,987
2019				5,945	6,226
2020					18
Total					31,253
Total net reserves					$27,839
The following tables represent information on the Company's incurred loss and LAE and cumulative paid loss and LAE, both net of reinsurance, by significant line of business since 2011 for our AmTrust Reinsurance segment. All data shown for the AmTrust Reinsurance segment in the tables that follow are from the Company’s quota share contracts with AmTrust, both the multi-year AmTrust Quota Share and the annually renewable European Hospital Liability Quota Share. AmTrust purchases significant reinsurance for losses above $10 million covered by the AmTrust Quota Share. The Company’s share of AmTrust’s losses net of reinsurance in the AmTrust Quota Share is generally 40%.
Additionally, for the Specialty Program portion of Covered Business only, AmTrust will be responsible for ultimate net loss otherwise recoverable from Maiden Reinsurance to the extent that the loss ratio to Maiden Reinsurance, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95%. Above and below the defined corridor, Maiden Reinsurance has reinsured losses at its proportional 40% share per the AmTrust Quota Share. Effective July 31, 2019, the Loss Corridor was amended such that the maximum amount covered is $40,500, the amount calculated by Maiden Reinsurance for the Loss Corridor coverage as of March 31, 2019. As of December 31, 2020, the projected amount covered by the Loss Corridor is $38,984. Any development above this maximum amount will be subject to the coverage of the LPT/ADC Agreement.
Recoverables from the LPT/ADC Agreement are displayed in the column "Impact of LPT/ADC" in the tables below. Amounts have been allocated to Accident Year and line of business according to the timing of the respective losses, based on the currently projected payout patterns. These allocations may shift over time as actual payments are made and payout patterns are re–estimated. Please refer to "Note 8 — Reinsurance" for additional information regarding the LPT/ADC Agreement..

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Workers' Compensation	Incurred loss and LAE, net of reinsurance (excluding impact of ADC)										At December 31, 2020
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$80,800	$81,493	$82,438	$81,240	$82,301	$83,039	$83,622	$84,710	$83,952	$86,117	$2,665	$2,529
2009	102,240	102,245	103,864	109,213	106,204	105,901	107,165	110,175	109,664	109,021	1,370	3,086
2010	106,799	113,880	118,209	120,243	125,020	124,073	123,968	127,215	127,381	126,621	6,602	5,720
2011	104,923	125,549	130,712	132,728	133,995	133,916	135,379	138,600	139,685	141,272	6,624	7,942
2012		136,960	168,016	173,946	171,040	172,692	181,616	192,087	188,879	192,263	11,706	12,939
2013			237,019	245,765	238,392	242,447	261,915	276,249	273,571	281,580	18,079	19,411
2014				379,589	365,515	382,260	419,748	457,363	455,521	449,374	35,147	37,364
2015					474,140	474,212	526,269	551,145	545,271	549,857	43,175	56,114
2016						528,906	568,006	627,728	603,529	579,849	69,537	68,467
2017							615,957	654,362	613,577	593,920	50,255	84,180
2018								592,566	580,528	575,765	43,320	98,477
2019									12,751	9,945	1,311	—
Total										$3,695,584	$289,791	$396,229
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$68,400	$72,823	$76,018	$77,370	$78,161	$79,230	$81,159	$82,436	$82,709	$82,286
2009	71,963	83,464	89,462	93,425	96,396	98,811	100,103	101,823	102,877	103,771
2010	61,322	82,614	95,120	103,280	108,171	114,639	115,014	115,959	116,332	114,730
2011	33,089	69,357	91,414	105,584	114,107	115,966	122,579	124,315	125,843	129,408
2012		45,030	88,382	119,059	138,706	150,543	158,807	164,512	168,154	172,251
2013			56,249	121,182	168,785	199,300	216,527	227,502	234,342	248,103
2014				69,512	189,954	268,467	321,258	355,414	370,176	383,529
2015					86,695	246,616	338,642	388,640	417,736	448,867
2016						110,051	284,501	380,602	428,651	449,347
2017							111,508	274,596	448,551	485,611
2018								110,954	409,986	465,762
2019									3,907	5,821
Total										3,089,486
		All outstanding liabilities prior to 2008, net of reinsurance								249
Total net reserves excluding impact of ADC										606,347
Impact of ADC										(396,229)
Total net reserves including impact of ADC										$210,118

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
Our initial underwriting year loss projections are generally based on the ELR method, derived from historical performance after the consideration of loss and premium trends. This proportional exposure is medium tailed, and the IBNR is typically derived from the use of the initial ELR, or the FS method as claim counts emerge, for the first several years following the earning of the exposure, followed by a transition to the BF and the LD methods.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

General Liability	Incurred loss and LAE, net of reinsurance (excluding impact of ADC)										At December 31, 2020
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$28,786	$31,921	$33,051	$33,792	$34,169	$35,985	$36,627	$37,605	$36,996	$40,398	$3,521	$202
2009	19,311	28,384	29,123	30,902	32,418	34,040	34,863	35,138	35,410	36,228	1,199	290
2010	15,783	28,850	34,761	36,455	38,536	38,298	41,597	42,884	43,062	45,490	1,296	866
2011	11,334	24,731	35,628	40,557	42,100	45,303	49,338	52,746	53,499	55,607	2,268	1,307
2012		21,281	33,445	42,450	48,851	50,800	55,991	59,948	63,429	63,704	5,147	1,963
2013			42,021	43,116	66,869	68,641	79,731	89,204	92,032	95,050	4,452	3,207
2014				65,469	66,558	77,930	99,873	111,970	116,085	119,367	11,697	5,837
2015					118,111	95,766	122,942	139,518	154,071	154,529	19,486	10,026
2016						98,149	114,864	120,911	148,371	147,858	28,163	13,924
2017							116,158	133,533	165,268	161,354	39,884	18,703
2018								121,991	153,822	148,817	60,290	24,162
2019									5,427	6,017	4,883	—
Total										$1,074,419	$182,286	$80,487
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$20,935	$26,288	$29,384	$32,849	$32,423	$32,765	$34,935	$36,699	$34,893	$37,253
2009	7,840	13,904	19,727	24,298	28,312	30,924	32,878	33,473	32,487	34,984
2010	5,140	11,187	19,010	26,429	30,948	34,125	37,317	39,214	39,888	42,509
2011	2,813	6,072	12,158	22,963	31,619	39,350	41,257	47,141	49,178	51,492
2012		5,084	13,224	18,020	29,752	40,864	45,775	53,526	56,538	55,350
2013			4,996	10,226	32,249	44,698	58,377	70,074	76,996	83,571
2014				3,503	24,581	36,026	57,678	77,259	86,101	92,861
2015					20,849	33,963	52,350	79,291	98,278	112,542
2016						6,402	21,959	45,855	67,064	88,627
2017							6,967	27,001	51,545	79,531
2018								7,907	24,618	42,792
2019									27	314
Total										721,826
		All outstanding liabilities prior to 2008, net of reinsurance								135
Total net reserves excluding impact of ADC										352,728
Impact of ADC										(80,487)
Total net reserves including impact of ADC										$272,241

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Commercial Auto Liability	Incurred loss and LAE, net of reinsurance (excluding impact of ADC)										At December 31, 2020
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$29,890	$32,769	$33,700	$34,522	$34,584	$35,975	$35,521	$35,382	$35,542	$37,746	$2,083	$81
2009	22,183	26,275	28,551	30,812	31,024	30,468	30,919	31,033	31,064	31,082	502	72
2010	26,239	33,457	37,154	38,043	40,193	40,523	42,146	41,996	42,070	40,637	218	28
2011	16,193	24,292	29,577	32,578	33,839	34,790	36,149	36,065	34,643	34,707	489	37
2012		20,863	32,691	40,076	44,812	48,116	46,150	45,753	45,917	45,902	83	—
2013			33,473	44,771	50,647	59,702	63,162	62,163	63,620	63,532	383	26
2014				47,525	55,023	73,966	82,427	89,299	92,572	94,238	1,885	123
2015					66,967	92,955	106,560	119,141	127,560	129,849	3,298	353
2016						121,828	118,210	144,077	171,504	170,275	10,345	1,468
2017							156,575	189,257	220,457	230,972	36,791	3,930
2018								177,150	224,780	230,200	67,728	10,153
2019									79,172	77,371	36,931	—
2020										—	(7)	$—
Total										$1,186,511	$160,729	$16,271
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$25,207	$29,386	$30,975	$32,643	$33,536	$34,074	$34,803	$35,284	$36,968	$34,982
2009	14,532	18,736	22,959	26,975	29,226	29,829	29,842	30,204	31,194	30,337
2010	14,203	21,050	28,602	34,855	37,734	39,413	39,750	40,282	40,395	40,407
2011	5,721	12,333	18,813	25,808	29,769	32,362	33,130	33,155	33,451	33,872
2012		6,693	14,979	26,508	35,460	43,745	44,165	45,555	45,751	45,819
2013			8,267	19,865	34,379	48,122	57,349	59,600	62,331	62,562
2014				8,450	22,858	42,960	64,459	79,766	87,458	90,761
2015					13,102	39,179	62,945	86,433	107,707	118,753
2016						19,071	48,595	76,635	113,174	133,826
2017							26,863	69,657	115,623	154,600
2018								30,018	67,080	107,184
2019									9,456	22,799
2020										7
Total										875,909
		All outstanding liabilities prior to 2008, net of reinsurance								65
Total net reserves excluding impact of ADC										310,667
Impact of ADC										(16,271)
Total net reserves including impact of ADC										$294,396

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
Our initial underwriting year loss projections are generally based on the ELR method, derived from historical performance after the consideration of loss and premium trends. Loss reporting for this line is unique, as a large proportion of claims are initially reserved but eventually closed with no payment, as the insurer is found to have no liability after investigation of the fundamentals of the claim. In addition, the underlying insurance policies assumed are subject to deductibles on both a per claim and aggregate basis. For these reasons, the LD method is not typically employed to estimate aggregate losses, although development methodologies are used in estimating ultimate claim counts and severities. After the first several years, we utilize a FS methodology; frequency is estimated on a reported claim basis and adjusted for an estimate of the proportion of claims which will close with no payment, while severity is estimated on both a gross and net of deductible basis.

European Hospital Liability	Incurred loss and LAE, net of reinsurance										At December 31, 2020
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2011	$53,686	$25,077	$38,818	$53,632	$51,016	$70,247	$68,115	$65,312	$67,770	$68,076	$(2,016)
2012		86,197	87,851	87,000	111,555	99,792	94,490	122,115	127,380	128,394	5,327
2013			52,960	66,535	69,407	91,182	83,373	106,864	113,194	114,707	6,568
2014				55,098	58,019	62,145	69,148	87,192	92,886	94,020	8,802
2015					51,369	49,873	64,935	71,395	74,802	75,060	7,381
2016						48,094	55,367	72,467	75,207	73,562	8,135
2017							44,277	56,413	58,715	57,146	7,174
2018								48,199	34,186	35,196	867
2019									17,174	15,897	2,127
Total										$662,058	$44,365
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2011	$1,185	$4,696	$13,855	$25,424	$31,100	$38,642	$44,708	$49,239	$53,327	$58,251
2012		5,195	16,611	37,805	49,240	63,306	74,646	83,322	89,942	100,802
2013			3,228	16,238	27,939	42,628	53,587	60,054	67,891	82,179
2014				4,544	12,799	26,605	37,866	42,489	50,120	62,995
2015					3,752	11,932	24,634	31,439	37,756	49,524
2016						3,872	11,502	19,057	25,349	37,625
2017							1,382	4,772	8,178	15,873
2018								995	2,449	5,836
2019									12,388	1,731
Total										414,816
Total net reserves										$247,242

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
AmTrust Reinsurance - All Other Lines: This category includes all lines except Workers' Compensation, General Liability, and Commercial Auto from the Small Commercial Business and Specialty Program Divisions. The predominant exposures are property and auto physical damage.

All Other Lines	Incurred loss and LAE, net of reinsurance (excluding impact of ADC)										At December 31, 2020
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total IBNR	Impact of ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$27,630	$28,724	$28,715	$29,149	$29,237	$29,070	$29,576	$29,574	$29,519	$24,045	$(779)	$—
2009	12,516	20,349	11,959	13,329	14,309	14,492	16,088	15,653	14,617	15,750	379	—
2010	14,440	15,182	24,718	15,484	16,078	16,105	17,071	17,059	15,438	15,905	52	—
2011	18,822	19,948	26,343	27,509	22,359	22,616	23,376	23,506	21,469	21,515	155	—
2012		14,697	18,443	19,426	21,898	18,673	19,850	20,260	19,578	17,969	(140)	152
2013			17,806	17,630	28,058	22,918	21,313	21,669	21,735	20,644	498	246
2014				20,597	25,268	26,021	24,958	26,278	24,929	21,496	(2)	123
2015					52,706	54,857	49,631	49,463	47,882	44,939	793	50
2016						79,654	74,948	72,384	73,602	67,060	3,039	113
2017							104,637	96,812	92,904	96,196	1,252	218
2018								96,910	103,489	101,553	(1,795)	627
2019									37,945	43,146	597	—
2020										—	(29)	—
Total										$490,218	$4,020	$1,529
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$25,776	$29,710	$29,900	$31,217	$29,388	$29,177	$30,833	$30,683	$29,234	$24,706
2009	7,891	8,084	8,743	11,093	13,105	13,870	15,224	15,051	14,009	14,954
2010	12,373	12,332	13,012	15,375	15,748	16,058	16,919	16,786	15,285	15,853
2011	13,840	16,424	17,571	21,279	22,044	22,715	23,892	23,661	21,481	21,343
2012		10,308	14,031	16,033	16,936	17,946	18,205	18,685	17,559	18,071
2013			11,877	15,997	17,509	20,258	20,456	20,447	19,343	20,146
2014				12,028	20,277	20,940	22,018	26,194	21,405	21,497
2015					28,929	45,208	42,631	41,962	44,179	43,622
2016						42,795	69,805	65,452	63,234	63,450
2017							48,903	80,726	80,735	93,212
2018								56,539	86,455	98,386
2019									22,095	38,793
2020										4
Total										474,037
	All outstanding liabilities prior to 2008, net of reinsurance									(1)
Total net reserves excluding impact of ADC										16,180
Impact of ADC										(1,529)
Total net reserves including impact of ADC										$14,651

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Reconciliation of Development Tables to Consolidated Balance Sheet
The following table represents a reconciliation of the net incurred and paid claims development tables to the reserve for loss and LAE in the Consolidated Balance Sheet at December 31, 2020:

	December 31, 2020
	Total Net Reserves (including impact of ADC)	Reinsurance Recoverables on unpaid claims	Total Gross Reserves
Diversified Reinsurance
International	$61,155	$4,658	$65,813
European Capital Solutions	27,839	—	27,839
Other reconciling items	4,482	67,972	72,454
Total Diversified Reinsurance - Segment	93,476	72,630	166,106

AmTrust Reinsurance
Workers' Compensation	210,118	396,229	606,347
General Liability	272,241	80,487	352,728
Commercial Auto Liability	294,396	16,271	310,667
European Hospital Liability	247,242	—	247,242
All Other Lines	14,651	1,529	16,180
Total	1,038,648	494,516	1,533,164
Other reconciling items	168,604	25,425	194,029
Total AmTrust Reinsurance - Segment	1,207,252	519,941	1,727,193
Total reserves and LAE	$1,300,728	$592,571	$1,893,299
b)Claims duration disclosure
The following unaudited supplementary information represents the average annual percentage payout of net loss and LAE by age, net of reinsurance, for both our reportable segments at December 31, 2020:

	Average annual payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Diversified Reinsurance
International	50.0%	37.2%	5.2%	2.7%	(0.4)%	—%	(0.5)%	(0.3)%	1.9%	4.8%
European Capital Solutions	18.2%	18.8%	20.2%	19.6%	4.3%	—%	—%	—%	—%	—%
AmTrust Reinsurance
Workers' Compensation	18.6%	31.5%	17.7%	9.1%	5.6%	4.1%	3.1%	2.4%	1.3%	1.6%
General Liability	6.1%	10.9%	13.7%	16.7%	14.8%	9.8%	7.4%	6.3%	2.0%	3.2%
Commercial Auto Liability	11.9%	17.6%	19.0%	19.3%	14.4%	6.8%	4.1%	0.9%	0.9%	1.1%
European Hospital Liability	3.6%	8.1%	12.3%	12.7%	11.3%	9.3%	6.9%	7.2%	7.1%	7.1%
All other lines	56.9%	32.3%	2.5%	5.9%	6.2%	(0.8)%	3.1%	(0.6)%	(0.7)%	(0.2)%
The average annual payout of incurred claims by age, net of reinsurance, is calculated using the amount of claims paid in each development year and is compared with the estimated incurred claims as of the most recent period presented.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions
The Founding Shareholders of the Company were Michael Karfunkel, George Karfunkel and Barry Zyskind. Based on each individual's most recent public filing, Leah Karfunkel (wife of the late Michael Karfunkel) owns or controls approximately 7.9% of the outstanding shares of the Company and Barry Zyskind (the Company's non-executive chairman) owns or controls approximately 7.4% of the outstanding shares of the Company. George Karfunkel owns or controls less than 5.0% of the outstanding shares of the Company. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the chief executive officer and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 53.2% of the ownership interests of Evergreen Parent LP, the ultimate parent of AmTrust.
The following describes transactions that have transpired between the Company and AmTrust:
AmTrust Quota Share
Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended ("Master Agreement"), pursuant to which Maiden Reinsurance and AmTrust's Bermuda reinsurance subsidiary, AII, entered into the AmTrust Quota Share by which AII retroceded to Maiden Reinsurance an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance and 40% of losses. The Master Agreement further provided that AII receive a ceding commission of 31% of ceded premiums written. On June 11, 2008, Maiden Reinsurance and AII amended the AmTrust Quota Share to add Retail Commercial Package Business to the Covered Business. AII receives a ceding commission of 34.375% on Retail Commercial Package Business. On July 1, 2016, the agreement was renewed through June 30, 2019. Effective July 1, 2018, the amount AEL ceded to Maiden Reinsurance was reduced to 20%.
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
Effective July 31, 2019, Maiden Reinsurance and AII entered into a Commutation and Release Agreement which provided for AII to assume all reserves ceded by AII to Maiden Reinsurance with respect to its proportional 40% share of the ultimate net loss under the AmTrust Quota Share related to the commuted business including: (a) all losses incurred in Accident Year 2017 and Accident Year 2018 under California workers' compensation policies and as defined in the AmTrust Quota Share ("Commuted California Business"); and (b) all losses incurred in Accident Year 2018 under New York workers' compensation policies ("Commuted New York Business"), and together with the Commuted California Business ("Commuted Business") in exchange for the release and full discharge of Maiden Reinsurance from all of its obligations to AII with respect to the Commuted Business. The Commuted Business excludes any business classified by AII as Specialty Program or Specialty Risk business.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
European Hospital Liability Quota Share
Effective April 1, 2011, Maiden Reinsurance entered into the European Hospital Liability Quota Share with AEL and AIU DAC. Pursuant to the terms of the European Hospital Liability Quota Share, Maiden Reinsurance assumed 40% of the premiums and losses related to policies classified as European Hospital Liability, including associated liability coverages and policies covering physician defense costs, written or renewed on or after April 1, 2011. The European Hospital Liability Quota Share also covers policies written or renewed on or before March 31, 2011, but only with respect to losses that occur, accrue or arise on or after April 1, 2011. The maximum limit of liability attaching shall be €5,000 (€10,000 effective January 1, 2012) or currency equivalent (on a 100% basis) per original claim for any one original policy. Maiden Reinsurance paid a ceding commission of 5% on contracts assumed under the European Hospital Liability Quota Share.
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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Consolidated Income Statements for the years ended December 31, 2020 and 2019, respectively:

For the Year Ended December 31,	2020	2019
Gross and net premiums written	$(9,068)	$(581,001)
Net premiums earned	57,992	364,711
Net loss and loss adjustment expenses	(17,031)	(402,679)
Commission and other acquisition expenses	(20,321)	(139,862)
Collateral provided to AmTrust
a) AmTrust Quota Share
To provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of the AmTrust's insurance subsidiaries, established trust accounts ("Trust Accounts") for their benefit. Maiden Reinsurance agreed to provide appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral can take the form of (a) assets loaned by Maiden Reinsurance to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Reinsurance for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Reinsurance and delivered to an AmTrust subsidiary on AII's behalf. Maiden Reinsurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Reinsurance's proportionate share of its obligations under the AmTrust Quota Share. Maiden Reinsurance satisfied its collateral requirements under the AmTrust Quota Share with AII as follows:
•.by lending funds of $167,975 at December 31, 2020 and 2019 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014, is carried at cost, and interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. The interest income on the loan was $3,996 for the year ended December 31, 2020 (2019 - $6,983) and the effective yield was 2.4% (2019 - 4.2%).
•.on January 30, 2019, in connection with the termination of the reinsurance agreements described above, the Company and AmTrust amended the Loan Agreement between Maiden Reinsurance, AmTrust and AII, originally entered into on November 16, 2007, extending the maturity date to January 1, 2025 and acknowledges that due to the termination of the AmTrust Quota Share, no further loans or advances may be made pursuant to the Loan Agreement;
•.effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral at December 31, 2020 was approximately $666,879 (2019 - $1,155,955) and the accrued interest was $3,048 (2019 - $7,366). Please refer to "Note 4. (e) Investments" for additional information.
•.on January 11, 2019, a portion of the existing trust accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred cash and investments of $575,000 to AmTrust as a funds withheld receivable which initially had an annual interest rate of 3.5%, subject to annual adjustment. The annual interest rate was adjusted to 2.65% for the year ended December 31, 2020. At December 31, 2020, the balance of funds withheld was $575,000 (2019 - $575,000) and the accrued interest was $3,845 (2019 - $5,073). The interest income on the funds withheld receivable was $15,297 for the year ended December 31, 2020 (2019 - $19,572).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
Pursuant to the terms of the LPT/ADC Agreement, Maiden Reinsurance, Cavello and AmTrust and certain of its affiliated companies entered into a Master Collateral Agreement (“MCA”) to define and enable the operation of collateral provided under the AmTrust Quota Share. Under the MCA, Cavello provided letters of credit to AmTrust on behalf of Maiden Reinsurance in an amount representing Cavello's obligations under the LPT/ADC Agreement. Because these letters of credit replaced other collateral previously provided directly by Maiden Reinsurance to AmTrust, the MCA coordinates the collateral protection that will be provided to AmTrust to ensure that no gaps in collateral funding occur by operation of the LPT/ADC Agreement and related MCA. As a result of entering into both the LPT/ADC Agreement and the MCA, certain post-termination endorsements (“PTEs”) to the AmTrust Quota Share between AII and Maiden Reinsurance were required.
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
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of collateral held in reinsurance trust accounts at December 31, 2020 was $318,063 (2019 - $253,631) and the accrued interest was $2,283 (2019 - $1,821). For AIU DAC, Maiden Reinsurance utilizes funds withheld to satisfy its collateral requirements. AIU DAC pays Maiden Reinsurance a fixed annual interest rate of 0.5% on the average daily funds withheld balance which is subject to annual adjustment. At December 31, 2020, the funds withheld balance was $28,093 (2019 - $57,305) and the accrued interest was $318 (2019 - $269). The interest income on the funds withheld receivable was $350 for the year ended December 31, 2020 (2019 - $268).
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
Maiden Reinsurance recorded $725 of reinsurance brokerage expense for the year ended December 31, 2020 (2019 - $4,559), and deferred reinsurance brokerage of $1,534 at December 31, 2020 (2019 - $2,372) as a result of this agreement.
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $1,369 of investment management fees for the year ended December 31, 2020 (2019 - $2,512) under this agreement.

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
On November 13, 2020, Maiden LF, Maiden GF, AmTrust and AIIM entered into a novation agreement, effective July 1, 2020, which provided for the novation of the asset management agreement, dated January 1, 2018 between Maiden LF, Maiden GF and AIIM, and the release by Maiden LF and Maiden GF of AIIM's obligations under the asset management agreement. The novation mandates that AmTrust is to be bound by the terms of the asset management agreement in place of AIIM and AmTrust agrees to perform any and all past, present and future obligations of AIIM under the asset management agreement.
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
The fee for this agreement was an initial $100 retainer for re-domestication services and $100 annually and reimbursement for reasonable out-of-pocket expenses incurred by Risk Services pursuant to the terms of the agreement. The Company recorded $100 of annual fees for the year ended December 31, 2020 (2019 - $101 which included the initial retainer plus fees).
683 Capital Partners, LP (“683 Partners”)
At December 31, 2020, 683 Partners and its affiliates own or control approximately 8.9% of the outstanding common shares of the Company. 683 Partners and its affiliates are not related parties as defined in ASC 850: Related Party Disclosures.
683 Partners had previously reported in a SEC filing that they own Preference Shares of the Company and Senior Notes issued by both Maiden Holdings and Maiden NA. Effective December 24, 2020, 683 Partners ceased to own any Preference Shares as it sold all its Preference Shares to Maiden Reinsurance through the Company’s cash tender offer ("2020 Tender Offer") to purchase these Preference Shares. In addition, 683 Partners owns $369 of the Company's 2016 Senior Notes and $663 of the Company's 2013 Senior Notes.
Limited Partnership Agreement with 683 Capital Management, LLC ("683 Capital")
In July 2020, the Company and 683 Capital entered into a limited partnership agreement (“683 LP Agreement”) whereby 683 Capital will separately manage certain funds of Maiden Reinsurance at its discretion, subject to guidelines established by the parties. Under the 683 LP Agreement, Maiden Reinsurance will pay 683 Capital a management fee and subject to certain metrics agreed to by the parties, an incentive fee upon attainment of those metrics. Maiden Reinsurance may periodically and in its discretion increase the amount invested under the 683 LP Agreement, and subject to certain conditions, reduce the amount invested under the 683 LP Agreement. Hedge fund investments of $29,435 were managed by 683 Capital under this agreement at December 31, 2020.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Concentrations
a) Concentrations of Credit Risk
At December 31, 2020 and 2019, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, funds withheld receivable and reinsurance recoverable on unpaid losses. Please refer to "Note 8 — Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. Letters of credit are provided by its reinsurers for material amounts recoverable as discussed further in "Note 8 — Reinsurance".
The Company manages concentration of credit risk in the investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- from A.M. Best at December 31, 2020. To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at December 31, 2020 will be fully collectible.
b) Concentrations of Revenue
During the year ended December 31, 2020, net premiums earned from AmTrust accounted for $57,992 or 54.7% of total net premiums earned (2019 – $364,711 or 81.5%).
c) Brokers
The Company formerly marketed its Diversified Reinsurance segment through third-party intermediaries as well as directly through its own marketing efforts. The majority of business within the Diversified Reinsurance segment was marketed directly through our own efforts therefore there was no significant reliance on brokers for the years ended December 31, 2020 and 2019.
d) Letters of Credit
At December 31, 2020, the Company had letters of credit outstanding of $67,386 (2019 - $66,652) for collateral purposes which are secured by cash and fixed maturities with a fair value of $83,041 at December 31, 2020 (2019 - $86,032).
e) Employment Agreements
The Company has entered into employment agreements with certain individuals. The employment agreements provide for executive benefits and severance payments under certain circumstances.
f) Operating Lease Commitments
The Company leases office spaces, housing, office equipment and company vehicles under various operating leases expiring in various years through 2024. The Company did not enter into any new lease arrangements during the year ended December 31, 2020 however during the year one of its existing leases had been renewed through 2024. The Company's leases are all currently classified as operating leases and none of them have any non-lease components. For operating leases that have a lease term of more than twelve months, the Company recognized a lease liability and a right-of-use asset in the Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 10%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability.
The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's weighted-average remaining lease term is approximately 2.3 years at December 31, 2020.
At December 31, 2020, the Company's future lease obligations of $1,638 (December 31, 2019 - $2,342) was calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate. This amount has been recognized on the Consolidated Balance Sheets as a lease liability of $1,638 within accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets.
Under Topic 842, Leases, the Company continues to recognize the related leasing expense on a straight-line basis over the lease term on the Consolidated Statements of Income. The Company's total lease expense for the year ended December 31, 2020 was $1,563 (2019 - $1,776) recognized within net income consistent with the prior accounting treatment under Topic 840. The operating cash outflows from operating leases included in the measurement of the lease liability during the year ended December 31, 2020 was $1,233 (2019 - $1,363).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Concentrations (continued)
At December 31, 2020, the scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

December 31, 2020
2021	$847
2022	847
2023	96
2024	48
Discount for present value	(200)
Total discounted operating lease liabilities	$1,638
g) Other Commitments
The Company has remaining unfunded commitments on its investment in limited partnerships of $326 at December 31, 2020 (2019 - $340). The Company also has remaining unfunded commitments on its investments in special purpose vehicles focused on lending activities of $19,823 at December 31, 2020 (2019 - $767). Lastly, the Company has remaining unfunded commitments on its private equity investments of $43,164 at December 31, 2020 (2019 - $0).
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Concentrations (continued)

A putative class action complaint was filed against Maiden Holdings, Arturo M. Raschbaum, Karen L. Schmitt, and John M. Marshaleck in the United States District Court for the District of New Jersey on February 11, 2019. On February 19, 2020, the Court appointed lead plaintiffs, and on May 1, 2020, lead plaintiffs filed an amended class action complaint (the “Amended Complaint”). The Amended Complaint asserts violations of Section 10(b) of the Exchange Act and Rule 10b-5 (and Section 20(a) for control person liability) arising in large part from allegations that Maiden failed to take adequate loss reserves in connection with reinsurance provided to AmTrust. Plaintiffs further claim that certain of Maiden Holdings’ representations concerning its business, underwriting and financial statements were rendered false by the allegedly inadequate loss reserves, that these misrepresentations inflated the price of Maiden Holdings' common stock, and that when the truth about the misrepresentations was revealed, the Company’s stock price fell, causing Plaintiffs to incur losses. On September 11, 2020, a motion to dismiss was filed on behalf of all Defendants; we cannot predict when the Court will issue a decision on the motion. We believe the claims are without merit and we intend to vigorously defend ourselves. It is possible that additional lawsuits will be filed against the Company, its subsidiaries and its respective officers due to the diminution in value of our securities as a result of our operating results and financial condition. It is currently uncertain as to the effect of such litigation on our business, operating results and financial condition.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings (loss) per common share:

For the Year Ended December 31,	2020	2019
Numerator:
Net income (loss) from continuing operations	$41,762	$(109,362)
Gain from repurchase of preference shares – Series A, C and D	38,195	—
Amount allocated to participating common shareholders(1)	(1,386)	—
Income (loss) available to Maiden common shareholders, before discontinued operations	78,571	(109,362)
Loss from discontinued operations, net of income tax expense	—	(22,541)
Net income (loss) allocated to Maiden common shareholders	$78,571	$(131,903)
Denominator:
Weighted average number of common shares – basic and diluted(2)	84,333,514	83,061,259
Potentially dilutive securities:
Share options and restricted share units(2)	141	—
Adjusted weighted average common shares and assumed conversions – diluted	84,333,655	83,061,259
Basic and diluted earnings (loss) from continuing operations per share attributable to Maiden common shareholders:	$0.93	$(1.32)
Basic and diluted loss from discontinued operations per share attributable to Maiden common shareholders	—	(0.27)
Basic and diluted earnings (loss) per share attributable to Maiden common shareholders:	$0.93	$(1.59)
(1)This represents the share in net income using the two-class method for holders of non-vested restricted shares issued to the Company's employees under the 2019 Omnibus Incentive Plan.
(2)Please refer to "Note 13. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" in the Notes to Consolidated Financial Statements for the terms and conditions of securities that could potentially be dilutive in the future. For the year ended December 31, 2020, there were 141 potentially dilutive securities.

13. Shareholders’ Equity
At December 31, 2020, the aggregate authorized share capital of the Company is 150,000,000 shares from which 89,815,175 common shares were issued, of which 84,801,161 common shares are outstanding, and 18,600,000 preference shares were issued, all of which are outstanding. The remaining 41,584,825 shares are undesignated at December 31, 2020. Excluding the preference shares held by Maiden Reinsurance, a total of 15,772,405 preference shares are held by non-affiliates.
Pursuant to the 2020 Tender Offer, on December 24, 2020, Maiden Reinsurance accepted for purchase (i) 545,218 shares of the Company's 8.25% Non-Cumulative Preference Shares Series A, (ii) 1,203,466 shares of the Company's 7.125% Non-Cumulative Preference Shares Series C and (iii) 1,078,911 shares of the Company's 6.7% Non-Cumulative Preference Shares Series D for a total amount of $29,690 excluding other fees and expenses. The acquisition by Maiden Reinsurance of the Preference Shares pursuant to the 2020 Tender Offer was made in compliance with the Company's investment policy previously approved by the Vermont DFR. Please refer to "Notes to Consolidated Financial Statements - Note 17 — Subsequent Events" for further information on our preference shares.
The following table shows the summary of changes in the Company's preference and common shares outstanding:

For the Year Ended December 31, 2020	Series A	Series C	Series D	Total
Outstanding shares – January 1 and December 31	6,000,000	6,600,000	6,000,000	18,600,000
Shares purchased and held by Maiden Reinsurance	(545,218)	(1,203,466)	(1,078,911)	(2,827,595)
Shares held by non-affiliates – December 31	5,454,782	5,396,534	4,921,089	15,772,405

For the Year Ended December 31,	2020	2019
Outstanding shares – January 1	83,148,458	82,948,577
Issuance of vested restricted shares and restricted share units	1,653,537	223,101
Shares repurchased	(834)	(23,220)
Outstanding shares – December 31	84,801,161	83,148,458

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
13. Shareholders’ Equity (continued)
The Company's common shares have a par value of $0.01 per share. Our common shareholders are entitled to receive dividends and allocated one vote per common share subject to downward adjustment under certain circumstances. For the years ended December 31, 2020 and 2019, the Company's Board of Directors did not declare any dividends to common shareholders.
b) Preference Shares – Series D
On June 15, 2017, the Company issued and authorized a total of 6,000,000, 6.7% Preference Shares – Series D (the "Series D"), par value $0.01 per share, at a price of $25 per preference share. The Series D have no stated maturity date and are redeemable in whole or in part at the sole option of the Company any time after June 15, 2022, subject to certain regulatory restrictions at a redemption price of $25 per preference share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Additionally, at any time prior to June 15, 2022, the Company may redeem all but not less than all of the Series D at a redemption price of $25 per share, plus declared and unpaid dividends, if any, to, but excluding, the date of redemption subject to certain conditions and regulatory approval. Pursuant to the 2020 Tender Offer, on December 24, 2020, Maiden Reinsurance accepted for purchase 1,078,911 shares of the Company's 6.7% Series D for $10.50 per share.
Dividends on the Series D shares are non-cumulative. Consequently, in the event a dividend is not declared on the Series D for any dividend period, holders of Series D will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. The holders of Series D will be entitled to receive dividend payments only when, as and if declared by the Company's Board of Directors or a duly authorized committee of the Board of Directors. During any dividend period, so long as any Series D remain outstanding, unless the full dividends for the latest completed dividend period on all outstanding Series D have been declared and paid, no dividend shall be paid or declared on the common shares.
The holders of the Series D, together with other preference share series, have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods. For the years ended December 31, 2020 and 2019, the Company did not declare or pay dividends on the Series D shares. No dividends have been declared by the Company's Board of Directors on the Series D shares since the fourth quarter of 2018. On December 15, 2020, pursuant to their rights under the securities as stipulated, holders of the Preference Share Series A, C and D collectively elected two additional members to the Company's Board of Directors.
c) Preference Shares – Series C
On November 25, 2015, the Company issued and authorized a total of 6,600,000 7.125% Preference Shares – Series C (the "Series C"), par value $0.01 per share, at a price of $25 per preference share. The Series C shares have no stated maturity date and are redeemable in whole or in part at the sole option of the Company any time after December 15, 2020 at a redemption price of $25 per preference share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Pursuant to the 2020 Tender Offer, on December 24, 2020, Maiden Reinsurance accepted for purchase 1,203,466 shares of the Company's 7.125% Series C for $10.50 per share.
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
The holders of the Series C, together with other preference share series, have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods. For the years ended December 31, 2020 and 2019, the Company did not declare or pay dividends on the Series C shares. No dividends have been declared by the Company's Board of Directors on the Series C shares since the fourth quarter of 2018. On December 15, 2020, pursuant to their rights under the securities as stipulated, holders of the Preference Share Series A, C and D collectively elected two additional members to the Company's Board of Directors.
d) Preference Shares - Series A
On August 22, 2012, the Company issued and authorized a total of 6,000,000 8.25% Preference Shares – Series A (the "Series A"), par value $0.01 per share, at a price of $25 per preference share. The Series A have no stated maturity date and are redeemable in whole or in part at the sole option of the Company any time after August 29, 2017 at a redemption price of $25 per preference share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Pursuant to the 2020 Tender Offer, on December 24, 2020, Maiden Reinsurance accepted for purchase 545,218 shares of the Company's 8.25% Series A for $10.50 per share.
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
The holders of the Series A, together with other preference share series, have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods. For the years ended December 31, 2020 and 2019, the Company did not declare or pay dividends on the Series A shares. No dividends have been declared by the Company's Board of Directors on the Series A shares since the fourth quarter of 2018.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
13. Shareholders’ Equity (continued)
On December 15, 2020, pursuant to their rights under the securities as stipulated, holders of the Preference Share Series A, C and D collectively elected two additional members to the Company's Board of Directors.
f) Treasury Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common shares from time to time at market prices. At December 31, 2020 and 2019, the Company has a remaining authorization of $74,245 for share repurchases. No repurchases were made during the years ended December 31, 2020 and 2019 under the share repurchase plan.
During the year ended December 31, 2020, the Company repurchased a total of 834 shares (2019 - 23,220) at an average price per share of $1.13 (2019 - $0.78) from employees, which represent tax withholding in respect of tax obligations on the vesting of restricted shares and performance based shares.
g) Accumulated Other Comprehensive Income
The following tables set forth financial information regarding the changes in the balances of each component of AOCI for the years ended December 31, 2020 and 2019:

For the Year Ended December 31, 2020	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$21,996	$(4,160)	$17,836
Other comprehensive income (loss) before reclassifications	40,008	(21,340)	18,668
Amounts reclassified from AOCI to net income, net of tax	(12,647)	—	(12,647)
Net current period other comprehensive income (loss)	27,361	(21,340)	6,021
Ending balance, Maiden shareholders	$49,357	$(25,500)	$23,857

For the Year Ended December 31, 2019	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(59,762)	$(5,932)	$(65,694)
Other comprehensive income before reclassifications	97,198	1,772	98,970
Amounts reclassified from AOCI to net income, net of tax	(15,440)	—	(15,440)
Net current period other comprehensive income	81,758	1,772	83,530
Ending balance, Maiden shareholders	$21,996	$(4,160)	$17,836
The following table presents details about amounts reclassified from AOCI:

Consolidated Statements of Income Line Item that Includes Reclassification	For the Year Ended December 31,
	2020	2019
Net realized gains on investment	$15,115	$15,605
Net impairment losses recognized in earnings	(2,468)	(165)
Total before tax	12,647	15,440
Income tax expense	—	—
Total after tax	$12,647	$15,440

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
14. Share Compensation and Pension Plans
The Company’s Amended and Restated 2007 Share Incentive Plan ("2007 Plan") provided for grants of options, restricted shares and restricted share units. New shares were issued upon exercise of options and vesting of restricted shares and share units. The total number of common shares currently reserved for issuance under the Plan was 10,000,000. The 2007 Plan was administered by the Compensation Committee of the Board of Directors (the "Committee").
2019 Omnibus Incentive Plan
During the 2019 Annual General Meeting of Shareholders of the Company held on December 10, 2019, the 2007 Plan was terminated, assumed by and replaced with the 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"). The Company filed with the Securities and Exchange Commission ("SEC") the Form S-8 "Securities offered to employees pursuant to employee benefit plans" on January 20, 2020, which covers the offer and resale of up to 11,289,956 of the Company's common shares. Such shares may be offered and sold from time to time by certain officers and directors of the Company who have acquired or will acquire such shares pursuant to the 2019 Plan.
Share Options
Exercise prices of options are established at or above the fair market value of the Company’s common shares at the date of grant. Under the 2019 Omnibus Plan, unless otherwise determined by the Committee and provided in an award agreement, 25% of the options will become exercisable on the first anniversary of the grant date, with an additional 6.25% of the options vesting each quarter thereafter based on the grantee’s continued employment over a four-year period, and will expire ten years after grant date.
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
The following table shows all share option activity under the 2007 Plan for the years ended December 31, 2020 and 2019:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Option Exercise Prices (Low to High)
Outstanding, December 31, 2018	657,824	$7.92		4.40 years	$—	$3.24	$13.98
Granted	7,500	$1.31	$0.25
Expired	(119,320)	$5.78
Forfeited	(61,875)	$7.15
Outstanding, December 31, 2019	484,129	$8.44		3.63 years	$—	$1.31	$13.98
Expired	(213,379)	$7.50
Forfeited	(6,250)	$7.20
Outstanding, December 31, 2020	264,500	$9.22		4.72 years	$—	$1.31	$13.98
Total exercisable at December 31, 2020	207,625	$10.01		4.02 years	$—	$1.31	$13.98
The weighted average grant date fair value is $2.23 (2019 - $2.29) for all options outstanding at December 31, 2020. There was $9 (2019 - $65) of total unrecognized compensation cost related to non-vested options at December 31, 2020 which will be recognized during the next 0.27 years. There were no options exercised for the years ended December 31, 2020 and 2019.
Restricted Shares and Restricted Share Units
The fair value of each restricted share or restricted share unit is determined based on the market value of the Company's common shares on the date of grant. The total estimated fair value is amortized as an expense on a straight-line basis over the requisite service period as determined by the Committee, which varies between zero to three years for employees and one year for directors.
Performance-Based Restricted Share Units ("PB-RSU")
In 2011, the Committee formed a long-term incentive program under the 2007 Plan for certain senior leaders of the Company. Performance cycles were for three years, and settlement of the grants were made in common shares upon the decision of the Committee. This long-term incentive program was concluded in 2018 with final payouts in early 2019.
Non-Performance-Based Restricted Share Units ("NPB-RSU")
Beginning in 2012, the Committee approved an annual award of NPB-RSU with each annual award vesting over three years. The total fair value of restricted share units vested during the year ended December 31, 2020 was $0 (2019 - $219).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
14. Share Compensation and Pension Plans (continued)
Non-Performance-Based ("NPB") Restricted Shares
Starting in fiscal year 2019, the Company changed its practice of awarding a fixed number of restricted share units to the non-employee directors and instead now grants each director $65 worth of compensation in the form of either restricted shares, which vest on the first anniversary of the grant, share options or cash.
For the year ended December 31, 2020, the Company issued a total of 333,330 restricted shares to non-employee directors for compensation related to their services. The restricted shares were issued on June 1, 2020 pursuant to the 2019 Omnibus Plan and will vest in full on June 1, 2021. In 2019, compensation was granted in the form of cash paid to each director. It is the Company's intention that annually, on or around June 1, each non-employee director will receive a grant of $65 worth of compensation which, if non-cash compensation, will vest on the first anniversary of the grant.
The total fair value of NPB Restricted Shares that vested during the year ended December 31, 2020 was $1,136 (2019 - $582).
Discretionary Performance-Based ("PB") Restricted Shares
During the year ended December 31, 2020, a total of 982,974 restricted shares were granted to senior management pursuant to the 2019 Omnibus Plan, of which 744,680 restricted shares vested immediately with the remaining annual awards to vest after two years of service. The total fair value of PB Restricted Shares that vested during the year ended December 31, 2020 was $700.
The following table shows the summary of activity for the Company's restricted share awards:

	Non-Performance-Based Restricted Share Units		Non-Performance-Based Restricted Shares		Performance Based Restricted Share Units		Discretionary Performance-Based Restricted Shares
	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2018	25,000	$8.75	260,971	$5.94	847,645	$10.71	—	$—
Awards granted	—	$—	1,669,490	$0.79	—	$—	—	$—
Awards vested	(25,000)	$8.75	(91,823)	$6.34	(83,751)	$13.16	—	$—
Awards forfeited	—	$—	(19,841)	$1.26	(763,894)	$10.44	—	$—
Non-vested at December 31, 2019	—	$—	1,818,797	$1.24	—	$—	—	$—
Awards granted	—	$—	333,330	$1.20	—	$—	982,974	$1.02
Awards vested	—	$—	(908,857)	$1.25	—	$—	(744,680)	$0.94
Awards forfeited	—	$—	—	$—	—	$—	—	$—
Non-vested at December 31, 2020	—	$—	1,243,270	$1.22	—	$—	238,294	$1.26
Total unrecognized compensation cost of $831 related to restricted shares at December 31, 2020, which will be recognized during the next 0.70 years. Total share-based expense for the year ended December 31, 2020 was $2,445 (2019 - $1,911).
Pension Plans
The Company provides pension benefits to eligible employees principally through its sponsorship of various defined contribution plans which vary by subsidiary. The Company’s total expenses for its defined contribution pension plans for the year ended December 31, 2020 was $782 (2019 - $774).

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

		Maiden Reinsurance	Maiden LF	Maiden GF
Statutory Capital and Surplus
December 31, 2020		$972,350	$10,612	$10,650
December 31, 2019	(a)	921,984	10,234	8,791

Statutory Net Income (Loss)
For the Year Ended December 31, 2020		$52,707	$(540)	$20
For the Year Ended December 31, 2019	(a)	(103,521)	(785)	410
Effective March 16, 2020, the Company's principal operating subsidiary Maiden Reinsurance re-domesticated from Bermuda to the State of Vermont in the United States. Maiden Reinsurance is therefore subject to the statutes and regulations of Vermont in the ordinary course of business. We determined that re-domesticating Maiden Reinsurance to Vermont enables us to better align our capital and resources with our liabilities, which originate mostly in the United States, resulting in a more efficient structure. The re-domestication, in combination with transactions completed pursuant to the Strategic Review, continue to strengthen the Company’s capital position and solvency ratios. While the Vermont DFR is currently the group supervisor for the Company, the re-domestication did not apply to the Parent Company which remains a Bermuda-based holding company.
a) Bermuda
Prior to its re-domestication to Vermont, Maiden Reinsurance was registered as a Class 3B reinsurer under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the "Insurance Act"). Under the Insurance Act, Maiden Reinsurance was subject to enhanced capital requirements in addition to minimum solvency and liquidity requirements. Maiden Reinsurance was also required to maintain statutory economic capital and surplus at a level at least equal to its Enhanced Capital Requirement ("ECR") which is the greater of its minimum solvency margin ("MSM") and the required capital calculated by reference to the Bermuda Solvency Capital Requirement ("BSCR").
Furthermore, pursuant to Bermuda law, the Company was required to ensure that the value of the group's assets exceeded the amount of the group's liabilities by the aggregate minimum margin of solvency of each qualifying member of the group ("Group MSM"). Since December 31, 2013, the Company has been required to maintain available group capital and surplus at a level equal to or in excess of the Group Enhanced Capital Requirement ("Group ECR") which is established by reference to either the Group Bermuda Solvency Capital Requirement ("Group BSCR") model or an approved group internal capital model. Both the Company and Maiden Reinsurance met and exceeded their respective MSM and ECR ratios as required by Bermuda insurance legislation at December 31, 2019.
The statutory capital and surplus at December 31, 2019 and statutory net loss for the year ended December 31, 2019 in the table above were calculated in accordance with the Insurance Act as mandated by Bermuda law.
b) United States of America
Under Vermont statutory regulations, no captive insurance company may pay a dividend out of, or other distribution with respect to, capital or surplus without the prior approval of the Commissioner. Approval of an ongoing plan for the payment of dividends or other distributions shall be conditioned upon the retention, at the time of each payment, of capital or surplus in excess of amounts specified by, or determined in accordance with formulas approved by, the Commissioner. Notwithstanding the provisions of 11B Vermont Statutes Annotated chapter 13, a captive insurance may make such distributions as are in conformity with its purposes and approved by the Commissioner. Maiden Reinsurance did not pay any dividends during the year ended December 31, 2020.
Maiden Reinsurance is also required to maintain minimum levels of solvency and liquidity as determined by Vermont law, and to comply with Risk-Based Capital ("RBC") requirements and licensing rules as specified by the National Association of Insurance Commissioners ("NAIC"). RBC is used to evaluate the adequacy of capital and surplus maintained by Maiden Reinsurance in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate risk and (iv) business risk. At December 31, 2020, Maiden Reinsurance's statutory capital and surplus exceeded the amount required to be maintained of $146,983 as of that date.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
15. Statutory Requirements and Dividend Restrictions (continued)
c) Sweden
The Company has two Swedish domiciled insurance subsidiaries in Sweden, Maiden LF and Maiden GF, both regulated by the Swedish Finansinspektionen ("Swedish FSA").
Maiden LF was required to maintain a minimum level of statutory capital and surplus of $5,163 at December 31, 2020 (2019 - $5,530). This requirement was met by Maiden LF throughout the respective years. The statutory assets were $18,927 at December 31, 2020 (2019 - $16,165) and the statutory capital and surplus was $10,612 at December 31, 2020 (2019 - $10,234). Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to Maiden Holdings. As of December 31, 2020, Maiden LF was allowed to pay dividends or distributions not exceeding $485 (2019 - $975). No dividends were paid during the years ended December 31, 2020 and 2019.
Maiden GF was required to maintain a minimum level of statutory capital and surplus of $6,910 at December 31, 2020 (2019 - $5,520). This requirement was met by Maiden GF throughout the respective years. The statutory assets were $13,817 at December 31, 2020 (2019 - $10,921) and the statutory capital and surplus was $10,650 at December 31, 2020 (2019 - $8,791). Maiden GF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden GF to Maiden Holdings. As of December 31, 2020, Maiden GF was allowed to pay dividends or distributions not exceeding $298 (2019 - $253). No dividends were paid during the years ended December 31, 2020 and 2019.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
16. Taxation
Under current Bermuda law, Maiden Holdings received an undertaking from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, no such taxes are levied in Bermuda. Maiden Holdings believes that they operate in a manner such that they will not be considered to be engaged in a trade or business in the U.S. Accordingly, Maiden Holdings has not recorded any provision for U.S. taxation.
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
Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should our U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Tax years 2018 through 2019 are subject to examination in the U.S by the Internal Revenue Service.
The Company has subsidiary operations in various other locations around the world, including Australia, Ireland, Sweden and the United Kingdom, that are subject to relevant taxes in those jurisdictions. These subsidiaries are not under examination but generally remain subject to examination in all applicable jurisdictions for tax years from 2017 through 2020. Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries as it is the intention that such earnings will remain reinvested or will not be taxable. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding tax in the country of the paying entity. Currently, however, no withholding taxes have been accrued.
There were no unrecognized tax benefits at December 31, 2020 and 2019. Income (loss) before taxes and income tax benefit for the years ended December 31, 2020 and 2019 are as follows:

For the Year Ended December 31,	2020	2019
Income (loss) from continuing operations before income taxes – Domestic (Bermuda)	$(9,648)	$(60,583)
Income (loss) from continuing operations before income taxes – Foreign (U.S. and others)	51,306	(49,690)
Total income (loss) from continuing operations before income taxes	$41,658	$(110,273)

Current tax expense – Domestic (Bermuda)	$—	$—
Current tax expense – Foreign (U.S. and others)	155	112
Total current tax expense	$155	$112

Deferred tax expense – Domestic (Bermuda)	$—	$—
Deferred tax benefit – Foreign (U.S. and others)	(259)	(1,023)
Total deferred tax benefit	$(259)	$(1,023)

Total income tax benefit	$(104)	$(911)

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
16. Taxation (continued)

The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2020 and 2019 to the amount computed by applying the effective tax rate of 0.0% under Bermuda law to the Company's income (loss) from continuing operations before income taxes:

For the Year Ended December 31,	2020	2019
Income (loss) from continuing operations before income taxes	$41,658	$(110,273)
Less: income tax benefit	(104)	(911)
Net income (loss) from continuing operations	$41,762	$(109,362)
Reconciliation of effective tax rate (% of income before income taxes)
Bermuda tax rate	—%	—%
U.S. taxes at statutory rates	19.2%	0.2%
Re-domestication of Maiden Reinsurance to the U.S.	(117.3)%	—%
Valuation allowance in respect of U.S. taxes	98.1%	0.7%
Other jurisdictions	(0.3)%	(0.1)%
Actual tax rate	(0.3)%	0.8%
Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the Company's deferred tax assets and liabilities at December 31, 2020 and 2019 were as follows:

December 31,	2020	2019
Deferred tax assets:
Net operating losses	$44,259	$46,735
Unearned premiums	6,017	—
Capital loss carry-forward	4,234	6,338
Discounting of net loss and LAE reserves	37,568	—
Interest limitation	—	2,338
Deferred gain on retroactive reinsurance	23,719	—
Others	776	513
Deferred tax assets before valuation allowance	116,573	55,924
Valuation allowance	96,414	55,569
Deferred tax assets, net	20,159	355
Deferred tax liabilities:
Deferred commission and other acquisition expenses	11,327	—
Net unrealized gains on investment	8,197	96
Others	3	—
Deferred tax liabilities	19,527	96
Net deferred tax asset	$632	$259
The net deferred tax asset at December 31, 2020 was $632 (2019 - $259). The Company recorded an increase in its deferred tax assets of $63,421 and an increase in its deferred tax liabilities of $16,120 as a result of the re-domestication of Maiden Reinsurance on March 16, 2020. A valuation allowance has been established against the net U.S. deferred tax assets which is primarily attributable to net operating losses and capital losses. At this time, the Company believes it is necessary to establish a valuation allowance against the U.S. net deferred tax assets, other than the Alternative Minimum Tax credit, due to insufficient positive evidence regarding the utilization of these losses. During 2020, the Company recorded an increase in the valuation allowance of $40,845 (2019 - decrease of $757).
At December 31, 2020, the Company has available net operating loss carry-forwards of approximately $210,756 (2019 - $222,547) for income tax purposes which expire beginning in 2029. At December 31, 2020, the Company also has a capital loss carry-forward of $20,161 (2019 - $30,183) which will expire in 2023.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
17. Subsequent Events

Preference Shares
On March 3, 2021, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100,000 of the Company's preference shares from time to time at market prices in open market purchases or as may be privately negotiated.
On March 15, 2021, Maiden Reinsurance accepted for purchase via private negotiation with certain security holders, (i) 2,561,636 shares of the Company's 8.25% Non-Cumulative Preference Shares Series A at an average price of $14.88 per share, (ii) 2,003,204 shares of the Company's 7.125% Non-Cumulative Preference Shares Series C at an average price of $14.66 per share, and (iii) 2,017,103 shares of the Company's 6.7% Non-Cumulative Preference Shares Series D at an average price of $14.60 per share for a total amount of $96,934. The acquisition by Maiden Reinsurance of these Preference Shares was made in compliance with the Company's investment guidelines previously approved by the Vermont DFR. These purchases will result in a gain on purchase of approximately $67,614 in the first quarter of 2021.