Form 10-Q
period 2021-03-31
Maiden Holdings, Ltd.
filed 2021-05-10
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
Yes ☐ No ☒
As of May 5, 2021, the number of shares of the Registrant's Common Stock ($.01 par value) outstanding was 86,141,057.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2021 - $951,186; 2020 - $1,163,923)	$976,897	$1,213,411
Equity securities, at fair value (cost 2021 - $1,000)	5,516	—
Equity method investments	40,183	39,886
Other investments	74,217	67,010
Total investments	1,096,813	1,320,307
Cash and cash equivalents	78,116	74,040
Restricted cash and cash equivalents	53,038	61,786
Accrued investment income	9,226	11,240
Reinsurance balances receivable, net	2,106	5,777
Reinsurance recoverable on unpaid losses	580,709	592,571
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $42,753 and $45,732 from related parties in 2021 and 2020, respectively)	46,852	51,903
Funds withheld receivable (includes $604,106 and $603,093 from related parties in 2021 and 2020, respectively)	649,265	654,805
Other assets	18,462	8,051
Total assets	$2,702,562	$2,948,455
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,634,876 and $1,727,193 from related parties in 2021 and 2020, respectively)	$1,784,508	$1,893,299
Unearned premiums (includes $114,751 and $122,737 from related parties in 2021 and 2020, respectively)	128,837	144,271
Deferred gain on retroactive reinsurance	65,096	74,941
Liability for securities purchased	1,110	—
Accrued expenses and other liabilities (includes $24,592 and $35,719 from related parties in 2021 and 2020, respectively)	41,220	53,002
Senior notes - principal amount	262,500	262,500
Less: unamortized debt issuance costs	7,320	7,374
Senior notes, net	255,180	255,126
Total liabilities	2,275,951	2,420,639
Commitments and Contingencies
EQUITY
Preference shares	228,948	394,310
Common shares ($0.01 par value; 91,954,619 and 89,815,175 shares issued in 2021 and 2020, respectively; 86,141,057 and 84,801,161 shares outstanding in 2021 and 2020, respectively)	920	898
Additional paid-in capital	765,587	756,122
Accumulated other comprehensive income	9,251	23,857
Accumulated deficit	(544,202)	(615,837)
Treasury shares, at cost (5,813,562 and 5,014,014 shares in 2021 and 2020, respectively)	(33,893)	(31,534)
Total shareholders’ equity	426,611	527,816
Total liabilities and equity	$2,702,562	$2,948,455
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended March 31,
	2021	2020
Revenues
Gross premiums written	$(2,390)	$11,734
Net premiums written	$(2,696)	$10,372
Change in unearned premiums	14,460	20,843
Net premiums earned	11,764	31,215
Other insurance revenue	269	408
Net investment income	9,841	17,964
Net realized gains on investment	8,101	11,038
Total other-than-temporary impairment losses	—	(1,506)
Total revenues	29,975	59,119
Expenses
Net loss and loss adjustment expenses	2,359	21,086
Commission and other acquisition expenses	5,942	11,973
General and administrative expenses	13,997	8,550
Interest and amortization expenses	4,831	4,831
Foreign exchange and other gains	(3,542)	(8,197)
Total expenses	23,587	38,243
Income before income taxes and interest in income of equity method investments	6,388	20,876
Less: income tax expense	49	15
Add: Interest in income of equity method investments	2,947	—
Net income	9,286	20,861
Gain from repurchase of preference shares	62,450	—
Net income available to Maiden common shareholders	$71,736	$20,861
Basic and diluted earnings per share attributable to common shareholders	$0.83	$0.25
Weighted average number of common shares - basic	85,132,939	83,256,223
Adjusted weighted average number of common shares and assumed conversions - diluted	85,136,888	83,256,223

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2021	2020
Net income	$9,286	$20,861
Other comprehensive loss
Net unrealized holdings losses on fixed maturity investments arising during period	(19,531)	(40,203)
Net unrealized holdings losses on equity method investments arising during period	(1,012)	—
Adjustment for reclassification of net realized gains recognized in net income	(4,246)	(4,033)
Foreign currency translation adjustment	10,146	(3)
Other comprehensive loss, before tax	(14,643)	(44,239)
Income tax benefit related to components of other comprehensive loss	37	115
Other comprehensive loss, after tax	(14,606)	(44,124)
Comprehensive loss	$(5,320)	$(23,263)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2021	2020
Preference shares - Series A, C and D
Beginning balance	$394,310	$465,000
Repurchase of Preference Shares – Series A	(64,041)	—
Repurchase of Preference Shares – Series C	(50,724)	—
Repurchase of Preference Shares – Series D	(50,597)	—
Ending balance	228,948	465,000
Common shares
Beginning balance	898	882
Exercise of options and issuance of common shares	22	8
Ending balance	920	890
Additional paid-in capital
Beginning balance	756,122	751,327
Exercise of options and issuance of common shares	(22)	(8)
Share-based compensation expense	4,033	543
Repurchase of Preference Shares	5,519	—
Cash settlement of restricted shares granted	(65)	—
Ending balance	765,587	751,862
Accumulated other comprehensive income (loss)
Beginning balance	23,857	17,836
Change in net unrealized losses on investment	(24,752)	(44,121)
Foreign currency translation adjustment	10,146	(3)
Ending balance	9,251	(26,288)
Accumulated deficit
Beginning balance	(615,837)	(695,794)
Cash settlement of restricted shares granted	(101)	—
Net income	9,286	20,861
Gain on repurchase of preference shares	62,450	—
Ending balance	(544,202)	(674,933)
Treasury shares
Beginning balance	(31,534)	(31,533)
Shares repurchased	(2,359)	—
Ending balance	(33,893)	(31,533)
Total shareholders' equity	$426,611	$484,998
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2021	2020
Cash flows from operating activities
Net income	$9,286	$20,861
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and share-based compensation	5,003	1,761
Interest in income of equity method investments	(2,947)	—
Net realized gains on investment	(8,101)	(11,038)
Total other-than-temporary impairment losses	—	1,506
Foreign exchange and other gains	(3,542)	(8,197)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	15,716	(15,205)
Reinsurance recoverable on unpaid losses	2,003	2,256
Accrued investment income	1,898	(1,659)
Deferred commission and other acquisition expenses	4,979	7,438
Funds withheld receivable	3,110	1,261
Other assets	(849)	(8,464)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(92,300)	(174,835)
Unearned premiums	(15,188)	(20,479)
Accrued expenses and other liabilities	(21,886)	(13,687)
Net cash used in operating activities	(102,818)	(218,481)
Cash flows from investing activities:
Purchases of fixed maturities	(41,181)	(133,353)
Purchases of other investments	(8,083)	(2,325)
Purchases of equity method investments	(281)	—
Proceeds from sales of fixed maturities	153,816	224,471
Proceeds from maturities, paydowns and calls of fixed maturities	92,421	200,242
Proceeds from sale and redemption of other investments	126	92
Proceeds from sale and redemption of equity method investments	1,917	—
Distributions from equity securities	441	—
Others, net	(6)	(597)
Net cash provided by investing activities	199,170	288,530
Cash flows from financing activities:
Repurchase of common shares	(2,359)	—
Repurchase of preference shares	(97,393)	—
Cash settlement of restricted shares granted	(166)	—
Net cash used in financing activities	(99,918)	—
Effect of exchange rate changes on foreign currency cash, restricted cash and equivalents	(1,106)	635
Net (decrease) increase in cash, restricted cash and cash equivalents	(4,672)	70,684
Cash, restricted cash and cash equivalents, beginning of period	135,826	107,278
Cash, restricted cash and cash equivalents, end of period	$131,154	$177,962
Reconciliation of cash and restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$78,116	$60,059
Restricted cash and cash equivalents, end of period	53,038	117,903
Total cash, restricted cash and cash equivalents, end of period	$131,154	$177,962
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
These unaudited Condensed Consolidated Financial Statements, including these notes, should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Certain prior year comparatives have been reclassified to conform to the current year presentation. The effect of these reclassifications had no impact on previously reported shareholders' equity or net income.
As a result of a series of strategic actions the Company has taken in recent years as discussed below, we create shareholder value by actively managing and allocating our assets and capital, including through ownership and management of businesses and assets mostly in the insurance and related financial services industries where we can leverage our deep knowledge of those markets. We also provide a full range of legacy services to small insurance companies, particularly those in run-off or with blocks of reserves that are no longer core, working with clients to develop and implement finality solutions including acquiring entire companies. We expect our legacy solutions business to contribute to our active asset and capital management strategies.
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
The Company is not actively underwriting reinsurance business but has some historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off. The Company continues to run-off the liabilities associated with AmTrust Financial Services, Inc. ("AmTrust") reinsurance agreements which were terminated in 2019 as discussed in "Note 10 - Related Party Transactions". We have a retroactive reinsurance agreement and a commutation agreement that further reduces our exposure to and limits the potential volatility related to these AmTrust liabilities, which are discussed in "Note 8 - Reinsurance".
Since 2018, the Company has engaged in a series of strategic measures that have dramatically reduced the regulatory capital required to operate our business, materially strengthened our solvency ratios, re-domiciled Maiden Reinsurance from Bermuda to Vermont in the U.S. and ceased active reinsurance underwriting. These transactions can be found in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the SEC on March 15, 2021 and are more fully described (as applicable) in "Note 8 - Reinsurance" and "Note 10 - Related Party Transactions" in these financial statements.
Please see the Company's audited Consolidated Financial Statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for further details on the above transactions.
Re-domestication of Maiden Reinsurance
Effective March 16, 2020, we re-domesticated our principal operating subsidiary, Maiden Reinsurance, from Bermuda to the State of Vermont in the U.S., having determined that re-domesticating Maiden Reinsurance to Vermont enables us to better align our capital and resources with our liabilities, which originate mostly in the United States, resulting in a more efficient structure. Maiden Reinsurance is now subject to the statutes and regulations of Vermont in the ordinary course of business. The re-domestication, in combination with other strategic measures described above that were completed in 2019, will continue to strengthen the Company’s capital position and solvency ratios.
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
As described herein, the Company is not presently engaged in active reinsurance underwriting and is running off the remaining unearned exposures it has reinsured. Maiden Global’s business development teams partner with automobile manufacturers, dealer associations and local primary insurers to design and implement point of sale insurance programs which generate revenue for the auto manufacturer and insurance premiums for the primary insurer ("IIS unit"). The Company's IIS unit does write limited primary insurance coverages that could be exposed to COVID-19 claims.  While we assess our exposure to COVID-19 insurance and reinsurance claims on our existing insurance exposures and remaining reinsurance exposures as limited and immaterial, given the uncertainty surrounding the COVID-19 pandemic and its impact on the insurance industry, our preliminary estimates of losses and loss adjustment expenses and estimates of reinsurance recoverable arising from the COVID-19 pandemic may materially change. Maiden Reinsurance has not received any COVID-19 claims to date but our companies within our IIS unit have received a limited number of claims related to those coverages which it deems as immaterial. Unanticipated issues relating to claims and coverage may emerge, which could adversely affect our business by increasing the scope of coverage beyond our intent and/or increasing the frequency and severity of claims.
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

2. Significant Accounting Policies
There have been no material changes to the significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 except for the following:
Recently Adopted Accounting Standards Updates
No new accounting standards have been recently adopted for the three months ended March 31, 2021.
Recently Issued Accounting Standards Not Yet Adopted
Accounting for Measurement of Credit Losses on Financial Instruments
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13 "Financial Instruments: Credit Losses (Topic 326)" replacing the "incurred loss" impairment methodology with an approach based on "expected losses" to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance requires financial assets to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 also modified the accounting for available-for-sale ("AFS") debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments: Credit Losses Available-for-Sale Debt Securities. Credit losses relating to AFS debt securities will be recorded through an allowance for credit losses rather than under the current other-than-temporarily impaired ("OTTI") methodology.
In April 2019, the FASB issued ASU 2019-04 for targeted improvements related to ASU 2016-13 which clarify that an entity should include all expected recoveries in its estimate of the allowance for credit losses. In addition, for collateral dependent financial assets, the amendments mandate that an allowance for credit losses that is added to the amortized cost basis of the financial asset should not exceed amounts previously written off. It also clarifies FASB’s intent to include all reinsurance recoverables within the scope of Topic 944 to be within the scope of Subtopic 326-20, regardless of the measurement basis of those recoverables. The Company's reinsurance recoverable on unpaid losses is currently the most significant financial asset within the scope of ASU 2016-13.
The guidance is effective for public business entities, excluding entities eligible to be smaller reporting companies ("SRCs") as defined by the SEC, for annual periods beginning after December 15, 2019, and interim periods therein. The guidance is effective for all other entities, including public entities eligible to be SRCs, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As of March 31, 2021, the Company qualified for SRC status, as determined on the last business day of its most recent second quarter, and is thus eligible to follow the reporting deadlines and effective dates applicable to SRCs. Therefore Topic 326 will not be effective until the 2023 fiscal year. The Company continues to evaluate the impact of this guidance on its results of operations, financial condition and liquidity.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information
The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”) and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), which are both in run-off effective January 1, 2019. Please refer to "Note 10. Related Party Transactions" for additional information regarding the AmTrust Reinsurance segment.
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
The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net income from operations:

For the Three Months Ended March 31, 2021	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$72	$(2,462)	$(2,390)
Net premiums written	$(234)	$(2,462)	$(2,696)
Net premiums earned	$6,240	$5,524	$11,764
Other insurance revenue	269	—	269
Net loss and loss adjustment expenses ("loss and LAE")	(1,415)	(944)	(2,359)
Commission and other acquisition expenses	(3,755)	(2,187)	(5,942)
General and administrative expenses	(1,574)	(603)	(2,177)
Underwriting (loss) income	$(235)	$1,790	1,555
Reconciliation to net income
Net investment income and realized gains on investment			17,942
Interest and amortization expenses			(4,831)
Foreign exchange and other gains, net			3,542
Other general and administrative expenses			(11,820)
Income tax expense			(49)
Interest in income of equity method investments			2,947
Net income			$9,286

Net loss and LAE ratio(1)	21.7%	17.1%	19.6%
Commission and other acquisition expense ratio(2)	57.7%	39.6%	49.4%
General and administrative expense ratio(3)	24.2%	10.9%	116.3%
Expense ratio(4)	81.9%	50.5%	165.7%
Combined ratio(5)	103.6%	67.6%	185.3%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Three Months Ended March 31, 2020	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$11,734	$—	$11,734
Net premiums written	$10,372	$—	$10,372
Net premiums earned	$12,531	$18,684	$31,215
Other insurance revenue	408	—	408
Net loss and LAE	(7,041)	(14,045)	(21,086)
Commission and other acquisition expenses	(4,979)	(6,994)	(11,973)
General and administrative expenses	(1,613)	(644)	(2,257)
Underwriting loss	$(694)	$(2,999)	(3,693)
Reconciliation to net income
Net investment income and realized gains on investment			29,002
Total other-than-temporary impairment losses			(1,506)
Interest and amortization expenses			(4,831)
Foreign exchange and other gains, net			8,197
Other general and administrative expenses			(6,293)
Income tax expense			(15)
Net income			$20,861

Net loss and LAE ratio(1)	54.4%	75.2%	66.7%
Commission and other acquisition expense ratio(2)	38.5%	37.4%	37.9%
General and administrative expense ratio(3)	12.5%	3.5%	27.0%
Expense ratio(4)	51.0%	40.9%	64.9%
Combined ratio(5)	105.4%	116.1%	131.6%

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

The following tables summarize the financial position of the Company's reportable segments including the reconciliation to the Company's consolidated total assets at March 31, 2021 and December 31, 2020:

March 31, 2021	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$141,512	$2,130,537	$2,272,049
Corporate assets	—	—	430,513
Total Assets	$141,512	$2,130,537	$2,702,562

December 31, 2020	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$156,380	$2,329,377	$2,485,757
Corporate assets	—	—	462,698
Total Assets	$156,380	$2,329,377	$2,948,455

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following table sets forth financial information relating to net premiums written by major line of business and reportable segment for the three months ended March 31, 2021 and 2020:

For the Three Months Ended March 31,	2021		2020
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$(244)	9.1%	$10,372	100.0%
Other	10	(0.4)%	—	—%
Total Diversified Reinsurance	(234)	8.7%	10,372	100.0%
AmTrust Reinsurance
Small Commercial Business	(2,478)	91.9%	—	—%
Specialty Program	(25)	0.9%	—	—%
Specialty Risk and Extended Warranty	41	(1.5)%	—	—%
Total AmTrust Reinsurance	(2,462)	91.3%	—	—%
Total Net Premiums Written	$(2,696)	100.0%	$10,372	100.0%
The following table sets forth financial information relating to net premiums earned by major line of business and reportable segment for the three months ended March 31, 2021 and 2020:

For the Three Months Ended March 31,	2021		2020
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$6,230	53.0%	$12,531	40.1%
Other	10	0.1%	—	—%
Total Diversified Reinsurance	6,240	53.1%	12,531	40.1%
AmTrust Reinsurance
Small Commercial Business	(2,351)	(20.0)%	939	3.0%
Specialty Program	(18)	(0.2)%	75	0.3%
Specialty Risk and Extended Warranty	7,893	67.1%	17,670	56.6%
Total AmTrust Reinsurance	5,524	46.9%	18,684	59.9%
Total Net Premiums Earned	$11,764	100.0%	$31,215	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments
The Company holds: (i) AFS portfolios of fixed maturity and equity securities, carried at fair value; (ii) other investments, of which certain investments are carried at fair value and investments in direct lending entities are carried at cost less impairment; (iii) equity method investments; and (iv) funds held - directly managed.
a)Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of fixed maturities at March 31, 2021 and December 31, 2020 are as follows:

March 31, 2021	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$78,479	$13	$(4)	$78,488
U.S. agency bonds – mortgage-backed	184,531	6,514	(122)	190,923
Non-U.S. government bonds	7,256	605	(16)	7,845
Asset-backed securities	176,982	1,424	(120)	178,286
Corporate bonds	503,938	23,532	(6,115)	521,355
Total fixed maturity investments	$951,186	$32,088	$(6,377)	$976,897

December 31, 2020	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$94,468	$34	$—	$94,502
U.S. agency bonds – mortgage-backed	272,124	9,439	(126)	281,437
Non-U.S. government bonds	8,641	1,067	—	9,708
Asset-backed securities	184,227	1,611	(406)	185,432
Corporate bonds	604,463	40,904	(3,035)	642,332
Total fixed maturity investments	$1,163,923	$53,055	$(3,567)	$1,213,411
The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2021	Amortized cost	Fair value
Due in one year or less	$55,027	$54,135
Due after one year through five years	456,729	472,953
Due after five years through ten years	74,162	76,880
Due after ten years	3,755	3,720
	589,673	607,688
U.S. agency bonds – mortgage-backed	184,531	190,923
Asset-backed securities	176,982	178,286
Total fixed maturity investments	$951,186	$976,897
The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2021	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bonds	$19,495	$(4)	$—	$—	$19,495	$(4)
U.S. agency bonds – mortgage-backed	9,032	(122)	—	—	9,032	(122)
Non-U.S. government bonds	1,349	(16)	—	—	1,349	(16)
Asset-backed securities	331	(1)	12,231	(119)	12,562	(120)
Corporate bonds	65,299	(1,545)	71,725	(4,570)	137,024	(6,115)
Total temporarily impaired fixed maturities	$95,506	$(1,688)	$83,956	$(4,689)	$179,462	$(6,377)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
At March 31, 2021, there were 55 securities in an unrealized loss position with a fair value of $179,462 and unrealized losses of $6,377. Of these securities, there were 25 securities that have been in an unrealized loss position for twelve months or greater with a fair value of $83,956 and unrealized losses of $4,689.

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
At December 31, 2020, there were 53 securities in an unrealized loss position with a fair value of $166,564 and unrealized losses of $3,567. Of these securities, there were 35 securities that have been in an unrealized loss position for twelve months or greater with a fair value of $101,994 and unrealized losses of $2,375.
Other-than-temporarily impaired
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At March 31, 2021, we determined that unrealized losses on fixed maturities were primarily due to changes in interest rates as well as the impact of foreign exchange rate changes on certain foreign currency denominated fixed maturities since their date of purchase. All fixed maturity securities continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed maturity securities that the Company does not plan to sell and for which the Company is not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings.
Based on the Company's analysis, our fixed maturity portfolio is of high credit quality and we believe the amortized cost basis of the securities will ultimately be recovered. The Company continually monitors the credit quality of the fixed maturity investments to assess if it is probable that it will receive contractual or estimated cash flows in the form of principal and interest. For the three months ended March 31, 2020, the Company recognized $1,506 in OTTI charges in earnings on two fixed maturity securities. There was no impairment recognized for the three months ended March 31, 2021.
The following tables summarize the credit ratings of our fixed maturities as at March 31, 2021 and December 31, 2020:

March 31, 2021	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$78,479	$78,488	8.0%
U.S. agency bonds	184,531	190,923	19.5%
AAA	96,044	96,905	9.9%
AA+, AA, AA-	88,450	89,493	9.2%
A+, A, A-	243,400	250,613	25.7%
BBB+, BBB, BBB-	224,460	233,523	23.9%
BB+ or lower	35,822	36,952	3.8%
Total fixed maturities (1)	$951,186	$976,897	100.0%

December 31, 2020	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$94,468	$94,502	7.8%
U.S. agency bonds	272,124	281,437	23.2%
AAA	96,453	97,515	8.0%
AA+, AA, AA-	114,751	118,534	9.8%
A+, A, A-	265,725	281,364	23.2%
BBB+, BBB, BBB-	274,406	292,493	24.1%
BB+ or lower	45,996	47,566	3.9%
Total fixed maturities(1)	$1,163,923	$1,213,411	100.0%
(1)Ratings above are based on Standard & Poor’s ("S&P"), or equivalent, ratings.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
b)Other Investments and Equity Method Investments
Other investments
The table shows the composition of the Company's other investments as at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Carrying value	% of Total	Carrying value	% of Total
Private equity investments	$27,544	37.1%	$23,294	34.8%
Private credit lending investments	5,109	6.9%	1,301	1.9%
Investment in limited partnerships	3,231	4.4%	3,044	4.5%
Other investments	1,800	2.4%	2,800	4.2%
Total other investments at fair value	37,684	50.8%	30,439	45.4%
Investments in direct lending entities (at cost)	36,533	49.2%	36,571	54.6%
Total other investments	$74,217	100.0%	$67,010	100.0%
The Company's investments in direct lending entities of $36,533 at March 31, 2021 (December 31, 2020 - $36,571) are carried at cost less impairment, if any, with any indication of impairment recognized in income when determined. Please see "Note 5(d) - Fair Value Measurements" for additional information regarding this investment.
Certain of the Company's other investments are subject to restrictions on redemptions and sales that are determined by the governing documents, which limits our ability to liquidate those investments. These restrictions may include lock-ups, redemption gates, restricted share classes, restrictions on the frequency of redemption and notice periods. A gate is the ability to deny or delay a redemption request. Certain other investments may not have any restrictions governing their sale, but there is no active market and no guarantee that we will be able to execute a sale in a timely manner. In addition, even if certain other investments are not eligible for redemption or sales are restricted, the Company may still receive income distributions from those other investments.
The Company's remaining unfunded commitments on other investments as at March 31, 2021 and December 31, 2020 were:

	March 31, 2021		December 31, 2020
	Fair Value	% of Total	Fair Value	% of Total
Private equity investments	$10,076	16.8%	$9,580	15.2%
Private credit lending investments	29,863	49.7%	33,584	53.0%
Investments in direct lending entities	19,823	33.0%	19,823	31.3%
Investment in limited partnerships	342	0.5%	326	0.5%
Total unfunded commitments on other investments	$60,104	100.0%	$63,313	100.0%
Equity Method Investments
Certain of the Company's investments include an interest in variable interest entities which are not consolidated limited partnerships, as it has been determined that the Company is not the primary beneficiary. However, there is deemed to be limited influence over the operating and financial policies of the investee and accordingly these investments are reported under the equity method of accounting. In applying the equity method of accounting, the investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the investee's net income or loss. The maximum exposure to loss on these interests is limited to the amount of commitment made by the Company.
The equity method investments include hedge funds and investments in limited partnerships such as direct lending funds, private equity funds and real estate funds. The table below shows the carrying value of the Company's equity method investments as at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
Hedge fund investments	$31,125	77.5%	$29,435	73.8%
Investment in limited partnerships	9,058	22.5%	10,451	26.2%
Total equity method investments	$40,183	100.0%	$39,886	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
c)Net Investment Income
Net investment income was derived from the following sources for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Fixed maturities	$6,691	$12,651
Income on funds withheld	2,505	3,853
Interest income from loan to related party	860	1,365
Cash and cash equivalents and other investments	129	496
	10,185	18,365
Investment expenses	(344)	(401)
Net investment income	$9,841	$17,964
d) Realized Gains (Losses) on Investment
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized gains (losses) on investment included in the Condensed Consolidated Statements of Income:

For the Three Months Ended March 31, 2021	Gross gains	Gross losses	Net
Fixed maturities	$3,043	$(149)	$2,894
Equity securities	4,957	—	4,957
Other investments	275	(25)	250
Net realized gains (losses) on investment	$8,275	$(174)	$8,101

For the Three Months Ended March 31, 2020	Gross gains	Gross losses	Net
Fixed maturities	$10,932	$(1)	$10,931
Other investments	107	—	107
Net realized gains (losses) on investment	$11,039	$(1)	$11,038
Realized gains and losses from equity securities detailed in the table above include both sales of securities and unrealized gains and losses from fair value changes. The portion of unrealized gains recognized within net income for investments still held at the end of March 31, 2021 and 2020, respectively, were as follows:

For the Three Months Ended March 31,	2021	2020
Net gains recognized for equity securities during the period	$4,957	$—
Less: Net gains recognized for equity securities divested during the period	(441)	—
Unrealized gains recognized for equity securities still held at reporting date	$4,516	$—

Proceeds from sales of fixed maturities were $153,816 for the three months ended March 31, 2021 (2020 - $224,471). Net unrealized gains on investments was as follows at March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021	December 31, 2020
Fixed maturities	$25,711	$49,488
Equity method investments	(1,012)	—
Total net unrealized gains	24,699	49,488
Deferred income tax	(94)	(131)
Net unrealized gains, net of deferred income tax	$24,605	$49,357
Change, net of deferred income tax	$(24,752)	$27,361

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
e)Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of these restricted assets were as follows at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Restricted cash – third party agreements	$20,476	$20,547
Restricted cash – related party agreements	32,562	41,239
Total restricted cash	53,038	61,786
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2021 – $62,041; 2020 – $63,253)	62,043	63,281
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2021 – $744,273; 2020 – $913,466)	766,412	954,988
Restricted investments – liability for investments purchased for related party agreements	10,186	—
Total restricted investments	838,641	1,018,269
Total restricted cash and investments	$891,679	$1,080,055

5. Fair Value of Financial Instruments
(a) Fair Values of Financial Instruments
Fair Value Measurements — Accounting Standards Codification Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. Additionally, ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs:
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
•Level 2 — Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severity, etc.) or can be corroborated by observable market data. Examples of assets and liabilities utilizing Level 2 inputs include: U.S. government-sponsored agency securities; non-U.S. government and supranational obligations; commercial mortgage-backed securities ("CMBS"); collateralized loan obligations ("CLO"); corporate and municipal bonds; and
•Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our own assumptions about assumptions that market participants would use developed on the basis of the best information available in the particular circumstances. Examples of assets and liabilities utilizing Level 3 inputs include: an investment in preference shares of a start-up insurance producer.
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
The Company uses prices and inputs that are current as at the measurement date. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified between hierarchy levels.
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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments that are measured at fair value on a recurring basis held at March 31, 2021 and December 31, 2020.
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
Asset-backed securities — These securities comprise commercial mortgage-backed securities ("CMBS") and collateralized loan obligations ("CLO") originated by a variety of financial institutions that on acquisition are rated BBB-/Baa3 or higher. These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CMBS and CLO are observable market inputs, their fair values are included in the Level 2 fair value hierarchy.
Corporate and municipal bonds — Bonds issued by corporations, U.S. state and municipality entities or agencies that on acquisition are rated BBB-/Baa3 or higher. These securities are generally priced by independent pricing services. The credit spreads are sourced from broker/dealers, trade prices and new issue market. Where pricing is unavailable from pricing services, custodian pricing or non-binding quotes are obtained from broker-dealers to estimate fair values. As significant inputs used to price corporate and municipal bonds are observable market inputs, fair values are included in the Level 2 fair value hierarchy.
Equity securities - The fair value of equity securities is primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. The common stock is carried at fair value using observable market pricing data and is included in the Level 1 fair value hierarchy. Any unrealized gains or losses on the investment is recorded in net income in the period in which they occur.
Other investments — Includes unquoted investments comprised of the following investments:
•Private equity investments: These are privately held equity investments in common and preferred stock. The fair values are estimated using quarterly financial statements and/or recent private market transactions and thus included under Level 3 of the fair value hierarchy due to unobservable market data used for valuation.
•Private credit lending investments: These are privately held equity investments in common stock valued using the most recently available or quarterly NAV statements as provided by the external fund manager or third-party administrator and therefore measured using the NAV as a practical expedient.
•Investment in limited partnerships: These investments are primarily comprised of investments in certain private equity funds. The fair value is estimated based on the most recently available NAV as advised by the external fund manager or third-party administrator. The fair values are therefore measured using the NAV as a practical expedient.
•Other investments: These investments are comprised of investments in insurtech and other insurance focused companies. The fair value of these start-up insurance entities are determined using recent private market transactions where applicable and included in the Level 3 fair value hierarchy due to unobservable market data used for valuation.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
At March 31, 2021 and December 31, 2020, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$78,488	$—	$—	$—	$78,488
U.S. agency bonds – mortgage-backed	—	190,923	—	—	190,923
Non-U.S. government bonds	—	7,845	—	—	7,845
Asset-backed securities	—	178,286	—	—	178,286
Corporate bonds	—	521,355	—	—	521,355
Equity investments	5,516	—	—	—	5,516
Other investments	—	—	29,344	8,340	37,684
Total	$84,004	$898,409	$29,344	$8,340	$1,020,097
As a percentage of total assets	3.1%	33.2%	1.1%	0.3%	37.7%

December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$94,502	$—	$—	$—	$94,502
U.S. agency bonds – mortgage-backed	—	281,437	—	—	281,437
Non-U.S. government bonds	—	9,708	—	—	9,708
Asset-backed securities	—	185,432	—	—	185,432
Corporate bonds	—	642,332	—	—	642,332
Other investments	—	—	26,094	4,345	30,439
Total	$94,502	$1,118,909	$26,094	$4,345	$1,243,850
As a percentage of total assets	3.2%	37.9%	0.9%	0.1%	42.1%
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
The Pricing Service was utilized to estimate fair value measurements for 99.3% and 99.1% of our fixed maturities at March 31, 2021 and December 31, 2020, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At March 31, 2021 and December 31, 2020, approximately 0.7% and 0.9%, respectively, of the Level 2 fixed maturities are valued using the market approach. At March 31, 2021, one security or $6,427 (2020 - two securities or $10,809) of fixed maturities classified as Level 2 were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At March 31, 2021 and December 31, 2020, the Company has not adjusted any pricing provided to it based on the review performed by its investment managers.
During the three months ended March 31, 2021, the Company transferred its equity investment in an insurtech start-up company focused on technological advancement in the automobile insurance industry out of Level 3 within the fair value hierarchy and into Level 1 due to the recent completion of their initial public offering. There were no transfers to or from Level 3 during the three months ended March 31, 2020.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
(c) Level 3 Financial Instruments
At March 31, 2021, the Company holds Level 3 financial instruments of $29,344 (December 31, 2020 - $26,094) which includes privately held equity investments in common and preferred stock. The fair value of these investments are estimated using quarterly unaudited financial statements or recent private market transactions, where applicable. Due to significant unobservable inputs in these valuations, the Company classifies their fair values as Level 3 within the fair value hierarchy.
The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at March 31, 2021:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Private equity investments	$27,544	Quarterly financial statements	Estimated maturity dates	1.0 years	to	3.0 years
Other including start-ups	1,800	Recent market transactions	Liquidity discount rates
Total Level 3 investments	$29,344
The following table shows the reconciliation of the beginning and ending balances for other investments measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2021 and 2020. The Company includes any related interest and dividend income in net investment income thus are excluded from the reconciliation in the table below:

For the Three Months Ended March 31,	2021	2020
Balance - January 1	$26,094	$1,800
Purchases	4,250	—
Transfers out of Level 3	(1,000)	—
Total Level 3 investments - end of period	$29,344	$1,800

(d) Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried, at fair value, except for certain financial instruments related to insurance contracts.
At March 31, 2021, the carrying values of cash and cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable, loan to related party, liability for securities purchased and certain other assets and liabilities approximate fair values due to their inherent short duration. As these financial instruments are not actively traded, their fair values are classified as Level 2.
The investments made by direct lending entities are carried at cost less impairment, if any, which approximates fair value. The fair value estimates of these investments are not based on observable market data and, as a result, are classified as Level 3.
The fair values of the Senior Notes are based on indicative market pricing obtained from a third-party pricing service which uses observable market inputs, and therefore the fair values of these liabilities are classified as Level 2. The following table presents the respective carrying value and fair value for the Senior Notes as at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes - MHLA – 6.625%	$110,000	$94,996	$110,000	$90,772
Senior Notes - MHNC – 7.75%	152,500	143,106	152,500	132,126
Total Senior Notes	$262,500	$238,102	$262,500	$222,898

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
6. Shareholders' Equity
a)Common Shares
At March 31, 2021, the aggregate authorized share capital of the Company is 150,000,000 shares from which 91,954,619 common shares were issued, of which 86,141,057 common shares are outstanding, and 18,600,000 preference shares were issued, all of which are outstanding. The remaining 39,445,381 shares are undesignated at March 31, 2021. Excluding the preference shares held by Maiden Reinsurance, a total of 9,157,912 preference shares are held by non-affiliates.
b)Preference Shares
On March 3, 2021, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100,000 of the Company's preference shares from time to time at market prices in open market purchases or as may be privately negotiated.
During March 2021, Maiden Reinsurance accepted for purchase primarily via private negotiation with certain security holders, (i) 2,561,636 shares of the Company's 8.25% Non-Cumulative Preference Shares Series A at an average price of $14.88 per share, (ii) 2,028,961 shares of the Company's 7.125% Non-Cumulative Preference Shares Series C at an average price of $14.65 per share, and (iii) 2,023,896 shares of the Company's 6.7% Non-Cumulative Preference Shares Series D at an average price of $14.60 per share for a total amount of $97,393. The acquisition by Maiden Reinsurance of these preference shares was made in compliance with the Company's investment guidelines previously approved by the Vermont DFR. These preference share purchases have resulted in a gain of $62,450 in the three months ended March 31, 2021. Please refer to "Note 14 — Subsequent Event" for further information on the repurchase of our preference shares.
For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
c)Treasury Shares
During the three months ended March 31, 2021, the Company repurchased a total of 799,548 common shares at an average price per share of $2.95 from employees, which represent withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares. There were no such repurchases during the three months ended March 31, 2020.
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common shares from time to time at market prices. The Company has a remaining authorization of $74,245 for share repurchases at March 31, 2021 (December 31, 2020 - $74,245). No repurchases were made during the three months ended March 31, 2021 and 2020 under the common share repurchase plan.
d)Accumulated Other Comprehensive Income
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended March 31, 2021	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$49,357	$(25,500)	$23,857
Other comprehensive (loss) income before reclassifications	(20,506)	10,146	(10,360)
Amounts reclassified from AOCI to net income, net of tax	(4,246)	—	(4,246)
Net current period other comprehensive (loss) income	(24,752)	10,146	(14,606)
Ending balance, Maiden shareholders	$24,605	$(15,354)	$9,251

For the Three Months Ended March 31, 2020	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$21,996	$(4,160)	$17,836
Other comprehensive loss before reclassifications	(40,088)	(3)	(40,091)
Amounts reclassified from AOCI to net loss, net of tax	(4,033)	—	(4,033)
Net current period other comprehensive loss	(44,121)	(3)	(44,124)
Ending balance, Maiden shareholders	$(22,125)	$(4,163)	$(26,288)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At March 31, 2021 and December 31, 2020, both Maiden Holdings and its wholly owned subsidiary, Maiden NA, had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") and 2013 ("2013 Senior Notes"), respectively (collectively "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following tables detail the issuances of Senior Notes outstanding at March 31, 2021 and December 31, 2020:

March 31, 2021	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,503	3,817	7,320
Carrying value	$106,497	$148,683	$255,180

December 31, 2020	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,516	3,858	7,374
Carrying value	$106,484	$148,642	$255,126

Other details:
Original debt issuance costs	$3,715	$5,054
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%
The interest expense incurred on the Senior Notes for the three months ended March 31, 2021 was $4,777 (2020 - $4,777), of which $1,342 was accrued at both March 31, 2021 and December 31, 2020, respectively. The issuance costs related to the Senior Notes were capitalized and are being amortized over the effective life of the Senior Notes. The amortization expense for the three months ended March 31, 2021 was $54 (2020 - $54).
Under the terms of the 2013 Senior Notes, the 2013 Senior Notes can be redeemed, in whole or in part, at Maiden NA's option at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. Maiden NA is required to give at least thirty days and not more than sixty days notice prior to the redemption date.

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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the three months ended March 31, 2021 and 2020 was as follows:

For the Three Months Ended March 31,	2021	2020
Premiums written
Direct	$5,003	$5,193
Assumed	(7,393)	6,541
Ceded	(306)	(1,362)
Net	$(2,696)	$10,372
Premiums earned
Direct	$5,854	$4,761
Assumed	6,944	27,453
Ceded	(1,034)	(999)
Net	$11,764	$31,215
Loss and LAE
Gross loss and LAE	$2,525	$20,994
Loss and LAE ceded	(166)	92
Net	$2,359	$21,086
The Company's reinsurance recoverable on unpaid losses balance as at March 31, 2021 was $580,709 (December 31, 2020 - $592,571) presented in the Condensed Consolidated Balance Sheets. At March 31, 2021 and December 31, 2020, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $66,444 at March 31, 2021 (December 31, 2020 - $67,972).
On July 31, 2019, Maiden Reinsurance and Cavello entered into a Loss Portfolio Transfer and Adverse Development Cover Agreement ("LPT/ADC Agreement") pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2,178,535 retention up to $600,000, in exchange for a retrocession premium of $445,000. The $2,178,535 retention is subject to adjustment for paid losses subsequent to December 31, 2018. The LPT/ADC Agreement provides Maiden Reinsurance with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445,000 are recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. The amount of the deferral is recalculated each period based on loss payments and updated estimates. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. As of March 31, 2021, the reinsurance recoverable on unpaid losses under the retroactive reinsurance agreement was $510,096 while the deferred gain liability was $65,096 (December 31, 2020 - $519,941 and $74,941, respectively). Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
Cavello has provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement and Cavello is subject to additional collateral funding requirements as explained in "Note 10. Related Party Transactions". Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar, has credit ratings of BBB from both Standard & Poor's and Fitch Ratings at March 31, 2021.

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
The reserving process begins with the collection and analysis of paid losses and incurred claims data for each of the Company's contracts. While reserves are mostly reviewed on a contract by contract basis, paid loss and incurred claims data is also aggregated into reserving segments. The segmental data is disaggregated by reserving class and further disaggregated by either accident year (i.e. the year in which the loss event occurred) or by underwriting year (i.e. the year in which the contract generating the premium and losses incepted). In cases where the Company uses underwriting year information, reserves are subsequently allocated to the respective accident year. The reserve for loss and LAE consists of:

	March 31, 2021	December 31, 2020
Reserve for reported loss and LAE	$945,082	$998,691
Reserve for losses incurred but not reported ("IBNR")	839,426	894,608
Reserve for loss and LAE	$1,784,508	$1,893,299
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Three Months Ended March 31,	2021	2020
Gross loss and LAE reserves, January 1	$1,893,299	$2,439,907
Less: reinsurance recoverable on unpaid losses, January 1	592,571	623,422
Net loss and LAE reserves, January 1	1,300,728	1,816,485
Net incurred losses related to:
Current year	7,913	21,619
Prior years	(5,554)	(533)
	2,359	21,086
Net paid losses related to:
Current year	(82)	(214)
Prior years	(92,563)	(193,430)
	(92,645)	(193,644)
Retroactive reinsurance adjustment	9,845	—
Effect of foreign exchange rate movements	(16,488)	(15,764)
Net loss and LAE reserves, March 31	1,203,799	1,628,163
Reinsurance recoverable on unpaid losses, March 31	580,709	620,882
Gross loss and LAE reserves, March 31	$1,784,508	$2,249,045
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years. The favorable or unfavorable development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. During the three months ended March 31, 2021, the Company recognized net favorable prior year loss development of $5,554 (2020 - favorable $533).
In the Diversified Reinsurance segment, net adverse prior year loss development was $14 for the three months ended March 31, 2021 (2020 - favorable $533). Prior year loss development for the three months ended March 31, 2021 was due to adverse reserve development in European Capital Solutions and other runoff business. The favorable development for the three months ended March 31, 2020 was primarily due to favorable reserve development in German Auto Programs.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
9. Reserve for Loss and Loss Adjustment Expenses (continued)
In the AmTrust Reinsurance segment, the net favorable prior year loss development was $5,568 for the three months ended March 31, 2021 (2020 - $0). The net favorable prior year loss development for the three months ended March 31, 2021 was primarily due to favorable development in Workers Compensation partly offset by adverse development in Hospital Liability.
Retroactive reinsurance adjustment of $9,845 represents the decrease in reinsurance recoverable on unpaid losses under the LPT/ADC Agreement with Cavello that was recognized in the three months ended March 31, 2021 (2020 - $0) in the reconciliation of our beginning and ending gross and net loss and LAE reserves presented above. It reflects the corresponding decrease in the deferred gain on retroactive reinsurance for favorable development on reserves covered under the LPT/ADC Agreement of $9,845 during the three months ended March 31, 2021. The deferred gain on retroactive reinsurance represents the cumulative adverse development under the AmTrust Quota Share covered under the LPT/ADC Agreement at March 31, 2021 and December 31, 2020. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.

10. Related Party Transactions
The Founding Shareholders of the Company were Michael Karfunkel, George Karfunkel and Barry Zyskind. Based on each individual's most recent public filing, Leah Karfunkel (wife of the late Michael Karfunkel) owns or controls approximately 7.8% of the Company's outstanding common shares and Barry Zyskind (the Company's non-executive chairman) owns or controls approximately 7.3% of the Company's outstanding common shares. George Karfunkel owns or controls less than 5.0% of the Company's outstanding common shares. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the chief executive officer and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 53.2% of the ownership interests of Evergreen Parent LP, the ultimate parent of AmTrust.
The following describes transactions that have transpired between the Company and AmTrust:
AmTrust Quota Share
Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended ("Master Agreement"), by which they caused Maiden Reinsurance and AII to enter into the AmTrust Quota Share by which AII retroceded to Maiden Reinsurance an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance and 40% of losses. The Master Agreement further provided that AII receive a ceding commission of 31% of ceded written premiums. On June 11, 2008, Maiden Reinsurance and AII amended the AmTrust Quota Share to add Retail Commercial Package Business to the Covered Business. AII receives a ceding commission of 34.375% on Retail Commercial Package Business. On July 1, 2016, the agreement was renewed through June 30, 2019. Effective July 1, 2018, the amount AEL ceded to Maiden Reinsurance was reduced to 20%.
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
Effective January 1, 2019, Maiden Reinsurance and AII entered into a partial termination amendment ("Partial Termination Amendment") which amended the AmTrust Quota Share. The Partial Termination Amendment provided for the cut-off of the ongoing and unearned premium of AmTrust’s Small Commercial Business, comprising workers’ compensation, general liability, umbrella liability, professional liability (including cyber liability) insurance coverages, and U.S. Specialty Risk and Extended Warranty ("Terminated Business") as of December 31, 2018. Under the Partial Termination Amendment, the ceding commission payable by Maiden Reinsurance for its remaining in-force business immediately prior to January 1, 2019 increased by five percentage points with respect to in-force remaining business (excluding Terminated Business) and related unearned premium as of January 1, 2019. The Partial Termination Amendment resulted in Maiden Reinsurance returning $647,980 in unearned premium to AII, or $436,760 net of applicable ceding commission and brokerage as calculated during the second quarter of 2019.
Subsequently, on January 30, 2019, Maiden Reinsurance and AII agreed to terminate the remaining business subject to the AmTrust Quota Share on a run-off basis effective as of January 1, 2019.
Effective July 31, 2019, Maiden Reinsurance and AII entered into a Commutation and Release Agreement which provided for AII to assume all reserves ceded by AII to Maiden Reinsurance with respect to its proportional 40% share of the ultimate net loss under the AmTrust Quota Share related to the commuted business including: (a) all losses incurred in Accident Year 2017 and Accident Year 2018 under California workers' compensation policies and as defined in the AmTrust Quota Share ("Commuted California Business"); and (b) all losses incurred in Accident Year 2018 under New York workers' compensation policies ("Commuted New York Business"), and together with the Commuted California Business ("Commuted Business") in exchange for the release and full discharge of Maiden Reinsurance's obligations to AII with respect to the Commuted Business. The Commuted Business excludes any business classified by AII as Specialty Program or Specialty Risk business.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
Maiden Reinsurance paid $312,786 ("Commutation Payment"), which is the sum of the net ceded reserves in the amount of $330,682 with respect to the Commuted Business as of December 31, 2018 less payments in the amount of $17,896 made by Maiden Reinsurance with respect to the Commuted Business from January 1, 2019 through July 31, 2019. The Commutation Payment was settled on August 12, 2019 and Maiden Reinsurance paid AII approximately $6,335 in interest related to the Commutation Payment premium, calculated at the rate of 3.30% per annum from January 1, 2019 through August 12, 2019.
AII and Maiden Reinsurance also agreed that as of July 31, 2019, the AmTrust Quota Share was deemed amended as applicable so that the Commuted Business is no longer included as part of Covered Business under the AmTrust Quota Share.
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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Condensed Consolidated Income Statements for the three months ended March 31, 2021 and 2020, respectively:

	For the Three Months Ended March 31,
	2021	2020
Gross and net premiums written	$(2,462)	$—
Net premiums earned	5,524	18,684
Net loss and LAE	(944)	(14,045)
Commission and other acquisition expenses	(2,187)	(6,994)
Collateral provided to AmTrust
a) AmTrust Quota Share
To provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of AmTrust's insurance subsidiaries, established trust accounts ("Trust Accounts") for their benefit. Maiden Reinsurance agreed to provide appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral can take the form of (a) assets loaned by Maiden Reinsurance to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Reinsurance for deposit into the Trust Accounts, or (c) a letter of credit obtained by Maiden Reinsurance and delivered to an AmTrust subsidiary on AII's behalf. Maiden Reinsurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Reinsurance's proportionate share of its obligations under the AmTrust Quota Share. Maiden Reinsurance satisfied its collateral requirements under the AmTrust Quota Share with AII as follows:
•by lending funds of $167,975 at March 31, 2021 and December 31, 2020 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. Interest income on the loan was $860 for the three months ended March 31, 2021 (2020 - $1,365) and the effective yield was 2.0% for the period (2020 - 3.3%).
•on January 30, 2019, in connection with the termination of the reinsurance agreements described above, the Company and AmTrust amended the Loan Agreement between Maiden Reinsurance, AmTrust and AII, originally entered into on November 16, 2007, by extending the maturity date to January 1, 2025 and specifies that due to the termination of the AmTrust Quota Share, no further loans or advances may be made pursuant to the Loan Agreement;

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral at March 31, 2021 was $493,363 (December 31, 2020 - $666,879) and the accrued interest was $2,454 (December 31, 2020 - $3,048). Please refer to "Note 4. (e) Investments" for additional information;
•on January 11, 2019, a portion of the existing trust accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred $575,000 to AmTrust as a funds withheld receivable which currently has an annual interest rate of 1.8%, subject to annual adjustment. The annual interest rate was 2.65% for the duration of 2020. At March 31, 2021, the funds withheld balance was $575,000 (December 31, 2020 - $575,000) and the accrued interest was $2,552 (December 31, 2020 - $3,845). The interest income on the funds withheld receivable was $2,552 for the three months ended March 31, 2021 (2020 - $3,800).
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
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of the collateral held in reinsurance trust accounts at March 31, 2021 was $304,635 (December 31, 2020 - $318,063) and the accrued interest was $2,270 (December 31, 2020 - $2,283). For AIU DAC, the Company utilizes funds withheld to satisfy its collateral requirements. At March 31, 2021, the amount of funds withheld was $29,106 (December 31, 2020 - $28,093) and the accrued interest was $36 (December 31, 2020 - $318). AIU DAC pays Maiden Reinsurance a fixed annual interest rate of 0.5% on the average daily funds withheld balance which is subject to annual adjustment. The interest income on the funds withheld receivable was $37 for the three months ended March 31, 2021 (2020 - $71).
Brokerage Agreement
Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provided brokerage services relating to the AmTrust Quota Share and the European Hospital Liability Quota Share for a fee equal to 1.25% of the premium assumed. AIIB was not the Company's exclusive broker. The brokerage agreement was terminated as of March 15, 2019. Maiden Reinsurance recorded $69 of reinsurance brokerage expense for the three months ended March 31, 2021 (2020 - $234) and deferred reinsurance brokerage of $1,434 at March 31, 2021 (December 31, 2020 - $1,534) as a result of this agreement.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $272 of investment management fees for the three months ended March 31, 2021 (2020 - $400) under this agreement.
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
The fee for this agreement was an initial $100 retainer for re-domestication services paid in 2019 and $100 annually with reimbursement for reasonable out-of-pocket expenses incurred by Risk Services pursuant to the terms of the agreement. The Company recorded $25 of fees for the three months ended March 31, 2021 and 2020, respectively.
683 Capital Partners, LP (“683 Partners”)
At March 31, 2021, 683 Partners and its affiliates own or control approximately 8.9% of the outstanding common shares of the Company. 683 Partners and its affiliates are not related parties as defined in ASC 850: Related Party Disclosures. In addition, 683 Partners own $369 of the Company's 2016 Senior Notes and $663 of the Company's 2013 Senior Notes.
Limited Partnership Agreement with 683 Capital Management, LLC ("683 Capital")
In July 2020, the Company and 683 Capital entered into a limited partnership agreement (“683 LP Agreement”) whereby 683 Capital will separately manage certain funds of Maiden Reinsurance at its discretion, subject to guidelines established by the parties. Under the 683 LP Agreement, Maiden Reinsurance will pay 683 Capital a management fee and subject to certain metrics agreed to by the parties, an incentive fee upon attainment of those metrics. Maiden Reinsurance may periodically and in its discretion increase the amount invested under the 683 LP Agreement, and subject to certain conditions, reduce the amount invested under the 683 LP Agreement. Hedge fund investments of $31,125 were managed by 683 Capital under this agreement at March 31, 2021.
11. Commitments and Contingencies
There are no material changes from the commitments, contingencies and concentrations previously disclosed in the Company’s Form 10-K for the year ended December 31, 2020.
a)Concentrations of Credit Risk
At March 31, 2021 and December 31, 2020, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance recoverable on unpaid losses and funds withheld receivable. Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. Letters of credit are provided by its reinsurers for material amounts recoverable as discussed in "Note 8 — Reinsurance".
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at March 31, 2021. To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at March 31, 2021 will be fully collectible.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments and Contingencies (continued)
b)Operating Lease Commitments
The Company leases office spaces, housing, office equipment and company vehicles under various operating leases expiring in various years through 2024. The Company entered into one new short-term subleasing arrangement through December 31, 2021 during the three months ended March 31, 2021. The Company's leases are all currently classified as operating leases and none of them have non-lease components. For operating leases that have an initial lease term of more than twelve months, and whose lease payments are above a certain threshold, the Company has recognized a lease liability and a right-of-use asset in the Company's Condensed Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 10%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability.
The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's weighted-average remaining lease term is approximately 1.6 years at March 31, 2021.
At March 31, 2021, the Company's future lease obligations of $807 (December 31, 2020 - $1,638) was calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate. This amount has been recognized on the Condensed Consolidated Balance Sheets as a lease liability of $807 within accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets.
Under Topic 842, Leases, the Company continues to recognize the related leasing expense on a straight-line basis over the lease term in the Condensed Consolidated Statements of Income. The Company's total lease expense for the three months ended March 31, 2021 was $242 (2020 - $410) recognized within net income consistent with the prior accounting treatment under Topic 840. The operating cash outflows from operating leases included in the measurement of the lease liability during the three months ended March 31, 2021 was $212 (2020 - $340). The Company also recorded $126 of sublease income for the three months ended March 31, 2021.
At March 31, 2021, the scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

March 31, 2021
2021	$636
2022	96
2023	96
2024	48
Discount for present value	(69)
Total discounted operating lease liabilities	$807

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

12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$9,286	$20,861
Gain from repurchase of preference shares - Series A, C and D	62,450	—
Amount allocated to participating common shareholders(1)	(1,133)	(247)
Net income allocated to Maiden common shareholders	$70,603	$20,614
Denominator:
Weighted average number of common shares – basic	85,132,939	83,256,223
Potentially dilutive securities:
Share options and restricted share units(2)	3,949	—
Adjusted weighted average number of common shares – diluted(2)	85,136,888	83,256,223
Basic and diluted earnings per share attributable to common shareholders	$0.83	$0.25
(1)This represents the share in net income using the two-class method for holders of non-vested restricted shares issued to the Company's employees under the 2019 Omnibus Incentive Plan.
(2)Please refer to "Note 13. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for the terms and conditions of securities that could potentially be dilutive in the future. For the three months ended March 31, 2021, there were 3,949 potentially dilutive securities.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

13. Income Taxes

The Company uses the estimated annual effective tax rate method. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in the realizability of deferred tax assets "(DTAs") and uncertain tax positions.
Maiden NA files a consolidated federal income tax return for the Company’s U.S. based subsidiaries, including Maiden Reinsurance, which re-domesticated from Bermuda to Vermont on March 16, 2020 and, as a result, became subject to U.S. taxes. Maiden NA has net operating loss carry-forwards and other DTAs and deferred tax liabilities that are not presently recognized as a net DTA because a full valuation allowance is currently carried against them.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES” Act) to mitigate the economic impacts of COVID-19. The Company believes that the provisions of the CARES Act will not have a material impact on its U.S. federal tax liabilities.

14. Subsequent Event

On May 6, 2021, the Company's Board of Directors approved the additional repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines (as may be amended), of up to $50,000 of the Company's preference shares from time to time at market prices in open market purchases or as may be privately negotiated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Form 10-Q" or this "Report"). References in this Form 10-Q to the terms "we", "us", "our", "the Company" or other similar terms mean the consolidated operations of Maiden Holdings, Ltd. and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term "Maiden Holdings" means Maiden Holdings, Ltd. only. Certain reclassifications have been made for 2020 to conform to the 2021 presentation and have no impact on consolidated net income and total equity previously reported.
Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q includes projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Our actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results and financial condition to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 15, 2021, however, these factors should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

Overview
Maiden Holdings is a Bermuda-based holding company, previously focused on serving the needs of regional and specialty insurers in the United States ("U.S."), Europe and select other global markets. As a result of a series of actions we have taken in recent years discussed below under Recent Developments, we create shareholder value by actively managing and allocating our assets and capital, including through ownership and management of businesses and assets mostly in the insurance and related financial services industries where we can leverage our deep knowledge of those markets. We also provide a full range of legacy services to small insurance companies, particularly those in run-off or with blocks of reserves that are no longer core, working with clients to develop and implement finality solutions including acquiring entire companies. We expect our legacy solutions business to contribute to our active asset and capital management strategies.
Short-term income protection business is written on a primary basis by our wholly owned subsidiaries Maiden Life Försäkrings AB ("Maiden LF") and Maiden General Försäkrings AB ("Maiden GF") in the Scandinavian and Northern European markets. Insurance support services are provided to Maiden LF and Maiden GF through our wholly owned subsidiary, Maiden Global Holdings, Ltd. ("Maiden Global") which is also a licensed intermediary in the United Kingdom. Maiden Global had previously operated internationally by providing branded auto and credit life insurance products through insurer partners, particularly those in Europe and other global markets. These products also produced reinsurance programs which were underwritten by our wholly owned subsidiary Maiden Reinsurance Ltd. ("Maiden Reinsurance").
We are not actively underwriting reinsurance business presently but have some historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off. We continue to run-off the underwriting liabilities related to our contracts with AmTrust Financial Services, Inc. ("AmTrust") which we terminated in 2019. We also have a Loss Portfolio Transfer and Adverse Development Cover Agreement ("LPT/ADC Agreement") with Cavello Bay Reinsurance Limited ("Cavello") and a commutation agreement that further reduces our exposure to and limits the potential volatility related to these AmTrust liabilities, as discussed in "Note 8. Reinsurance" of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1. "Financial Information".
As discussed in Item 1. "Business" of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021, the sale of Maiden Reinsurance North America, Inc. ("Maiden US") and the termination of both of our quota share contracts with AmTrust materially reduced our gross and net premiums written since 2018. We have significantly reduced our operating expenses and continue to take steps to reduce these costs further.
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
The measures we have taken were initiated in 2018, when our Board of Directors initiated a review of strategic alternatives ("Strategic Review") to evaluate ways to increase shareholder value after a period of continuing higher than targeted combined ratios and lower returns on equity than expected. This Strategic Review resulted in a series of transactions that transformed our operations and materially reduced the risk on our balance sheet. These transactions can be found in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the SEC on March 15, 2021.
Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 for further information.
Effective March 16, 2020, we re-domesticated our principal operating subsidiary, Maiden Reinsurance, from Bermuda to the State of Vermont in the U.S., having determined that re-domesticating Maiden Reinsurance to Vermont enables us to better align our capital and resources with our liabilities, which originate mostly in the United States, resulting in a more efficient structure. Maiden Reinsurance is now subject to the statutes and regulations of Vermont in the ordinary course of business. The re-domestication, in combination with other strategic measures described above that were completed in 2019, will continue to strengthen the Company’s capital position and solvency ratios.
While the Vermont Department of Financial Regulation ("Vermont DFR") is currently the group supervisor for the Company, the re-domestication did not apply to the parent holding company which remains a Bermuda-based holding company. Securities issued by Maiden Holdings were not affected by the re-domestication of Maiden Reinsurance to Vermont. Concurrent with the re-domestication, Maiden Holdings contributed as capital the remaining 65% of its ownership in Maiden Reinsurance to our wholly owned subsidiary Maiden Holdings North America, Ltd. ("Maiden NA"). Maiden NA now owns 100% of Maiden Reinsurance in the aggregate.
Maiden NA also maintains a portfolio of cash and fixed maturity investments, along with other strategic investments, of $34.2 million at March 31, 2021. We believe Maiden NA’s investments, including its ownership of Maiden Reinsurance and its active asset management strategy, will create opportunities to utilize net operating loss carry-forwards ("NOLs") which were $212.5 million as of March 31, 2021. These NOLs, in combination with additional net deferred tax assets ("DTAs") of primarily related to our insurance liabilities, result in a net DTA (before valuation allowance) of $88.1 million or $1.02 per common share as of March 31, 2021. These net DTAs are not presently recognized on the Company's consolidated balance sheet as a full valuation allowance is currently carried against them. For further details, please see "Note 16. Taxation" included under Item 8 "Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2020. Taken together, we believe these measures should generate additional income for Maiden NA in a tax-efficient manner, while sharing in the improvement in profitability anticipated in Maiden Reinsurance as a result of the measures enacted as part of the Strategic Review.
Business Strategy
We continue to re–evaluate our operating strategy during 2021 while leveraging the significant assets and capital we retain. In addition to restoring operating profitability, our strategic focus centers on creating the greatest risk-adjusted shareholder returns, whether via asset and capital management or active reinsurance underwriting, or a combination of both. Our present assessment of the reinsurance marketplace along with our current operating profile is that the risk-adjusted returns that may be produced via active reinsurance underwriting of new risks are likely to present more limited opportunities compared to other strategic initiatives which may produce greater shareholder value. As a result, our strategic focus has shifted to activities which utilize our unrestricted cash and investments to manage our capital and where prudent, enhance our investment return by investing in asset classes which we believe will produce appropriate returns. By enhancing our profitability through increased investment returns, we believe we also increase the likelihood of fully utilizing the significant NOLs described above which may create additional shareholder value.
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
Our capital management strategy is significantly informed by the required capital needed to operate our business in a prudent manner and our ongoing analysis of our loss development trends. Recent trends have increased our confidence in our recorded ultimate losses for our insurance liabilities in run-off, however a prudent assessment dictates that the run-off portfolio still requires additional maturity to fully emerge. While there is no guarantee that these recent loss development trends will persist, as confidence increases it allows us to consider continued capital management initiatives. Our current assessment is that losses have stabilized sufficiently to consider certain capital management initiatives, although we are careful to approach these strategies in a deliberate fashion.
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
Our ability to execute our asset and capital management initiatives is dependent on maintaining adequate levels of unrestricted liquidity and cash flows. Further, there can be no assurance that our insurance liabilities will run-off at levels that will permit further capital management activities, which we expect to continually review as part of our strategy. Please refer to the "Liquidity and Capital Resources" section for further information on our asset and capital management activities, in particular our various preference share repurchase measures.
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
As described herein, we are not currently engaged in active reinsurance underwriting and continue to run off the remaining unearned exposures we have reinsured. Maiden Global’s business development teams partner with automobile manufacturers, dealer associations and local primary insurers to design and implement point of sale insurance programs which generate revenue for the auto manufacturer and insurance premiums for the primary insurer ("IIS unit"). Our IIS unit does write limited primary insurance coverage that could be exposed to COVID-19 claims. While we assess our exposure to COVID-19 insurance and reinsurance claims on our existing insurance exposures and remaining reinsurance exposures as limited and immaterial, given the uncertainty surrounding the COVID-19 pandemic and its impact on the insurance industry, our preliminary estimates of loss and loss adjustment expenses ("loss and LAE") and estimates of reinsurance recoverable arising from the COVID-19 pandemic may materially change. Maiden Reinsurance has not received any COVID-19 claims to date but companies within our IIS unit have received a limited number of claims related to those coverages which it deems as immaterial. Unanticipated issues relating to claims and coverage may emerge, which could adversely affect our business by increasing the scope of coverage beyond our intent and/or increasing the frequency and severity of claims.
The Company's investment portfolio may be adversely impacted by unfavorable market conditions caused by the COVID-19 pandemic and we and our reinsurance subsidiaries may need additional capital to maintain compliance with regulatory capital requirements and/or be required to post additional collateral under existing reinsurance arrangements, which could reduce our liquidity. In addition, the Company may experience continued volatility in our results of operations which could negatively impact our financial condition and create a reduction in the amount of available distribution or dividend capacity from our regulated reinsurance subsidiaries, which would also reduce our liquidity.
Please refer to the "Liquidity and Capital Resources" section for a further discussion of the impact of the COVID-19 pandemic on our liquidity and investment portfolio.

Three Months Ended March 31, 2021 and 2020 Financial Highlights

For the Three Months Ended March 31,	2021	2020	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net income	$9,286	$20,861	$(11,575)
Gain from repurchase of preference shares	62,450	—	62,450
Net income attributable to Maiden common shareholders	71,736	20,861	50,875
Basic and diluted earnings per common share:
Net income attributable to common shareholders(2)	0.83	0.25	0.58
Gain from repurchase of preferred securities per common share	0.73	—	0.73
Gross premiums written	(2,390)	11,734	(14,124)
Net premiums earned	11,764	31,215	(19,451)
Underwriting income (loss)(3)	1,555	(3,693)	5,248
Net investment income	9,841	17,964	(8,123)
Combined ratio(4)	185.3%	131.6%	53.7
Non-GAAP measures:
Non-GAAP operating earnings(1)	$47,301	$3,132	$44,169
Non-GAAP basic and diluted operating earnings per common share(1)	0.55	0.04	0.51
Annualized non-GAAP operating return on average common shareholders' equity(1)	81.4%	8.7%	72.7

	March 31, 2021	December 31, 2020	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(5)	$1,227,967	$1,456,133	$(228,166)
Total assets	2,702,562	2,948,455	(245,893)
Reserve for loss and LAE	1,784,508	1,893,299	(108,791)
Senior notes - principal amount	262,500	262,500	—
Common shareholders' equity	197,663	133,506	64,157
Shareholders' equity	426,611	527,816	(101,205)
Total capital resources(6)	689,111	790,316	(101,205)
Ratio of debt to total capital resources(11)	38.1%	33.2%	4.9
Book Value calculations:
Book value per common share(7)	$2.29	$1.57	$0.72
Accumulated dividends per common share	4.27	4.27	—
Book value per common share plus accumulated dividends	$6.56	$5.84	$0.72
Change in book value per common share plus accumulated dividends	12.3%
Diluted book value per common share(8)	$2.28	$1.55	$0.73

Non-GAAP measures:
Adjusted book value per common share(9)	$3.05	$2.46	$0.59
Adjusted Maiden shareholders' equity(10)	491,707	602,757	(111,050)
Adjusted total capital resources(10)	754,207	865,257	(111,050)
Ratio of debt to adjusted total capital resources(12)	34.8%	30.3%	4.5
(1)Non-GAAP operating earnings (loss), non-GAAP operating earnings (loss) per common share, and annualized non-GAAP operating return on average common equity and underwriting loss are non-GAAP financial measures. See "Key Financial Measures" for additional information.
(2)Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 12. Earnings per Common Share" for the calculation of basic and diluted income or income per common share.
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
(9)Adjusted book value per common share is a non-GAAP measure that is calculated using common shareholders' equity, adjusted for the estimated unamortized deferred gain on retroactive reinsurance, divided by the number of common shares outstanding. See "Key Financial Measures" for additional information.
(10)Adjusted shareholders' equity and adjusted total capital resources are calculated by adding the unamortized deferred gain on retroactive reinsurance to the GAAP shareholders' equity and GAAP total capital resources, respectively. The deferred gain arises from the LPT/ADC Agreement with Cavello relating to losses from the AmTrust Quota Share agreement. Under U.S. GAAP, the deferred gain shall be amortized over the estimated remaining settlement period. See "Key Financial Measures" for additional information. total principal amount of debt divided by the sum of adjusted total capital resources.
(11)Ratio of debt to total capital resources is calculated using the total principal amount of debt divided by the sum of total capital resources.
(12)Ratio of debt to adjusted total capital resources is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources.

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
Non-GAAP operating earnings and non-GAAP diluted operating earnings per common share: Management believes that the use of non-GAAP operating earnings and non-GAAP diluted operating earnings per common share enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how management analyzes performance. Management also believes that these measures generally follow industry practice therefore allowing the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. Non-GAAP operating earnings should not be viewed as a substitute for U.S. GAAP net income.
Non-GAAP operating earnings is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) total other-than-temporary impairment ("OTTI") losses; (3) foreign exchange and other gains or losses; and (4) the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain liability; and (5) interest in income of equity method investments. We have excluded net realized gains on investment, OTTI losses, interest in income of equity method investments and foreign exchange and other gains as we believe these are influenced by market opportunities and other factors. We do not believe that ceded risks under retroactive reinsurance agreements are representative of our ongoing and future business. We believe all of these amounts are substantially independent of our business and any potential future underwriting process therefore including them would distort the analysis of underlying trends in our operations.
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
Combined ratio is commonly used in the insurance and reinsurance industry in conjunction with underwriting income (loss) as a measure of underwriting profitability. Management measures underwriting results on an overall basis and for each segment on the basis of the combined ratio. The combined ratio is the sum of the net loss and LAE ratio and the expense ratio and the computations of each component are described below. A combined ratio under 100% indicates underwriting profitability, as the net loss and LAE, commission and other acquisition expenses and general and administrative expenses are less than the net premiums earned and other insurance revenue on that business. While the Company has continued to utilize this non-GAAP measure in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021, it is important to note that as the run-off of our reinsurance portfolios progresses, such ratios may increasingly be of less value to readers as they evaluate the financial results of the Company, particularly compared to historical data. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 3. Segment Information" under Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q for further details.
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
Certain Operating Measures
Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021, for a general discussion on "Certain Operating Measures" utilized by the Company.
Critical Accounting Policies and Estimates
The Company's critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021. The critical accounting policies and estimates should be read in conjunction with "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" included in this Form 10-Q and "Notes to Consolidated Financial Statements Note 2. Significant Accounting Policies" included within the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021. There have been no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Gross premiums written	$(2,390)	$11,734
Net premiums written	$(2,696)	$10,372
Net premiums earned	$11,764	$31,215
Other insurance revenue	269	408
Net loss and LAE	(2,359)	(21,086)
Commission and other acquisition expenses	(5,942)	(11,973)
General and administrative expenses(1)	(2,177)	(2,257)
Underwriting income (loss)(2)	1,555	(3,693)
Other general and administrative expenses(1)	(11,820)	(6,293)
Net investment income	9,841	17,964
Net realized gains on investment	8,101	11,038
Total other-than-temporary impairment losses	—	(1,506)
Foreign exchange and other gains	3,542	8,197
Interest and amortization expenses	(4,831)	(4,831)
Income tax expense	(49)	(15)
Interest in income of equity method investments	2,947	—
Net income	9,286	20,861
Gain from repurchase of preference shares	62,450	—
Net income available to Maiden common shareholders	$71,736	$20,861

Ratios
Net loss and LAE ratio(3)	19.6%	66.7%
Commission and other acquisition expense ratio(4)	49.4%	37.9%
General and administrative expense ratio(5)	116.3%	27.0%
Expense ratio(6)	165.7%	64.9%
Combined ratio(7)	185.3%	131.6%
(1)Underwriting related general and administrative expenses is a non-GAAP measure. Please refer to "General and Administrative Expenses" below for additional information related to these corporate expenses and the reconciliation to those presented in our unaudited Condensed Consolidated Statements of Income.
(2)Underwriting income (loss) is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities.
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

Net Income
Net income available to Maiden common shareholders for the three months ended March 31, 2021 was $71.7 million compared to $20.9 million for the same period in 2020. The net improvement in results for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the following:
•gain from repurchase of preference shares of $62.5 million for the three months ended March 31, 2021 resulting from the 2021 Preference Share Repurchase;
•interest in income of equity method investments of $2.9 million for the three months ended March 31, 2021 which were newly acquired in the third quarter of 2020;
•net income of $9.3 million compared to net income of $20.9 million for the same respective period in 2020 largely due to the following factors:
•underwriting income of $1.6 million for the three months ended March 31, 2021 compared to an underwriting loss of $3.7 million in the same period in 2020. The improvement in underwriting income was driven by favorable prior year loss development of $5.6 million or 46.2 percentage points in the first quarter of 2021 compared to favorable prior year loss development of $0.5 million or 1.7 percentage points during the same period in 2020 due to favorable prior year loss development in the AmTrust Reinsurance segment in the first quarter of 2021.
    The improvement in our underwriting results was partially offset by the following variances:
•a reduction in realized gains on investment of $2.9 million for the three months ended March 31, 2021 compared to the same period in 2020;
•a reduction in net investment income of $8.1 million or 45.2% for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to the decline in average investable assets of 21.4%; and
•a reduction in foreign exchange and other gains of $4.7 million for the three months ended March 31, 2021 compared to the same period in 2020.
Net Premiums Written
The table below compares net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three months ended March 31, 2021 and 2020:

For the Three Months Ended March 31,	2021	2020	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$(234)	$10,372	$(10,606)	(102.3)%
AmTrust Reinsurance	(2,462)	—	(2,462)	NM
Total	$(2,696)	$10,372	$(13,068)	(126.0)%
NM - not meaningful
Net premiums written for the three months ended March 31, 2021 decreased to $(2,696) compared to net premiums written of $10,372 in the same respective period in 2020 due to the following:
•Premiums written in the Diversified Reinsurance segment decreased by $10.6 million or 102.3% for the three months ended March 31, 2021 compared to the same respective period in 2020 due to the return of unearned premiums after the non-renewal of the German Auto Programs reinsurance contract in our IIS business on January 1, 2021.
•There were no new written premiums within the AmTrust Reinsurance segment due to the termination of both the AmTrust Quota Share and the European Hospital Liability Quota Share effective January 1, 2019. Negative premiums for the three months ended March 31, 2021 were due to premium adjustments on Small Commercial Business policies.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned decreased by $19.5 million or 62.3% for the three months ended March 31, 2021, compared to the same respective period in 2020. The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the three months ended March 31, 2021 and 2020:

For the Three Months Ended March 31,	2021		2020		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$6,240	53.1%	$12,531	40.1%	$(6,291)	(50.2)%
AmTrust Quota Share Reinsurance	5,524	46.9%	18,684	59.9%	(13,160)	(70.4)%
Total	$11,764	100.0%	$31,215	100.0%	$(19,451)	(62.3)%

Net premiums earned in the AmTrust Reinsurance segment for the three months ended March 31, 2021 decreased by $13.2 million or 70.4% compared to the same respective period in 2020 due to termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019. Please refer to the analysis of our AmTrust Reinsurance segment for further discussion.
Net premiums earned in our Diversified Reinsurance segment for the three months ended March 31, 2021 decreased by $6.3 million or 50.2% compared to the same respective period in 2020 due to German Auto programs quota share reinsurance contract which went into run-off on January 1, 2021 in our IIS business. Please refer to the analysis of our Diversified Reinsurance segment for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to the analysis below of our Diversified Reinsurance segment for further discussion.
Net Investment Income
Net investment income decreased by $8.1 million or 45.2% for the three months ended March 31, 2021 compared to the same period in 2020 largely due to the decline in average investable assets of 21.4%. The decline in investable assets is driven by the cessation of active reinsurance underwriting which materially reduced our revenues resulting in significant negative operating cash flows as we run-off our existing reinsurance liabilities. Net investment income also decreased due to the decline in average book yields to 1.9% for the three months ended March 31, 2021 compared to 2.7% for the three months ended March 31, 2020, which is the result of both lower interest rates and shorter duration of assets in our fixed income portfolios.
The following table details our average invested assets and book yield for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Average invested assets(1)	$2,127,063	$2,705,803
Average book yield(2)	1.9%	2.7%
(1)The average of our total investments (excluding equity method investments), cash, restricted cash and cash equivalents, funds withheld receivable and loan to related party held at each quarter-end during the period.
(2)Ratio of net investment income over average invested assets at fair value.
Net Realized Gains on Investment
Net realized gains on investment were $8.1 million for the three months ended March 31, 2021, compared to net realized gains of $11.0 million for the same respective period in 2020. Net realized gains for the three months ended March 31, 2021 include the recognition of $4.5 million in unrealized gains related to an investment in an insurtech start-up company that was acquired by a special purpose acquisition company. In addition, realized gains for the three months ended March 31, 2021 and 2020 also reflect sales of corporate bonds for the settlement of claim payments to AmTrust.
Net Impairment Losses Recognized in Earnings
The Company did not recognize any OTTI losses on its fixed maturity portfolio for the three months ended March 31, 2021 compared to $1.5 million of OTTI losses recorded on two fixed maturity securities for the three months ended March 31, 2020.
Interest in Income of Equity Method Investments
The Company recognized interest in income of equity method investments of $2.9 million for the year ended March 31, 2021. These investments include hedge fund investments of $31.1 million which were newly acquired in the third quarter of 2020.
Net Loss and LAE
Net loss and LAE decreased by $18.7 million during the three months ended March 31, 2021 compared to the same respective period in 2020 largely due to favorable prior year reserve development of $5.6 million for the first quarter of 2021.
The loss ratio for the first quarter of 2021 was impacted by net favorable prior year reserve development of $5.6 million or 46.2 percentage points compared to net favorable prior year reserve development of $0.5 million or 1.7 percentage points during the same period in 2020. The prior year development is discussed in greater detail in the individual segment discussion and analysis.
The net loss and LAE ratios decreased to 19.6% for the three months ended March 31, 2021 compared to 66.7% for the same respective period in 2020 due to significant favorable prior year loss experience in the AmTrust Reinsurance segment that developed in the first quarter of 2021.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $6.0 million or 50.4% for the three months ended March 31, 2021, compared to the same respective period in 2020. The commission and other acquisition expense ratio increased to 49.4% for the three months ended March 31, 2021 compared to 37.9% for the same respective period in 2020 largely due to a change in mix of premiums written in our Diversified Reinsurance segment.

General and Administrative Expenses
General and administrative expenses, which include both segment and corporate expenses segregated for analytical purposes as a component of underwriting income, for the three months ended March 31, 2021 and 2020 were comprised of:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
General and administrative expenses – segments	$2,177	$2,257
General and administrative expenses – corporate	11,820	6,293
Total general and administrative expenses	$13,997	$8,550
Total general and administrative expenses increased by $5.4 million, or 63.7% for the three months ended March 31, 2021, compared to the same respective period in 2020. Corporate general and administrative expenses for the three months ended March 31, 2021 increased by $5.5 million or 87.8% compared to the same respective period in 2020 due to higher equity-based and cash incentive compensation paid to employees in the first quarter of 2021.
Interest and Amortization Expenses
The interest and amortization expenses related to the outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 ("Senior Notes") were $4.8 million for the three months ended March 31, 2021 and 2020, respectively. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the three months ended March 31, 2021 and 2020, respectively.
Foreign Exchange and Other Gains
Net foreign exchange and other gains amounted to $3.5 million during the three months ended March 31, 2021 compared to net foreign exchange and other gains of $8.2 million for the same respective period in 2020.
Net foreign exchange gains of $3.4 million occurred during the three months ended March 31, 2021 largely due to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in euro.
Net foreign exchange gains of $8.4 million for the three months ended March 31, 2020 were attributable to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in pound sterling and euro.
Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results and associated ratios for our Diversified Reinsurance segment for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Gross premiums written	$72	$11,734
Net premiums written	$(234)	$10,372
Net premiums earned	$6,240	$12,531
Other insurance revenue	269	408
Net loss and LAE	(1,415)	(7,041)
Commission and other acquisition expenses	(3,755)	(4,979)
General and administrative expenses	(1,574)	(1,613)
Underwriting loss	$(235)	$(694)
Ratios
Net loss and LAE ratio	21.7%	54.4%
Commission and other acquisition expense ratio	57.7%	38.5%
General and administrative expense ratio	24.2%	12.5%
Expense ratio	81.9%	51.0%
Combined ratio	103.6%	105.4%

The combined ratio for the three months ended March 31, 2021 decreased to 103.6%, compared to 105.4% for the same respective period in 2020 largely due to significant declines in earned premium volume that increased the expense ratio which was offset by lower loss ratios. Please see the respective sections on net loss, commissions and administrative expenses for factors that have impacted the combined ratios in the discussion below.
Premiums — Gross premiums written decreased by $11.7 million or 99.4% for the three months ended March 31, 2021, compared to the same respective period in 2020. This was primarily due to the return of unearned premiums written in a German Auto quota share reinsurance contract in our IIS business which went into run-off on January 1, 2021. While gross premiums written on primary policies in our IIS business only decreased by $0.2 million or 3.7% for the three months ended March 31, 2021 compared to the same respective period in 2020, net premiums written increased by $1.0 million or 26.1% due to organic growth in Maiden GF and Maiden LF that is not reinsured as flat gross premiums written largely due to loss of program that was 90% reinsured.
Net premiums written decreased by $10.6 million or 102.3% during the three months ended March 31, 2021 compared to the same respective period in 2020 due to return of unearned premiums written in our German Auto quota share reinsurance contract which went into run-off on January 1, 2021. The table below shows net premiums written by line of business for the three months ended March 31, 2021 and 2020:

For the Three Months Ended March 31,	2021	2020	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Written
International	$(244)	$10,372	$(10,616)	(102.4)%
Other	10	—	10	NM
Total Diversified Reinsurance	$(234)	$10,372	$(10,606)	(102.3)%
NM - not meaningful

Net premiums earned decreased by $6.3 million or 50.2% during the three months ended March 31, 2021 compared to the same respective period in 2020 primarily due to lower earned premiums from German Auto programs which is in run-off as of January 1, 2021. The table below shows net premiums earned by line of business for the three months ended March 31, 2021 and 2020:

For the Three Months Ended March 31,	2021	2020	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Earned
International	$6,230	$12,531	$(6,301)	(50.3)%
Other	10	—	10	NM
Total Diversified Reinsurance	$6,240	$12,531	$(6,291)	(50.2)%
NM - not meaningful
Other Insurance Revenue — Other insurance revenue represents fee income from our IIS business that is not directly associated with premium revenue assumed by the Company as well as other income earned from transitional services relating to the sale of Maiden US. Such revenue decreased by $0.1 million or 34.1% for the three months ended March 31, 2021 compared to the same respective period in 2020 partly due to the end of transitional services provided on behalf of Maiden US. The tables below show other insurance revenue by source for the three months ended March 31, 2021 and 2020:

For the Three Months Ended March 31,	2021	2020	Change
	($ in thousands)			%
International	$269	$353	$(84)	(23.8)%
Other income	—	55	(55)	(100.0)%
Total Diversified Reinsurance	$269	$408	$(139)	(34.1)%
Net Loss and LAE — Net loss and LAE decreased by $5.6 million or 79.9% for the three months ended March 31, 2021 compared to the same respective period in 2020. Net loss and LAE ratio decreased to 21.7% for the three months ended March 31, 2021 compared with 54.4% during the same respective period in 2020.
During the three months ended March 31, 2021, the net loss and LAE ratio decreased by 32.7 percentage points compared to the same period in 2020. The 2021 loss ratio was impacted by adverse prior year loss reserve development which was $14.0 thousand or 0.2 percentage points during the three months ended March 31, 2021 compared to the impact of favorable development of $0.5 million or 4.1 percentage points on the loss ratio for the same period in 2020. The loss development in 2021 was due to adverse development experienced in European Capital Solutions and other run-off business while the loss development in 2020 was driven by favorable experience in our German Auto quota share reinsurance contract.

The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be effected by changes in the mix of business and the impact of increases in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, as well as the impact on the loss ratio described above, the combined ratio decreased by 1.8 percentage points for the three months ended March 31, 2021 compared to the same respective period in 2020.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $1.2 million or 24.6% for the three months ended March 31, 2021 compared to the same respective period in 2020 primarily due to the corresponding amount of net premiums earned which similarly decreased in this segment.
The commission and other acquisition expense ratio for the three months ended March 31, 2021 increased to 57.7% compared to 38.5% for the same respective period in 2020, reflecting the change in the mix of pro rata versus excess of loss premiums written compared to the same respective periods in 2020. Please refer to the preceding paragraph for other factors that can impact the combined ratio.
General and Administrative Expenses — General and administrative expenses decreased by $39.0 thousand or 2.4% for the three months ended March 31, 2021 compared to the same respective period in 2020. The general and administrative expense ratio increased to 24.2% for the three months ended March 31, 2021 compared to 12.5% for the same respective period in 2020 largely due to lower net premiums earned in the current period.
The overall expense ratio (including commission and other acquisition expenses) for the three months ended March 31, 2021 increased to 81.9% compared to 51.0% for the same respective period in 2020 largely as a result of lower premium revenue in the current period.
AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported underwriting income of $1.8 million during the three months ended March 31, 2021 compared to an underwriting loss of $3.0 million in the same respective period in 2020. The improvement in the underwriting results was due to impact of favorable prior year loss development during the three months ended March 31, 2021 compared to no loss development recognized in the same respective period in 2020.
The underwriting results and associated ratios for the AmTrust Reinsurance segment for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Gross premiums written	$(2,462)	$—
Net premiums written	$(2,462)	$—
Net premiums earned	$5,524	$18,684
Net loss and LAE	(944)	(14,045)
Commission and other acquisition expenses	(2,187)	(6,994)
General and administrative expenses	(603)	(644)
Underwriting income (loss)	$1,790	$(2,999)
Ratios
Net loss and LAE ratio	17.1%	75.2%
Commission and other acquisition expense ratio	39.6%	37.4%
General and administrative expense ratio	10.9%	3.5%
Expense ratio	50.5%	40.9%
Combined ratio	67.6%	116.1%
The combined ratio decreased 48.5 percentage points to 67.6% for the three months ended March 31, 2021 compared to 116.1% for the same period in 2020. This was driven by the impact of favorable prior year loss development of $5.6 million or 100.8 percentage points during the first quarter of 2021. Prior year favorable development in 2021 was primarily due to Workers Compensation partly offset by adverse development within Hospital Liability.
Premiums — There were negative gross and net premiums written for the three months ended March 31, 2021 reflecting premium adjustments on Small Commercial Business policies in the AmTrust Quota Share. Furthermore, the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019 resulted in no new business written under these contracts since 2018.

The table below shows net premiums written by category for the three months ended March 31, 2021 and 2020:

For the Three Months Ended March 31,	2021	2020
($ in thousands)	Total	Total
Net Premiums Written
Small Commercial Business	$(2,478)	$—
Specialty Program	(25)	—
Specialty Risk and Extended Warranty	41	—
Total AmTrust Reinsurance	$(2,462)	$—
Net premiums earned decreased by $13.2 million or 70.4% for the three months ended March 31, 2021 compared to the same respective period in 2020 due to termination of the AmTrust Quota Share and European Hospital Liability Quota Share as of January 1, 2019. The negative premiums earned for the three months ended March 31, 2021 were due to premium adjustments on Small Commercial Business policies in the AmTrust Quota Share. The table below details net premiums earned by category for the three months ended March 31, 2021 and 2020:

For the Three Months Ended March 31,	2021		2020		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned
Small Commercial Business	$(2,351)	(42.6)%	$939	5.0%	$(3,290)	(350.4)%
Specialty Program	(18)	(0.3)%	75	0.4%	(93)	(124.0)%
Specialty Risk and Extended Warranty	7,893	142.9%	17,670	94.6%	(9,777)	(55.3)%
Total AmTrust Reinsurance	$5,524	100.0%	$18,684	100.0%	$(13,160)	(70.4)%
Net Loss and LAE — Net loss and LAE decreased by $13.1 million or 93.3% for the three months ended March 31, 2021 compared to the same respective period in 2020 due to the impact of favorable prior year loss development of $5.6 million. Net loss and LAE ratios decreased to 17.1% for the three months ended March 31, 2021 compared to 75.2% for the same respective period in 2020.
During the three months ended March 31, 2021, the net loss and LAE ratio decreased by 58.1 percentage points compared to the same period in 2020 primarily due to the impact of favorable prior year loss development of $5.6 million or 100.8 percentage points during the three months ended March 31, 2021 on the loss ratio. There was no prior year loss development recognized for the same period in 2020. Prior year favorable development in 2021 was primarily due to Workers Compensation partly offset by adverse development within Hospital Liability.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $4.8 million or 68.7% for the three months ended March 31, 2021 compared to the same respective period in 2020 due to lower net earned premiums as a result of terminating both quota share agreements with AmTrust effective as of January 1, 2019.
The commission and other acquisition expense ratio increased to 39.6% for the three months ended March 31, 2021 compared to 37.4% for the same respective period in 2020.
General and Administrative Expenses — General and administrative expenses decreased by $41.0 thousand or 6.4% for the three months ended March 31, 2021 compared to the same respective period in 2020. The general and administrative expense ratios increased to 10.9% for the three months ended March 31, 2021 compared to 3.5% for the same respective period in 2020 as a result of lower earned premiums due to terminating both quota share agreements with AmTrust as of January 1, 2019.
The overall expense ratio (including commission and other acquisition expenses) increased to 50.5% for the three months ended March 31, 2021 compared to 40.9% for the same respective period in 2020 primarily due to significantly lower earned premiums as discussed above.

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
As of March 31, 2021, the Company had investable assets of $2.0 billion compared to $2.3 billion as of December 31, 2020. Investable assets are the combined total of our investments, cash and cash equivalents (including restricted), loan to a related party and funds withheld receivable. The decrease in our investable assets is primarily the result of significant negative operating cash flows during three months ended March 31, 2021, particularly as a result of our cessation of active reinsurance underwriting combined with the disbursement of cash and investments to settle claim payments in 2021.
The regulatory and liquidity requirements of the Company's operating segments are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10- K for the year ended December 31, 2020, that was filed with the SEC on March 15, 2021.
As previously indicated, Maiden Reinsurance re-domesticated from Bermuda to Vermont on March 16, 2020. We continue to be actively engaged with the Vermont DFR regarding the formulation of Maiden Reinsurance's longer term business plan, including its investment policy, changes to which require prior regulatory approval as stipulated by Vermont law or the Vermont DFR for any active underwriting, capital management or other strategic initiatives. Maiden Reinsurance has received all necessary approvals required to date by the Vermont DFR, including its investment policy which includes: 1) the expansion of approved asset classes for investment reflecting not only Maiden Reinsurance’s solvency position but the material reduction in required capital necessary to operate its business as discussed further in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity & Capital Resources – Cash and Investments; and 2) the purchase of affiliated securities as demonstrated in the recent preference share tender offers. The Investment Policy, as approved and as may be amended, maintains our established investment management and governance practices.
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
Operating, investing and financing cash flows
Our sources of funds historically have consisted of premium receipts net of commissions and brokerage, investment income, net proceeds from capital raising activities, and proceeds from sales, maturities, pay downs and redemption of investments. Cash is currently used primarily to pay loss and LAE, ceded reinsurance premium, general and administrative expenses, and interest expense, with the remainder in excess of our operating requirements made available to our investment managers for investment in accordance with our investment policy as well as for capital management such as repurchasing our shares.
Our business has undergone significant changes since 2018. As previously noted, the Strategic Review resulted in a series of transactions that materially reduced our balance sheet risk and transformed our operations. As a result of the transactions entered into from the Strategic Review, we are not engaged in any active underwriting of reinsurance business thus our net premiums written will continue to be materially lower and investment related income will become a significantly larger portion of our total revenues. This has caused significant negative operating cash flows as we run off the AmTrust Reinsurance reserves as shown in the cash flows table further below.
As noted in our Business Strategy, in November 2020, we formed GLS which will specialize in providing a full range of legacy services to small insurance entities, We believe the formation of GLS is highly complementary to our overall longer-term strategy and will not only enhance our profitability through both fee income and effective claims management services, but it will also increase our asset base through the addition of blocks of reserves or companies that can be successfully wound down. While the development of the GLS platform over time should further enhance our ability to pursue the asset and capital management pillars of our business strategy, we still expect the trend of negative overall cash flows to continue to reduce our asset base going forward into 2021 and beyond.
We expect to use funds from cash and investment portfolios, collected premiums on reinsurance contracts in force or being run-off, investment income and proceeds from investment sales and redemptions to meet our expected claims payments and operational expenses. Claim payments will be principally from the run-off of existing reserves for loss and LAE. A significant portion of those liabilities are collateralized and claim payments will be funded by using this collateral which should provide sufficient funding to fulfill those obligations.
The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next twelve months as we generally expect negative operating cash flows to be sufficiently offset by positive investing cash flows. While we continue to expect our cash flows to be sufficient to meet our cash requirements and to operate our business, our ability to execute our asset and capital management initiatives are dependent on maintaining adequate levels of unrestricted liquidity and cash flows. At March 31, 2021 and December 31, 2020, unrestricted cash and cash equivalents and unrestricted fixed maturity investments were $216.4 million and $269.2 million, respectively. The decrease in these balances during 2021 was partly the result of the $97.4 million utilized for the 2021 Preference Share Repurchase and $8.0 million utilized for net purchases of other investments, as described further in the discussion on investing and financing cash flows below.
The table below summarizes our operating, investing and financing cash flows for the three months ended March 31, 2021 and 2020:

For the Three Months Ended March 31,	2021	2020
	($ in thousands)
Operating activities	$(102,818)	$(218,481)
Investing activities	199,170	288,530
Financing activities	(99,918)	—
Effect of exchange rate changes on foreign currency cash	(1,106)	635
Total (decrease) increase in cash, restricted cash and cash equivalents	$(4,672)	$70,684
Cash Flows used in Operating Activities
Cash flows used in operating activities for the three months ended March 31, 2021 were $102.8 million compared to cash flows used in operating activities of $218.5 million for the three months ended March 31, 2020, a decrease of $115.7 million. The operating cash flows used in operations for the three months ended March 31, 2021 and 2020 were primarily the result of the termination of the AmTrust Quota Share including both the Partial Termination Amendment and the Commutation and Release Agreement, and the termination of the European Hospital Liability Quota Share, which produced negligible gross premiums written while claim payments have been principally from the run-off of existing reserves for loss and LAE.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash provided by investing activities was $199.2 million for the three months ended March 31, 2021 compared to $288.5 million for the same period in 2020 due to proceeds from the sale of fixed maturity investments which were made to settle claim payments during the three months ended March 31, 2021 and 2020. For the three months ended March 31, 2021, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $205.1 million compared to an inflow of $291.4 million for the same period in 2020.
Cash Flows from Financing Activities
Cash flows used in financing activities were $99.9 million for the three months ended March 31, 2021 due to the repurchase of the Company's preference shares. During March 2021, the Company paid $97.4 million for the repurchase of 6,614,493 preference shares pursuant to the 2021 Preference Share Repurchase as part of its recent capital management strategy.
No dividends on common or preference shares were paid during the three months ended March 31, 2021 and 2020. Our Board of Directors have not declared any common or preference share dividends since the fourth quarter of 2018.
Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, that was filed with the SEC on March 15, 2021.
At March 31, 2021 and December 31, 2020, restricted cash and cash equivalents and fixed maturity investments used as collateral were $0.9 billion and $1.1 billion, respectively. This collateral represents 80.5% and 80.0% of the fair value of our total fixed maturity investments and cash, restricted cash and cash equivalents at March 31, 2021 and December 31, 2020, respectively.
Cash and Investments
The investment of our funds has generally been designed to ensure safety of principal while generating current income. Accordingly, the majority of our funds are invested in liquid, investment-grade fixed income securities which are all designated as available-for-sale at March 31, 2021. As of March 31, 2021 and December 31, 2020, our cash and investments consisted of:

	March 31, 2021	December 31, 2020
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$976,897	$1,213,411
Equity securities, at fair value	5,516	—
Equity method investments	40,183	39,886
Other investments	74,217	67,010
Total investments	1,096,813	1,320,307
Cash and cash equivalents	78,116	74,040
Restricted cash and cash equivalents	53,038	61,786
Total Investments and Cash (including cash equivalents)	$1,227,967	$1,456,133

In addition to the discussion on Cash and Cash Equivalents and Fixed Maturities that follows herein, please see the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q for further discussion on our available-for-sale fixed income securities.
As our insurance liabilities continue to run-off and the required capital to operate our business for regulatory purposes decreases, we have modified Maiden Reinsurance’s investment policy (which has been approved by the Vermont DFR as noted) and have expanded the range of asset classes we invest in to enhance the income and returns our investment portfolio produces. We categorize these investments as "Other Investments" and "Equity Method Investments" on our condensed consolidated balance sheets. During 2020 and 2021, under this revised investment policy, we increased the amount of investments in these categories, and we expect to continue to increase the amounts invested therein. Under our investment policy, investments included in these categories could include, but are not limited to, privately held investments, private equity, private credit lending funds, fixed-income funds, hedge funds, equity funds, real estate and other non-fixed-income investments. For further details on these other investments, please see "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4(b). Other Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q.
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
The substantial majority of our current and planned future investments are held by Maiden Reinsurance, whose investment policy has been approved by the Vermont DFR. We may utilize a portion of Maiden Reinsurance's unrestricted assets to purchase affiliated securities and, during the first quarter of 2021, we utilized $97.4 million in conjunction with the 2021 Preference Share Repurchase. Maiden Reinsurance has received all necessary approvals for its investment policy.
Cash & Cash Equivalents
At March 31, 2021, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
Fixed Maturity Investments
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows at March 31, 2021 and December 31, 2020, respectively:

March 31, 2021	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$78,479	$13	$(4)	$78,488	0.1%	1.4
U.S. agency bonds – mortgage-backed	184,531	6,514	(122)	190,923	2.8%	3.2
Non-U.S. government bonds	7,256	605	(16)	7,845	1.0%	6.3
Asset-backed securities	176,982	1,424	(120)	178,286	2.2%	0.7
Corporate bonds	503,938	23,532	(6,115)	521,355	2.1%	3.2
Total fixed maturities	951,186	32,088	(6,377)	976,897	2.1%	2.6
Cash and cash equivalents	131,154	—	—	$131,154	—%	0.0
Total	$1,082,340	$32,088	$(6,377)	$1,108,051	1.8%	2.3

December 31, 2020	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$94,468	$34	$—	$94,502	0.1%	1.4
U.S. agency bonds – mortgage-backed	272,124	9,439	(126)	281,437	2.5%	1.9
Non-U.S. government bonds	8,641	1,067	—	9,708	1.1%	6.2
Asset-backed securities	184,227	1,611	(406)	185,432	2.2%	0.7
Corporate bonds	604,463	40,904	(3,035)	642,332	2.3%	3.1
Total fixed maturities	1,163,923	53,055	(3,567)	1,213,411	2.2%	2.3
Cash and cash equivalents	135,826	—	—	135,826	0.1%	0.0
Total	$1,299,749	$53,055	$(3,567)	$1,349,237	2.0%	2.1
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the three months ended March 31, 2021, the yield on the 10-year U.S. Treasury bond increased by 81 basis points to 1.74%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed maturity securities in our portfolio. The U.S. Treasury yield curve experienced a material upward shift during the three months ended March 31, 2021, reflecting concerns about potential inflation emanating from the combination of: 1) growing confidence in the U.S. economic outlook as the economic effects of the COVID-19 pandemic continue to abate; 2) enactment of additional significant fiscal stimulus legislation in the U.S.; and 3) continued accommodative monetary policy pursued by central banks globally.
The movement in the market values of our fixed maturity portfolio during the three months ended March 31, 2021 generated net unrealized losses of $23.8 million. Our investment portfolios may be adversely impacted by unfavorable market conditions caused by the COVID-19 pandemic, which could cause continued volatility in our results of operations and negatively impact our financial condition.
Interest rate risk is the price sensitivity of a security to changes in interest rates. Credit spread risk is the price sensitivity of a security to changes in credit spreads. As noted, the fair value of our fixed maturity investments will fluctuate with changes in interest rates and credit spreads. We attempt to maintain adequate liquidity in our fixed maturity investments portfolio with a strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and contract liabilities. Because we collateralize a significant portion of our insurance liabilities, unanticipated or large increases in interest rates could require us to utilize significant amounts of unrestricted cash and fixed maturity securities to provide additional collateral, which could impact our asset and capital management strategy described herein.
We also monitor the duration and structure of our investment portfolio as discussed below. As of March 31, 2021, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $33.3 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above.
To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At March 31, 2021 and December 31, 2020, these respective durations in years were as follows:

	March 31, 2021	December 31, 2020
Fixed maturities and cash and cash equivalents	2.3	2.1
Reserve for loss and LAE(1)	3.9	3.9
(1) The duration regarding our reserve for loss and LAE at March 31, 2021 is gross of LPT/ADC Agreement reserves. On a net basis, the duration of our reserve for loss and LAE is 0.9 years at March 31, 2021 (December 31, 2020 - 0.9 years).
During the three months ended March 31, 2021, the weighted average duration of our fixed maturity investment portfolio increased by 0.2 years to 2.3 years while the duration for the reserve for loss and LAE remains unchanged at 3.9 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities. At March 31, 2021, the duration of our fixed maturity investment portfolio increased slightly compared to December 31, 2020. At March 31, 2021, the duration of our loss reserves net of the LPT/ADC Agreement was in line with the duration of our fixed maturity investment portfolio.

At March 31, 2021 and December 31, 2020, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS holdings at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
GNMA – fixed rate	$—	—%	$17,385	6.2%
GNMA – variable rate	4,882	2.5%	5,409	1.9%
FNMA – fixed rate	91,968	48.2%	119,910	42.6%
FHLMC – fixed rate	94,073	49.3%	138,733	49.3%
Total U.S. agency bonds	$190,923	100.0%	$281,437	100.0%
Agency MBS bonds comprise 19.5% of our fixed maturity investments at March 31, 2021. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn.
At March 31, 2021 and December 31, 2020, 96.2% and 96.1%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.
The security holdings by sector and financial strength rating of our corporate bond holdings at March 31, 2021 and December 31, 2020 were as follows:

	Ratings(1)
March 31, 2021	AAA, AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	1.2%	0.8%	—%	$10,337	2.0%
Communications	—%	1.1%	3.4%	—%	23,679	4.5%
Consumer	—%	2.4%	22.9%	2.2%	143,406	27.5%
Energy	—%	10.1%	3.6%	2.7%	85,295	16.4%
Financial Institutions	7.4%	22.0%	12.7%	1.2%	225,952	43.3%
Industrials	—%	1.1%	0.7%	1.0%	14,189	2.8%
Technology	—%	2.8%	0.7%	—%	18,497	3.5%
Total	7.4%	40.7%	44.8%	7.1%	$521,355	100.0%

	Ratings(1)
December 31, 2020	AAA, AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	1.0%	1.4%	—%	$15,637	2.4%
Communications	—%	1.0%	4.6%	1.6%	46,167	7.2%
Consumer	—%	2.0%	21.7%	1.8%	164,033	25.5%
Energy	2.5%	6.3%	3.0%	2.2%	89,984	14.0%
Financial Institutions	7.2%	23.8%	13.0%	1.0%	288,649	45.0%
Industrials	—%	0.9%	1.2%	0.8%	18,494	2.9%
Technology	—%	2.4%	0.6%	—%	19,368	3.0%
Total	9.7%	37.4%	45.5%	7.4%	$642,332	100.0%
(1)    Ratings as assigned by S&P, or equivalent

At March 31, 2021, the Company’s ten largest corporate holdings, 46.3% of which are U.S. dollar denominated, 38.3% of which are in the Consumer Sector and 39.6% of which are in the Financial Institutions sector, at fair value and as a percentage of all fixed income securities were as follows:

March 31, 2021	Fair Value	% of Holdings	Rating(1)
	($ in thousands)
Electricite de France, 4.625%, Due 9/11/2024	$17,573	1.8%	A-
Brookfield Asset Management Inc., 4.00% Due 1/15/2025	13,106	1.3%	A-
Nordea Bank ABP, 0.875% Due 6/26/2023	13,092	1.3%	A
Deutsche Bank AG, 1.25%, Due 9/8/2021	12,979	1.3%	BBB-
Bayer US Finance LLC, 3.375% Due 10/8/2024	12,925	1.3%	BBB+
Anheuser-Busch INBEV NV, 2.875% Due 9/25/2024	12,921	1.3%	BBB+
Carlsberg Breweries A/S, 2.5%, Due 5/28/2024	12,625	1.3%	BBB
Deutsche Bank AG (NY Branch), 3.7%, Due 5/30/2024	11,762	1.2%	BBB-
Total Capital International SA, 3.75%, Due 4/10/2024	10,962	1.1%	A+
Thompson Reuters Corp, 4.3% Due 11/23/23	10,796	1.1%	BBB
Total	$128,741	13.2%
(1)    Ratings as assigned by S&P, or equivalent

At March 31, 2021 and December 31, 2020, respectively, we hold the following non-U.S. dollar denominated securities:

	March 31, 2021		December 31, 2020
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated corporate bonds	$331,852	97.7%	$349,231	97.3%
Non-U.S. government bonds	7,845	2.3%	9,708	2.7%
Total non-U.S. dollar denominated securities	$339,697	100.0%	$358,939	100.0%
At March 31, 2021 and December 31, 2020, respectively, these non-U.S. securities are invested in the following currencies:

	March 31, 2021		December 31, 2020
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Euro	$314,401	92.5%	$329,447	91.8%
British Pound	20,237	6.0%	22,861	6.4%
Canadian Dollar	5,059	1.5%	5,110	1.4%
All other currencies	—	—%	1,521	0.4%
Total non-U.S. dollar denominated securities	$339,697	100.0%	$358,939	100.0%
The net decrease in non-U.S. denominated fixed maturities is primarily due to the relative depreciation of Euro denominated corporate bonds during the three months ended March 31, 2021. At March 31, 2021 and December 31, 2020, all of the Company's non-U.S. government issuers have a rating of A or higher by S&P.
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

Ratings(1)	March 31, 2021		December 31, 2020
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$476	0.1%	$1,277	0.4%
AA+, AA, AA-	26,334	7.9%	31,102	8.9%
A+, A, A-	160,668	48.4%	165,585	47.4%
BBB+, BBB, BBB-	130,847	39.5%	137,297	39.3%
BB+ or lower	13,527	4.1%	13,970	4.0%
Total non-U.S. dollar denominated corporate bonds	$331,852	100.0%	$349,231	100.0%
(1)     Ratings as assigned by S&P, or equivalent

The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies at March 31, 2021 and December 31, 2020, respectively.
Other Investments, Equity Method Investments and Equity Securities
Our alternative investments are categorized as other investments, equity method investments, and equity securities. These include private equity and hedge funds investments, investments in limited partnerships, as well as investments in direct lending entities and investments in technology-oriented insurance related businesses known as insurtechs. Our allocation to alternative investments increased to 9.8% of our total cash and investments as of March 31, 2021 compared to 7.3% as of December 31, 2020; and increased to 28.1% of our total shareholders' equity as of March 31, 2021 compared to 20.3% as of December 31, 2020. For further details on these other investments, please see "Notes to Condensed Consolidated Financial Statements: Note 4 - Investments" included under Part I Item 1. "Financial Information" of this Report on Form 10-Q.
Other Balance Sheet Changes
The following table summarizes our other material balance sheet changes at March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021	December 31, 2020	Change	Change %
Reinsurance recoverable on unpaid losses	$580,709	$592,571	$(11,862)	(2.0)%
Deferred commission and other acquisition expenses	46,852	51,903	(5,051)	(9.7)%
Other assets	18,462	8,051	10,411	129.3%
Reserve for loss and LAE	1,784,508	1,893,299	(108,791)	(5.7)%
Unearned premiums	128,837	144,271	(15,434)	(10.7)%
Deferred gain on retroactive reinsurance	65,096	74,941	(9,845)	(13.1)%
Accrued expenses and other liabilities	41,220	53,002	(11,782)	(22.2)%
The Company's deferred commission and other acquisition expenses decreased by 9.7% and unearned premiums decreased by 10.7% primarily due to the Partial Termination Amendment with AmTrust on a cut-off basis and the termination of the remaining business under both quota share contracts with AmTrust which are now in run-off with no new business written beginning January 1, 2019.
Accrued expenses and other liabilities decreased by 22.2% as at March 31, 2021 compared to December 31, 2020 due to payment of reinsurance balances payable as a result of claims incurred under the run-off of AmTrust reinsurance contracts. The Company's reserve for loss and LAE decreased by 5.7% primarily due to the payment of prior year loss claims as well as favorable loss development recognized for the AmTrust Reinsurance segment.
The decrease in the deferred gain on retroactive reinsurance for the three months ended March 31, 2021 by 13.1% is attributable to $9.8 million in loss and loss adjustment expenses recognized as favorable loss development in the Company’s GAAP income statement that are covered by the LPT/ADC Agreement. This also impacted the reinsurance recoverable on unpaid losses which decreased by $11.9 million or 2.0% as at March 31, 2021 compared to December 31, 2020.
Other assets increased by 129.3% as at March 31, 2021 compared to December 31, 2020 due to the receivable for securities sold at the end of the first quarter of 2021.
Capital Resources
Capital resources consist of funds deployed in support of our operations. In the three months ended March 31, 2021, our total capital resources decreased by $101.2 million, or 12.8% compared to December 31, 2020 due to unrealized losses on our fixed maturity investment portfolio and repurchases of preference shares partially offset by net income attributable to common shareholders. The following table shows the movement in total capital resources at March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021	December 31, 2020	Change	Change %
Preference shares	$228,948	$394,310	$(165,362)	(41.9)%
Common shareholders' equity	197,663	133,506	64,157	48.1%
Total shareholders' equity	426,611	527,816	(101,205)	(19.2)%
Senior Notes - principal amount	262,500	262,500	—	—%
Total capital resources	$689,111	$790,316	$(101,205)	(12.8)%
The major factors contributing to the net decrease in total capital resources were primarily due to total shareholders' equity at March 31, 2021 which decreased by $101.2 million, or 19.2% compared to December 31, 2020 due to the following factors:
•net decrease of $97.4 million from the 2021 Preference Share Repurchase composed of a decline in preference share capital of $165.4 million partly offset by: (1) a gain on repurchase of preference shares of $62.5 million for the three months ended March 31, 2021 which increased retained earnings; and (2) a net increase in additional paid-in capital of $5.5 million relating to proportionate share in issuance costs of preference shares repurchased, which was previously recognized as a reduction in additional paid-in capital;

•net decrease in AOCI of $14.6 million which arose due to: (1) net unrealized losses on investment of $24.7 million resulting from the net decrease in the fair value of our investment portfolio relating to market price movements due to rising interest rates during the three months ended March 31, 2021; less (2) an increase in cumulative translation adjustments of $10.1 million due to the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro during the three months ended March 31, 2021; partly offset by:
•net income attributable to Maiden of $9.3 million for the three months ended March 31, 2021; and
•net increase due to share-based compensation of $1.5 million.
Please refer to "Notes to Consolidated Financial Statements Note 13. Shareholders' Equity" included under Part II Item 8. "Financial Statements and  Supplementary Data" of our Annual Report on Form 10-K for a discussion of the equity instruments issued by the Company as at December 31, 2020. Book value and diluted book value per common share at March 31, 2021 and December 31, 2020 were computed as follows:

($ in thousands except share and per share data)	March 31, 2021	December 31, 2020
Ending common shareholders’ equity	$197,663	$133,506
Proceeds from assumed conversion of dilutive options	10	10
Numerator for diluted book value per common share calculation	$197,673	$133,516

Common shares outstanding	86,141,057	84,801,161
Shares issued from assumed conversion of dilutive options and restricted shares	617,664	1,489,064
Denominator for diluted book value per common share calculation	86,758,721	86,290,225

Book value per common share	$2.29	$1.57
Diluted book value per common share	2.28	1.55
During the three months ended March 31, 2021, book value per common share increased by 45.9% to $2.29 and diluted book value per common share increased by 47.1% to $2.28, compared to December 31, 2020. This was primarily due to the gain of $62.5 million on the 2021 Preference Share Repurchase which increased book value by $0.73 per common share. Book value also increased due to net income of $9.3 million during the three months ended March 31, 2021, partially offset by a net decrease in AOCI of $14.6 million for the three months ended March 31, 2021.
Common Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the three months ended March 31, 2021, the Company did not repurchase any common shares under its share repurchase authorization as it is precluded from repurchasing its common shares due to its failure to pay dividends on its preference shares. Until such time as dividends on preference shares are paid, the Company will not be able to repurchase or pay dividends on its common shares. At March 31, 2021, the Company had a remaining authorization of $74.2 million for share repurchases.
On October 25, 2019, the Company transferred the listing of its common shares from the NASDAQ Global Select Market to the NASDAQ Capital Market. The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Select Market and listed companies must meet certain financial requirements and comply with the NASDAQ Stock Market LLC’s (“NASDAQ”) corporate governance requirements. The Company’s common shares trade under the symbol “MHLD”. On April 17, 2020, the Company received a letter from NASDAQ stating that the Company had not regained compliance during the compliance period and that the Company’s securities would be delisted from the NASDAQ Capital Market by the opening of business on April 28, 2020 unless the Company requests an appeal of NASDAQ’s determination to a Hearings Panel. On April 24, 2020, the Company filed a Hearing Request Form to appeal NADSAQ’s determination with the Hearings Panel. On June 2, 2020, the Company issued a press release announcing it had regained compliance with NADSAQ’s mimimum bid price and all applicable listing requirements for continued listing, and the appeal hearing was canceled. Accordingly, the Company's common shares continue to be listed on the NASDAQ Capital Market.
Preference Shares
As part of the capital management pillar of our strategy, pursuant to the cash tender offer on December 24, 2020, Maiden Reinsurance accepted for purchase (i) 545,218 shares of the Company's 8.25% Non-Cumulative Preference Shares Series A, (ii) 1,203,466 shares of the Company's 7.125% Non-Cumulative Preference Shares Series C and (iii) 1,078,911 shares of the Company's 6.7% Non-Cumulative Preference Shares Series D (collectively referred to as the "2020 Tender Offer"). The acquisition by Maiden Reinsurance of the preference shares pursuant to the tender offer was made in compliance with Maiden Reinsurance's investment policy previously approved by the Vermont DFR.
The principal purpose of the 2020 Tender Offer was to adjust our capital structure to reflect current operations and the amount of capital required to operate Maiden Reinsurance. The Board has not declared or paid a dividend on the preference shares since the fourth quarter of 2018 and there can be no assurance that it will declare and pay dividends on the preference shares in the future. The preference shares are perpetual and there is no fixed date on which we are required to redeem or otherwise repurchase them. Maiden Reinsurance used unrestricted cash of $29.7 million to repurchase the preference shares pursuant to the 2020 Tender Offer.

On March 3, 2021, the Company's Board approved the repurchase, including the repurchase by Maiden Reinsurance within its investment guidelines, of up to $100.0 million of the Company's preference shares. Please refer to "Notes to Consolidated Financial Statements - Note 6 — Shareholders' Equity" under Part 1 Item 1 "Financial Information" of this Quarterly Report on Form 10-Q for further information on our preference shares.
During March 2021, Maiden Reinsurance accepted for purchase primarily via private negotiation with certain security holders, (i) 2,561,636 shares of the Company's 8.25% Non-Cumulative Preference Shares Series A at an average price of $14.88 per share, (ii) 2,028,961 shares of the Company's 7.125% Non-Cumulative Preference Shares Series C at an average price of $14.65 per share, and (iii) 2,023,896 shares of the Company's 6.7% Non-Cumulative Preference Shares Series D at an average price of $14.60 per share for a total amount of $97.4 million. The acquisition by Maiden Reinsurance of these preference shares was made in compliance with the Company's investment guidelines previously approved by the Vermont DFR. These purchases have resulted in a gain on purchase of $62.5 million in the first quarter of 2021.
As of March 31, 2021, the Company had a remaining authorization of $2.6 million for preference share repurchases.
On May 6, 2021, the Company's Board of Directors approved the additional repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines (as may be amended), of up to $50.0 million the Company's preference shares from time to time at market prices in open market purchases or as may be privately negotiated.
Senior Notes
There were no changes in the Company’s Senior Notes at March 31, 2021 compared to December 31, 2020 and the Company did not enter into any short-term borrowing arrangements during the three months ended March 31, 2021. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes. The ratio of Debt to Total Capital Resources at March 31, 2021 and December 31, 2020 was computed as follows:

($ in thousands)	March 31, 2021	December 31, 2020
Senior notes - principal amount	$262,500	$262,500
Maiden shareholders’ equity	426,611	527,816
Total capital resources	$689,111	$790,316
Ratio of debt to total capital resources	38.1%	33.2%

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
Non-GAAP operating earnings were $47.3 million for the three months ended March 31, 2021 compared to non-GAAP operating earnings of $3.1 million for the same period in 2020. The Company's non-GAAP operating results included a non-GAAP underwriting loss of $8.3 million for the three months ended March 31, 2021 compared to an underwriting loss of $3.7 million for the same period in 2020, due to underwriting results not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) as well as claims related to the European Hospital Liability Quota Share.
Non-GAAP operating earnings and Non-GAAP diluted operating earnings per share attributable to common shareholders
Non-GAAP operating earnings and non-GAAP diluted operating earnings per share attributable to common shareholders can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended March 31,	2021	2020
	($ in thousands except per share data)
Net income available to Maiden common shareholders	$71,736	$20,861
Add (subtract):
Net realized gains on investment	(8,101)	(11,038)
Total other-than-temporary impairment losses	—	1,506
Foreign exchange and other gains	(3,542)	(8,197)
Interest in income of equity method investments	(2,947)	—
Favorable prior year loss development subject to LPT/ADC Agreement	(9,845)	—
Non-GAAP operating earnings	$47,301	$3,132

Diluted earnings per share attributable to common shareholders	$0.83	$0.25
Add (subtract):
Net realized gains on investment	(0.09)	(0.13)
Total other-than-temporary impairment losses	—	0.02
Foreign exchange and other gains	(0.04)	(0.10)
Interest in income of equity method investments	(0.03)	—
Favorable prior year loss development subject to LPT/ADC Agreement	(0.12)	—
Non-GAAP diluted operating earnings per share available to common shareholders	$0.55	$0.04
Non-GAAP Operating ROACE
Non-GAAP Operating ROACE for the three months ended March 31, 2021 and 2020 was computed as follows:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Non-GAAP operating earnings	$47,301	$3,132
Opening adjusted common shareholders’ equity	208,447	155,668
Ending adjusted common shareholders’ equity	262,759	132,948
Average adjusted common shareholders’ equity	235,603	144,308
Non-GAAP Operating ROACE	81.4%	8.7%

Non-GAAP Underwriting Results and Combined Ratio
The following summarizes our non-GAAP underwriting results for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Gross premiums written	$(2,390)	$11,734
Net premiums written	$(2,696)	$10,372
Net premiums earned	$11,764	$31,215
Other insurance revenue	269	408
Non-GAAP net loss and LAE(1)	(12,204)	(21,086)
Commission and other acquisition expenses	(5,942)	(11,973)
General and administrative expenses	(2,177)	(2,257)
Non-GAAP underwriting loss (1)	$(8,290)	$(3,693)
Ratios:
Non-GAAP net loss and LAE ratio(1)	101.4%	66.7%
Commission and other acquisition expense ratio	49.4%	37.9%
General and administrative expense ratio	116.3%	27.0%
Expense ratio	165.7%	64.9%
Non-GAAP combined ratio(1)	267.1%	131.6%
(1) Non-GAAP underwriting loss, non-GAAP net loss and LAE, non-GAAP net loss and LAE ratio, and non-GAAP combined ratio for the three months ended March 31, 2021 include the impact of prior year reserve development subject to the LPT/ADC Agreement. Please see the "Key Financial Measures" section for definitions of Non-GAAP underwriting loss, net loss and LAE, non-GAAP net loss and LAE ratio, and non-GAAP combined ratio.
The non-GAAP underwriting results as well as the non-GAAP loss and LAE and ratios and non-GAAP combined ratios include the impact of prior year loss reserve development related to the AmTrust Quota Share which is fully recoverable from Cavello and subject to the LPT/ADC Agreement to show the ultimate economic benefit to the Company.
As shown in the table above, adjusted for the impact of favorable prior year reserve development subject to the LPT/ADC Agreement of $9.8 million during the three months ended March 31, 2021, the non-GAAP underwriting loss was $8.3 million. This compared to a non-GAAP underwriting loss of $3.7 million for the same period in 2020. The non-GAAP underwriting results above were due to underwriting results in the AmTrust Reinsurance segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) as well as claims related to the European Hospital Liability Quota Share. Results in the Diversified Reinsurance segment during the three months ended March 31, 2021 and 2020, respectively, were stable. The non-GAAP combined ratio during the three months ended March 31, 2021 was 267.1%, compared to 131.6% during the same period in 2020 as shown in the table below:

	For the Three Months Ended March 31,
	2021	2020
Combined ratio	185.3%	131.6%
Less: Favorable prior year loss development subject to LPT/ADC Agreement	(81.8)%	—%
Non-GAAP combined ratio	267.1%	131.6%
Non-GAAP Net Loss and LAE
Adjusted for the impact of favorable prior year loss development on AmTrust reserves subject to the LPT/ADC Agreement, non-GAAP net loss and LAE for the three months ended March 31, 2021 increased by $9.8 million as this amount is ultimately recoverable from Cavello. This adjustment is reflected in the calculation of non-GAAP Loss and LAE as shown below:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Net loss and LAE	$2,359	$21,086
Less: Favorable prior year loss development subject to LPT/ADC Agreement	(9,845)	—
Non-GAAP net loss and LAE	$12,204	$21,086
Adjusted for the impact of favorable prior year loss development on AmTrust reserves subject to the LPT/ADC Agreement of $9.8 million during the three months ended March 31, 2021, non-GAAP net loss and LAE was $12.2 million as shown in the table above. The non-GAAP net loss and LAE ratio was 101.4% for the three months ended March 31, 2021 compared to 66.7% for the same period in 2020.
Adjusted Shareholders' Equity, Adjusted Total Capital Resources, Adjusted Book Value per Common Share, and Ratio of Debt to Total Adjusted Capital Resources
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at March 31, 2021 and December 31, 2020 reflect the addition of the unamortized deferred gain on retroactive reinsurance to the GAAP shareholders' equity as depicted in the computations below. The estimated deferred gain of $65.1 million at March 31, 2021 and $74.9 million at December 31, 2020 arises from the LPT/ADC Agreement with Cavello relating to losses subject to that agreement which are fully recoverable from Cavello.
The decrease in the unamortized deferred gain on retroactive reinsurance for the three months ended March 31, 2021 is attributable to $9.8 million in loss and loss adjustment expenses recognized as favorable loss development in the Company's GAAP income statement that are subject to the LPT/ADC Agreement. We believe the inclusion of the unamortized deferred gain in these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve the Company's shareholders' equity over the settlement period under the terms of the agreement.
Reconciliation of shareholders' equity to Adjusted shareholders' equity and Adjusted Total Capital Resources
The following table computes adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain on retroactive reinsurance at March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021	December 31, 2020	Change	Change %
Preference shares	$228,948	$394,310	$(165,362)	(41.9)%
Common shareholders' equity	197,663	133,506	64,157	48.1%
Total shareholders' equity	426,611	527,816	(101,205)	(19.2)%
Unamortized deferred gain on retroactive reinsurance	65,096	74,941	(9,845)	(13.1)%
Adjusted shareholders' equity	491,707	602,757	(111,050)	(18.4)%
Senior Notes - principal amount	262,500	262,500	—	—%
Adjusted total capital resources	$754,207	$865,257	$(111,050)	(12.8)%
Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The adjusted book value per common share as reconciled for the recognition of the unamortized deferred gain on retroactive reinsurance at March 31, 2021 and December 31, 2020 was computed as follows:

	March 31, 2021	December 31, 2020
Book value per common share	$2.29	$1.57
Unamortized deferred gain on retroactive reinsurance	0.76	0.89
Adjusted book value per common share	$3.05	$2.46
Ratio of Debt to Adjusted Total Capital Resources
Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at March 31, 2021 and December 31, 2020 was computed as follows:

($ in thousands)	March 31, 2021	December 31, 2020
Senior notes - principal amount	$262,500	$262,500
Adjusted shareholders’ equity	491,707	602,757
Adjusted total capital resources	$754,207	$865,257
Ratio of debt to adjusted total capital resources	34.8%	30.3%

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely affected. At March 31, 2021, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the unaudited Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange gains of $3.4 million were generated during the three months ended March 31, 2021, compared to foreign exchange gains of $8.4 million for the three months ended March 31, 2020.
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
Off-Balance Sheet Arrangements
At March 31, 2021, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments and Contingencies" for an update on legal matters. Except as disclosed above, there are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 1A. Risk Factors
Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our 2020 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.
There are no material changes from the risk factors previously disclosed in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Items 2. (a) and (b) are not applicable.
2. (c) Share Repurchases
Common Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. The Company has a remaining authorization of $74,245 for share repurchases at March 31, 2021. There were no share repurchases during the three months ended March 31, 2021 under the share repurchase authorization.

For the Three Months Ended March 31, 2021	Total number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar amount still available under trading plan
				($ in thousands)
January 1, 2021 - January 31, 2021	—	$—	—	$74,245
February 1, 2021 - February 28, 2021	—	—	—	74,245
March 1, 2021 - March 31, 2021	799,548	2.95	—	74,245
Total	799,548	$2.95	—	74,245
(a) Common shares repurchased by the Company representing tax withholding in respect of tax obligations on the vesting of performance based shares.

Subsequent to the three months ended March 31, 2021 and through the period ended May 10, 2021, the Company did not repurchase any additional common shares which represent tax withholding in respect of tax obligations on the vesting of performance based shares.
Preference Shares
On March 3, 2021, our Board approved the repurchase (including the repurchase by Maiden Reinsurance in accordance with its investment guidelines) of up to $100.0 million of our preference shares from time to time at market prices in open market purchases or as may be privately negotiated.
During March 2021, Maiden Reinsurance accepted for purchase primarily via private negotiation with certain security holders, (i) 2,561,636 shares of the Company's 8.25% Non-Cumulative Preference Shares Series A at an average price of $14.88 per share, (ii) 2,028,961 shares of the Company's 7.125% Non-Cumulative Preference Shares Series C at an average price of $14.65 per share, and (iii) 2,023,896 shares of the Company's 6.7% Non-Cumulative Preference Shares Series D at an average price of $14.60 per share for a total amount of $97,393. The acquisition by Maiden Reinsurance of these preference shares was made in compliance with the Company's investment guidelines previously approved by the Vermont DFR. These preference share purchases resulted in a gain on purchase of $62,450 in the first quarter of 2021.
On May 6, 2021, the Company's Board of Directors approved the additional repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines (as may be amended), of up to $50,000 of the Company's preference shares from time to time at market prices in open market purchases or as may be privately negotiated.
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
Submission of Matters to a Vote of Security Holders
(a) The 2021 Annual General Meeting of Shareholders of the Company was held on May 6, 2021.
(b) Matters voted on at the meeting and the number of votes cast:
1.To elect nine directors to the Board of Directors of Maiden Holdings, Ltd. to serve until the 2022 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld	Broker Non-Vote
Barry D. Zyskind	38,876,474	247,775	27,529,988
Holly L. Blanchard	38,917,729	206,520	27,529,988
Patrick J. Haveron	38,801,251	322,998	27,529,988
Simcha G. Lyons	37,553,746	1,570,503	27,529,988
Lawrence F. Metz	38,901,555	222,694	27,529,988
Raymond M. Neff	38,881,391	242,858	27,529,988
Yehuda L. Neuberger	38,796,225	328,024	27,529,988
Steven H. Nigro	38,909,529	214,720	27,529,988
Keith A. Thomas	37,873,860	1,250,389	27,529,988
2.To vote on a non-binding advisory resolution to approve the compensation of certain executive officers:

Votes For	Votes Against	Abstain	Broker Non-Vote
38,215,981	468,576	439,691	27,529,989
3.The appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the 2021 fiscal year:

Votes For	Votes Against	Abstain	Broker Non-Vote
66,439,667	184,252	30,317	—

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO
101.1
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL: (i) unaudited Condensed Consolidated Balance Sheets; (ii) unaudited Condensed Consolidated Statements of Income; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income; (iv) unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity; (v) unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
May 10, 2021		/s/ Lawrence F. Metz
Lawrence F. Metz President and Co-Chief Executive Officer

/s/ Patrick J. Haveron
Patrick J. Haveron Co-Chief Executive Officer and Chief Financial Officer