Form 10-Q
period 2021-06-30
Maiden Holdings, Ltd.
filed 2021-08-09
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Yes ☐ No ☒
As of August 5, 2021, the number of shares of the Registrant's Common Stock ($.01 par value) outstanding was 86,420,221.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2021 - $911,547; 2020 - $1,163,923)	$938,685	$1,213,411
Equity securities, at fair value (cost 2021 - $1,000)	4,905	—
Equity method investments	60,113	39,886
Other investments	88,238	67,010
Total investments	1,091,941	1,320,307
Cash and cash equivalents	42,109	74,040
Restricted cash and cash equivalents	31,648	61,786
Accrued investment income	7,872	11,240
Reinsurance balances receivable, net	2,372	5,777
Reinsurance recoverable on unpaid losses	565,549	592,571
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $39,730 and $45,732 from related parties in 2021 and 2020, respectively)	42,708	51,903
Funds withheld receivable (includes $604,424 and $603,093 from related parties in 2021 and 2020, respectively)	644,473	654,805
Other assets	10,123	8,051
Total assets	$2,606,770	$2,948,455
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,533,264 and $1,727,193 from related parties in 2021 and 2020, respectively)	$1,674,590	$1,893,299
Unearned premiums (includes $106,645 and $122,737 from related parties in 2021 and 2020, respectively)	118,557	144,271
Deferred gain on retroactive reinsurance	54,254	74,941
Liability for securities purchased	40,093	—
Accrued expenses and other liabilities (includes $45,308 and $35,719 from related parties in 2021 and 2020, respectively)	59,828	53,002
Senior notes - principal amount	262,500	262,500
Less: unamortized debt issuance costs	7,264	7,374
Senior notes, net	255,236	255,126
Total liabilities	2,202,558	2,420,639
Commitments and Contingencies
EQUITY
Preference shares	181,384	394,310
Common shares ($0.01 par value; 92,233,783 and 89,815,175 shares issued in 2021 and 2020, respectively; 86,420,221 and 84,801,161 shares outstanding in 2021 and 2020, respectively)	922	898
Additional paid-in capital	767,452	756,122
Accumulated other comprehensive income	5,723	23,857
Accumulated deficit	(517,376)	(615,837)
Treasury shares, at cost (5,813,562 and 5,014,014 shares in 2021 and 2020, respectively)	(33,893)	(31,534)
Total shareholders’ equity	404,212	527,816
Total liabilities and equity	$2,606,770	$2,948,455
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Gross premiums written	$3,434	$4,982	$1,044	$16,716
Net premiums written	$3,261	$4,090	$565	$14,462
Change in unearned premiums	10,051	17,218	24,511	38,061
Net premiums earned	13,312	21,308	25,076	52,523
Other insurance revenue	539	250	808	658
Net investment income	7,278	14,309	17,119	32,273
Net realized gains on investment	849	8,875	8,950	19,913
Total other-than-temporary impairment losses	—	—	—	(1,506)
Total revenues	21,978	44,742	51,953	103,861
Expenses
Net loss and loss adjustment expenses	(5,327)	11,008	(2,968)	32,094
Commission and other acquisition expenses	6,899	8,154	12,841	20,127
General and administrative expenses	8,906	9,261	22,903	17,811
Interest and amortization expenses	4,832	4,830	9,663	9,661
Foreign exchange and other losses (gains)	1,588	2,295	(1,954)	(5,902)
Total expenses	16,898	35,548	40,485	73,791
Income before income taxes and interest in income of equity method investments	5,080	9,194	11,468	30,070
Less: income tax benefit	(257)	(18)	(208)	(3)
Add: Interest in income of equity method investments	2,775	—	5,722	—
Net income	8,112	9,212	17,398	30,073
Gain from repurchase of preference shares	18,714	—	81,164	—
Net income available to Maiden common shareholders	$26,826	$9,212	$98,562	$30,073
Basic and diluted earnings per share attributable to common shareholders	$0.31	$0.11	$1.14	$0.35
Weighted average number of common shares - basic	86,230,021	84,537,385	85,684,511	83,896,804
Adjusted weighted average number of common shares and assumed conversions - diluted	86,235,372	84,537,385	85,688,893	83,896,804

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$8,112	$9,212	$17,398	$30,073
Other comprehensive (loss) income
Net unrealized holdings gains (losses) on fixed maturity investments arising during period	2,206	41,778	(17,325)	1,575
Net unrealized holdings losses on equity method investments arising during period	(2,407)	—	(3,419)	—
Adjustment for reclassification of net realized gains recognized in net income	(779)	(2,368)	(5,025)	(6,401)
Foreign currency translation adjustment	(2,555)	(3,820)	7,591	(3,823)
Other comprehensive (loss) income, before tax	(3,535)	35,590	(18,178)	(8,649)
Income tax benefit (expense) related to components of other comprehensive (loss) income	7	(101)	44	14
Other comprehensive (loss) income, after tax	(3,528)	35,489	(18,134)	(8,635)
Comprehensive income (loss)	$4,584	$44,701	$(736)	$21,438

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Preference shares - Series A, C and D
Beginning balance	$228,948	$465,000	$394,310	$465,000
Repurchase of Preference Shares – Series A	(20,553)	—	(84,594)	—
Repurchase of Preference Shares – Series C	(16,170)	—	(66,894)	—
Repurchase of Preference Shares – Series D	(10,841)	—	(61,438)	—
Ending balance	181,384	465,000	181,384	465,000
Common shares
Beginning balance	920	890	898	882
Exercise of options and issuance of common shares	2	7	24	15
Ending balance	922	897	922	897
Additional paid-in capital
Beginning balance	765,587	751,862	756,122	751,327
Exercise of options and issuance of common shares	(2)	(7)	(24)	(15)
Share-based compensation expense	282	1,041	4,315	1,584
Repurchase of Preference Shares	1,585	—	7,104	—
Cash settlement of restricted shares granted	—	—	(65)	—
Ending balance	767,452	752,896	767,452	752,896
Accumulated other comprehensive income
Beginning balance	9,251	(26,288)	23,857	17,836
Change in net unrealized (losses) gains on investment	(973)	39,309	(25,725)	(4,812)
Foreign currency translation adjustment	(2,555)	(3,820)	7,591	(3,823)
Ending balance	5,723	9,201	5,723	9,201
Accumulated deficit
Beginning balance	(544,202)	(674,933)	(615,837)	(695,794)
Cash settlement of restricted shares granted	—	—	(101)	—
Net income	8,112	9,212	17,398	30,073
Gain on repurchase of preference shares	18,714	—	81,164	—
Ending balance	(517,376)	(665,721)	(517,376)	(665,721)
Treasury shares
Beginning balance	(33,893)	(31,533)	(31,534)	(31,533)
Shares repurchased	—	(1)	(2,359)	(1)
Ending balance	(33,893)	(31,534)	(33,893)	(31,534)
Total shareholders' equity	$404,212	$530,739	$404,212	$530,739
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Six Months Ended June 30,	2021	2020
Cash flows from operating activities
Net income	$17,398	$30,073
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and share-based compensation	6,840	4,004
Interest in income of equity method investments	(5,722)	—
Net realized gains on investment	(8,950)	(19,913)
Total other-than-temporary impairment losses	—	1,506
Foreign exchange and other gains	(1,954)	(5,902)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	4,395	(10,196)
Reinsurance recoverable on unpaid losses	6,366	4,294
Accrued investment income	3,290	6,413
Deferred commission and other acquisition expenses	9,101	13,662
Funds withheld receivable	8,672	(13,416)
Other assets	(1,133)	(9,316)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(207,565)	(361,082)
Unearned premiums	(25,340)	(37,634)
Accrued expenses and other liabilities	8,818	(21,645)
Net cash used in operating activities	(185,784)	(419,152)
Cash flows from investing activities:
Purchases of fixed maturities	(91,585)	(245,331)
Purchases of other investments	(21,852)	(4,475)
Purchases of equity method investments	(21,309)	—
Proceeds from sales of fixed maturities	206,354	405,501
Proceeds from maturities, paydowns and calls of fixed maturities	175,363	292,780
Proceeds from sale and redemption of other investments	228	92
Proceeds from sale and redemption of equity method investments	3,384	—
Distributions from equity securities	441	—
Others, net	(19)	(598)
Net cash provided by investing activities	251,005	447,969
Cash flows from financing activities:
Repurchase of common shares	(2,359)	(1)
Repurchase of preference shares	(124,658)	—
Cash settlement of restricted shares granted	(166)	—
Net cash used in financing activities	(127,183)	(1)
Effect of exchange rate changes on foreign currency cash, restricted cash and equivalents	(107)	1,359
Net (decrease) increase in cash, restricted cash and cash equivalents	(62,069)	30,175
Cash, restricted cash and cash equivalents, beginning of period	135,826	107,278
Cash, restricted cash and cash equivalents, end of period	$73,757	$137,453
Reconciliation of cash and restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$42,109	$56,583
Restricted cash and cash equivalents, end of period	31,648	80,870
Total cash, restricted cash and cash equivalents, end of period	$73,757	$137,453
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Maiden Holdings, Ltd. ("Parent Company" or "Maiden Holdings") and its subsidiaries (the "Company" or "Maiden"). They have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All significant intercompany transactions and accounts have been eliminated.
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
Short-term income protection business is written on a primary basis by our wholly owned subsidiaries Maiden Life Försäkrings AB ("Maiden LF") and Maiden General Försäkrings AB ("Maiden GF") in the Scandinavian and Northern European markets. Insurance support services are provided to Maiden LF and Maiden GF by our services company, Maiden Global Holdings Ltd. (“Maiden Global”), which is also a licensed intermediary in the United Kingdom. Maiden Global had previously operated internationally by providing branded auto and credit life insurance products through insurer partners, particularly those in the European Union ("EU") and other global markets. These products also produced reinsurance programs which were underwritten by our wholly owned subsidiary Maiden Reinsurance Ltd. (“Maiden Reinsurance”).
The Company is not actively underwriting reinsurance business but has some historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off. The Company continues to run-off the liabilities associated with AmTrust Financial Services, Inc. ("AmTrust") reinsurance agreements which were terminated in 2019 as discussed in "Note 10 - Related Party Transactions". We have a retroactive reinsurance agreement and a commutation agreement that further reduces our exposure and limits the potential volatility related to these AmTrust liabilities, which are discussed in "Note 8 - Reinsurance".
Since 2018, the Company has engaged in a series of strategic measures that have dramatically reduced the regulatory capital required to operate our business, materially strengthened our solvency ratios, re-domiciled Maiden Reinsurance from Bermuda to the State of Vermont in the U.S. and ceased active reinsurance underwriting. These transactions can be found in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the SEC on March 15, 2021 and are more fully described (as applicable) in "Note 8 - Reinsurance" and "Note 10 - Related Party Transactions" in these financial statements.
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
As described herein, the Company is not presently engaged in active reinsurance underwriting and is running off the remaining unearned exposures it has reinsured. The Company's Swedish and UK insurance operations ("IIS unit") do write limited primary insurance coverages that could be exposed to COVID-19 claims.  While we assess our exposure to COVID-19 insurance and reinsurance claims on our existing insurance exposures and remaining reinsurance exposures as limited and immaterial, given the uncertainty surrounding the COVID-19 pandemic and its impact on the insurance industry, our preliminary estimates of loss and loss adjustment expenses ("loss and LAE") and estimates of reinsurance recoverable arising from the COVID-19 pandemic may materially change. Maiden Reinsurance has not received any COVID-19 claims to date but our companies within our IIS unit have received a limited number of claims related to those coverages which it deems as immaterial. Unanticipated issues relating to claims and coverage may emerge, which could adversely affect our business by increasing the scope of coverage beyond our intent and/or increasing the frequency and severity of claims.
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
No new accounting standards have been recently adopted for the six months ended June 30, 2021.
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
The guidance is effective for public business entities, excluding entities eligible to be smaller reporting companies ("SRCs") as defined by the SEC, for annual periods beginning after December 15, 2019, and interim periods therein. The guidance is effective for all other entities, including public entities eligible to be SRCs, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As of June 30, 2021, the Company qualified for SRC status, as determined on the last business day of its most recent second quarter, and is thus eligible to follow the reporting deadlines and effective dates applicable to SRCs. Therefore Topic 326 will not be effective until fiscal year 2023. The Company continues to evaluate the impact of this guidance on its results of operations, financial condition and liquidity.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information
The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”) and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries, AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), which are both in run-off effective January 1, 2019. Please refer to "Note 10. Related Party Transactions" for additional information regarding the AmTrust Reinsurance segment.
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
The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net income:

For the Three Months Ended June 30, 2021	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$5,191	$(1,757)	$3,434
Net premiums written	$5,018	$(1,757)	$3,261
Net premiums earned	$6,962	$6,350	$13,312
Other insurance revenue	539	—	539
Net loss and LAE	(1,247)	6,574	5,327
Commission and other acquisition expenses	(4,452)	(2,447)	(6,899)
General and administrative expenses	(3,033)	(775)	(3,808)
Underwriting (loss) income	$(1,231)	$9,702	8,471
Reconciliation to net income
Net investment income and realized gains on investment			8,127
Interest and amortization expenses			(4,832)
Foreign exchange and other losses, net			(1,588)
Other general and administrative expenses			(5,098)
Income tax benefit			257
Interest in income of equity method investments			2,775
Net income			$8,112

Net loss and LAE ratio(1)	16.6%	(103.5)%	(38.5)%
Commission and other acquisition expense ratio(2)	59.4%	38.5%	49.8%
General and administrative expense ratio(3)	40.4%	12.2%	64.3%
Expense ratio(4)	99.8%	50.7%	114.1%
Combined ratio(5)	116.4%	(52.8)%	75.6%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Three Months Ended June 30, 2020	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$9,687	$(4,705)	$4,982
Net premiums written	$8,553	$(4,463)	$4,090
Net premiums earned	$11,527	$9,781	$21,308
Other insurance revenue	250	—	250
Net loss and LAE	(6,038)	(4,970)	(11,008)
Commission and other acquisition expenses	(4,374)	(3,780)	(8,154)
General and administrative expenses	(1,746)	(667)	(2,413)
Underwriting (loss) income	$(381)	$364	(17)
Reconciliation to net income
Net investment income and realized gains on investment			23,184
Interest and amortization expenses			(4,830)
Foreign exchange and other losses, net			(2,295)
Other general and administrative expenses			(6,848)
Income tax benefit			18
Net income			$9,212

Net loss and LAE ratio(1)	51.3%	50.8%	51.0%
Commission and other acquisition expense ratio(2)	37.1%	38.6%	37.8%
General and administrative expense ratio(3)	14.8%	6.9%	43.0%
Expense ratio(4)	51.9%	45.5%	80.8%
Combined ratio(5)	103.2%	96.3%	131.8%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Six Months Ended June 30, 2021	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$5,263	$(4,219)	$1,044
Net premiums written	$4,784	$(4,219)	$565
Net premiums earned	$13,202	$11,874	$25,076
Other insurance revenue	808	—	808
Net loss and LAE	(2,662)	5,630	2,968
Commission and other acquisition expenses	(8,207)	(4,634)	(12,841)
General and administrative expenses	(4,607)	(1,378)	(5,985)
Underwriting (loss) income	$(1,466)	$11,492	10,026
Reconciliation to net income
Net investment income and realized gains on investment			26,069
Interest and amortization expenses			(9,663)
Foreign exchange and other gains, net			1,954
Other general and administrative expenses			(16,918)
Income tax benefit			208
Interest in income from equity method investments			5,722
Net income			$17,398

Net loss and LAE ratio(1)	19.0%	(47.4)%	(11.5)%
Commission and other acquisition expense ratio(2)	58.6%	39.0%	49.6%
General and administrative expense ratio(3)	32.9%	11.6%	88.5%
Expense ratio(4)	91.5%	50.6%	138.1%
Combined ratio(5)	110.5%	3.2%	126.6%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Six Months Ended June 30, 2020	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$21,421	$(4,705)	$16,716
Net premiums written	$18,925	$(4,463)	$14,462
Net premiums earned	$24,058	$28,465	$52,523
Other insurance revenue	658	—	658
Net loss and LAE	(13,079)	(19,015)	(32,094)
Commission and other acquisition expenses	(9,353)	(10,774)	(20,127)
General and administrative expenses	(3,359)	(1,311)	(4,670)
Underwriting loss	$(1,075)	$(2,635)	(3,710)
Reconciliation to net income
Net investment income and realized gains on investment			52,186
Total other-than-temporary impairment losses			(1,506)
Interest and amortization expenses			(9,661)
Foreign exchange and other gains, net			5,902
Other general and administrative expenses			(13,141)
Income tax benefit			3
Net income			$30,073

Net loss and LAE ratio(1)	52.9%	66.8%	60.4%
Commission and other acquisition expense ratio(2)	37.8%	37.8%	37.8%
General and administrative expense ratio(3)	13.6%	4.7%	33.5%
Expense ratio(4)	51.4%	42.5%	71.3%
Combined ratio(5)	104.3%	109.3%	131.7%

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

The following tables summarize the financial position of the Company's reportable segments including the reconciliation to the Company's consolidated total assets at June 30, 2021 and December 31, 2020:

June 30, 2021	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$132,083	$2,051,535	$2,183,618
Corporate assets	—	—	423,152
Total Assets	$132,083	$2,051,535	$2,606,770

December 31, 2020	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$156,380	$2,329,377	$2,485,757
Corporate assets	—	—	462,698
Total Assets	$156,380	$2,329,377	$2,948,455

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the three and six months ended June 30, 2021 and 2020:

For the Three Months Ended June 30,	2021	2020
Net premiums written	Total	Total
Diversified Reinsurance
International	$5,028	$8,498
Other	(10)	55
Total Diversified Reinsurance	5,018	8,553
AmTrust Reinsurance
Small Commercial Business	(1,594)	(6,394)
Specialty Program	(4)	477
Specialty Risk and Extended Warranty	(159)	1,454
Total AmTrust Reinsurance	(1,757)	(4,463)
Total Net Premiums Written	$3,261	$4,090

For the Six Months Ended June 30,	2021	2020
Net premiums written	Total	Total
Diversified Reinsurance
International	$4,784	$18,870
Other	—	55
Total Diversified Reinsurance	4,784	18,925
AmTrust Reinsurance
Small Commercial Business	(4,072)	(6,394)
Specialty Program	(29)	477
Specialty Risk and Extended Warranty	(118)	1,454
Total AmTrust Reinsurance	(4,219)	(4,463)
Total Net Premiums Written	$565	$14,462

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables set forth financial information relating to net premiums earned by major line of business and reportable segment for the three and six months ended June 30, 2021 and 2020:

For the Three Months Ended June 30,	2021		2020
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$6,972	52.4%	$11,472	53.8%
Other	(10)	(0.1)%	55	0.3%
Total Diversified Reinsurance	6,962	52.3%	11,527	54.1%
AmTrust Reinsurance
Small Commercial Business	(1,495)	(11.2)%	(7,112)	(33.4)%
Specialty Program	2	—%	426	2.0%
Specialty Risk and Extended Warranty	7,843	58.9%	16,467	77.3%
Total AmTrust Reinsurance	6,350	47.7%	9,781	45.9%
Total Net Premiums Earned	$13,312	100.0%	$21,308	100.0%

For the Six Months Ended June 30,	2021		2020
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$13,202	52.6%	$24,003	45.7%
Other	—	—%	55	0.1%
Total Diversified Reinsurance	13,202	52.6%	24,058	45.8%
AmTrust Reinsurance
Small Commercial Business	(3,846)	(15.3)%	(6,173)	(11.8)%
Specialty Program	(16)	(0.1)%	501	1.0%
Specialty Risk and Extended Warranty	15,736	62.8%	34,137	65.0%
Total AmTrust Reinsurance	11,874	47.4%	28,465	54.2%
Total Net Premiums Earned	$25,076	100.0%	$52,523	100.0%

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
a)Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of fixed maturities at June 30, 2021 and December 31, 2020 are as follows:

June 30, 2021	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$78,481	$—	$(27)	$78,454
U.S. agency bonds – mortgage-backed	148,520	5,028	(95)	153,453
Non-U.S. government bonds	3,167	273	—	3,440
Asset-backed securities	194,648	1,242	(598)	195,292
Corporate bonds	486,731	25,657	(4,342)	508,046
Total fixed maturity investments	$911,547	$32,200	$(5,062)	$938,685

December 31, 2020	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$94,468	$34	$—	$94,502
U.S. agency bonds – mortgage-backed	272,124	9,439	(126)	281,437
Non-U.S. government bonds	8,641	1,067	—	9,708
Asset-backed securities	184,227	1,611	(406)	185,432
Corporate bonds	604,463	40,904	(3,035)	642,332
Total fixed maturity investments	$1,163,923	$53,055	$(3,567)	$1,213,411
The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2021	Amortized cost	Fair value
Due in one year or less	$60,592	$59,782
Due after one year through five years	435,090	454,445
Due after five years through ten years	65,363	68,361
Due after ten years	7,334	7,352
	568,379	589,940
U.S. agency bonds – mortgage-backed	148,520	153,453
Asset-backed securities	194,648	195,292
Total fixed maturity investments	$911,547	$938,685
The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2021	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bonds	$78,454	$(27)	$—	$—	$78,454	$(27)
U.S. agency bonds – mortgage-backed	8,175	(95)	—	—	8,175	(95)
Asset-backed securities	42,265	(536)	11,288	(62)	53,553	(598)
Corporate bonds	36,244	(1,311)	53,475	(3,031)	89,719	(4,342)
Total temporarily impaired fixed maturities	$165,138	$(1,969)	$64,763	$(3,093)	$229,901	$(5,062)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
At June 30, 2021, there were 45 securities in an unrealized loss position with a fair value of $229,901 and unrealized losses of $5,062. Of these securities, there were 18 securities that have been in an unrealized loss position for twelve months or greater with a fair value of $64,763 and unrealized losses of $3,093.

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
Other-than-temporarily impaired
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At June 30, 2021, we determined that unrealized losses on fixed maturities were primarily due to changes in interest rates as well as the impact of foreign exchange rate changes on certain foreign currency denominated fixed maturities since their date of purchase. All fixed maturity securities continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed maturity securities that the Company does not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings.
Based on analysis, our fixed maturity portfolio is of high credit quality and we believe the amortized cost basis of the securities will ultimately be recovered. The Company continually monitors the credit quality of the fixed maturity investments to assess if it is probable that it will receive contractual or estimated cash flows in the form of principal and interest. For the six months ended June 30, 2020, the Company recognized $1,506 in OTTI charges in earnings on two fixed maturity securities. There was no impairment recorded for the three and six months ended June 30, 2021 and the three months ended June 30, 2020.
The following tables summarize the credit ratings of our fixed maturities as at June 30, 2021 and December 31, 2020:

June 30, 2021	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$78,481	$78,454	8.4%
U.S. agency bonds	148,520	153,453	16.3%
AAA	124,254	124,569	13.3%
AA+, AA, AA-	72,130	73,304	7.8%
A+, A, A-	220,396	227,914	24.3%
BBB+, BBB, BBB-	225,475	236,805	25.2%
BB+ or lower	42,291	44,186	4.7%
Total fixed maturities (1)	$911,547	$938,685	100.0%

December 31, 2020	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$94,468	$94,502	7.8%
U.S. agency bonds	272,124	281,437	23.2%
AAA	96,453	97,515	8.0%
AA+, AA, AA-	114,751	118,534	9.8%
A+, A, A-	265,725	281,364	23.2%
BBB+, BBB, BBB-	274,406	292,493	24.1%
BB+ or lower	45,996	47,566	3.9%
Total fixed maturities(1)	$1,163,923	$1,213,411	100.0%
(1)Ratings above are based on Standard & Poor’s ("S&P"), or equivalent, ratings.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
b)Other Investments and Equity Method Investments
Certain of the Company's other investments and equity method investments are subject to restrictions on redemptions and sales that are determined by the governing documents, which could limit our ability to liquidate those investments. These restrictions may include lock-ups, redemption gates, restricted share classes, restrictions on the frequency of redemption and notice periods. A gate is the ability to deny or delay a redemption request. Certain other investments and equity method investments may not have any restrictions governing their sale, but there is no active market and no guarantee that we will be able to execute a sale in a timely manner. In addition, even if certain other investments and equity method investments are not eligible for redemption or sales are restricted, the Company may still receive income distributions from those investments.
Other investments
The table shows the composition of the Company's other investments as at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Carrying value	% of Total	Carrying value	% of Total
Private equity investments	$27,544	31.2%	$23,294	34.8%
Private credit lending investments	8,451	9.6%	1,301	1.9%
Investment in limited partnerships	13,957	15.8%	3,044	4.5%
Other investments	1,800	2.0%	2,800	4.2%
Total other investments at fair value	51,752	58.6%	30,439	45.4%
Investments in direct lending entities (at cost)	36,486	41.4%	36,571	54.6%
Total other investments	$88,238	100.0%	$67,010	100.0%
Private equity investments consist of direct investments in privately held entities. Investments in limited partnerships consist of investments in private equity funds and private equity co-investments with sponsoring entities. The Company's investments in direct lending entities of $36,486 at June 30, 2021 (December 31, 2020 - $36,571) are carried at cost less impairment, if any, with any indication of impairment recognized in income when determined. Please see "Note 5(d) - Fair Value Measurements" for additional information regarding this investment.
The Company's remaining unfunded commitments on other investments as at June 30, 2021 and December 31, 2020 were:

	June 30, 2021		December 31, 2020
	Fair Value	% of Total	Fair Value	% of Total
Private equity investments	$10,076	15.2%	$9,580	15.2%
Private credit lending investments	26,610	40.1%	33,584	53.0%
Investments in direct lending entities	19,823	29.9%	19,823	31.3%
Investment in limited partnerships	9,842	14.8%	326	0.5%
Total unfunded commitments on other investments	$66,351	100.0%	$63,313	100.0%
Equity Method Investments
The equity method investments include hedge funds and investments in limited partnerships such as direct lending funds and real estate funds. The table below shows the carrying value of the Company's equity method investments as at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
Hedge fund investments	$33,058	55.0%	$29,435	73.8%
Investment in limited partnerships	27,055	45.0%	10,451	26.2%
Total equity method investments	$60,113	100.0%	$39,886	100.0%
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Generally, the maximum exposure to loss on these interests is limited to the amount of commitment made by the Company. However, certain of the Company's investments in limited partnerships are related to real estate joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the ownership of income-producing properties. In certain of these joint ventures, the Company has provided certain indemnities, guarantees and commitments to certain parties such that it may be required to make payments now or in the future and are more fully described (as applicable) in "Note 11 - Commitments, Contingencies and Guarantees" in these financial statements. The Company's remaining unfunded commitments on equity method investments as at June 30, 2021 was $45,691.
c)Net Investment Income
Net investment income was derived from the following sources for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Fixed maturities	$4,395	$9,635	$11,086	$22,286
Income on funds withheld	2,715	4,009	5,220	7,862
Interest income from loan to related party	866	860	1,726	2,225
Cash and cash equivalents and other investments	107	159	236	655
	8,083	14,663	18,268	33,028
Investment expenses	(805)	(354)	(1,149)	(755)
Net investment income	$7,278	$14,309	$17,119	$32,273
d) Realized Gains (Losses) on Investment
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized gains (losses) on investment included in the Condensed Consolidated Statements of Income:

For the Three Months Ended June 30, 2021	Gross gains	Gross losses	Net
Fixed maturities	$1,204	$(95)	$1,109
Equity securities	—	(611)	(611)
Other investments	351	—	351
Net realized gains (losses) on investment	$1,555	$(706)	$849

For the Three Months Ended June 30, 2020	Gross gains	Gross losses	Net
Fixed maturities	$9,059	$—	$9,059
Other investments	—	(184)	(184)
Net realized gains (losses) on investment	$9,059	$(184)	$8,875

For the Six Months Ended June 30, 2021	Gross gains	Gross losses	Net
AFS fixed maturities	$4,247	$(244)	$4,003
Equity securities	4,957	(611)	4,346
Other investments	626	(25)	601
Net realized gains (losses) on investment	$9,830	$(880)	$8,950

For the Six Months Ended June 30, 2020	Gross gains	Gross losses	Net
AFS fixed maturities	$19,991	$(1)	$19,990
Other investments	107	(184)	(77)
Net realized gains (losses) on investment	$20,098	$(185)	$19,913

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Realized gains and losses from equity securities detailed in the table above include both sales of securities and unrealized gains and losses from fair value changes. The portion of unrealized gains recognized in net income for the three and six months ended June 30, 2021 and 2020 for investments still held at the end of June 30, 2021 and 2020, respectively, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net (losses) gains recognized for equity securities during the period	$(611)	$—	$4,346	$—
Less: Net gains recognized for equity securities divested during the period	—	—	(441)	—
Unrealized (losses) gains recognized for equity securities still held at reporting date	$(611)	$—	$3,905	$—
Proceeds from sales of fixed maturities were $52,538 and $206,354 for the three and six months ended June 30, 2021, respectively (2020 - $181,030 and $405,501, respectively). Net unrealized gains on investments was as follows at June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021	December 31, 2020
Fixed maturities	$27,138	$49,488
Equity method investments	(3,419)	—
Total net unrealized gains	23,719	49,488
Deferred income tax	(87)	(131)
Net unrealized gains, net of deferred income tax	$23,632	$49,357
Change, net of deferred income tax	$(25,725)	$27,361
e)Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of these restricted assets were as follows at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Restricted cash – third party agreements	$20,425	$20,547
Restricted cash – related party agreements	11,223	41,239
Total restricted cash	31,648	61,786
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2021 – $62,589; 2020 – $63,253)	62,560	63,281
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2021 – $742,157; 2020 – $913,466)	765,144	954,988
Restricted investments – liability for investments purchased for related party agreements	(36,215)	—
Total restricted investments	791,489	1,018,269
Total restricted cash and investments	$823,137	$1,080,055

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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments that are measured at fair value on a recurring basis held at June 30, 2021 and December 31, 2020.
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
Other investments — Includes unquoted investments comprised of the following investments:
•Private equity investments: These are direct equity investments in common and preferred stock of privately held entities. The fair values are estimated using quarterly financial statements and/or recent private market transactions and thus included under Level 3 of the fair value hierarchy due to unobservable market data used for valuation.
•Private credit lending investments: These are privately held equity investments in common stock of entities that lend money valued using the most recently available or quarterly NAV statements as provided by the external fund manager or third-party administrator and therefore measured using the NAV as a practical expedient.
•Investment in limited partnerships: These are private equity funds, private equity co-investments with sponsoring entities and investments in real estate limited partnerships and joint ventures. The fair value is estimated based on the most recently available NAV as advised by the external fund manager or third-party administrator. The fair values are therefore measured using the NAV as a practical expedient.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
At June 30, 2021 and December 31, 2020, the Company classified financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$78,454	$—	$—	$—	$78,454
U.S. agency bonds – mortgage-backed	—	153,453	—	—	153,453
Non-U.S. government bonds	—	3,440	—	—	3,440
Asset-backed securities	—	195,292	—	—	195,292
Corporate bonds	—	508,046	—	—	508,046
Equity investments	4,905	—	—	—	4,905
Other investments	—	—	29,344	22,408	51,752
Total	$83,359	$860,231	$29,344	$22,408	$995,342
As a percentage of total assets	3.2%	33.0%	1.1%	0.9%	38.2%

December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$94,502	$—	$—	$—	$94,502
U.S. agency bonds – mortgage-backed	—	281,437	—	—	281,437
Non-U.S. government bonds	—	9,708	—	—	9,708
Asset-backed securities	—	185,432	—	—	185,432
Corporate bonds	—	642,332	—	—	642,332
Other investments	—	—	26,094	4,345	30,439
Total	$94,502	$1,118,909	$26,094	$4,345	$1,243,850
As a percentage of total assets	3.2%	37.9%	0.9%	0.1%	42.1%
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
The Pricing Service was utilized to estimate fair value measurements for 99.3% and 99.1% of our fixed maturities at June 30, 2021 and December 31, 2020, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At June 30, 2021 and December 31, 2020, approximately 0.7% and 0.9%, respectively, of our fixed maturities were valued using the market approach. At June 30, 2021, one security or $6,545 (2020 - two securities or $10,809) of fixed maturities classified as Level 2 were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At June 30, 2021 and December 31, 2020, the Company has not adjusted any pricing provided to it based on the review performed by its investment managers.
During the six months ended June 30, 2021, the Company transferred its equity investment in an insurtech start-up company focused on technological advancement in the automobile insurance industry out of Level 3 within the fair value hierarchy and into Level 1 due to the recent completion of their initial public offering. There were no transfers to or from Level 3 during the six months ended June 30, 2020.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
(c) Level 3 Financial Instruments
At June 30, 2021, the Company holds Level 3 financial instruments of $29,344 (December 31, 2020 - $26,094) which includes privately held equity investments in common and preferred stock. The fair value of these investments are estimated using quarterly unaudited financial statements or recent private market transactions, where applicable. Due to significant unobservable inputs in these valuations, the Company classifies their fair values as Level 3 within the fair value hierarchy.
The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at June 30, 2021:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Private equity investments	$27,544	Quarterly financial statements	Estimated maturity dates	1.0 years	to	3.0 years
Other including start-ups	1,800	Recent market transactions	Liquidity discount rates
Total Level 3 investments	$29,344
The following table shows the reconciliation of the beginning and ending balances for other investments measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2021 and 2020. The Company includes any related interest and dividend income in net investment income and thus are excluded from the reconciliation in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Balance - beginning of period	$29,344	$1,800	$26,094	$1,800
Purchases	—	1,000	4,250	1,000
Transfers out of Level 3	—	—	(1,000)	—
Total Level 3 investments - end of period	$29,344	$2,800	$29,344	$2,800

(d) Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried, at fair value, except for certain financial instruments related to insurance contracts.
At June 30, 2021, the carrying values of cash and cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable, loan to related party, liability for securities purchased and certain other assets and liabilities approximate fair values due to their inherent short duration. As these financial instruments are not actively traded, their fair values are classified as Level 2.
The investments made by direct lending entities are carried at cost less impairment, if any, which approximates fair value. The fair value estimates of these investments are not based on observable market data and, as a result, are classified as Level 3.
The fair values of the Senior Notes (as defined in "Note 7 - Long-Term Debt") are based on indicative market pricing obtained from a third-party pricing service which uses observable market inputs, and therefore the fair values of these liabilities are classified as Level 2. The following table presents the respective carrying value and fair value for the Senior Notes as at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes - MHLA – 6.625%	$110,000	$96,976	$110,000	$90,772
Senior Notes - MHNC – 7.75%	152,500	147,925	152,500	132,126
Total Senior Notes	$262,500	$244,901	$262,500	$222,898

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
6. Shareholders' Equity
a)Common Shares
At June 30, 2021, the aggregate authorized share capital of the Company is 150,000,000 shares from which 92,233,783 common shares were issued, of which 86,420,221 common shares are outstanding, and 18,600,000 preference shares were issued, all of which are outstanding. The remaining 39,166,217 shares are undesignated at June 30, 2021. Excluding the preference shares held by Maiden Reinsurance, a total of 7,255,368 preference shares are held by non-affiliates.
b)Preference Shares
On March 3, 2021, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100,000 of the Company's preference shares from time to time at market prices in open market purchases or as may be privately negotiated. On May 6, 2021, the Company's Board of Directors approved the additional repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines (as may be amended), of up to $50,000 of the Company's preference shares from time to time at market prices in open market purchases or as may be privately negotiated. The authorizations that were approved on March 3, 2021 and May 6, 2021 as described above are collectively referred to as the "2021 Preference Share Repurchase Program".
The following table shows the summary of repurchases made of the Company's preference shares pursuant to the 2021 Preference Share Repurchase Program during the three and six months ended June 30, 2021:

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Number of shares purchased	Average price of shares purchased	Number of shares purchased	Average price of shares purchased

Series A	822,104	$14.52	3,383,740	$14.79
Series C	646,817	14.17	2,675,778	14.54
Series D	433,623	14.22	2,457,519	14.53
Total	1,902,544	14.33	8,517,037	14.64

Total price paid	$27,264		$124,658
Gain on purchase	$18,714		$81,164
The following table shows the summary of changes for the Company's preference shares outstanding at June 30, 2021:

	Series A	Series C	Series D	Total
Outstanding shares issued by Maiden Holdings	6,000,000	6,600,000	6,000,000	18,600,000

Shares held by Maiden Reinsurance - December 31, 2020	545,218	1,203,466	1,078,911	2,827,595
Shares purchased by Maiden Reinsurance during the three months ended March 31, 2021	2,561,636	2,028,961	2,023,896	6,614,493
Shares purchased by Maiden Reinsurance during the three months ended June 30, 2021	822,104	646,817	433,623	1,902,544
Total shares held by Maiden Reinsurance - June 30, 2021	3,928,958	3,879,244	3,536,430	11,344,632
Total shares held by non-affiliates - June 30, 2021	2,071,042	2,720,756	2,463,570	7,255,368
Percentage held by Maiden Reinsurance - June 30, 2021	65.5%	58.8%	58.9%	61.0%
The Company has a remaining authorization of $25,342 for preference share repurchases at June 30, 2021. For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
c)Treasury Shares
During the six months ended June 30, 2021, the Company repurchased a total of 799,548 (2020 - 834) common shares at an average price per share of $2.95 (2020 - $1.13) from employees, which represent withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares. There were no such repurchases during the three months ended June 30, 2021 (2020 - 834 common shares at an average price per share of $1.13).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
6. Shareholders' Equity (continued)
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common shares from time to time at market prices. The Company has a remaining authorization of $74,245 for share repurchases at June 30, 2021 (December 31, 2020 - $74,245). No repurchases were made during the three and six months ended June 30, 2021 and 2020 under the common share repurchase plan.
d)Accumulated Other Comprehensive Income
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended June 30, 2021	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$24,605	$(15,354)	$9,251
Other comprehensive loss before reclassifications	(194)	(2,555)	(2,749)
Amounts reclassified from AOCI to net income, net of tax	(779)	—	(779)
Net current period other comprehensive loss	(973)	(2,555)	(3,528)
Ending balance, Maiden shareholders	$23,632	$(17,909)	$5,723

For the Three Months Ended June 30, 2020	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(22,125)	$(4,163)	$(26,288)
Other comprehensive income (loss) before reclassifications	41,677	(3,820)	37,857
Amounts reclassified from AOCI to net income, net of tax	(2,368)	—	(2,368)
Net current period other comprehensive income (loss)	39,309	(3,820)	35,489
Ending balance, Maiden shareholders	$17,184	$(7,983)	$9,201
For the Six Months Ended June 30, 2021	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$49,357	$(25,500)	$23,857
Other comprehensive (loss) income before reclassifications	(20,700)	7,591	(13,109)
Amounts reclassified from AOCI to net income, net of tax	(5,025)	—	(5,025)
Net current period other comprehensive (loss) income	(25,725)	7,591	(18,134)
Ending balance, Maiden shareholders	$23,632	$(17,909)	$5,723
For the Six Months Ended June 30, 2020	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$21,996	$(4,160)	$17,836
Other comprehensive income (loss) before reclassifications	1,589	(3,823)	(2,234)
Amounts reclassified from AOCI to net income, net of tax	(6,401)	—	(6,401)
Net current period other comprehensive loss	(4,812)	(3,823)	(8,635)
Ending balance, Maiden shareholders	$17,184	$(7,983)	$9,201

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At June 30, 2021 and December 31, 2020, both Maiden Holdings and its wholly owned subsidiary, Maiden NA, had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") and 2013 ("2013 Senior Notes"), respectively (collectively "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following tables detail the issuances of Senior Notes outstanding at June 30, 2021 and December 31, 2020:

June 30, 2021	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,489	3,775	7,264
Carrying value	$106,511	$148,725	$255,236

December 31, 2020	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,516	3,858	7,374
Carrying value	$106,484	$148,642	$255,126

Other details:
Original debt issuance costs	$3,715	$5,054
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%
The interest expense incurred on the Senior Notes for the three and six months ended June 30, 2021 was $4,776 and $9,553, respectively (2020 - $4,776 and $9,553, respectively), of which $1,342 was accrued at both June 30, 2021 and December 31, 2020, respectively. The issuance costs related to the Senior Notes were capitalized and are being amortized over the effective life of the Senior Notes. The amortization expense for the three and six months ended June 30, 2021 was $56 and $110, respectively (2020 - $54 and $108, respectively).
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
Under the terms of the 2016 Senior Notes, the 2016 Senior Notes can be redeemed, in whole or in part, at Maiden Holdings' option at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. Maiden Holdings is required to give at least thirty days and not more than sixty days notice prior to the redemption date.

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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the six months ended June 30, 2021 and 2020 was as follows:

For the Six Months Ended June 30,	2021	2020
Premiums written
Direct	$10,531	$10,218
Assumed	(9,487)	6,498
Ceded	(479)	(2,254)
Net	$565	$14,462
Premiums earned
Direct	$11,536	$9,719
Assumed	14,849	44,631
Ceded	(1,309)	(1,827)
Net	$25,076	$52,523
Loss and LAE
Gross loss and LAE	$(5,862)	$32,452
Loss and LAE ceded	2,894	(358)
Net	$(2,968)	$32,094
The Company's reinsurance recoverable on unpaid losses balance as at June 30, 2021 was $565,549 (December 31, 2020 - $592,571) presented in the Condensed Consolidated Balance Sheets. At June 30, 2021 and December 31, 2020, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $62,541 at June 30, 2021 (December 31, 2020 - $67,972).
On July 31, 2019, Maiden Reinsurance and Cavello entered into a Loss Portfolio Transfer and Adverse Development Cover Agreement (the "LPT/ADC Agreement") pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2,178,535 retention up to $600,000, in exchange for a retrocession premium of $445,000. The $2,178,535 retention is subject to adjustment for paid losses subsequent to December 31, 2018. The LPT/ADC Agreement provides Maiden Reinsurance with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445,000 are recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. The amount of the deferral is recalculated each period based on loss payments and updated estimates. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. As of June 30, 2021, the reinsurance recoverable on unpaid losses under the retroactive reinsurance agreement was $499,254 while the deferred gain liability was $54,254 (December 31, 2020 - $519,941 and $74,941, respectively). Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
Cavello provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement. Cavello is subject to additional collateral funding requirements as explained in "Note 10. Related Party Transactions". As of June 30, 2021, the amount of collateral required was $430,552. Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar, has credit ratings of BBB from both Standard & Poor's and Fitch Ratings at June 30, 2021.

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

	June 30, 2021	December 31, 2020
Reserve for reported loss and LAE	$906,833	$998,691
Reserve for losses incurred but not reported ("IBNR")	767,757	894,608
Reserve for loss and LAE	$1,674,590	$1,893,299
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Six Months Ended June 30,	2021	2020
Gross loss and LAE reserves, January 1	$1,893,299	$2,439,907
Less: reinsurance recoverable on unpaid losses, January 1	592,571	623,422
Net loss and LAE reserves, January 1	1,300,728	1,816,485
Net incurred losses related to:
Current year	15,393	32,687
Prior years	(18,361)	(593)
	(2,968)	32,094
Net paid losses related to:
Current year	8,479	(1,832)
Prior years	(206,708)	(387,023)
	(198,229)	(388,855)
Retroactive reinsurance adjustment	20,687	1,410
Effect of foreign exchange rate movements	(11,177)	(7,408)
Net loss and LAE reserves, June 30	1,109,041	1,453,726
Reinsurance recoverable on unpaid losses, June 30	565,549	617,496
Gross loss and LAE reserves, June 30	$1,674,590	$2,071,222
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years. The favorable or unfavorable development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. During the three and six months ended June 30, 2021, the Company recognized net favorable prior year loss development of $12,807 and $18,361, respectively (2020 - favorable $60 and $593, respectively).
In the Diversified Reinsurance segment, net favorable prior year loss development was $951 and $937, respectively, for the three and six months ended June 30, 2021 (2020 - adverse $362 and favorable $171, respectively). Prior year loss development for the three and six months ended June 30, 2021 was due to favorable reserve development in German Auto Programs, European Capital Solutions and other runoff business. The favorable development for the six months ended June 30, 2020 was primarily due to favorable reserve development in German Auto Programs partly offset by adverse development in specific German Auto Programs for the three months ended June 30, 2020.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
9. Reserve for Loss and Loss Adjustment Expenses (continued)
In the AmTrust Reinsurance segment, the net favorable prior year loss development was $11,856 and $17,424, respectively, for the three and six months ended June 30, 2021 (2020 - favorable $422 for both periods). The net favorable prior year loss development for the three and six months ended June 30, 2021 was primarily due to favorable development in Workers Compensation and Commercial Auto Liability partly offset by adverse development in Hospital Liability. The net favorable prior year loss development for the three and six months ended June 30, 2020 was primarily due to favorable development in Workers Compensation partly offset by adverse development within Commercial General Liability programs.
Retroactive reinsurance adjustment of $20,687 represents the decrease in reinsurance recoverable on unpaid losses under the LPT/ADC Agreement with Cavello that was recognized in the six months ended June 30, 2021 (2020 - $1,410) in the reconciliation of our beginning and ending gross and net loss and LAE reserves presented above. It reflects the corresponding decrease in the deferred gain on retroactive reinsurance for favorable development on reserves covered under the LPT/ADC Agreement of $20,687 during the six months ended June 30, 2021. The deferred gain on retroactive reinsurance represents the cumulative adverse development under the AmTrust Quota Share covered under the LPT/ADC Agreement at June 30, 2021 and December 31, 2020. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
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
The following describes transactions that have transpired between the Company and AmTrust:
AmTrust Quota Share
Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended ("Master Agreement"), by which they caused Maiden Reinsurance and AII to enter into the AmTrust Quota Share by which AII retroceded to Maiden Reinsurance an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance and 40% of losses. The Master Agreement further provided that AII receive a ceding commission of 31% of ceded written premiums. On June 11, 2008, Maiden Reinsurance and AII amended the AmTrust Quota Share to add Retail Commercial Package Business to the Covered Business (as defined in the AmTrust Quota Share). AII receives a ceding commission of 34.375% on Retail Commercial Package Business. On July 1, 2016, the agreement was renewed through June 30, 2019. Effective July 1, 2018, the amount AEL ceded to Maiden Reinsurance was reduced to 20%.
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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Condensed Consolidated Income Statements for the three and six months ended June 30, 2021 and 2020, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Gross and net premiums written	$(1,757)	$(4,705)	$(4,219)	$(4,705)
Net premiums earned	6,350	9,540	11,874	28,224
Net loss and LAE	6,574	(4,970)	5,630	(19,015)
Commission and other acquisition expenses	(2,447)	(3,780)	(4,634)	(10,774)
Collateral provided to AmTrust
a) AmTrust Quota Share
To provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of AmTrust's insurance subsidiaries, established trust accounts ("Trust Accounts") for their benefit. Maiden Reinsurance has provided appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral which can include (a) assets loaned by Maiden Reinsurance to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Reinsurance for deposit into the Trust Accounts, or (c) a letter of credit obtained by Maiden Reinsurance and delivered to an AmTrust subsidiary on AII's behalf. Maiden Reinsurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Reinsurance's proportionate share of its obligations under the AmTrust Quota Share. Maiden Reinsurance satisfied its collateral requirements under the AmTrust Quota Share with AII as follows:
•by lending funds of $167,975 at June 30, 2021 and December 31, 2020 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. Interest income on the loan was $866 and $1,726 for the three and six months ended June 30, 2021, respectively (2020 - $860 and $2,225, respectively) and the effective yield was 2.1% and 2.1% for the same respective periods (2020 - 2.0% and 2.6%).
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral at June 30, 2021 was $425,953 (December 31, 2020 - $666,879) and the accrued interest was $1,937 (December 31, 2020 - $3,048). Please refer to "Note 4. (e) Investments" for additional information;
•on January 11, 2019, a portion of the existing Trust Accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred $575,000 to AmTrust as a funds withheld receivable which currently has an annual interest rate of 1.8%, subject to annual adjustment. The annual interest rate was 2.65% for the duration of 2020. At June 30, 2021, the funds withheld balance was $575,000 (December 31, 2020 - $575,000) and the accrued interest was $2,580 (December 31, 2020 - $3,845). The interest income on the funds withheld receivable was $2,580 and $5,132 for the three and six months ended June 30, 2021, respectively (2020 - $3,806 and $7,606, respectively).
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
Pursuant to the terms of Post Termination Endorsement No. 2 to the AmTrust Quota Share, Maiden Reinsurance strengthened the collateral protection provided by Maiden Reinsurance to AII by increasing the required funding percentage for Maiden Reinsurance under the collateral arrangements between the parties to 110% of its obligations, subject to a minimum excess funding requirement of $54,000, as may be mutually amended by the parties from time to time. Post Termination Endorsement No. 2 also sets forth conditions by which the funding percentage will be reduced and the sequence of how collateral will be utilized as obligations, as defined under the AmTrust Quota Share, are satisfied.
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
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of the collateral held in reinsurance trust accounts at June 30, 2021 was $334,038 (December 31, 2020 - $318,063) and the accrued interest was $2,227 (December 31, 2020 - $2,283). For AIU DAC, the Company utilizes funds withheld to satisfy its collateral requirements. At June 30, 2021, the amount of funds withheld was $29,424 (December 31, 2020 - $28,093) and the accrued interest was $73 (December 31, 2020 - $318). AIU DAC pays Maiden Reinsurance a fixed annual interest rate of 0.5% on the average daily funds withheld balance which is subject to annual adjustment. The interest income on the funds withheld receivable was $37 and $74 for the three and six months ended June 30, 2021 (2020 - $127 and $198, respectively).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
Brokerage Agreement
Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provided brokerage services relating to the AmTrust Quota Share and the European Hospital Liability Quota Share for a fee equal to 1.25% of the premium assumed. AIIB was not the Company's exclusive broker. The brokerage agreement was terminated as of March 15, 2019. Maiden Reinsurance recorded $79 and $148 of reinsurance brokerage expense for the three and six months ended June 30, 2021, respectively (2020 - $119 and $353, respectively) and deferred reinsurance brokerage of $1,333 at June 30, 2021 (December 31, 2020 - $1,534) as a result of this agreement.
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $222 and $494 of investment management fees for the three and six months ended June 30, 2021, respectively (2020 - $350 and $750, respectively) under this agreement.
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
The fee for this agreement was an initial $100 retainer for re-domestication services paid in 2019 and $100 annually with reimbursement for reasonable out-of-pocket expenses incurred by Risk Services pursuant to the terms of the agreement. The Company recorded $25 and $50 of fees for the three and six months ended June 30, 2021 and 2020, respectively.
683 Capital Partners, LP (“683 Partners”)
At June 30, 2021, 683 Partners and its affiliates own or control approximately 6.8% of the outstanding common shares of the Company. 683 Partners and its affiliates are not related parties as defined in ASC 850: Related Party Disclosures.
Limited Partnership Agreement with 683 Capital Management, LLC ("683 Capital")
In July 2020, the Company and 683 Capital entered into a limited partnership agreement (“683 LP Agreement”) whereby 683 Capital will separately manage certain funds of Maiden Reinsurance at its discretion, subject to guidelines established by the parties. Under the 683 LP Agreement, Maiden Reinsurance will pay 683 Capital a management fee and subject to certain metrics agreed to by the parties, an incentive fee upon attainment of those metrics. Maiden Reinsurance may periodically and in its discretion increase the amount invested under the 683 LP Agreement, and subject to certain conditions, reduce the amount invested under the 683 LP Agreement. Hedge fund investments of $33,058 were managed by 683 Capital under this agreement at June 30, 2021.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees
There are no material changes from the commitments, contingencies and concentrations previously disclosed in the Company’s Form 10-K for the year ended December 31, 2020 except for the guarantees related to the indebtedness of others as disclosed in Note 11 (b) below.
a)Concentrations of Credit Risk
At June 30, 2021 and December 31, 2020, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance recoverable on unpaid losses and funds withheld receivable. Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. Letters of credit are provided by its reinsurers for material amounts recoverable as discussed in "Note 8 — Reinsurance".
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at June 30, 2021. To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at June 30, 2021 will be fully collectible.
b)Other Commitments and Financial Guarantees
The Company has remaining unfunded commitments on its other investments of $66,351 at June 30, 2021 (2020 - $63,313). Please refer to "Note 4 (b) - Investments" for further details on unfunded commitments at June 30, 2021.
Certain of the Company's investments in limited partnerships are related to real estate joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the ownership of income-producing properties. In certain of these joint ventures, the Company has provided certain indemnities, guarantees and commitments to certain parties such that it may be required to make payments now or in the future.
Any loss for which the Company could be liable would be contingent on the default of a loan by the real estate joint venture entity for which the Company provided a financial guarantee to a lender. While the Company has committed to aggregate limits as to the amount of guarantees it will provide as part of its limited partnerships, guarantees are only provided on an individual transaction basis and are subject to the terms and conditions of each transaction mutually agreed by the parties involved. The Company is not bound to such guarantees without its express authorization.
As discussed above, at June 30, 2021, guarantees of $8,545 have been provided to lenders by the Company on behalf of the real estate joint venture, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.
c)Operating Lease Commitments
The Company leases office spaces, housing, office equipment and company vehicles under various operating leases expiring in various years through 2024. The Company terminated one of its office leasing arrangements and its subleasing arrangement during the three and six months ended June 30, 2021. The Company's leases are currently classified as operating leases and none of them have non-lease components. For operating leases that have an initial lease term of more than twelve months, and whose lease payments are above a certain threshold, the Company recognizes a lease liability and a right-of-use asset in the Condensed Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 10%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. This amount is recorded as a lease liability within accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets and is deemed insignificant at June 30, 2021. The Company's weighted-average remaining lease term is approximately 3.0 years at June 30, 2021.
d)Legal Proceedings
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
In April 2009, the Company learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Reinsurance, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistle-blowing in violation of the whistle-blower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged that he was terminated for raising concerns regarding corporate governance with respect to the negotiation of the terms of the Trust Preferred Securities Offering. He seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Reinsurance, back pay and legal fees incurred. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor. The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011. On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014 and concluded in November 2018. The Company believes that it had good and sufficient reasons for terminating Mr. Turin's employment and that the claim is without merit. The Company will continue to vigorously defend itself against this claim.
A putative class action complaint was filed against Maiden Holdings, Arturo M. Raschbaum, Karen L. Schmitt, and John M. Marshaleck in the United States District Court for the District of New Jersey on February 11, 2019. On February 19, 2020, the Court appointed lead plaintiffs, and on May 1, 2020, lead plaintiffs filed an amended class action complaint (the “Amended Complaint”).The Amended Complaint asserts violations of Section 10(b) of the Exchange Act and Rule 10b-5 (and Section 20(a) for control person liability) arising in large part from allegations that Maiden failed to take adequate loss reserves in connection with reinsurance provided to AmTrust. Plaintiffs further claim that certain of Maiden Holdings’ representations concerning its business, underwriting and financial statements were rendered false by the allegedly inadequate loss reserves, that these misrepresentations inflated the price of Maiden Holdings' common stock, and that when the truth about the misrepresentations was revealed, the Company’s stock price fell, causing Plaintiffs to incur losses. On September 11, 2020, a motion to dismiss was filed on behalf of all Defendants. On August 6, 2021, the Court issued an order denying, in part, Defendants’ motion to dismiss, ordering Plaintiffs to file a shorter amended complaint no later than August 20, 2021, and permitting discovery to proceed on a limited basis. We believe the claims are without merit and we intend to vigorously defend ourselves. It is possible that additional lawsuits will be filed against the Company, its subsidiaries and its respective officers due to the diminution in value of our securities as a result of our operating results and financial condition. It is currently uncertain as to the effect of such litigation on our business, operating results and financial condition.

12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$8,112	$9,212	$17,398	$30,073
Gain from repurchase of preference shares - Series A, C and D	18,714	—	81,164	—
Amount allocated to participating common shareholders(1)	(198)	(168)	(1,139)	(390)
Net income allocated to Maiden common shareholders	$26,628	$9,044	$97,423	$29,683
Denominator:
Weighted average number of common shares – basic	86,230,021	84,537,385	85,684,511	83,896,804
Potentially dilutive securities:
Share options and restricted share units(2)	5,351	—	4,382	—
Adjusted weighted average number of common shares – diluted(2)	86,235,372	84,537,385	85,688,893	83,896,804
Basic and diluted earnings per share attributable to common shareholders	$0.31	$0.11	$1.14	$0.35
(1)This represents the share in net income using the two-class method for holders of non-vested restricted shares issued to the Company's employees under the 2019 Omnibus Incentive Plan.
(2)Please refer to "Note 13. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for the terms and conditions of securities that could potentially be dilutive in the future. For the three and six months ended June 30, 2021, there were 5,351 and 4,382 potentially dilutive securities, respectively.

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
Recent Developments
Since the third quarter of 2018, we have engaged in a series of transactions that dramatically reduced the regulatory capital required to operate our business, materially strengthened our solvency ratios, and ceased active reinsurance underwriting. During that time, we significantly increased our estimate of ultimate loss and loss expense reserves while purchasing reinsurance protection against further loss reserve volatility and as a result, have improved the ultimate economic value of the Company.
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
Maiden NA also maintains a portfolio of cash and fixed maturity investments, along with other strategic investments, of $25.1 million at June 30, 2021. We believe Maiden NA’s investments, including its ownership of Maiden Reinsurance and its active asset management strategy, will create opportunities to utilize net operating loss carry-forwards ("NOLs") which were

$209.6 million as of June 30, 2021. These NOLs, in combination with additional net deferred tax assets ("DTAs") of primarily related to our insurance liabilities, result in a net DTA (before valuation allowance) of $84.6 million or $0.98 per common share as of June 30, 2021. These net DTAs are not presently recognized on the Company's consolidated balance sheet as a full valuation allowance is currently carried against them. For further details, please see "Note 16. Taxation" included under Item 8 "Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2020. Taken together, we believe these measures should generate additional income for Maiden NA in a tax-efficient manner, while sharing in the improvement in profitability anticipated in Maiden Reinsurance as a result of the measures enacted as part of the Strategic Review.
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
Our capital management strategy is significantly informed by the required capital needed to operate our business in a prudent manner and our ongoing analysis of our loss development trends. Recent trends have increased our confidence in our recorded ultimate losses for our insurance liabilities in run-off, however a prudent assessment dictates that the run-off portfolio still requires additional maturity to fully emerge. While there is no guarantee that these recent loss development trends will persist, as confidence has increased it has enabled us to pursue continued capital management initiatives, primarily the repurchase of our preference shares, which we believe provide the greatest risk-adjusted returns to our common shareholders. Our current assessment is that losses have continued to stabilize sufficiently to continue to consider these capital management initiatives, although we are careful to approach these strategies in a deliberate fashion.
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
Our ability to execute our asset and capital management initiatives is dependent on maintaining adequate levels of unrestricted liquidity and cash flows. Further, there can be no assurance that our insurance liabilities will run-off at levels that will permit further capital management activities, which we continually review as part of our strategy. Please refer to the "Liquidity and Capital Resources" section for further information on our asset and capital management activities, in particular our various preference share repurchase measures.
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
As described herein, we are not currently engaged in active reinsurance underwriting and continue to run off the remaining unearned exposures we have reinsured. Our Swedish and UK insurance operations ("IIS unit") do write limited primary insurance coverage that could be exposed to COVID-19 claims. While we assess our exposure to COVID-19 insurance and reinsurance claims on our existing insurance exposures and remaining reinsurance exposures as limited and immaterial, given the uncertainty surrounding the COVID-19 pandemic and its impact on the insurance industry, our preliminary estimates of loss and loss adjustment expenses ("loss and LAE") and estimates of reinsurance recoverable arising from the COVID-19 pandemic may materially change. Maiden Reinsurance has not received any COVID-19 claims to date but companies within our IIS unit have received a limited number of claims related to those coverages which it deems as immaterial. Unanticipated issues relating to claims and coverage may emerge, which could adversely affect our business by increasing the scope of coverage beyond our intent and/or increasing the frequency and severity of claims.
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
Three and Six Months Ended June 30, 2021 and 2020 Financial Highlights

For the Three Months Ended June 30,	2021	2020	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net income	$8,112	$9,212	$(1,100)
Gain from repurchase of preference shares	18,714	—	18,714
Net income attributable to Maiden common shareholders	26,826	9,212	17,614
Basic and diluted earnings per common share:
Net income attributable to common shareholders(2)	0.31	0.11	0.20
Gain from repurchase of preferred securities per common share	0.22	—	0.22
Gross premiums written	3,434	4,982	(1,548)
Net premiums earned	13,312	21,308	(7,996)
Underwriting income (loss)(3)	8,471	(17)	8,488
Net investment income	7,278	14,309	(7,031)
Combined ratio(4)	75.6%	131.8%	(56.2)
Non-GAAP measures:
Non-GAAP operating earnings(1)	$13,948	$1,222	$12,726
Non-GAAP basic and diluted operating earnings per common share(1)	0.16	0.01	0.15
Annualized non-GAAP operating return on average common shareholders' equity(1)	20.7%	3.2%	17.5

For the Six Months Ended June 30,	2021	2020	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net income	$17,398	$30,073	$(12,675)
Gain from repurchase of preference shares	81,164	—	81,164
Net income attributable to Maiden common shareholders	98,562	30,073	68,489
Basic and diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	1.14	0.35	0.79
Gain from repurchase of preferred shares per common share	0.95	—	0.95
Gross premiums written	1,044	16,716	(15,672)
Net premiums earned	25,076	52,523	(27,447)
Underwriting income (loss)(3)	10,026	(3,710)	13,736
Net investment income	17,119	32,273	(15,154)
Combined ratio(4)	126.6%	131.7%	(5.1)
Non-GAAP measures:
Non-GAAP operating earnings(1)	$61,249	$4,354	$56,895
Non-GAAP basic and diluted operating earnings per common share(1)	0.71	0.05	0.66
Annualized non-GAAP operating return on average common shareholders' equity(1)	50.9%	5.3%	45.6

	June 30, 2021	December 31, 2020	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(5)	$1,165,698	$1,456,133	$(290,435)
Total assets	2,606,770	2,948,455	(341,685)
Reserve for loss and LAE	1,674,590	1,893,299	(218,709)
Senior notes - principal amount	262,500	262,500	—
Common shareholders' equity	222,828	133,506	89,322
Shareholders' equity	404,212	527,816	(123,604)
Total capital resources(6)	666,712	790,316	(123,604)
Ratio of debt to total capital resources(11)	39.4%	33.2%	6.2
Book Value calculations:
Book value per common share(7)	$2.58	$1.57	$1.01
Accumulated dividends per common share	4.27	4.27	—
Book value per common share plus accumulated dividends	$6.85	$5.84	$1.01
Change in book value per common share plus accumulated dividends	17.3%
Diluted book value per common share(8)	$2.56	$1.55	$1.01

Non-GAAP measures:
Adjusted book value per common share(9)	$3.21	$2.46	$0.75
Adjusted Maiden shareholders' equity(10)	458,466	602,757	(144,291)
Adjusted total capital resources(10)	720,966	865,257	(144,291)
Ratio of debt to adjusted total capital resources(12)	36.4%	30.3%	6.1
(1)Non-GAAP operating earnings, non-GAAP operating earnings per common share, and annualized non-GAAP operating return on average common equity and underwriting income (loss) are non-GAAP financial measures. See "Key Financial Measures" for additional information.
(2)Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 12. Earnings per Common Share" for the calculation of basic and diluted income per common share.
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
Non-GAAP operating earnings is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) total other-than-temporary impairment ("OTTI") losses; (3) foreign exchange and other gains or losses; and (4) the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain liability; and (5) interest in income of equity method investments. We have excluded net realized gains on investment, OTTI losses, interest in income of equity method investments and foreign exchange and other gains as we believe these are influenced by market opportunities and other factors. We do not believe that ceded risks under retroactive reinsurance agreements are representative of our ongoing and future business. We believe all of these amounts are substantially independent of our business and any potential future underwriting process, therefore, including them would distort the analysis of underlying trends in our operations.
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
Combined ratio is commonly used in the insurance and reinsurance industry in conjunction with underwriting income (loss) as a measure of underwriting profitability. Management measures underwriting results on an overall basis and for each segment on the basis of the combined ratio. The combined ratio is the sum of the net loss and LAE ratio and the expense ratio and the computations of each component are described below. A combined ratio under 100% indicates underwriting profitability, as the net loss and LAE, commission and other acquisition expenses and general and administrative expenses are less than the net premiums earned and other insurance revenue on that business. While the Company has continued to utilize this non-GAAP measure in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021, it is important to note that as the run-off of our reinsurance portfolios progresses, such ratios may increasingly be of less value to readers as they evaluate the financial results of the Company, particularly compared to historical data. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 3. Segment Information" under Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q for further details.
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

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Gross premiums written	$3,434	$4,982	$1,044	$16,716
Net premiums written	$3,261	$4,090	$565	$14,462
Net premiums earned	$13,312	$21,308	$25,076	$52,523
Other insurance revenue	539	250	808	658
Net loss and LAE	5,327	(11,008)	2,968	(32,094)
Commission and other acquisition expenses	(6,899)	(8,154)	(12,841)	(20,127)
General and administrative expenses(1)	(3,808)	(2,413)	(5,985)	(4,670)
Underwriting income (loss)(2)	8,471	(17)	10,026	(3,710)
Other general and administrative expenses(1)	(5,098)	(6,848)	(16,918)	(13,141)
Net investment income	7,278	14,309	17,119	32,273
Net realized gains on investment	849	8,875	8,950	19,913
Total other-than-temporary impairment losses	—	—	—	(1,506)
Foreign exchange and other (losses) gains	(1,588)	(2,295)	1,954	5,902
Interest and amortization expenses	(4,832)	(4,830)	(9,663)	(9,661)
Income tax benefit	257	18	208	3
Interest in income of equity method investments	2,775	—	5,722	—
Net income	8,112	9,212	17,398	30,073
Gain from repurchase of preference shares	18,714	—	81,164	—
Net income available to Maiden common shareholders	$26,826	$9,212	$98,562	$30,073

Ratios
Net loss and LAE ratio(3)	(38.5)%	51.0%	(11.5)%	60.4%
Commission and other acquisition expense ratio(4)	49.8%	37.8%	49.6%	37.8%
General and administrative expense ratio(5)	64.3%	43.0%	88.5%	33.5%
Expense ratio(6)	114.1%	80.8%	138.1%	71.3%
Combined ratio(7)	75.6%	131.8%	126.6%	131.7%
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

Net Income
Net income available to Maiden common shareholders for the three months ended June 30, 2021 was $26.8 million compared to $9.2 million for the same period in 2020. The net improvement in results for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to the gain from repurchase of our preference shares of $18.7 million for the three months ended June 30, 2021.
Excluding the gain on the repurchase of our preference shares, net income for the three months ended June 30, 2021 was $8.1 million compared to net income of $9.2 million for the same period in 2020. The most significant items affecting our financial performance during the second quarter of 2021 on a comparative basis to the second quarter of 2020 included:
•underwriting income of $8.5 million for the three months ended June 30, 2021 compared to an underwriting loss of $17.0 thousand in the same period in 2020. The improvement in underwriting income was largely due to:
◦favorable prior year loss development of $12.8 million or 92.5 percentage points in the second quarter of 2021 compared to favorable prior year loss development of $0.1 million or 0.3 percentage points during the same period in 2020. This was primarily generated by favorable prior year loss development in the AmTrust Reinsurance segment in the second quarter of 2021; and partially offset by:
◦an underwriting loss of $4.3 million for the three months ended June 30, 2021 on a current accident year basis compared to an underwriting loss of $0.1 million for the same period in 2020 on a current accident year basis, due to higher loss ratios and higher general and administrative expenses, many of which will be nonrecurring.
•corporate general and administrative expenses decreased to $5.1 million for the three months ended June 30, 2021 compared to $6.8 million for the same period in 2020 due to incentive compensation incurred in the second quarter of 2020;
•net investment income decreased to $7.3 million for the three months ended June 30, 2021 compared to investment income of $14.3 million for the same period in 2020 primarily due to the decline in average invested assets of 22.6%;
•realized gains on investment decreased to $0.8 million for the three months ended June 30, 2021 compared to net realized gains of $8.9 million for the same period in 2020; and
•interest in income of equity method investments of $2.8 million for the three months ended June 30, 2021.
Net income available to Maiden common shareholders for the six months ended June 30, 2021 was $98.6 million compared to a net income of $30.1 million for the same period in 2020. The net improvement in our results for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to the gain from repurchase of our preference shares of $81.2 million for the six months ended June 30, 2021.
Excluding the gain on the repurchase of our preference shares, net income for the six months ended June 30, 2021 was $17.4 million compared to net income of $30.1 million for the same period in 2020. The most significant items affecting our financial performance during the six months ended June 30, 2021 on a comparative basis to the same period in 2020 included:
•underwriting income of $10.0 million for the six months ended June 30, 2021 compared to an underwriting loss of $3.7 million during the six months ended June 30, 2020. The improvement in underwriting income was largely due to:
◦favorable prior year loss development of $18.4 million or 71.0 percentage points for the first half of 2021 compared to favorable prior year loss development of $0.6 million or 1.1 percentage points for the first half of 2020 which had been incurred primarily within the AmTrust Reinsurance segment for each respective period. This was partially offset by:
◦an underwriting loss of $8.3 million for the six months ended June 30, 2021 on a current accident year basis compared to an underwriting loss of $4.3 million for the same period in 2020 on a current accident year basis, due to higher expense ratios caused by a significant decrease in earned premium.
•no investment impairment losses for the six months ended June 30, 2021 compared to $1.5 million in 2020;
•net investment income decreased to $17.1 million for the six months ended June 30, 2021 compared to $32.3 million for the same period in 2020, primarily due to the decline in average invested assets of 22.0%;
•realized gains on investment decreased to $9.0 million for the six months ended June 30, 2021 compared to $19.9 million for the same period in 2020;
•corporate general and administrative expenses increased to $16.9 million for the six months ended June 30, 2021 compared to $13.1 million for the same period in 2020 due to higher incentive compensation costs incurred;
•foreign exchange and other gains decreased to $2.0 million for the six months ended June 30, 2021 compared to $5.9 million for the same period in 2020; and
•interest in income of equity method investments of $5.7 million for the six months ended June 30, 2021.

Net Premiums Written
The tables below compare net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three and six months ended June 30, 2021 and 2020:

For the Three Months Ended June 30,	2021	2020	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$5,018	$8,553	$(3,535)	(41.3)%
AmTrust Reinsurance	(1,757)	(4,463)	2,706	(60.6)%
Total	$3,261	$4,090	$(829)	(20.3)%

For the Six Months Ended June 30,	2021	2020	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$4,784	$18,925	$(14,141)	(74.7)%
AmTrust Reinsurance	(4,219)	(4,463)	244	(5.5)%
Total	$565	$14,462	$(13,897)	(96.1)%
Net premiums written for the three and six months ended June 30, 2021 decreased to $3.3 million and $0.6 million, respectively, compared to net premiums written of $4.1 million and $14.5 million in the same respective periods in 2020 due to:
•Premiums written in the Diversified Reinsurance segment decreased by $3.5 million or 41.3% and $14.1 million or 74.7% for the three and six months ended June 30, 2021 compared to the same respective periods in 2020 largely due to the return of unearned premiums after the non-renewal of the German Auto Programs reinsurance contract in our IIS business on January 1, 2021.
•There were no new written premiums within the AmTrust Reinsurance segment due to the termination of both the AmTrust Quota Share and the European Hospital Liability Quota Share effective January 1, 2019. Negative premiums for the three and six months ended June 30, 2021 were mainly due to premium adjustments on Small Commercial Business policies.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned decreased by $8.0 million or 37.5% and $27.4 million or 52.3% for the three and six months ended June 30, 2021, respectively, compared to the same respective periods in 2020. The tables below compare net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the three and six months ended June 30, 2021 and 2020:

For the Three Months Ended June 30,	2021		2020		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$6,962	52.3%	$11,527	54.1%	$(4,565)	(39.6)%
AmTrust Quota Share Reinsurance	6,350	47.7%	9,781	45.9%	(3,431)	(35.1)%
Total	$13,312	100.0%	$21,308	100.0%	$(7,996)	(37.5)%

For the Six Months Ended June 30,	2021		2020		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$13,202	52.6%	$24,058	45.8%	$(10,856)	(45.1)%
AmTrust Quota Share Reinsurance	11,874	47.4%	28,465	54.2%	(16,591)	(58.3)%
Total	$25,076	100.0%	$52,523	100.0%	$(27,447)	(52.3)%
Net premiums earned in the AmTrust Reinsurance segment for the three and six months ended June 30, 2021 decreased by $3.4 million or 35.1% and $16.6 million or 58.3%, respectively, compared to the same respective periods in 2020 due to termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019. Please refer to the analysis of our AmTrust Reinsurance segment for further discussion.
Net premiums earned in our Diversified Reinsurance segment for the three and six months ended June 30, 2021 decreased by $4.6 million or 39.6% and $10.9 million or 45.1%, respectively, compared to the same respective periods in 2020 due to German Auto programs quota share reinsurance contract which went into run-off on January 1, 2021 in our IIS business. Please refer to the analysis of our Diversified Reinsurance segment for further discussion.

Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to the analysis below of our Diversified Reinsurance segment for further discussion.
Net Investment Income
Net investment income decreased by $7.0 million or 49.1% and $15.2 million or 47.0% for the three and six months ended June 30, 2021, respectively, compared to the same respective periods in 2020 largely due to the decline in average invested assets of 22.6% and 22.0% in those same respective periods. The decline in invested assets is driven by the cessation of active reinsurance underwriting which materially reduced our revenues resulting in significant negative operating cash flows as we run-off our existing reinsurance liabilities.
Net investment income also decreased due to the decline in average book yields to 1.5% and 1.7% for the three and six months ended June 30, 2021, respectively, compared to 2.3% and 2.5% for the three and six months ended June 30, 2020, which is the result of both lower interest rates and shorter duration of assets in our fixed income portfolios.
The following table details our average invested assets and book yield for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Average invested assets(1)	$1,948,866	$2,518,159	$2,045,586	$2,621,092
Average book yield(2)	1.5%	2.3%	1.7%	2.5%
(1)The average of our total investments (excluding equity method investments), cash, restricted cash and cash equivalents, funds withheld receivable and loan to related party held at each quarter-end during the period.
(2)Ratio of net investment income over average invested assets at fair value.
Net Realized Gains on Investment
Net realized gains on investment were $0.8 million and $9.0 million for the three and six months ended June 30, 2021, respectively, compared to net realized gains of $8.9 million and $19.9 million for the same respective periods in 2020. Net realized gains for the three and six months ended June 30, 2021 included the recognition of $0.6 million in unrealized losses and $3.9 million in unrealized gains, respectively, related to an investment in an insurtech start-up company that was acquired by a special purpose acquisition company. In addition, realized gains for the three and six months ended June 30, 2021 and 2020 reflect sales of corporate bonds for the settlement of claim payments to AmTrust.
Net Impairment Losses Recognized in Earnings
The Company did not recognize any OTTI losses on its fixed maturity portfolio for the three and six months ended June 30, 2021 and three months ended June 30, 2020. There were $1.5 million of OTTI losses recorded on two fixed maturity securities for the six months ended June 30, 2020.
Interest in Income of Equity Method Investments
The Company recognized interest in income of equity method investments of $2.8 million and $5.7 million for the three and six months ended June 30, 2021, respectively. These investments include hedge fund investments of $33.1 million as well as investments in limited partnerships of $27.1 million.
Net Loss and LAE
Net loss and LAE decreased by $16.3 million and $35.1 million during the three and six months ended June 30, 2021, respectively, compared to the same respective periods in 2020 largely due to lower earned premiums and favorable prior year reserve development of $12.8 million and $18.4 million for the three and six months ended June 30, 2021, respectively.
The loss ratio for the second quarter of 2021 was impacted by net favorable prior year reserve development of $12.8 million or 92.5 percentage points compared to net favorable prior year reserve development of $0.1 million or 0.3 percentage points during the same period in 2020. The development was primarily generated within the AmTrust Reinsurance segment.
The loss ratio for the six months ended June 30, 2021 was impacted by net favorable prior year reserve development of $18.4 million or 71.0 percentage points compared to net favorable prior year reserve development of $0.6 million or 1.1 percentage points during the same period in 2020. The prior year development was primarily within the AmTrust Reinsurance segment and is discussed in greater detail in the individual segment discussion and analysis.
The net loss and LAE ratios decreased to (38.5)% and (11.5)% for the three and six months ended June 30, 2021, respectively, compared to 51.0% and 60.4% for the same respective periods in 2020 due to significant favorable prior year loss experience in the AmTrust Reinsurance segment that developed in the three and six months ended June 30, 2021.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $1.3 million or 15.4% and $7.3 million or 36.2% for the three and six months ended June 30, 2021, respectively, compared to the same respective periods in 2020. The commission and other acquisition expense ratio increased to 49.8% and 49.6% for the three and six months ended June 30, 2021, respectively, compared to 37.8% for both respective periods in 2020 largely due to a change in mix of premiums written in our Diversified Reinsurance segment.

General and Administrative Expenses
General and administrative expenses, which include both segment and corporate expenses segregated for analytical purposes as a component of underwriting income, for the three and six months ended June 30, 2021 and 2020 were comprised of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
General and administrative expenses – segments	$3,808	$2,413	$5,985	$4,670
General and administrative expenses – corporate	5,098	6,848	16,918	13,141
Total general and administrative expenses	$8,906	$9,261	$22,903	$17,811
Total general and administrative expenses decreased by $0.4 million or 3.8% and increased by $5.1 million or 28.6% for the three and six months ended June 30, 2021, respectively, compared to the same respective periods in 2020.
Corporate general and administrative expenses for the three and six months ended June 30, 2021 decreased by $1.8 million or 25.6% and increased by $3.8 million or 28.7% compared to the same respective periods in 2020. The $3.8 million increase in corporate expenses for the six months ended June 30, 2021 compared to the same respective period in 2020 was due to higher discretionary equity-based and cash incentive compensation paid to employees in 2021 as compared to 2020.
The Company incurred operating expenses of $2.2 million and $2.9 million during the three and six months ended June 30, 2021, respectively, that are not considered part of our ongoing business operations, and which are largely related to accelerated depreciation for fixed assets connected with the termination of our principal office lease in Bermuda as well as salary and related costs associated with headcount reductions and certain regulatory costs in our international operations.
Interest and Amortization Expenses
The interest and amortization expenses related to the outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 ("Senior Notes") were $4.8 million and $9.7 million for the three and six months ended June 30, 2021 and 2020, respectively. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the three and six months ended June 30, 2021 and 2020, respectively.
Foreign Exchange and Other Gains (Losses)
Net foreign exchange and other gains or losses amounted to losses of $1.6 million and gains of $2.0 million during the three and six months ended June 30, 2021, respectively, compared to net foreign exchange and other losses of $2.3 million and gains of $5.9 million for the same respective periods in 2020.
Net foreign exchange losses of $1.2 million and $2.1 million occurred during the three months ended June 30, 2021 and June 30, 2020, respectively, due to the weakening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in euro.
Net foreign exchange gains of $2.2 million and $6.3 million for the six months ended June 30, 2021 and June 30, 2020, respectively, were attributable to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in euro.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results and associated ratios for our Diversified Reinsurance segment for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Gross premiums written	$5,191	$9,687	$5,263	$21,421
Net premiums written	$5,018	$8,553	$4,784	$18,925
Net premiums earned	$6,962	$11,527	$13,202	$24,058
Other insurance revenue	539	250	808	658
Net loss and LAE	(1,247)	(6,038)	(2,662)	(13,079)
Commission and other acquisition expenses	(4,452)	(4,374)	(8,207)	(9,353)
General and administrative expenses	(3,033)	(1,746)	(4,607)	(3,359)
Underwriting loss	$(1,231)	$(381)	$(1,466)	$(1,075)
Ratios
Net loss and LAE ratio	16.6%	51.3%	19.0%	52.9%
Commission and other acquisition expense ratio	59.4%	37.1%	58.6%	37.8%
General and administrative expense ratio	40.4%	14.8%	32.9%	13.6%
Expense ratio	99.8%	51.9%	91.5%	51.4%
Combined ratio	116.4%	103.2%	110.5%	104.3%
The combined ratio for the three and six months ended June 30, 2021 increased to 116.4% and 110.5%, respectively, compared to 103.2% and 104.3% for the same respective periods in 2020 largely due to significant declines in earned premium volume combined with higher non-recurring general and administrative expenses in our IIS business, which increased the expense ratio which was partly offset by lower loss ratios. Please see the respective sections below on net loss and LAE, commissions and other acquisition expenses and general and administrative expenses for factors that have impacted the combined ratios.
Premiums — Gross premiums written decreased by $4.5 million or 46.4% and $16.2 million or 75.4% for the three and six months ended June 30, 2021, respectively, compared to the same respective periods in 2020. This was primarily due to the return of unearned premiums written in a German Auto quota share reinsurance contract in our IIS business which went into run-off on January 1, 2021.
Net premiums written decreased by $3.5 million or 41.3% and $14.1 million or 74.7% during the three and six months ended June 30, 2021, respectively, compared to the same respective periods in 2020 due to return of unearned premiums written in our German Auto quota share reinsurance contract which went into run-off on January 1, 2021. Direct premiums written by Maiden LF and Maiden GF increased by $0.5 million or 10.0% and $0.3 million or 3.1% during the three and six months ended June 30, 2021, respectively, compared to the same respective periods in 2020.
The tables below show net premiums written by line of business for the three and six months ended June 30, 2021 and 2020:

For the Three Months Ended June 30,	2021	2020	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Written
International	$5,028	$8,498	$(3,470)	(40.8)%
Other	(10)	55	(65)	(118.2)%
Total Diversified Reinsurance	$5,018	$8,553	$(3,535)	(41.3)%

For the Six Months Ended June 30,	2021	2020	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Written
International	$4,784	$18,870	$(14,086)	(74.6)%
Other	—	55	(55)	(100.0)%
Total Diversified Reinsurance	$4,784	$18,925	$(14,141)	(74.7)%

Net premiums earned decreased by $4.6 million or 39.6% and $10.9 million or 45.1% during the three and six months ended June 30, 2021, respectively, compared to the same respective periods in 2020 primarily due to lower earned premiums from German Auto programs which have been in run-off since January 1, 2021. The tables below show net premiums earned by line of business for the three and six months ended June 30, 2021 and 2020:

For the Three Months Ended June 30,	2021	2020	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Earned
International	$6,972	$11,472	$(4,500)	(39.2)%
Other	(10)	55	(65)	(118.2)%
Total Diversified Reinsurance	$6,962	$11,527	$(4,565)	(39.6)%

For the Six Months Ended June 30,	2021	2020	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Earned
International	$13,202	$24,003	$(10,801)	(45.0)%
Other	—	55	(55)	(100.0)%
Total Diversified Reinsurance	$13,202	$24,058	$(10,856)	(45.1)%
Other Insurance Revenue — Other insurance revenue represents $0.2 million of fee income earned from our GLS business for the three and six months ended June 30, 2021, as well as fee income derived from our IIS business that is not directly associated with premium revenue assumed by the Company for the three and six months ended June 30, 2021 and 2020 as specified in the table below. Other income of $11.0 thousand and $66.0 thousand for the three and six months ended June 30, 2020, respectively, was generated from transitional services provided relating to the sale of Maiden US.
Other insurance revenue increased by $0.3 million or 115.6% and $0.2 million or 22.8% for the three and six months ended June 30, 2021, respectively, compared to the same respective periods in 2020. The tables below show other insurance revenue by source for the three and six months ended June 30, 2021 and 2020, respectively:

For the Three Months Ended June 30,	2021	2020	Change
	($ in thousands)			%
International	$384	$239	$145	60.7%
Other income	155	11	144	1,309.1%
Total Diversified Reinsurance	$539	$250	$289	115.6%

For the Six Months Ended June 30,	2021	2020	Change
	($ in thousands)			%
International	$653	$592	$61	10.3%
Other income	155	66	89	134.8%
Total Diversified Reinsurance	$808	$658	$150	22.8%
Net Loss and LAE — Net loss and LAE decreased by $4.8 million or 79.3% and $10.4 million or 79.6% for the three and six months ended June 30, 2021, respectively, compared to the same respective periods in 2020 due to lower earned premiums. Net loss and LAE ratio decreased to 16.6% and 19.0% for the three and six months ended June 30, 2021, respectively, compared with 51.3% and 52.9% during the same respective periods in 2020.
During the three months ended June 30, 2021, the net loss and LAE ratio decreased by 34.7 percentage points compared to the same period in 2020. The 2021 loss ratio was impacted by favorable prior year loss reserve development which was $951.0 thousand or 12.7 percentage points during the three months ended June 30, 2021 compared to the impact of adverse development of $0.4 million or 3.1 percentage points on the loss ratio for the same period in 2020. The loss development in 2021 was due to favorable development experienced in European Capital Solutions and other run-off business while the loss development in 2020 was driven by adverse experience in specific German Auto programs.
During the six months ended June 30, 2021, the net loss and LAE ratio decreased by 33.9 percentage points compared to the same period in 2020. The 2021 loss ratio was impacted by favorable prior year loss reserve development of $937.0 thousand or 6.7 percentage points during 2021, compared to the impact of favorable development of $0.2 million or 0.7 percentage points on the loss ratio in 2020. The 2021 development was driven by favorable experience in European Capital Solutions and other run-off business while the 2020 development was due to favorable experience in German Auto programs.

The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be effected by changes in the mix of business and the impact of increases in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, as well as the impact on the loss ratio described above, the combined ratio increased by 13.2 and 6.2 percentage points for the three and six months ended June 30, 2021, respectively, compared to the same respective periods in 2020.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $0.1 million or 1.8% and $1.1 million or 12.3% for the three and six months ended June 30, 2021, respectively, compared to the same respective periods in 2020 primarily due to lower net premiums earned which similarly decreased in this segment.
The commission and other acquisition expense ratio for the three and six months ended June 30, 2021 increased to 59.4% and 58.6%, respectively, compared to 37.1% and 37.8% for the same respective periods in 2020, reflecting the change in the mix of pro rata versus excess of loss premiums written compared to the same respective periods in 2020. Please refer to the preceding paragraph for other factors that can impact the combined ratio.
General and Administrative Expenses — General and administrative expenses increased by $1.3 million or 73.7% and $1.2 million or 37.2% for the three and six months ended June 30, 2021, respectively, compared to the same respective periods in 2020. The general and administrative expense ratio increased to 40.4% and 32.9% for the three and six months ended June 30, 2021, respectively, compared to 14.8% and 13.6% for the same respective periods in 2020 largely due to lower net premiums earned which decreased significantly combined with higher non-recurring expenses. This included severance costs and certain regulatory costs of approximately $1.0 million incurred in our IIS business unit which have largely driven the increased expense ratios for the three and six months ended June 30, 2021 compared to the same respective periods in 2020.
The overall expense ratio (including commission and other acquisition expenses) for the three and six months ended June 30, 2021 increased to 99.8% and 91.5%, respectively, compared to 51.9% and 51.4% for the same respective periods in 2020 largely due to net premiums earned which decreased combined with higher non-recurring expenses as discussed above.
AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported underwriting income of $9.7 million and $11.5 million during the three and six months ended June 30, 2021, respectively, compared to underwriting income of $0.4 million and an underwriting loss of $2.6 million for the same respective periods in 2020. The improvement in the underwriting results was largely due to impact of favorable prior year loss development during the three and six months ended June 30, 2021.
The underwriting results and associated ratios for the AmTrust Reinsurance segment for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Gross premiums written	$(1,757)	$(4,705)	$(4,219)	$(4,705)
Net premiums written	$(1,757)	$(4,463)	$(4,219)	$(4,463)
Net premiums earned	$6,350	$9,781	$11,874	$28,465
Net loss and LAE	6,574	(4,970)	5,630	(19,015)
Commission and other acquisition expenses	(2,447)	(3,780)	(4,634)	(10,774)
General and administrative expenses	(775)	(667)	(1,378)	(1,311)
Underwriting income (loss)	$9,702	$364	$11,492	$(2,635)
Ratios
Net loss and LAE ratio	(103.5)%	50.8%	(47.4)%	66.8%
Commission and other acquisition expense ratio	38.5%	38.6%	39.0%	37.8%
General and administrative expense ratio	12.2%	6.9%	11.6%	4.7%
Expense ratio	50.7%	45.5%	50.6%	42.5%
Combined ratio	(52.8)%	96.3%	3.2%	109.3%
The combined ratio decreased 149.1 percentage points to (52.8)% for the three months ended June 30, 2021 compared to 96.3% for the same period in 2020. This was primarily driven by the impact of favorable prior year loss development of $11.9 million or 186.7 percentage points during the second quarter of 2021 compared to favorable development of $0.4 million or 4.3 percentage points during the second quarter of 2020. Prior year favorable development for the three months ended June 30, 2021 was driven by Workers Compensation and Commercial Auto Liability. Prior year favorable development in 2020 was primarily due to Workers Compensation partly offset by adverse development within Commercial General Liability. Underwriting loss for the current accident year during the three months ended June 30, 2021 was $2.2 million compared to an underwriting loss of $0.1 million for the current accident year in the same period in 2020.
The combined ratio decreased by 106.1 percentage points to 3.2% for the six months ended June 30, 2021 compared to 109.3% for 2020 primarily due to the impact of favorable prior year loss development of $17.4 million or 146.7 percentage points during 2021 compared to the impact of favorable prior year loss development of $0.4 million or 1.5 percentage points during 2020. Prior year favorable development in 2021 was primarily due to Workers Compensation and Commercial Auto

Liability partly offset by adverse development within Hospital Liability. Prior year favorable development in 2020 was primarily due to Workers Compensation partly offset by adverse development within Commercial General Liability programs. Underwriting loss for the current accident year during the six months ended June 30, 2021 was $5.9 million compared to an underwriting loss of $3.1 million for the current accident year in the same period in 2020 which excludes the impact of prior period development in both respective periods.
Premiums — The tables below show net premiums written by category for the three and six months ended June 30, 2021 and 2020, respectively:

For the Three Months Ended June 30,	2021	2020
($ in thousands)	Total	Total
Net Premiums Written
Small Commercial Business	$(1,594)	$(6,394)
Specialty Program	(4)	477
Specialty Risk and Extended Warranty	(159)	1,454
Total AmTrust Reinsurance	$(1,757)	$(4,463)

For the Six Months Ended June 30,	2021	2020
($ in thousands)	Total	Total
Net Premiums Written
Small Commercial Business	$(4,072)	$(6,394)
Specialty Program	(29)	477
Specialty Risk and Extended Warranty	(118)	1,454
Total AmTrust Reinsurance	$(4,219)	$(4,463)
The negative gross and net premiums written for the three and six months ended June 30, 2021 reflect premium adjustments on Small Commercial Business policies in the AmTrust Quota Share. Furthermore, the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019 resulted in no new business written under these contracts since 2018.
Net premiums earned decreased by $3.4 million or 35.1% and $16.6 million, or 58.3% for the three and six months ended June 30, 2021, respectively, compared to the same respective periods in 2020 due to termination of the AmTrust Quota Share and European Hospital Liability Quota Share as of January 1, 2019.
There were negative premiums earned for the three and six months ended June 30, 2021 in Small Commercial Business due to premium adjustments on such policies in the AmTrust Quota Share. The tables below detail net premiums earned by category for the three and six months ended June 30, 2021 and 2020:

For the Three Months Ended June 30,	2021		2020		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned
Small Commercial Business	$(1,495)	(23.5)%	$(7,112)	(72.7)%	$5,617	(79.0)%
Specialty Program	2	—%	426	4.4%	(424)	(99.5)%
Specialty Risk and Extended Warranty	7,843	123.5%	16,467	168.3%	(8,624)	(52.4)%
Total AmTrust Reinsurance	$6,350	100.0%	$9,781	100.0%	$(3,431)	(35.1)%

For the Six Months Ended June 30,	2021		2020		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned
Small Commercial Business	$(3,846)	(32.4)%	$(6,173)	(21.7)%	$2,327	(37.7)%
Specialty Program	(16)	(0.1)%	501	1.8%	(517)	(103.2)%
Specialty Risk and Extended Warranty	15,736	132.5%	34,137	119.9%	(18,401)	(53.9)%
Total AmTrust Reinsurance	$11,874	100.0%	$28,465	100.0%	$(16,591)	(58.3)%
Net Loss and LAE — Net loss and LAE decreased by $11.5 million or 232.3% and $24.6 million or 129.6% for the three and six months ended June 30, 2021, respectively, compared to the same respective periods in 2020 due to the impact of favorable prior year loss development of $11.9 million and $17.4 million, respectively. Net loss and LAE ratios decreased to (103.5)% and (47.4)% for the three and six months ended June 30, 2021, respectively, compared to 50.8% and 66.8% for the same respective periods in 2020.
During the three months ended June 30, 2021, the net loss and LAE ratio decreased by 154.3 percentage points compared to the same period in 2020 primarily due to the impact of favorable prior year loss development of $11.9 million or 186.7 percentage points on the loss ratio during the three months ended June 30, 2021. Prior year favorable development in 2021 was primarily driven by Workers Compensation and Commercial Auto Liability. Prior year favorable development in 2020 was primarily due to Workers Compensation partly offset by adverse development within Commercial General Liability programs.
During the six months ended June 30, 2021, the net loss and LAE ratio decreased by 114.2 points compared to the six months ended in 2020 due to the impact of favorable prior year loss development of $17.4 million or 146.7 points in 2021 compared to favorable prior year development of $0.4 million or 1.5 points in 2020. Prior year favorable development in 2021 was primarily due to favorable Workers Compensation and Commercial Auto Liability development partly offset by adverse development within Hospital Liability. Prior year favorable development in 2020 was primarily due to Workers Compensation partly offset by adverse development within Commercial General Liability programs.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $1.3 million or 35.3% and $6.1 million or 57.0% for the three and six months ended June 30, 2021, respectively, compared to the same respective periods in 2020 due to lower net earned premiums as a result of terminating both quota share agreements with AmTrust effective as of January 1, 2019.
The commission and other acquisition expense ratios were 38.5% and 39.0% for the three and six months ended June 30, 2021, respectively, compared to 38.6% and 37.8% for the same respective periods in 2020.
General and Administrative Expenses — General and administrative expenses increased by $0.1 million or 16.2% and $0.1 million or 5.1% for the three and six months ended June 30, 2021, respectively, compared to the same respective periods in 2020. The general and administrative expense ratios increased to 12.2% and 11.6% for the three and six months ended June 30, 2021, respectively, compared to 6.9% and 4.7% for the same respective periods in 2020 as a result of lower earned premiums due to terminating both quota share agreements with AmTrust as of January 1, 2019.
The overall expense ratio (including commission and other acquisition expenses) increased to 50.7% and 50.6% for the three and six months ended June 30, 2021, respectively, compared to 45.5% and 42.5% for the same respective periods in 2020 primarily due to significantly lower earned premiums as discussed above.

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
As of June 30, 2021, the Company had investable assets of $2.0 billion compared to $2.3 billion as of December 31, 2020. Investable assets are the combined total of our investments, cash and cash equivalents (including restricted cash), loan to a related party and funds withheld receivable. The decrease in our investable assets is primarily the result of our cessation of active reinsurance underwriting in 2018 and 2019 which subsequently results in negative operating cash flows to settle claim payments from the run-off of the liabilities from that reinsurance portfolio in 2021.
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
The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next twelve months as we generally expect negative operating cash flows to be sufficiently offset by positive investing cash flows. While we continue to expect our cash flows to be sufficient to meet our cash requirements and to operate our business, our ability to execute our asset and capital management initiatives are dependent on maintaining adequate levels of unrestricted liquidity and cash flows. At June 30, 2021 and December 31, 2020, unrestricted cash and cash equivalents and unrestricted fixed maturity investments were $189.3 million and $269.2 million, respectively.
The decrease in unrestricted balances during 2021 was largely the result of $124.7 million utilized for the 2021 Preference Share Repurchases, $21.6 million utilized for net purchases of other investments, and $17.9 million utilized for net purchases of equity method investments, as described further in the discussion on investing and financing cash flows below. The table below summarizes our operating, investing and financing cash flows for the six months ended June 30, 2021 and 2020:

For the Six Months Ended June 30,	2021	2020
	($ in thousands)
Operating activities	$(185,784)	$(419,152)
Investing activities	251,005	447,969
Financing activities	(127,183)	(1)
Effect of exchange rate changes on foreign currency cash	(107)	1,359
Total (decrease) increase in cash, restricted cash and cash equivalents	$(62,069)	$30,175
Cash Flows used in Operating Activities
Cash flows used in operating activities for the six months ended June 30, 2021 were $185.8 million compared to cash flows used in operating activities of $419.2 million for the six months ended June 30, 2020, a decrease of $233.4 million. The operating cash flows used in operations for the six months ended June 30, 2021 and 2020 were primarily the result of claims payments from the terminated AmTrust Quota Share and the European Hospital Liability Quota Share contracts, which produced negligible gross premiums written which were more than offset by claim payments from the run-off of existing reserves for loss and LAE under those agreements.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash provided by investing activities was $251.0 million for the six months ended June 30, 2021 compared to $448.0 million for the same period in 2020 due to proceeds from the sale of fixed maturity investments which were made primarily to settle claim payments and repurchase preference shares during the six months ended June 30, 2021 and 2020.
For the six months ended June 30, 2021, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $290.1 million compared to net proceeds of $453.0 million for the same period in 2020. This was partly offset by $21.6 million utilized for net purchases of other investments and $17.9 million utilized for net purchases of equity method investments during the six months ended June 30, 2021.

Cash Flows from Financing Activities
Cash flows used in financing activities were $127.2 million for the six months ended June 30, 2021 due to the repurchase of the Company's preference shares. During the six months ended June 30, 2021, the Company paid $124.7 million for the repurchase of 8,517,037 preference shares pursuant to the 2021 Preference Share Repurchase Program as part of its recent capital management strategy.
No dividends on common or preference shares were paid during the six months ended June 30, 2021 and 2020. Our Board of Directors have not declared any common or preference share dividends since the fourth quarter of 2018.
Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, that was filed with the SEC on March 15, 2021.
At June 30, 2021 and December 31, 2020, restricted cash and cash equivalents and fixed maturity investments used as collateral were $0.8 billion and $1.1 billion, respectively. This collateral represents 81.3% and 80.0% of the fair value of our respective total fixed maturity investments, cash, restricted cash and cash equivalents at June 30, 2021 and December 31, 2020, respectively.
Cash and Investments
The investment of our funds has generally been designed to ensure safety of principal while generating current income. Accordingly, the majority of our funds are invested in liquid, investment-grade fixed income securities which are all designated as available-for-sale at June 30, 2021. As of June 30, 2021 and December 31, 2020, our cash and investments consisted of:

	June 30, 2021	December 31, 2020
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$938,685	$1,213,411
Equity securities, at fair value	4,905	—
Equity method investments	60,113	39,886
Other investments	88,238	67,010
Total investments	1,091,941	1,320,307
Cash and cash equivalents	42,109	74,040
Restricted cash and cash equivalents	31,648	61,786
Total Investments and Cash (including cash equivalents)	$1,165,698	$1,456,133
In addition to the discussion on Cash and Cash Equivalents and Fixed Maturities that follows herein, please see the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q for further discussion on our available-for-sale fixed income securities.
As our insurance liabilities continue to run-off and the required capital to operate our business for regulatory purposes decreases, we have modified Maiden Reinsurance’s investment policy (which has been approved by the Vermont DFR as noted) and have expanded the range of asset classes we invest in to enhance the income and returns our investment portfolio produces. We categorize these investments as "Other Investments" and "Equity Method Investments" on our condensed consolidated balance sheets. During 2020 and 2021, under this revised investment policy, we have increased the amount of investments in these categories, and we expect to continue to increase the amounts invested therein. Under our investment policy, investments included in these categories could include, but are not limited to, privately held investments, private equity, private credit lending funds, fixed-income funds, hedge funds, equity funds, real estate (including joint ventures and limited partnerships) and other non-fixed-income investments. For further details on these other investments, in addition to the discussion of these investments herein, please see "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4(b). Other Investments and Equity Method Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q.
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
We believe our other investments and equity method investments portfolio provides diversification against our fixed-income investments and an opportunity for improved risk-adjusted return, however, the returns of these investments may be more volatile and we may experience significant unrealized gains or losses in any particular quarter or year. In addition, we believe the returns produced by these investments will exceed our cost of capital, in particular our cost of debt capital. It is too soon to determine if the actual returns will achieve this objective and it may be an extended period of time before that determination can be made.

We may utilize and pay fees to various companies to provide investment advisory and/or management services related to these investments. These fees, which would be predominantly based upon the amount of assets under management, would be included in net investment income.
The substantial majority of our current and planned future investments are held by Maiden Reinsurance, whose investment policy has been approved by the Vermont DFR. We may utilize a portion of Maiden Reinsurance's unrestricted assets to purchase affiliated securities and, during the first half of 2021, we utilized $124.7 million in conjunction with the 2021 Preference Share Repurchases. Maiden Reinsurance has received all necessary approvals for its investment policy.
Cash & Cash Equivalents
At June 30, 2021, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
Fixed Maturity Investments
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows at June 30, 2021 and December 31, 2020, respectively:

June 30, 2021	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$78,481	$—	$(27)	$78,454	0.1%	1.3
U.S. agency bonds – mortgage-backed	148,520	5,028	(95)	153,453	2.7%	1.7
Non-U.S. government bonds	3,167	273	—	3,440	0.3%	7.8
Asset-backed securities	194,648	1,242	(598)	195,292	1.8%	0.6
Corporate bonds	486,731	25,657	(4,342)	508,046	2.1%	3.1
Total fixed maturities	911,547	32,200	(5,062)	938,685	2.0%	2.2
Cash and cash equivalents	73,757	—	—	$73,757	—%	0.0
Total	$985,304	$32,200	$(5,062)	$1,012,442	1.8%	2.1

December 31, 2020	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$94,468	$34	$—	$94,502	0.1%	1.4
U.S. agency bonds – mortgage-backed	272,124	9,439	(126)	281,437	2.5%	1.9
Non-U.S. government bonds	8,641	1,067	—	9,708	1.1%	6.2
Asset-backed securities	184,227	1,611	(406)	185,432	2.2%	0.7
Corporate bonds	604,463	40,904	(3,035)	642,332	2.3%	3.1
Total fixed maturities	1,163,923	53,055	(3,567)	1,213,411	2.2%	2.3
Cash and cash equivalents	135,826	—	—	135,826	0.1%	0.0
Total	$1,299,749	$53,055	$(3,567)	$1,349,237	2.0%	2.1
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the six months ended June 30, 2021, the yield on the 10-year U.S. Treasury bond increased by 52 basis points to 1.45%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed maturity securities in our portfolio. The U.S. Treasury yield curve experienced a material upward shift during the six months ended June 30, 2021, reflecting concerns about potential inflation emanating from the combination of: 1) growing confidence in the U.S. economic outlook as the economic effects of the COVID-19 pandemic continue to abate; 2) enactment of additional significant fiscal stimulus legislation in the U.S.; and 3) continued accommodative monetary policy pursued by central banks globally.
The movement in the market values of our fixed maturity portfolio during the six months ended June 30, 2021 generated net unrealized losses of $22.4 million. Our investment portfolios may be adversely impacted by unfavorable market conditions caused by the COVID-19 pandemic, which could cause continued volatility in our results of operations and negatively impact our financial condition.
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
We also monitor the duration and structure of our investment portfolio as discussed below. As of June 30, 2021, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $27.8 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above.
To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At June 30, 2021 and December 31, 2020, these respective durations in years were as follows:

	June 30, 2021	December 31, 2020
Fixed maturities and cash and cash equivalents	2.1	2.1
Reserve for loss and LAE(1)	4.2	3.9
(1) The duration regarding our reserve for loss and LAE at June 30, 2021 is gross of LPT/ADC Agreement reserves. On a net basis, the duration of our reserve for loss and LAE is 0.9 years at June 30, 2021 (December 31, 2020 - 0.9 years).
During the six months ended June 30, 2021, the weighted average duration of our fixed maturity investment portfolio remained unchanged at 2.1 years while the duration for the reserve for loss and LAE increased by 0.3 years to 4.2 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities. At June 30, 2021, the duration of our loss reserves net of the LPT/ADC Agreement was lower than the duration of our fixed maturity investment portfolio.
At June 30, 2021 and December 31, 2020, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS holdings at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
GNMA – fixed rate	$—	—%	$17,385	6.2%
GNMA – variable rate	4,412	2.9%	5,409	1.9%
FNMA – fixed rate	73,986	48.2%	119,910	42.6%
FHLMC – fixed rate	75,055	48.9%	138,733	49.3%
Total U.S. agency bonds	$153,453	100.0%	$281,437	100.0%
Agency MBS bonds comprise 16.3% of our fixed maturity investments at June 30, 2021. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn.
At June 30, 2021 and December 31, 2020, 95.3% and 96.1%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

The security holdings by sector and financial strength rating of our corporate bond holdings at June 30, 2021 and December 31, 2020 were as follows:

	Ratings(1)
June 30, 2021	AAA, AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	1.2%	0.8%	—%	$10,404	2.0%
Communications	—%	1.2%	2.8%	—%	20,654	4.0%
Consumer	—%	3.1%	23.6%	2.3%	147,108	29.0%
Energy	—%	9.8%	3.5%	2.8%	82,035	16.1%
Financial Institutions	6.6%	20.6%	14.4%	1.3%	217,477	42.9%
Industrials	—%	0.6%	0.7%	1.0%	11,686	2.3%
Technology	—%	2.9%	0.8%	—%	18,682	3.7%
Total	6.6%	39.4%	46.6%	7.4%	$508,046	100.0%

	Ratings(1)
December 31, 2020	AAA, AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	1.0%	1.4%	—%	$15,637	2.4%
Communications	—%	1.0%	4.6%	1.6%	46,167	7.2%
Consumer	—%	2.0%	21.7%	1.8%	164,033	25.5%
Energy	2.5%	6.3%	3.0%	2.2%	89,984	14.0%
Financial Institutions	7.2%	23.8%	13.0%	1.0%	288,649	45.0%
Industrials	—%	0.9%	1.2%	0.8%	18,494	2.9%
Technology	—%	2.4%	0.6%	—%	19,368	3.0%
Total	9.7%	37.4%	45.5%	7.4%	$642,332	100.0%
(1)    Ratings as assigned by S&P, or equivalent
The table below includes the Company’s ten largest corporate holdings at fair value and as a percentage of all fixed income securities held as at June 30, 2021. As of June 30, 2021, 46.0% are U.S. dollar denominated and 54.0% are Euro denominated, 38.2% are in the Consumer Sector and 39.7% are in the Financial Institutions sector.

June 30, 2021	Fair Value	% of Holdings	Rating(1)
	($ in thousands)
Electricite de France, 4.625%, Due 9/11/2024	$17,601	1.9%	A-
Nordea Bank ABP, 0.875% Due 6/26/2023	13,209	1.4%	A
Brookfield Asset Management Inc., 4.00% Due 1/15/2025	13,127	1.4%	A-
Deutsche Bank AG, 1.25%, Due 9/8/2021	13,080	1.4%	BBB-
Anheuser-Busch INBEV NV, 2.875% Due 9/25/2024	13,012	1.4%	BBB+
Bayer US Finance LLC, 3.375% Due 10/8/2024	12,891	1.4%	BBB
Carlsberg Breweries A/S, 2.5%, Due 5/28/2024	12,690	1.4%	BBB
Deutsche Bank AG (NY Branch), 3.7%, Due 5/30/2024	11,786	1.3%	BBB-
Total Energies Capital International SA, 3.75%, Due 4/10/2024	10,858	1.2%	A+
Thompson Reuters Corp, 4.3% Due 11/23/23	10,729	1.1%	BBB
Total	$128,983	13.7%
(1)    Ratings as assigned by S&P, or equivalent

At June 30, 2021 and December 31, 2020, respectively, we hold the following non-U.S. dollar denominated securities:

	June 30, 2021		December 31, 2020
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated corporate bonds	$318,582	87.7%	$349,231	97.3%
Non-U.S. dollar denominated asset-backed securities	41,266	11.4%	—	—%
Non-U.S. government bonds	3,440	0.9%	9,708	2.7%
Total non-U.S. dollar denominated securities	$363,288	100.0%	$358,939	100.0%
At June 30, 2021 and December 31, 2020, respectively, these non-U.S. securities are invested in the following currencies:

	June 30, 2021		December 31, 2020
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Euro	$358,301	98.6%	$329,447	91.8%
British Pound	4,987	1.4%	22,861	6.4%
Canadian Dollar	—	—%	5,110	1.4%
All other currencies	—	—%	1,521	0.4%
Total non-U.S. dollar denominated securities	$363,288	100.0%	$358,939	100.0%
The net increase in non-U.S. denominated fixed maturities is primarily due to the relative appreciation of Euro denominated corporate bonds during the six months ended June 30, 2021. At June 30, 2021 and December 31, 2020, all of the Company's non-U.S. government issuers have a rating of A or higher by S&P.
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

Ratings(1)	June 30, 2021		December 31, 2020
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$475	0.2%	$1,277	0.4%
AA+, AA, AA-	22,112	6.9%	31,102	8.9%
A+, A, A-	148,441	46.6%	165,585	47.4%
BBB+, BBB, BBB-	133,838	42.0%	137,297	39.3%
BB+ or lower	13,717	4.3%	13,970	4.0%
Total non-U.S. dollar denominated corporate bonds	$318,583	100.0%	$349,231	100.0%
(1)     Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies at June 30, 2021 and December 31, 2020, respectively.
Other Investments, Equity Method Investments and Equity Securities
Our alternative investments are categorized as other investments, equity method investments, and equity securities. These include private equity and hedge funds investments, investments in limited partnerships, as well as investments in direct lending entities and investments in technology-oriented insurance related businesses known as insurtechs. Private equity investments consist of direct investments in privately held entities, investments in private equity funds and private equity co-investments with sponsoring entities.
Our allocation to alternative investments increased to 13.1% of our total cash and investments as of June 30, 2021 compared to 7.3% as of December 31, 2020; and increased to 37.9% of our total shareholders' equity as of June 30, 2021 compared to 20.3% as of December 31, 2020. For further details on other investments, see "Notes to Condensed Consolidated Financial Statements: Note 4 - Investments" included under Part I Item 1. "Financial Information" of this Report on Form 10-Q.
Certain of the Company's investments in limited partnerships are related to real estate joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the ownership of income-producing properties. In certain of these joint ventures, the Company has provided certain indemnities, guarantees and commitments to certain parties such that it may be required to make payments now or in the future. For further details on these financial guarantees, please see "Notes to Condensed Consolidated Financial Statements: Note 11 - Commitments, Contingencies and Guarantees" included under Part I Item 1. "Financial Information" of this Report on Form 10-Q.

Other Balance Sheet Changes
The following table summarizes our other material balance sheet changes at June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020	Change	Change %
Reinsurance recoverable on unpaid losses	$565,549	$592,571	$(27,022)	(4.6)%
Deferred commission and other acquisition expenses	42,708	51,903	(9,195)	(17.7)%
Reserve for loss and LAE	1,674,590	1,893,299	(218,709)	(11.6)%
Unearned premiums	118,557	144,271	(25,714)	(17.8)%
Deferred gain on retroactive reinsurance	54,254	74,941	(20,687)	(27.6)%
Accrued expenses and other liabilities	59,828	53,002	6,826	12.9%
The Company's deferred commission and other acquisition expenses decreased by 17.7% and unearned premiums decreased by 17.8% primarily due to the Partial Termination Amendment with AmTrust on a cut-off basis and the termination of the remaining business under both quota share contracts with AmTrust which are now in run-off with no new business written beginning January 1, 2019.
Accrued expenses and other liabilities increased by 12.9% as at June 30, 2021 compared to December 31, 2020 due to reinsurance balances payable as a result of claims incurred under the run-off of AmTrust reinsurance contracts. The Company's reserve for loss and LAE decreased by 11.6% primarily due to the payment of prior year loss claims as well as favorable loss development recognized for the AmTrust Reinsurance segment.
The decrease in the deferred gain on retroactive reinsurance for the six months ended June 30, 2021 by 27.6% is attributable to $20.7 million in loss and LAE recognized as favorable loss development in the Company’s GAAP income statement that are covered by the LPT/ADC Agreement. This also impacted the reinsurance recoverable on unpaid losses which decreased by $27.0 million or 4.6% as at June 30, 2021 compared to December 31, 2020.
Capital Resources
Capital resources consist of funds deployed in support of our operations. In the six months ended June 30, 2021, our total capital resources decreased by $123.6 million, or 15.6% compared to December 31, 2020 primarily due to repurchases of our preference shares and unrealized losses on our fixed maturity investment portfolio partially offset by net income attributable to common shareholders.

The following table shows the movement in total capital resources at June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020	Change	Change %
Preference shares	$181,384	$394,310	$(212,926)	(54.0)%
Common shareholders' equity	222,828	133,506	89,322	66.9%
Total shareholders' equity	404,212	527,816	(123,604)	(23.4)%
Senior Notes - principal amount	262,500	262,500	—	—%
Total capital resources	$666,712	$790,316	$(123,604)	(15.6)%
The major factors contributing to the net decrease in total capital resources were primarily due to total shareholders' equity at June 30, 2021 which decreased by $123.6 million, or 23.4% compared to December 31, 2020 due to the following factors:
•net decrease of $124.7 million from the 2021 Preference Share Repurchases composed of a decline in preference share capital of $212.9 million partly offset by: (1) a gain on repurchase of preference shares of $81.2 million for the six months ended June 30, 2021 which increased retained earnings; and (2) a net increase in additional paid-in capital of $7.1 million relating to proportionate share in issuance costs of preference shares repurchased, which was previously recognized as a reduction in additional paid-in capital;
•net decrease in AOCI of $18.1 million which arose due to: (1) net unrealized losses on investment of $25.7 million resulting from the net decrease in the fair value of our investment portfolio relating to market price movements due to rising interest rates during the six months ended June 30, 2021; less (2) an increase in cumulative translation adjustments of $7.6 million due to the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro during the six months ended June 30, 2021; partly offset by:
•net income attributable to Maiden of $17.4 million for the six months ended June 30, 2021; and
•net increase due to share-based compensation of $1.8 million.
Please refer to "Notes to Consolidated Financial Statements Note 13. Shareholders' Equity" included under Part II Item 8. "Financial Statements and  Supplementary Data" of our Annual Report on Form 10-K for a discussion of the equity instruments issued by the Company as at December 31, 2020. Book value and diluted book value per common share at June 30, 2021 and December 31, 2020 were computed as follows:

($ in thousands except share and per share data)	June 30, 2021	December 31, 2020
Ending common shareholders’ equity	$222,828	$133,506
Proceeds from assumed conversion of dilutive options	10	10
Numerator for diluted book value per common share calculation	$222,838	$133,516

Common shares outstanding	86,420,221	84,801,161
Shares issued from assumed conversion of dilutive options and restricted shares	555,622	1,489,064
Denominator for diluted book value per common share calculation	86,975,843	86,290,225

Book value per common share	$2.58	$1.57
Diluted book value per common share	2.56	1.55
During the six months ended June 30, 2021, book value per common share increased by 64.3% to $2.58 and diluted book value per common share increased by 65.2% to $2.56, compared to December 31, 2020. This was primarily due to the gain of $81.2 million on the 2021 Preference Share Repurchases which increased book value by $0.94 per common share. Book value also increased due to net income of $17.4 million during the six months ended June 30, 2021, partially offset by a net decrease in AOCI of $18.1 million for the six months ended June 30, 2021.
Common Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the six months ended June 30, 2021, the Company did not repurchase any common shares under its share repurchase authorization as it is precluded from repurchasing its common shares due to its failure to pay dividends on its preference shares. Until such time as dividends on preference shares are paid, the Company will not be able to repurchase or pay dividends on its common shares. At June 30, 2021, the Company had a remaining authorization of $74.2 million for share repurchases.
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
On March 3, 2021, the Company's Board approved the repurchase, including the repurchase by Maiden Reinsurance within its investment guidelines, of up to $100.0 million of the Company's preference shares. On May 6, 2021, the Company's Board of Directors approved the additional repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines (as may be amended), of up to $50.0 million of the Company's preference shares from time to time at market prices in open market purchases or as may be privately negotiated. The authorizations that were approved on March 3, 2021 and May 6, 2021 are collectively referred to as the "2021 Preference Share Repurchase Program".
The principal purpose of the 2020 Tender Offer and 2021 Preference Share Repurchase Program is to adjust our capital structure to reflect current operations and the amount of capital required to operate Maiden Reinsurance. The Board has not declared or paid a dividend on the preference shares since the fourth quarter of 2018 and there can be no assurance that it will declare and pay dividends on the preference shares in the future. The preference shares are perpetual and there is no fixed date on which we are required to redeem or otherwise repurchase them.
Please refer to "Notes to Consolidated Financial Statements - Note 6. Shareholders' Equity" under Part 1 Item 1 "Financial Information" of this Quarterly Report on Form 10-Q for further information on our preference shares, including a summary of repurchases made of the Company's preference shares during the three and six months ended June 30, 2021. As of June 30, 2021, the Company had a remaining authorization of $25.3 million for preference share repurchases.

Senior Notes
There were no changes in the Company’s Senior Notes at June 30, 2021 compared to December 31, 2020 and the Company did not enter into any short-term borrowing arrangements during the six months ended June 30, 2021. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes.
The ratio of Debt to Total Capital Resources at June 30, 2021 and December 31, 2020 was computed as follows:

($ in thousands)	June 30, 2021	December 31, 2020
Senior notes - principal amount	$262,500	$262,500
Maiden shareholders’ equity	404,212	527,816
Total capital resources	$666,712	$790,316
Ratio of debt to total capital resources	39.4%	33.2%
Off-Balance Sheet Arrangements
Certain of the Company's investments in limited partnerships are related to real estate joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the ownership of income-producing properties. In certain of these joint ventures, the Company has provided certain indemnities, guarantees and commitments to certain parties such that it may be required to make payments now or in the future as further described in the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments, Contingencies and Guarantees" included under Part I Item 1 "Financial Information" of this Form 10-Q.
Any loss for which the Company could be liable would be contingent on the default of a loan by the real estate joint venture entity for which the Company provided a financial guarantee to a lender. While the Company has committed to aggregate limits as to the amount of guarantees it will provide as part of its limited partnerships, guarantees are only provided on an individual transaction basis and are subject to the terms and conditions of each transaction mutually agreed by the parties involved. The Company is not bound to such guarantees without its express authorization.
As discussed above, at June 30, 2021, guarantees of $8.5 million have been provided to lenders by the Company on behalf of the real estate joint venture, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

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
Non-GAAP operating earnings were $13.9 million for the three months ended June 30, 2021 compared to non-GAAP operating earnings of $1.2 million for the same period in 2020. The Company's non-GAAP operating results included a non-GAAP underwriting loss of $2.4 million for the three months ended June 30, 2021 compared to an underwriting loss of $1.4 million for the same period in 2020, due to underwriting results not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) as well as claims related to the European Hospital Liability Quota Share.
Non-GAAP operating earnings were $61.2 million for the six months ended June 30, 2021, compared to a non-GAAP operating earnings of $4.4 million for the same period in 2020. The Company's non-GAAP operating results included a non-GAAP underwriting loss of $10.7 million for the six months ended June 30, 2021 compared to a non-GAAP underwriting loss of $5.1 million for the same period in 2020, due to underwriting results not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) and claims related to the European Hospital Liability Quota Share.

Non-GAAP operating earnings and Non-GAAP diluted operating earnings per share attributable to common shareholders
Non-GAAP operating earnings and non-GAAP diluted operating earnings per share attributable to common shareholders can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended June 30,	2021	2020
	($ in thousands except per share data)
Net income available to Maiden common shareholders	$26,826	$9,212
Add (subtract):
Net realized gains on investment	(849)	(8,875)
Foreign exchange and other losses	1,588	2,295
Interest in income of equity method investments	(2,775)	—
Favorable prior year loss development subject to LPT/ADC Agreement	(10,842)	(1,410)
Non-GAAP operating earnings	$13,948	$1,222

Diluted earnings per share attributable to common shareholders	$0.31	$0.11
Add (subtract):
Net realized gains on investment	(0.01)	(0.11)
Foreign exchange and other losses	0.02	0.03
Interest in income of equity method investments	(0.03)	—
Favorable prior year loss development subject to LPT/ADC Agreement	(0.13)	(0.02)
Non-GAAP diluted operating earnings per share available to common shareholders	$0.16	$0.01

For the Six Months Ended June 30,	2021	2020
	($ in thousands except per share data)
Net income available to Maiden common shareholders	$98,562	$30,073
Add (subtract):
Net realized gains on investment	(8,950)	(19,913)
Total other-than-temporary impairment losses	—	1,506
Foreign exchange and other gains	(1,954)	(5,902)
Favorable prior year loss development subject to LPT/ADC Agreement	(20,687)	(1,410)
Interest in income of equity method investments	(5,722)	—
Non-GAAP operating earnings	$61,249	$4,354

Diluted earnings per share attributable to common shareholders	$1.14	$0.35
Add (subtract):
Net realized gains on investment	(0.10)	(0.24)
Total other-than-temporary impairment losses	—	0.02
Foreign exchange and other gains	(0.02)	(0.07)
Favorable prior year loss development subject to LPT/ADC Agreement	(0.24)	(0.01)
Interest in income of equity method investments	(0.07)	—
Non-GAAP diluted operating earnings per share attributable to common shareholders	$0.71	$0.05

Non-GAAP Operating ROACE
Non-GAAP Operating ROACE for the three and six months ended June 30, 2021 and 2020 was computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Non-GAAP operating earnings	$13,948	$1,222	$61,249	$4,354
Opening adjusted common shareholders’ equity	262,759	132,948	208,447	155,668
Ending adjusted common shareholders’ equity	277,082	177,279	277,082	177,279
Average adjusted common shareholders’ equity	269,921	155,114	242,765	166,474
Non-GAAP Operating ROACE	20.7%	3.2%	50.9%	5.3%

Non-GAAP Underwriting Results and Combined Ratio
The following summarizes our non-GAAP underwriting results for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Gross premiums written	$3,434	$4,982	$1,044	$16,716
Net premiums written	$3,261	$4,090	$565	$14,462
Net premiums earned	$13,312	$21,308	$25,076	$52,523
Other insurance revenue	539	250	808	658
Non-GAAP net loss and LAE(1)	(5,515)	(12,418)	(17,719)	(33,504)
Commission and other acquisition expenses	(6,899)	(8,154)	(12,841)	(20,127)
General and administrative expenses	(3,808)	(2,413)	(5,985)	(4,670)
Non-GAAP underwriting loss (1)	$(2,371)	$(1,427)	$(10,661)	$(5,120)
Ratios:
Non-GAAP net loss and LAE ratio(1)	39.8%	57.6%	68.5%	63.0%
Commission and other acquisition expense ratio	49.8%	37.8%	49.6%	37.8%
General and administrative expense ratio	64.3%	43.0%	88.5%	33.5%
Expense ratio	114.1%	80.8%	138.1%	71.3%
Non-GAAP combined ratio(1)	153.9%	138.4%	206.6%	134.3%
(1) Non-GAAP underwriting loss, non-GAAP net loss and LAE, non-GAAP net loss and LAE ratio, and non-GAAP combined ratio for the three and six months ended June 30, 2021 include the impact of prior year reserve development subject to the LPT/ADC Agreement. Please see the "Key Financial Measures" section for definitions of Non-GAAP underwriting loss, net loss and LAE, non-GAAP net loss and LAE ratio, and non-GAAP combined ratio.
The non-GAAP underwriting results as well as the non-GAAP loss and LAE and ratios and non-GAAP combined ratios include the impact of prior year loss reserve development related to the AmTrust Quota Share which is fully recoverable from Cavello and subject to the LPT/ADC Agreement to show the ultimate economic benefit to the Company.
As shown in the table above, adjusted for the impact of favorable prior year reserve development subject to the LPT/ADC Agreement of $10.8 million and $20.7 million during the three and six months ended June 30, 2021, respectively, the non-GAAP underwriting loss was $2.4 million and $10.7 million, respectively. This compared to a non-GAAP underwriting loss of $1.4 million and an underwriting loss of $5.1 million for the same respective periods in 2020 when adjusted for the impact of favorable prior year reserve development subject to the LPT/ADC Agreement of $1.4 million during the three and six months ended June 30, 2020.
The non-GAAP underwriting results above were due to underwriting results in the AmTrust Reinsurance segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) as well as claims related to the European Hospital Liability Quota Share. Results in the Diversified Reinsurance segment during the three and six months ended June 30, 2021 and 2020 were relatively stable.

The non-GAAP combined ratio during the three and six months ended June 30, 2021 was 153.9% and 206.6%, respectively, compared to 138.4% and 134.3% during the same respective periods in 2020 as shown in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Combined ratio	75.6%	131.8%	126.6%	131.7%
Less: Favorable prior year loss development subject to LPT/ADC Agreement	(78.3)%	(6.6)%	(80.0)%	(2.6)%
Non-GAAP combined ratio	153.9%	138.4%	206.6%	134.3%
Non-GAAP Net Loss and LAE
Adjusted for the impact of favorable prior year loss development on AmTrust reserves subject to the LPT/ADC Agreement, non-GAAP net loss and LAE for the three and six months ended June 30, 2021 increased by $10.8 million and $20.7 million, respectively, as this amount is ultimately recoverable from Cavello. In comparison, adjusted for the impact of favorable prior year loss development on AmTrust reserves subject to the LPT/ADC Agreement during the three and six months ended June 30, 2020, the non-GAAP net loss and LAE increased by $1.4 million as these reserves are ultimately recoverable from Cavello.
This adjustment is reflected in the calculation of non-GAAP Loss and LAE as shown below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net loss and LAE	$(5,327)	$11,008	$(2,968)	$32,094
Less: Favorable prior year loss development subject to LPT/ADC Agreement	(10,842)	(1,410)	(20,687)	(1,410)
Non-GAAP net loss and LAE	$5,515	$12,418	$17,719	$33,504
Adjusted for the impact of favorable prior year loss development on AmTrust reserves subject to the LPT/ADC Agreement of $10.8 million and $20.7 million during the three and six months ended June 30, 2021, respectively, non-GAAP net loss and LAE was $5.5 million and $17.7 million, respectively, as shown in the table above. Adjusted for the impact of favorable prior year loss development on AmTrust reserves subject to the LPT/ADC Agreement of $1.4 million during the three and six months ended June 30, 2020, the non-GAAP loss and LAE was $12.4 million and $33.5 million, respectively.
The non-GAAP net loss and LAE ratio was 39.8% and 68.5% for the three and six months ended June 30, 2021, respectively, compared to 57.6% and 63.0% for the same respective periods in 2020.
Adjusted Shareholders' Equity, Adjusted Total Capital Resources, Adjusted Book Value per Common Share, and Ratio of Debt to Total Adjusted Capital Resources
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at June 30, 2021 and December 31, 2020 reflect the addition of the unamortized deferred gain on retroactive reinsurance to the GAAP shareholders' equity as depicted in the computations below. The estimated deferred gain of $54.3 million at June 30, 2021 and $74.9 million at December 31, 2020 arises from the LPT/ADC Agreement with Cavello relating to losses subject to that agreement which are fully recoverable from Cavello.
The decrease in the unamortized deferred gain on retroactive reinsurance for the six months ended June 30, 2021 is attributable to $20.7 million in loss and loss adjustment expenses recognized as favorable loss development in the Company's GAAP income statement that are subject to the LPT/ADC Agreement. We believe the inclusion of the unamortized deferred gain in these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve the Company's shareholders' equity over the settlement period under the terms of the agreement.
Reconciliation of shareholders' equity to Adjusted shareholders' equity and Adjusted Total Capital Resources
The following table computes adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain on retroactive reinsurance at June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020	Change	Change %
Preference shares	$181,384	$394,310	$(212,926)	(54.0)%
Common shareholders' equity	222,828	133,506	89,322	66.9%
Total shareholders' equity	404,212	527,816	(123,604)	(23.4)%
Unamortized deferred gain on retroactive reinsurance	54,254	74,941	(20,687)	(27.6)%
Adjusted shareholders' equity	458,466	602,757	(144,291)	(23.9)%
Senior Notes - principal amount	262,500	262,500	—	—%
Adjusted total capital resources	$720,966	$865,257	$(144,291)	(16.7)%

Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The adjusted book value per common share as reconciled for the recognition of the unamortized deferred gain on retroactive reinsurance at June 30, 2021 and December 31, 2020 was computed as follows:

	June 30, 2021	December 31, 2020
Book value per common share	$2.58	$1.57
Unamortized deferred gain on retroactive reinsurance	0.63	0.89
Adjusted book value per common share	$3.21	$2.46
Ratio of Debt to Adjusted Total Capital Resources
Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at June 30, 2021 and December 31, 2020 was computed as follows:

($ in thousands)	June 30, 2021	December 31, 2020
Senior notes - principal amount	$262,500	$262,500
Adjusted shareholders’ equity	458,466	602,757
Adjusted total capital resources	$720,966	$865,257
Ratio of debt to adjusted total capital resources	36.4%	30.3%

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely affected. At June 30, 2021, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the unaudited Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange losses of $1.2 million and foreign exchange gains of $2.2 million were generated during the three and six months ended June 30, 2021, respectively, compared to net foreign exchange losses of $2.1 million and net foreign exchange gains of $6.3 million for the three and six months ended June 30, 2020, respectively.
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
Off-Balance Sheet Arrangements
At June 30, 2021, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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
2. (c) Share Repurchases
Common Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. The Company has a remaining authorization of $74,245 for share repurchases at June 30, 2021. There were no share repurchases during the three months ended June 30, 2021 under the share repurchase authorization.
Subsequent to the three months ended June 30, 2021 and through the period ended August 9, 2021, the Company did not repurchase any additional common shares which represent tax withholding in respect of tax obligations on the vesting of performance based shares.
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
The following table shows the summary of repurchases made of the Company's preference shares during the three and six months ended June 30, 2021:

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Number of shares purchased	Average price of shares purchased	Number of shares purchased	Average price of shares purchased

Series A	822,104	$14.52	3,383,740	$14.79
Series C	646,817	14.17	2,675,778	14.54
Series D	433,623	14.22	2,457,519	14.53
Total	1,902,544	14.33	8,517,037	14.64

Total price paid (in millions)	$27.3		$124.7
Gain on purchase (in millions)	$18.7		$81.2
As of June 30, 2021, the Company had a remaining authorization of $25.3 million for preference share repurchases.

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
101.1
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL: (i) unaudited Condensed Consolidated Balance Sheets; (ii) unaudited Condensed Consolidated Statements of Income; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income; (iv) unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity; (v) unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
August 9, 2021		/s/ Lawrence F. Metz
Lawrence F. Metz President and Co-Chief Executive Officer

/s/ Patrick J. Haveron
Patrick J. Haveron Co-Chief Executive Officer and Chief Financial Officer