Form 10-Q
period 2021-09-30
Maiden Holdings, Ltd.
filed 2021-11-09
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File No. 001-34042
noteMAIDEN HOLDINGS, LTD.
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
Yes ☐ No ☒
As of November 4, 2021, the number of shares of the Registrant's Common Stock ($.01 par value) outstanding was 86,443,757.

INDEX

		Page
PART I - Financial Information
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020 (audited)	3

	Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2021 and 2020 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2021 and 2020 (unaudited)	5

	Condensed Consolidated Statements of Changes in Shareholders' Equity for the Three Months and Nine Months Ended September 30, 2021 and 2020 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37

Item 4.	Controls and Procedures	69

PART II - Other Information

Item 1.	Legal Proceedings	70

Item 1A.	Risk Factors	70

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3.	Defaults Upon Senior Securities	71

Item 4.	Mine Safety Disclosures	71

Item 5.	Other Information	71

Item 6.	Exhibits	71

	Signatures	72

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2021 - $757,835; 2020 - $1,163,923)	$772,427	$1,213,411
Equity securities, at fair value (cost 2021 - $1,000)	1,903	—
Equity method investments	75,050	39,886
Other investments	103,888	67,010
Total investments	953,268	1,320,307
Cash and cash equivalents	29,310	74,040
Restricted cash and cash equivalents	21,651	61,786
Accrued investment income	7,445	11,240
Reinsurance balances receivable, net (includes $17,794 from related parties in 2021)	19,788	5,777
Reinsurance recoverable on unpaid losses	561,627	592,571
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $37,354 and $45,732 from related parties in 2021 and 2020, respectively)	40,242	51,903
Funds withheld receivable (includes $603,734 and $603,093 from related parties in 2021 and 2020, respectively)	642,070	654,805
Other assets	11,642	8,051
Total assets	$2,455,018	$2,948,455
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,431,177 and $1,727,193 from related parties in 2021 and 2020, respectively)	$1,567,526	$1,893,299
Unearned premiums (includes $100,273 and $122,737 from related parties in 2021 and 2020, respectively)	110,071	144,271
Deferred gain on retroactive reinsurance	50,645	74,941
Liability for securities purchased	15,886	—
Accrued expenses and other liabilities (includes $52,503 and $35,719 from related parties in 2021 and 2020, respectively)	72,424	53,002
Senior notes - principal amount	262,500	262,500
Less: unamortized debt issuance costs	7,208	7,374
Senior notes, net	255,292	255,126
Total liabilities	2,071,844	2,420,639
Commitments and Contingencies
EQUITY
Preference shares	167,418	394,310
Common shares ($0.01 par value; 92,278,828 and 89,815,175 shares issued in 2021 and 2020, respectively; 86,443,757 and 84,801,161 shares outstanding in 2021 and 2020, respectively)	923	898
Additional paid-in capital	768,171	756,122
Accumulated other comprehensive (loss) income	(4,859)	23,857
Accumulated deficit	(514,512)	(615,837)
Treasury shares, at cost (5,835,071 and 5,014,014 shares in 2021 and 2020, respectively)	(33,967)	(31,534)
Total shareholders’ equity	383,174	527,816
Total liabilities and equity	$2,455,018	$2,948,455
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Gross premiums written	$6,821	$3,517	$7,865	$20,233
Net premiums written	$6,953	$3,031	$7,518	$17,493
Change in unearned premiums	8,077	21,274	32,588	59,335
Net premiums earned	15,030	24,305	40,106	76,828
Other insurance revenue	138	261	946	919
Net investment income	7,477	12,686	24,596	44,959
Net realized and unrealized (losses) gains on investment	(937)	4,287	8,013	24,200
Total other-than-temporary impairment losses	—	(962)	—	(2,468)
Total revenues	21,708	40,577	73,661	144,438
Expenses
Net loss and loss adjustment expenses	10,514	9,065	7,546	41,159
Commission and other acquisition expenses	6,313	9,651	19,154	29,778
General and administrative expenses	6,650	8,160	29,553	25,971
Interest and amortization expenses	4,832	4,832	14,495	14,493
Foreign exchange and other (gains) losses	(4,116)	6,536	(6,070)	634
Total expenses	24,193	38,244	64,678	112,035
(Loss) income before income taxes and interest in (loss) income of equity method investments	(2,485)	2,333	8,983	32,403
Less: income tax (benefit) expense	(155)	17	(363)	14
Add: Interest in (loss) income of equity method investments	(810)	(154)	4,912	(154)
Net (loss) income	(3,140)	2,162	14,258	32,235
Gain from repurchase of preference shares	6,004	—	87,168	—
Net income available to Maiden common shareholders	$2,864	$2,162	$101,426	$32,235
Basic and diluted earnings per share attributable to common shareholders	$0.03	$0.03	$1.17	$0.38
Weighted average number of common shares - basic	86,433,780	84,744,787	85,937,012	84,181,528
Adjusted weighted average number of common shares and assumed conversions - diluted	86,438,232	84,744,787	85,941,418	84,181,528

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(3,140)	$2,162	$14,258	$32,235
Other comprehensive (loss) income
Net unrealized holdings (losses) gains on fixed maturity investments arising during period	(10,539)	15,028	(27,864)	16,603
Net unrealized holdings losses on equity method investments arising during period	(4,078)	—	(7,497)	—
Adjustment for reclassification of net realized gains recognized in net income	(2,007)	(3,242)	(7,032)	(9,643)
Foreign currency translation adjustment	6,036	(6,998)	13,627	(10,821)
Other comprehensive (loss) income, before tax	(10,588)	4,788	(28,766)	(3,861)
Income tax benefit (expense) related to components of other comprehensive (loss) income	6	(32)	50	(18)
Other comprehensive (loss) income, after tax	(10,582)	4,756	(28,716)	(3,879)
Comprehensive (loss) income	$(13,722)	$6,918	$(14,458)	$28,356

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Preference shares - Series A, C and D
Beginning balance	$181,384	$465,000	$394,310	$465,000
Repurchase of Preference Shares – Series A	(3,384)	—	(87,978)	—
Repurchase of Preference Shares – Series C	(6,037)	—	(72,931)	—
Repurchase of Preference Shares – Series D	(4,545)	—	(65,983)	—
Ending balance	167,418	465,000	167,418	465,000
Common shares
Beginning balance	922	897	898	882
Issuance of common shares from vesting of stock based compensation	1	1	25	16
Ending balance	923	898	923	898
Additional paid-in capital
Beginning balance	767,452	752,896	756,122	751,327
Issuance of common shares from vesting of stock based compensation	(1)	(1)	(25)	(16)
Share-based compensation expense	253	429	4,568	2,013
Repurchase of Preference Shares	467	—	7,571	—
Cash settlement of restricted shares granted	—	—	(65)	—
Ending balance	768,171	753,324	768,171	753,324
Accumulated other comprehensive (loss) income
Beginning balance	5,723	9,201	23,857	17,836
Change in net unrealized (losses) gains on investment	(16,618)	11,754	(42,343)	6,942
Foreign currency translation adjustment	6,036	(6,998)	13,627	(10,821)
Ending balance	(4,859)	13,957	(4,859)	13,957
Accumulated deficit
Beginning balance	(517,376)	(665,721)	(615,837)	(695,794)
Cash settlement of restricted shares granted	—	—	(101)	—
Net (loss) income	(3,140)	2,162	14,258	32,235
Gain on repurchase of preference shares	6,004	—	87,168	—
Ending balance	(514,512)	(663,559)	(514,512)	(663,559)
Treasury shares
Beginning balance	(33,893)	(31,534)	(31,534)	(31,533)
Shares repurchased	(74)	—	(2,433)	(1)
Ending balance	(33,967)	(31,534)	(33,967)	(31,534)
Total shareholders' equity	$383,174	$538,086	$383,174	$538,086
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Nine Months Ended September 30,	2021	2020
Cash flows from operating activities
Net income	$14,258	$32,235
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and share-based compensation	7,798	6,318
Interest in (income) loss of equity method investments	(4,912)	154
Net realized and unrealized gains on investment	(8,013)	(24,200)
Total other-than-temporary impairment losses	—	2,468
Foreign exchange and other (gains) losses	(6,070)	634
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(12,039)	22,200
Reinsurance recoverable on unpaid losses	6,590	(7,334)
Accrued investment income	3,663	5,899
Deferred commission and other acquisition expenses	11,460	21,507
Funds withheld receivable	9,916	53,205
Other assets	(385)	(3,589)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(304,385)	(476,655)
Unearned premiums	(33,424)	(59,250)
Accrued expenses and other liabilities	15,793	(21,256)
Net cash used in operating activities	(299,750)	(447,664)
Cash flows from investing activities:
Purchases of fixed maturities	(208,969)	(355,966)
Purchases of other investments	(37,341)	(45,279)
Purchases of equity method investments	(42,551)	—
Proceeds from sales of fixed maturities	332,636	477,358
Proceeds from maturities, paydowns and calls of fixed maturities	294,878	451,380
Proceeds from sale and redemption of other investments	341	1,786
Proceeds from sale and redemption of equity method investments	4,802	—
Distributions from equity securities	441	—
Others, net	(31)	(602)
Net cash provided by investing activities	344,206	528,677
Cash flows from financing activities:
Repurchase of common shares	(2,433)	(1)
Repurchase of preference shares	(132,153)	—
Change in other liabilities due to bank overdraft	5,764	—
Cash settlement of restricted shares granted	(166)	—
Net cash used in financing activities	(128,988)	(1)
Effect of exchange rate changes on foreign currency cash, restricted cash and equivalents	(333)	1,605
Net (decrease) increase in cash, restricted cash and cash equivalents	(84,865)	82,617
Cash, restricted cash and cash equivalents, beginning of period	135,826	107,278
Cash, restricted cash and cash equivalents, end of period	$50,961	$189,895
Reconciliation of cash and restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$29,310	$91,721
Restricted cash and cash equivalents, end of period	21,651	98,174
Total cash, restricted cash and cash equivalents, end of period	$50,961	$189,895
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
Short-term income protection business is written on a primary basis by our wholly owned subsidiaries Maiden Life Försäkrings AB ("Maiden LF") and Maiden General Försäkrings AB ("Maiden GF") in the Scandinavian and Northern European markets. Insurance support services are provided to Maiden LF and Maiden GF by our wholly owned subsidiary services company, Maiden Global Holdings Ltd. (“Maiden Global”), which is also a licensed intermediary in the United Kingdom. Maiden Global had previously operated internationally by providing branded auto and credit life insurance products through insurer partners, particularly those in the European Union ("EU") and other global markets. These products also produced reinsurance programs which were underwritten by our wholly owned subsidiary Maiden Reinsurance Ltd. (“Maiden Reinsurance”).
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
While the Vermont Department of Financial Regulation ("Vermont DFR") is now the group supervisor for the Company, the re-domestication did not apply to the Parent Company which remains a Bermuda-based holding company. Securities issued by Maiden Holdings were not affected by the re-domestication of Maiden Reinsurance to Vermont. Concurrent with its re-domestication to Vermont on March 16, 2020, Maiden Holdings contributed as capital the remaining 65% of its ownership in Maiden Reinsurance to our wholly-owned subsidiary Maiden Holdings North America, Ltd. ("Maiden NA"). Maiden NA now owns 100% of Maiden Reinsurance in the aggregate.

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

2. Significant Accounting Policies
There have been no material changes to the significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 except for the following:
Recently Adopted Accounting Standards Updates
No new accounting standards have been recently adopted for the nine months ended September 30, 2021.
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
The guidance is effective for public business entities, excluding entities eligible to be smaller reporting companies ("SRCs") as defined by the SEC, for annual periods beginning after December 15, 2019, and interim periods therein. The guidance is effective for all other entities, including public entities eligible to be SRCs, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As of September 30, 2021, the Company qualified for SRC status, as determined on the last business day of its most recent second quarter, and is thus eligible to follow the reporting deadlines and effective dates applicable to SRCs. Therefore, Topic 326 will not be effective until fiscal year 2023. The Company continues to evaluate the impact of this guidance on its results of operations, financial condition and liquidity.

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
The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net income:

For the Three Months Ended September 30, 2021	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$5,684	$1,137	$6,821
Net premiums written	$5,816	$1,137	$6,953
Net premiums earned	$7,521	$7,509	$15,030
Other insurance revenue	138	—	138
Net loss and LAE	(554)	(9,960)	(10,514)
Commission and other acquisition expenses	(3,461)	(2,852)	(6,313)
General and administrative expenses	(1,583)	(407)	(1,990)
Underwriting income (loss)	$2,061	$(5,710)	(3,649)
Reconciliation to net loss
Net investment income and net realized and unrealized losses on investment			6,540
Interest and amortization expenses			(4,832)
Foreign exchange and other gains, net			4,116
Other general and administrative expenses			(4,660)
Income tax benefit			155
Interest in loss of equity method investments			(810)
Net loss			$(3,140)

Net loss and LAE ratio(1)	7.2%	132.6%	69.3%
Commission and other acquisition expense ratio(2)	45.2%	38.0%	41.6%
General and administrative expense ratio(3)	20.7%	5.4%	43.9%
Expense ratio(4)	65.9%	43.4%	85.5%
Combined ratio(5)	73.1%	176.0%	154.8%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Three Months Ended September 30, 2020	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$9,152	$(5,635)	$3,517
Net premiums written	$8,666	$(5,635)	$3,031
Net premiums earned	$11,323	$12,982	$24,305
Other insurance revenue	261	—	261
Net loss and LAE	(6,624)	(2,441)	(9,065)
Commission and other acquisition expenses	(4,204)	(5,447)	(9,651)
General and administrative expenses	(1,818)	(630)	(2,448)
Underwriting (loss) income	$(1,062)	$4,464	3,402
Reconciliation to net income
Net investment income and net realized and unrealized gains on investment			16,973
Total other-than-temporary impairment losses			(962)
Interest and amortization expenses			(4,832)
Foreign exchange and other losses, net			(6,536)
Other general and administrative expenses			(5,712)
Income tax expense			(17)
Interest in loss from equity method investments			(154)
Net income			$2,162

Net loss and LAE ratio(1)	57.2%	18.8%	36.9%
Commission and other acquisition expense ratio(2)	36.3%	42.0%	39.3%
General and administrative expense ratio(3)	15.7%	4.8%	33.2%
Expense ratio(4)	52.0%	46.8%	72.5%
Combined ratio(5)	109.2%	65.6%	109.4%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Nine Months Ended September 30, 2021	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$10,947	$(3,082)	$7,865
Net premiums written	$10,600	$(3,082)	$7,518
Net premiums earned	$20,723	$19,383	$40,106
Other insurance revenue	946	—	946
Net loss and LAE	(3,216)	(4,330)	(7,546)
Commission and other acquisition expenses	(11,668)	(7,486)	(19,154)
General and administrative expenses	(6,190)	(1,785)	(7,975)
Underwriting income	$595	$5,782	6,377
Reconciliation to net income
Net investment income and net realized and unrealized gains on investment			32,609
Interest and amortization expenses			(14,495)
Foreign exchange and other gains, net			6,070
Other general and administrative expenses			(21,578)
Income tax benefit			363
Interest in income from equity method investments			4,912
Net income			$14,258

Net loss and LAE ratio(1)	14.8%	22.3%	18.4%
Commission and other acquisition expense ratio(2)	53.9%	38.6%	46.6%
General and administrative expense ratio(3)	28.6%	9.2%	72.0%
Expense ratio(4)	82.5%	47.8%	118.6%
Combined ratio(5)	97.3%	70.1%	137.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Nine Months Ended September 30, 2020	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$30,573	$(10,340)	$20,233
Net premiums written	$27,591	$(10,098)	$17,493
Net premiums earned	$35,381	$41,447	$76,828
Other insurance revenue	919	—	919
Net loss and LAE	(19,703)	(21,456)	(41,159)
Commission and other acquisition expenses	(13,557)	(16,221)	(29,778)
General and administrative expenses	(5,177)	(1,941)	(7,118)
Underwriting (loss) income	$(2,137)	$1,829	(308)
Reconciliation to net income
Net investment income and net realized and unrealized gains on investment			69,159
Total other-than-temporary impairment losses			(2,468)
Interest and amortization expenses			(14,493)
Foreign exchange and other losses, net			(634)
Other general and administrative expenses			(18,853)
Income tax expense			(14)
Interest in loss from equity method investments			(154)
Net income			$32,235

Net loss and LAE ratio(1)	54.3%	51.8%	52.9%
Commission and other acquisition expense ratio(2)	37.3%	39.1%	38.3%
General and administrative expense ratio(3)	14.3%	4.7%	33.4%
Expense ratio(4)	51.6%	43.8%	71.7%
Combined ratio(5)	105.9%	95.6%	124.6%

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

The following tables summarize the financial position of the Company's reportable segments including the reconciliation to the Company's consolidated total assets at September 30, 2021 and December 31, 2020:

September 30, 2021	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$128,023	$1,936,587	$2,064,610
Corporate assets	—	—	390,408
Total Assets	$128,023	$1,936,587	$2,455,018

December 31, 2020	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$156,380	$2,329,377	$2,485,757
Corporate assets	—	—	462,698
Total Assets	$156,380	$2,329,377	$2,948,455

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the three and nine months ended September 30, 2021 and 2020:

For the Three Months Ended September 30,	2021	2020
Net premiums written	Total	Total
Diversified Reinsurance
International	$5,816	$8,757
Other	—	(91)
Total Diversified Reinsurance	5,816	8,666
AmTrust Reinsurance
Small Commercial Business	(1,309)	(2,123)
Specialty Program	22	(209)
Specialty Risk and Extended Warranty	2,424	(3,303)
Total AmTrust Reinsurance	1,137	(5,635)
Total Net Premiums Written	$6,953	$3,031

For the Nine Months Ended September 30,	2021	2020
Net premiums written	Total	Total
Diversified Reinsurance
International	$10,600	$27,627
Other	—	(36)
Total Diversified Reinsurance	10,600	27,591
AmTrust Reinsurance
Small Commercial Business	(5,381)	(8,517)
Specialty Program	(7)	268
Specialty Risk and Extended Warranty	2,306	(1,849)
Total AmTrust Reinsurance	(3,082)	(10,098)
Total Net Premiums Written	$7,518	$17,493

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables set forth financial information relating to net premiums earned by major line of business and reportable segment for the three and nine months ended September 30, 2021 and 2020:

For the Three Months Ended September 30,	2021		2020
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$7,521	50.0%	$11,414	47.0%
Other	—	—%	(91)	(0.4)%
Total Diversified Reinsurance	7,521	50.0%	11,323	46.6%
AmTrust Reinsurance
Small Commercial Business	(1,227)	(8.1)%	(1,921)	(7.9)%
Specialty Program	28	0.2%	(190)	(0.8)%
Specialty Risk and Extended Warranty	8,708	57.9%	15,093	62.1%
Total AmTrust Reinsurance	7,509	50.0%	12,982	53.4%
Total Net Premiums Earned	$15,030	100.0%	$24,305	100.0%

For the Nine Months Ended September 30,	2021		2020
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$20,723	51.7%	$35,417	46.1%
Other	—	—%	(36)	—%
Total Diversified Reinsurance	20,723	51.7%	35,381	46.1%
AmTrust Reinsurance
Small Commercial Business	(5,073)	(12.6)%	(8,094)	(10.6)%
Specialty Program	12	—%	311	0.4%
Specialty Risk and Extended Warranty	24,444	60.9%	49,230	64.1%
Total AmTrust Reinsurance	19,383	48.3%	41,447	53.9%
Total Net Premiums Earned	$40,106	100.0%	$76,828	100.0%

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
a)Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of fixed maturities at September 30, 2021 and December 31, 2020 are as follows:

September 30, 2021	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$73,485	$16	$(7)	$73,494
U.S. agency bonds – mortgage-backed	117,205	3,915	(103)	121,017
Non-U.S. government bonds	3,164	187	—	3,351
Asset-backed securities	204,601	930	(2,693)	202,838
Corporate bonds	359,380	17,787	(5,440)	371,727
Total fixed maturity investments	$757,835	$22,835	$(8,243)	$772,427

December 31, 2020	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$94,468	$34	$—	$94,502
U.S. agency bonds – mortgage-backed	272,124	9,439	(126)	281,437
Non-U.S. government bonds	8,641	1,067	—	9,708
Asset-backed securities	184,227	1,611	(406)	185,432
Corporate bonds	604,463	40,904	(3,035)	642,332
Total fixed maturity investments	$1,163,923	$53,055	$(3,567)	$1,213,411
The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2021	Amortized cost	Fair value
Due in one year or less	$21,963	$21,332
Due after one year through five years	359,840	371,112
Due after five years through ten years	46,895	48,907
Due after ten years	7,331	7,221
	436,029	448,572
U.S. agency bonds – mortgage-backed	117,205	121,017
Asset-backed securities	204,601	202,838
Total fixed maturity investments	$757,835	$772,427
The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2021	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bonds	$14,491	$(7)	$—	$—	$14,491	$(7)
U.S. agency bonds – mortgage-backed	5,076	(103)	—	—	5,076	(103)
Asset-backed securities	97,887	(2,644)	7,052	(49)	104,939	(2,693)
Corporate bonds	52,643	(2,140)	37,811	(3,300)	90,454	(5,440)
Total temporarily impaired fixed maturities	$170,097	$(4,894)	$44,863	$(3,349)	$214,960	$(8,243)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
At September 30, 2021, there were 55 securities in an unrealized loss position with a fair value of $214,960 and unrealized losses of $8,243. Of these securities, there were 14 securities that have been in an unrealized loss position for twelve months or greater with a fair value of $44,863 and unrealized losses of $3,349.

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
Other-than-temporarily impaired
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At September 30, 2021, we determined that unrealized losses on fixed maturities were primarily due to changes in interest rates as well as the impact of foreign exchange rate changes on certain foreign currency denominated fixed maturities since their date of purchase. All fixed maturity securities continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed maturity securities that the Company does not plan to sell and for which we are not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on analysis, our fixed maturity portfolio is of high credit quality and we believe the amortized cost basis of the securities will ultimately be recovered. The Company continually monitors the credit quality of the fixed maturity investments to assess if it is probable that it will receive contractual or estimated cash flows in the form of principal and interest. For the three and nine months ended September 30, 2020, the Company recognized $962 and $2,468 in OTTI charges in earnings on two and four fixed maturity securities, respectively. There was no impairment recorded for the three and nine months ended September 30, 2021, respectively.
The following tables summarize the credit ratings of our fixed maturities as at September 30, 2021 and December 31, 2020:

September 30, 2021	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$73,485	$73,494	9.5%
U.S. agency bonds	117,205	121,017	15.7%
AAA	164,531	162,669	21.1%
AA+, AA, AA-	46,558	46,895	6.1%
A+, A, A-	154,064	157,560	20.4%
BBB+, BBB, BBB-	180,351	187,670	24.2%
BB+ or lower	21,641	23,122	3.0%
Total fixed maturities (1)	$757,835	$772,427	100.0%

December 31, 2020	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$94,468	$94,502	7.8%
U.S. agency bonds	272,124	281,437	23.2%
AAA	96,453	97,515	8.0%
AA+, AA, AA-	114,751	118,534	9.8%
A+, A, A-	265,725	281,364	23.2%
BBB+, BBB, BBB-	274,406	292,493	24.1%
BB+ or lower	45,996	47,566	3.9%
Total fixed maturities(1)	$1,163,923	$1,213,411	100.0%
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
Other investments
The table shows the composition of the Company's other investments as at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Carrying value	% of Total	Carrying value	% of Total
Other privately held investments	$44,351	42.7%	$26,094	38.9%
Private credit funds	15,149	14.6%	1,301	1.9%
Private equity funds	4,643	4.4%	3,044	4.6%
Total other investments at fair value	64,143	61.7%	30,439	45.4%
Investments in direct lending entities (at cost)	39,745	38.3%	36,571	54.6%
Total other investments	$103,888	100.0%	$67,010	100.0%
The Company's investments in direct lending entities of $39,745 at September 30, 2021 (December 31, 2020 - $36,571) are carried at cost less impairment, if any, with any indication of impairment recognized in income when determined. Please see "Note 5(d) - Fair Value Measurements" for additional information regarding this investment.
The Company's unfunded commitments on other investments held at September 30, 2021 and December 31, 2020 were:

	September 30, 2021		December 31, 2020
	Fair Value	% of Total	Fair Value	% of Total
Private credit funds	$30,191	45.4%	$33,584	53.0%
Investments in direct lending entities	16,520	24.9%	19,823	31.3%
Other privately held investments	10,463	15.8%	9,580	15.2%
Private equity funds	9,257	13.9%	326	0.5%
Total unfunded commitments on other investments	$66,431	100.0%	$63,313	100.0%
Equity Method Investments
The equity method investments include hedge fund investments, real estate investments and other investments. The table below shows the carrying value of the Company's equity method investments at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
Hedge fund investments	$31,221	41.6%	$29,435	73.8%
Real estate investments	42,551	56.7%	—	—%
Other investments	1,278	1.7%	10,451	26.2%
Total equity method investments	$75,050	100.0%	$39,886	100.0%
The equity method investments above include limited partnerships which are variable interests issued by variable interest entities ("VIEs"). The Company does not have the power to direct the activities that are most significant to the economic performance of these VIEs therefore the Company is not the primary beneficiary of these VIEs. The Company is deemed to have limited influence over the operating and financial policies of the investee and accordingly these investments are reported under the equity method of accounting. In applying the equity method of accounting, the investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the investee's net income or loss.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Generally, the maximum exposure to loss on these interests is limited to the amount of commitment made by the Company. However, certain of the Company's equity method investments are related to real estate joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the ownership of income-producing properties. In certain of these joint ventures, the Company has provided certain indemnities, guarantees and commitments to certain parties such that it may be required to make payments now or in the future and are more fully described (as applicable) in "Note 11 - Commitments, Contingencies and Guarantees" in these financial statements. The Company's remaining unfunded commitments on equity method investments as at September 30, 2021 was $26,949.
c)Net Investment Income
Net investment income was derived from the following sources for the three and nine months ended September 30, 2021 and 2020, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed maturities	$4,449	$7,647	$15,535	$29,933
Income on funds withheld	2,708	3,981	7,928	11,843
Interest income from loan to related party	885	886	2,611	3,111
Cash and cash equivalents and other investments	377	548	613	1,203
	8,419	13,062	26,687	46,090
Investment expenses	(942)	(376)	(2,091)	(1,131)
Net investment income	$7,477	$12,686	$24,596	$44,959
d) Net Realized and Unrealized Gains (Losses) on Investment
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized and unrealized gains (losses) on investment included in the Condensed Consolidated Statements of Income:

For the Three Months Ended September 30, 2021	Gross gains	Gross losses	Net
Fixed maturities	$1,890	$(99)	$1,791
Equity securities	—	(3,002)	(3,002)
Other investments	396	(122)	274
Net realized and unrealized gains (losses) on investment	$2,286	$(3,223)	$(937)

For the Three Months Ended September 30, 2020	Gross gains	Gross losses	Net
Fixed maturities	$3,948	$—	$3,948
Other investments	339	—	339
Net realized and unrealized gains on investment	$4,287	$—	$4,287

For the Nine Months Ended September 30, 2021	Gross gains	Gross losses	Net
AFS fixed maturities	$6,137	$(343)	$5,794
Equity securities	4,957	(3,613)	1,344
Other investments	1,022	(147)	875
Net realized and unrealized gains (losses) on investment	$12,116	$(4,103)	$8,013

For the Nine Months Ended September 30, 2020	Gross gains	Gross losses	Net
AFS fixed maturities	$23,939	$(1)	$23,938
Other investments	446	(184)	262
Net realized and unrealized gains (losses) on investment	$24,385	$(185)	$24,200

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Realized gains and losses from equity securities detailed in the table above include both sales of securities and unrealized gains and losses from fair value changes. The unrealized gains recognized in net income for the three and nine months ended September 30, 2021 and 2020 for investments still held at September 30, 2021 and 2020, respectively, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net (losses) gains recognized for equity securities during the period	$(3,002)	$—	$1,344	$—
Less: Net gains recognized for equity securities divested during the period	—	—	(441)	—
Unrealized (losses) gains recognized for equity securities still held at reporting date	$(3,002)	$—	$903	$—
Proceeds from sales of fixed maturities were $126,282 and $332,636 for the three and nine months ended September 30, 2021, respectively (2020 - $71,857 and $477,358, respectively).
Net unrealized gains on investments in AOCI was as follows at September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021	December 31, 2020
Fixed maturities	$14,592	$49,488
Equity method investments	(7,497)	—
Total net unrealized gains	7,095	49,488
Deferred income tax	(81)	(131)
Net unrealized gains, net of deferred income tax	$7,014	$49,357
Change, net of deferred income tax	$(42,343)	$27,361
e)Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities.
The fair values of these restricted assets were as follows at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Restricted cash – third party agreements	$20,457	$20,547
Restricted cash – related party agreements	1,194	41,239
Total restricted cash	21,651	61,786
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2021 – $61,294; 2020 – $63,253)	61,299	63,281
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2021 – $615,149; 2020 – $913,466)	627,226	954,988
Restricted investments – liability for investments purchased and other liabilities for related party agreements	(14,335)	—
Total restricted investments	674,190	1,018,269
Total restricted cash and investments	$695,841	$1,080,055

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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments that are measured at fair value on a recurring basis held at September 30, 2021 and December 31, 2020.
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
Other investments — Includes unquoted investments comprised of the following investments:
•Privately held investments: These are direct equity investments in common and preferred stock of privately held entities. The fair values are estimated using quarterly financial statements and/or recent private market transactions and thus included under Level 3 of the fair value hierarchy due to unobservable market data used for valuation. These investments are also comprised of investments in insurtech and other insurance focused companies. The fair value of these start-up insurance entities are determined using recent private market transactions where applicable and included in the Level 3 fair value hierarchy due to unobservable market data used for valuation.
•Private credit funds: These are privately held equity investments in common stock of entities that lend money valued using the most recently available or quarterly net asset value ("NAV") statements as provided by the external fund manager or third-party administrator and therefore measured using the NAV as a practical expedient.
•Private equity funds: These are comprised of private equity funds, private equity co-investments with sponsoring entities and investments in real estate limited partnerships and joint ventures. The fair value is estimated based on the most recently available NAV as advised by the external fund manager or third-party administrator. The fair values are therefore measured using the NAV as a practical expedient.

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
At September 30, 2021 and December 31, 2020, the Company classified financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$73,494	$—	$—	$—	$73,494
U.S. agency bonds – mortgage-backed	—	121,017	—	—	121,017
Non-U.S. government bonds	—	3,351	—	—	3,351
Asset-backed securities	—	202,838	—	—	202,838
Corporate bonds	—	371,727	—	—	371,727
Equity investments	1,903	—	—	—	1,903
Other investments	—	—	29,344	34,799	64,143
Total	$75,397	$698,933	$29,344	$34,799	$838,473
As a percentage of total assets	3.1%	28.5%	1.2%	1.4%	34.2%

December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$94,502	$—	$—	$—	$94,502
U.S. agency bonds – mortgage-backed	—	281,437	—	—	281,437
Non-U.S. government bonds	—	9,708	—	—	9,708
Asset-backed securities	—	185,432	—	—	185,432
Corporate bonds	—	642,332	—	—	642,332
Other investments	—	—	26,094	4,345	30,439
Total	$94,502	$1,118,909	$26,094	$4,345	$1,243,850
As a percentage of total assets	3.2%	37.9%	0.9%	0.1%	42.1%
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
The Pricing Service was utilized to estimate fair value measurements for 99.2% and 99.1% of our fixed maturities at September 30, 2021 and December 31, 2020, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At September 30, 2021 and December 31, 2020, approximately 0.8% and 0.9%, respectively, of our fixed maturities were valued using the market approach. At September 30, 2021, one security or $6,444 (2020 - two securities or $10,809) of fixed maturities classified as Level 2 were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At September 30, 2021 and December 31, 2020, the Company has not adjusted any pricing provided to it based on the review performed by its investment managers.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
During the nine months ended September 30, 2021, the Company transferred its equity investment in an insurtech start-up company focused on technological advancement in the automobile insurance industry out of Level 3 within the fair value hierarchy and into Level 1 due to the recent completion of its initial public offering. There were no transfers to or from Level 3 during the nine months ended September 30, 2020.
(c) Level 3 Financial Instruments
At September 30, 2021, the Company holds Level 3 financial instruments of $29,344 (December 31, 2020 - $26,094) which includes privately held equity investments in common stock and preferred stock. The fair value of these investments are estimated using quarterly unaudited financial statements or recent private market transactions, where applicable. Due to significant unobservable inputs in these valuations, the Company classifies their fair values as Level 3 within the fair value hierarchy.
The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at September 30, 2021:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Other privately held investments	$27,544	Quarterly financial statements	Estimated maturity dates	1.0 years	to	3.0 years
Other privately held investments	1,800	Recent market transactions	Liquidity discount rates
Total Level 3 investments	$29,344
The following table shows the reconciliation of the beginning and ending balances for other investments measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2021 and 2020. The Company includes any related interest and dividend income in net investment income and thus are excluded from the reconciliation in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Balance - beginning of period	$29,344	$2,800	$26,094	$1,800
Purchases	—	—	4,250	1,000
Transfers out of Level 3	—	—	(1,000)	—
Total Level 3 investments - end of period	$29,344	$2,800	$29,344	$2,800

(d) Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried, at fair value, except for certain financial instruments related to insurance contracts.
At September 30, 2021, the carrying values of cash and cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable, loan to related party, liability for securities purchased and certain other assets and liabilities approximate fair values due to their inherent short duration. As these financial instruments are not actively traded, their fair values are classified as Level 2.
The investments made by direct lending entities are carried at cost less impairment, if any, which approximates fair value. The fair value estimates of these investments are not based on observable market data and, as a result, are classified as Level 3.
The fair values of the Senior Notes (as defined in "Note 7 - Long-Term Debt") are based on indicative market pricing obtained from a third-party pricing service which uses observable market inputs, and therefore the fair values of these liabilities are classified as Level 2. The following table presents the respective carrying value and fair value for the Senior Notes as at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes - MHLA – 6.625%	$110,000	$97,680	$110,000	$90,772
Senior Notes - MHNC – 7.75%	152,500	149,267	152,500	132,126
Total Senior Notes	$262,500	$246,947	$262,500	$222,898

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Shareholders' Equity
a)Common Shares
At September 30, 2021, the aggregate authorized share capital of the Company is 150,000,000 shares from which 92,278,828 common shares were issued, of which 86,443,757 common shares are outstanding, and 18,600,000 preference shares were issued, all of which are outstanding. The remaining 39,121,172 shares are undesignated at September 30, 2021. Excluding the preference shares held by Maiden Reinsurance, a total of 6,696,732 preference shares are held by non-affiliates.
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
The following table shows the summary of repurchases made of the Company's preference shares pursuant to the 2021 Preference Share Repurchase Program during the three and nine months ended September 30, 2021:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Number of shares purchased	Average price of shares purchased	Number of shares purchased	Average price of shares purchased

Series A	135,353	$13.51	3,519,093	$14.74
Series C	241,466	13.42	2,917,244	14.44
Series D	181,817	13.34	2,639,336	14.45
Total	558,636	13.42	9,075,673	14.56

Total price paid	$7,495		$132,153
Gain on purchase	$6,004		$87,168
The following table shows the summary of changes for the Company's preference shares outstanding at September 30, 2021:

	Series A	Series C	Series D	Total
Outstanding shares issued by Maiden Holdings	6,000,000	6,600,000	6,000,000	18,600,000

Shares held by Maiden Reinsurance - December 31, 2020	545,218	1,203,466	1,078,911	2,827,595
Shares purchased by Maiden Reinsurance during the three months ended March 31, 2021	2,561,636	2,028,961	2,023,896	6,614,493
Shares purchased by Maiden Reinsurance during the three months ended June 30, 2021	822,104	646,817	433,623	1,902,544
Shares purchased by Maiden Reinsurance during the three months ended September 30, 2021	135,353	241,466	181,817	558,636
Total shares held by Maiden Reinsurance - September 30, 2021	4,064,311	4,120,710	3,718,247	11,903,268
Total shares held by non-affiliates - September 30, 2021	1,935,689	2,479,290	2,281,753	6,696,732
Percentage held by Maiden Reinsurance - September 30, 2021	67.7%	62.4%	62.0%	64.0%
The Company has a remaining authorization of $17,847 for preference share repurchases at September 30, 2021. For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
The Company has continued to repurchase preference shares subsequent to September 30, 2021 pursuant to a Rule 10b5-1 plan. Please see "Note 14. Subsequent Events" for details.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
6. Shareholders' Equity (continued)
c)Treasury Shares
During the three months ended September 30, 2021, the Company repurchased a total of 21,509 common shares at an average price per share of $3.43 from employees, which represent withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares. During the nine months ended September 30, 2021, the Company repurchased a total of 821,057 (2020 - 834) common shares at an average price per share of $2.96 (2020 - $1.13) from employees, which represent withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares. There were no such repurchases during the three months ended September 30, 2020.
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common shares from time to time at market prices. The Company has a remaining authorization of $74,245 for common share repurchases at September 30, 2021 (December 31, 2020 - $74,245). No repurchases were made during the three and nine months ended September 30, 2021 and 2020 under the common share repurchase plan.
d)Accumulated Other Comprehensive Income
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended September 30, 2021	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$23,632	$(17,909)	$5,723
Other comprehensive (loss) income before reclassifications	(14,611)	6,036	(8,575)
Amounts reclassified from AOCI to net income, net of tax	(2,007)	—	(2,007)
Net current period other comprehensive (loss) income	(16,618)	6,036	(10,582)
Ending balance, Maiden shareholders	$7,014	$(11,873)	$(4,859)

For the Three Months Ended September 30, 2020	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$17,184	$(7,983)	$9,201
Other comprehensive income (loss) before reclassifications	14,996	(6,998)	7,998
Amounts reclassified from AOCI to net income, net of tax	(3,242)	—	(3,242)
Net current period other comprehensive income (loss)	11,754	(6,998)	4,756
Ending balance, Maiden shareholders	$28,938	$(14,981)	$13,957
For the Nine Months Ended September 30, 2021	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$49,357	$(25,500)	$23,857
Other comprehensive (loss) income before reclassifications	(35,311)	13,627	(21,684)
Amounts reclassified from AOCI to net income, net of tax	(7,032)	—	(7,032)
Net current period other comprehensive (loss) income	(42,343)	13,627	(28,716)
Ending balance, Maiden shareholders	$7,014	$(11,873)	$(4,859)
For the Nine Months Ended September 30, 2020	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$21,996	$(4,160)	$17,836
Other comprehensive income (loss) before reclassifications	16,585	(10,821)	5,764
Amounts reclassified from AOCI to net income, net of tax	(9,643)	—	(9,643)
Net current period other comprehensive income (loss)	6,942	(10,821)	(3,879)
Ending balance, Maiden shareholders	$28,938	$(14,981)	$13,957

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Long-Term Debt
Senior Notes
At September 30, 2021 and December 31, 2020, both Maiden Holdings and its wholly owned subsidiary, Maiden NA, had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") and 2013 ("2013 Senior Notes"), respectively (collectively "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following tables detail the issuances of Senior Notes outstanding at September 30, 2021 and December 31, 2020:

September 30, 2021	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,476	3,732	7,208
Carrying value	$106,524	$148,768	$255,292

December 31, 2020	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,516	3,858	7,374
Carrying value	$106,484	$148,642	$255,126

Other details:
Original debt issuance costs	$3,715	$5,054
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%
The interest expense incurred on the Senior Notes for the three and nine months ended September 30, 2021 was $4,776 and $14,329, respectively, (2020 - $4,777 and $14,330, respectively), of which $1,342 was accrued at both September 30, 2021 and December 31, 2020, respectively. The issuance costs related to the Senior Notes were capitalized and are being amortized over the effective life of the Senior Notes. The amortization expense for the three and nine months ended September 30, 2021 was $56 and $166, respectively (2020 - $55 and $163, respectively).
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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the nine months ended September 30, 2021 and 2020 was as follows:

For the Nine Months Ended September 30,	2021	2020
Premiums written
Direct	$16,181	$14,718
Assumed	(8,316)	5,515
Ceded	(347)	(2,740)
Net	$7,518	$17,493
Premiums earned
Direct	$17,186	$14,630
Assumed	24,103	64,853
Ceded	(1,183)	(2,655)
Net	$40,106	$76,828
Loss and LAE
Gross loss and LAE	$6,132	$54,845
Loss and LAE ceded	1,414	(13,686)
Net	$7,546	$41,159
The Company's reinsurance recoverable on unpaid losses balance as at September 30, 2021 was $561,627 (December 31, 2020 - $592,571) presented in the Condensed Consolidated Balance Sheets. At September 30, 2021 and December 31, 2020, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $62,813 at September 30, 2021 (December 31, 2020 - $67,972).
On July 31, 2019, Maiden Reinsurance and Cavello entered into a Loss Portfolio Transfer and Adverse Development Cover Agreement (the "LPT/ADC Agreement") pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2,178,535 retention up to $600,000, in exchange for a retrocession premium of $445,000. The $2,178,535 retention is subject to adjustment for paid losses subsequent to December 31, 2018. The LPT/ADC Agreement provides Maiden Reinsurance with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445,000 are recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. The amount of the deferral is recalculated each period based on loss payments and updated estimates. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. As of September 30, 2021, the reinsurance recoverable on unpaid losses under the retroactive reinsurance agreement was $495,645 while the deferred gain liability was $50,645 (December 31, 2020 - $519,941 and $74,941, respectively). Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
Cavello provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement. Cavello is subject to additional collateral funding requirements as explained in "Note 10. Related Party Transactions". As of September 30, 2021, the amount of collateral required was $403,627. Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar, has credit ratings of BBB from both Standard & Poor's and Fitch Ratings at September 30, 2021.

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

	September 30, 2021	December 31, 2020
Reserve for reported loss and LAE	$864,935	$998,691
Reserve for losses incurred but not reported ("IBNR")	702,591	894,608
Reserve for loss and LAE	$1,567,526	$1,893,299
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Nine Months Ended September 30,	2021	2020
Gross loss and LAE reserves, January 1	$1,893,299	$2,439,907
Less: reinsurance recoverable on unpaid losses, January 1	592,571	623,422
Net loss and LAE reserves, January 1	1,300,728	1,816,485
Net incurred losses related to:
Current year	31,259	48,988
Prior years	(23,713)	(7,829)
	7,546	41,159
Net paid losses related to:
Current year	(17,137)	(5,253)
Prior years	(288,202)	(519,864)
	(305,339)	(525,117)
Retroactive reinsurance adjustment	24,296	32,955
Effect of foreign exchange rate movements	(21,332)	11,914
Net loss and LAE reserves, September 30	1,005,899	1,377,396
Reinsurance recoverable on unpaid losses, September 30	561,627	597,677
Gross loss and LAE reserves, September 30	$1,567,526	$1,975,073
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years. The favorable or unfavorable development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. During the three and nine months ended September 30, 2021, the Company recognized net favorable prior year loss development of $5,352 and $23,713, respectively (2020 - favorable $7,236 and $7,829, respectively).
In the Diversified Reinsurance segment, net favorable prior year loss development was $1,676 and $2,613, respectively, for the three and nine months ended September 30, 2021 (2020 - adverse $483 and $312, respectively). Prior year loss development for the three and nine months ended September 30, 2021 was due to favorable reserve development in German Auto Programs, European Capital Solutions and other runoff business. The adverse prior year loss development for the three and nine months ended September 30, 2020 was primarily due to adverse reserve development in European Capital Solutions.
In the AmTrust Reinsurance segment, the net favorable prior year loss development was $3,676 and $21,100, respectively, for the three and nine months ended September 30, 2021 (2020 - favorable $7,719 and $8,141, respectively). The net favorable prior year loss development for the three and nine months ended September 30, 2021 was primarily due to favorable prior year

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
Note 9. Reserve for Loss and Loss Adjustment Expenses (continued)
development in Workers Compensation and Commercial Auto Liability partly offset by adverse development in Hospital Liability. The net favorable prior year loss development for the three and nine months ended September 30, 2020 was primarily due to favorable development in Workers Compensation partly offset by adverse development within Commercial Auto and General Liability programs.
Retroactive reinsurance adjustment of $24,296 represents the decrease in reinsurance recoverable on unpaid losses under the LPT/ADC Agreement with Cavello that was recognized in the nine months ended September 30, 2021 (2020 - $32,955) in the reconciliation of our beginning and ending gross and net loss and LAE reserves presented above. It reflects the corresponding decrease in the deferred gain on retroactive reinsurance for favorable development on reserves covered under the LPT/ADC Agreement of $24,296 during the nine months ended September 30, 2021 (2020 - $9,250). This adjustment also includes the Workers Compensation commuted losses of $23,705 during the nine months ended September 30, 2020. The deferred gain on retroactive reinsurance represents the cumulative adverse development under the AmTrust Quota Share covered under the LPT/ADC Agreement at September 30, 2021 and December 31, 2020. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.

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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Condensed Consolidated Income Statements for the three and nine months ended September 30, 2021 and 2020, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Gross and net premiums written	$1,137	$(5,635)	$(3,082)	$(10,340)
Net premiums earned	7,509	12,981	19,383	41,205
Net loss and LAE	(9,960)	(2,441)	(4,330)	(21,456)
Commission and other acquisition expenses	(2,852)	(5,447)	(7,486)	(16,221)
Collateral provided to AmTrust
a) AmTrust Quota Share
To provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of AmTrust's insurance subsidiaries, established trust accounts ("Trust Accounts") for their benefit. Maiden Reinsurance has provided appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral which can include (a) assets loaned by Maiden Reinsurance to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Reinsurance for deposit into the Trust Accounts, or (c) a letter of credit obtained by Maiden Reinsurance and delivered to an AmTrust subsidiary on AII's behalf. Maiden Reinsurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Reinsurance's proportionate share of its obligations under the AmTrust Quota Share. Maiden Reinsurance satisfied its collateral requirements under the AmTrust Quota Share with AII as follows:
•by lending funds of $167,975 at September 30, 2021 and December 31, 2020 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. Interest income on the loan was $885 and $2,611 for the three and nine months ended September 30, 2021, respectively (2020 - $886 and $3,111, respectively) and the effective yield was 2.1% and 2.1% for the same respective periods (2020 - 2.1% and 2.5%, respectively).
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral at September 30, 2021 was $328,891 (December 31, 2020 - $666,879) and the accrued interest was $1,893 (December 31, 2020 - $3,048). Please refer to "Note 4. (e) Investments" for additional information;
•on January 11, 2019, a portion of the existing Trust Accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred $575,000 to AmTrust as a funds withheld receivable which currently has an annual interest rate of 1.8%, subject to annual adjustment. The annual interest rate was 2.65% for the duration of 2020. At September 30, 2021, the funds withheld balance was $575,000 (December 31, 2020 - $575,000) and the accrued interest was $2,609 (December 31, 2020 - $3,845). The interest income on the funds withheld receivable was $2,609 and $7,741 for the three and nine months ended September 30, 2021, respectively (2020 - $3,845 and $11,451, respectively).
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
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of the collateral held in reinsurance trust accounts at September 30, 2021 was $286,118 (December 31, 2020 - $318,063) and the accrued interest was $1,577 (December 31, 2020 - $2,283). For AIU DAC, the Company utilizes funds withheld to satisfy its collateral requirements. At September 30, 2021, the amount of funds withheld was $28,734 (December 31, 2020 - $28,093) and the accrued interest was $107 (December 31, 2020 - $318). AIU DAC pays Maiden Reinsurance a fixed annual interest rate of 0.5% on the average daily funds withheld balance which is subject to annual adjustment. The interest income on the funds withheld receivable was $37 and $111 for the three and nine months ended September 30, 2021, respectively (2020 - $64 and $262, respectively).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
Brokerage Agreement
Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provided brokerage services relating to the AmTrust Quota Share and the European Hospital Liability Quota Share for a fee equal to 1.25% of the premium assumed. AIIB was not the Company's exclusive broker. The brokerage agreement was terminated as of March 15, 2019. Maiden Reinsurance recorded $94 and $242 of reinsurance brokerage expense for the three and nine months ended September 30, 2021, respectively (2020 - $162 and $515, respectively) and deferred reinsurance brokerage of $1,253 at September 30, 2021 (December 31, 2020 - $1,534) as a result of this agreement.
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $196 and $690 of investment management fees for the three and nine months ended September 30, 2021, respectively (2020 - $321 and $1,071, respectively) under this agreement.
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
The fee for this agreement was an initial $100 retainer for re-domestication services paid in 2019 and $100 annually with reimbursement for reasonable out-of-pocket expenses incurred by Risk Services pursuant to the terms of the agreement. The Company recorded $25 and $75 of fees for the three and nine months ended September 30, 2021 and 2020, respectively.
683 Capital Partners, LP (“683 Partners”)
At September 30, 2021, 683 Partners and its affiliates own or control approximately 6.8% of the outstanding common shares of the Company. 683 Partners and its affiliates are not related parties as defined in ASC 850: Related Party Disclosures.
Limited Partnership Agreement with 683 Capital Management, LLC ("683 Capital")
In July 2020, the Company and 683 Capital entered into a limited partnership agreement (“683 LP Agreement”) whereby 683 Capital will separately manage certain funds of Maiden Reinsurance at its discretion, subject to guidelines established by the parties. Under the 683 LP Agreement, Maiden Reinsurance will pay 683 Capital a management fee and subject to certain metrics agreed to by the parties, an incentive fee upon attainment of those metrics. Maiden Reinsurance may periodically and in its discretion increase the amount invested under the 683 LP Agreement, and subject to certain conditions, reduce the amount invested under the 683 LP Agreement. Hedge fund investments of $31,221 were managed by 683 Capital under this agreement at September 30, 2021 (December 31, 2020 - $29,435).

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
a)Concentrations of Credit Risk
At September 30, 2021 and December 31, 2020, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance recoverable on unpaid losses and funds withheld receivable. Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. Letters of credit are provided by its reinsurers for material amounts recoverable as discussed in "Note 8. Reinsurance".
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at September 30, 2021. To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at September 30, 2021 will be fully collectible.
b)Investment Commitments and Related Financial Guarantees
The Company had unfunded commitments on other investments of $101,431 at September 30, 2021 (2020 - $63,313). Please refer to "Note 4 (b) - Investments" for details on unfunded commitments for other investments held at September 30, 2021. The remaining unfunded commitments on other investments at September 30, 2021 includes commitments for a private credit fund investment and a private equity fund investment for which the Company had agreements to fund at September 30, 2021. The Company had unfunded commitments on equity method investments of $26,949 at September 30, 2021.
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
As discussed above, at September 30, 2021, guarantees of $33,191 have been provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.
c)Operating Lease Commitments
The Company leases office spaces, housing, office equipment and company vehicles under various operating leases expiring in various years through 2024. The Company terminated one of its office leasing arrangements and its subleasing arrangement during the nine months ended September 30, 2021. The Company's leases are currently classified as operating leases and none of them have non-lease components. For operating leases that have an initial lease term of more than twelve months, and whose lease payments are above a certain threshold, the Company recognizes a lease liability and a right-of-use asset in the Condensed Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 10%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. This amount is recorded as a lease liability within accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets and is deemed insignificant at September 30, 2021. The Company's weighted-average remaining lease term is approximately 2.7 years at September 30, 2021.
d)Legal Proceedings
Except as noted below, the Company is not a party to any material legal proceedings. From time to time, the Company is subject to routine legal proceedings, including arbitration, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Based on the Company's opinion, the eventual outcome of these legal proceedings is not expected to have a material adverse effect on its financial condition or results of operations.
In April 2009, the Company learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Reinsurance, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistle-blowing in violation of the whistle-blower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged that he was terminated for raising concerns

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
regarding corporate governance with respect to the negotiation of the terms of the Trust Preferred Securities Offering. He seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Reinsurance, back pay and legal fees incurred. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor. The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011. On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014 and concluded in November 2018. On September 2, 2021, Administrative Law Judge Theresa C. Timlin of the U.S. Department of Labor issued a decision and order which denied Mr. Turin’s complaint in full. On September 16, 2021, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. The Company believes that it had good and sufficient reasons for terminating Mr. Turin's employment and that the claim is without merit. The Company will continue to vigorously defend itself against this claim.
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

12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(3,140)	$2,162	$14,258	$32,235
Gain from repurchase of preference shares - Series A, C and D	6,004	—	87,168	—
Amount allocated to participating common shareholders(1)	(17)	(24)	(1,017)	(559)
Net income allocated to Maiden common shareholders	$2,847	$2,138	$100,409	$31,676
Denominator:
Weighted average number of common shares – basic	86,433,780	84,744,787	85,937,012	84,181,528
Potentially dilutive securities:
Share options and restricted share units(2)	4,452	—	4,406	—
Adjusted weighted average number of common shares – diluted(2)	86,438,232	84,744,787	85,941,418	84,181,528
Basic and diluted earnings per share attributable to common shareholders	$0.03	$0.03	$1.17	$0.38
(1)This represents the share in net income using the two-class method for holders of non-vested restricted shares issued to the Company's employees under the 2019 Omnibus Incentive Plan.
(2)Please refer to "Note 13. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for the terms and conditions of securities that could potentially be dilutive in the future. For the three and nine months ended September 30, 2021, there were 4,452 and 4,406 potentially dilutive securities, respectively.

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

14. Subsequent Events

In September 2021, the Company authorized the open market repurchase of its outstanding preference shares in accordance with a written plan adopted pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The Company intends to finance these repurchases using its available unrestricted cash.
Subsequent to September 30, 2021, under the Rule 10b5-1 plan, the Company repurchased via the open market (i) 29,502 shares of the Company's 7.125% Non-Cumulative Preference Shares Series C at an average price of $12.33 per share, and (ii) 14,637 shares of the Company's 6.7% Non-Cumulative Preference Shares Series D at an average price of $12.33 per share for a total amount of $544. The acquisition by Maiden Reinsurance of these preference shares were made in compliance with the Company's investment guidelines previously approved by the Vermont DFR. These purchases will result in a gain on purchase of approximately $522 in the fourth quarter of 2021. The Company has a remaining authorization of $17,303 for preference share repurchases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Form 10-Q" or this "Report"). References in this Form 10-Q to the terms "we", "us", "our", "the Company", "Maiden" or other similar terms mean the consolidated operations of Maiden Holdings, Ltd. and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term "Maiden Holdings" means Maiden Holdings, Ltd. only. Certain reclassifications have been made for 2020 to conform to the 2021 presentation and have no impact on consolidated net income and total equity previously reported.
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

Overview
Maiden Holdings is a Bermuda-based holding company. As a result of a series of actions we have taken in recent years discussed below under Recent Developments, we create shareholder value by actively managing and allocating our assets and capital, including through ownership and management of businesses and assets mostly in the insurance and related financial services industries where we can leverage our deep knowledge of those markets. We also provide a full range of legacy services to small insurance companies, particularly those in run-off or with blocks of reserves that are no longer core, working with clients to develop and implement finality solutions including acquiring entire companies. We expect our legacy solutions business to contribute to our active asset and capital management strategies.
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
Maiden NA also maintains a portfolio of cash and fixed maturity investments, along with other strategic investments, of $16.7 million at September 30, 2021. We believe Maiden NA’s investments, including its ownership of Maiden Reinsurance and its active asset management strategy, will create opportunities to utilize net operating loss carry-forwards ("NOLs") which were $234.0 million as of September 30, 2021. These NOLs, in combination with additional net deferred tax assets ("DTAs")

primarily related to our insurance liabilities result in a net DTA (before valuation allowance) of $91.7 million or $1.06 per common share as of September 30, 2021. These net DTAs are not presently recognized on the Company's consolidated balance sheet as a full valuation allowance is currently carried against them. As our profitability continues to improve, however, we are evaluating this valuation allowance and the appropriate amount required. For further details, please see "Note 16. Taxation" included under Item 8 "Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2020. Taken together, we believe these measures should generate additional income for Maiden NA in a tax-efficient manner, while sharing in the improvement in profitability anticipated in Maiden Reinsurance as a result of the measures enacted as part of the Strategic Review.
Business Strategy
We continue to re–evaluate our operating strategy during 2021 while leveraging the significant assets and capital we retain. In addition to restoring operating profitability, our strategic focus centers on creating the greatest risk-adjusted shareholder returns, whether via asset and capital management or active reinsurance underwriting, or a combination of both. Our present assessment of the reinsurance marketplace along with our current operating profile continues to be that the risk-adjusted returns that may be produced via active reinsurance underwriting of new risks are likely to present more limited opportunities compared to other strategic initiatives which may produce greater shareholder value. As a result, our strategic focus continues on activities which utilize our unrestricted cash and investments to manage our capital and where prudent, enhance our investment return by investing in asset classes which we believe will produce appropriate returns. By enhancing our profitability through increased investment returns, we believe we also increase the likelihood of fully utilizing the significant NOLs described above which may create additional shareholder value.
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
Our capital management strategy is significantly informed by the required capital needed to operate our business in a prudent manner and our ongoing analysis of our loss development trends. Recent trends have increased our confidence in our recorded ultimate losses for our insurance liabilities in run-off, however a prudent assessment dictates that the run-off portfolio still requires additional maturity to fully emerge. While there is no guarantee that these recent loss development trends will persist, as our confidence has increased it has enabled us to pursue continued capital management initiatives, primarily the repurchase of our preference shares, which we believe provide the greatest risk-adjusted returns to our common shareholders. Our current assessment is that losses have continued to stabilize sufficiently to continue our capital management initiatives, although we are careful to approach these strategies in a deliberate fashion.
In November 2020, we formed Genesis Legacy Solutions (“GLS”) which specializes in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core, working with clients to develop and implement finality solutions including acquiring entire companies. We believe the formation of GLS is highly complementary to our overall longer-term strategy. GLS, along with other recent insurance industry investments, enables us to leverage our knowledge base while not re-entering active underwriting of new risks and maintaining an efficient operating profile. We believe GLS not only enhances our profitability through both fee income and effective claims management services, but it will also increase our asset base through the addition of blocks of reserves or companies that can be successfully wound down. Effective October 1, 2021, GLS has completed its first transaction, a loss portfolio transfer transaction which includes an adverse development cover and GLS continues to develop additional opportunities consistent with its business plan. This should further enhance our ability to pursue the asset and capital management pillars of our business strategy.
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
Three and Nine Months Ended September 30, 2021 and 2020 Financial Highlights

For the Three Months Ended September 30,	2021	2020	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net (loss) income	$(3,140)	$2,162	$(5,302)
Gain from repurchase of preference shares	6,004	—	6,004
Net income attributable to Maiden common shareholders	2,864	2,162	702
Basic and diluted earnings per common share:
Net income attributable to common shareholders(2)	0.03	0.03	—
Gain from repurchase of preference securities per common share	0.07	—	0.07
Gross premiums written	6,821	3,517	3,304
Net premiums earned	15,030	24,305	(9,275)
Underwriting (loss) income(3)	(3,649)	3,402	(7,051)
Net investment income	7,477	12,686	(5,209)
Combined ratio(4)	154.8%	109.4%	45.4
Non-GAAP measures:
Non-GAAP operating loss(1)	$(3,114)	$(2,313)	$(801)
Non-GAAP basic and diluted operating loss per common share(1)	(0.04)	(0.03)	(0.01)
Annualized non-GAAP operating return on average common shareholders' equity(1)	(4.5)%	(5.6)%	1.1

For the Nine Months Ended September 30,	2021	2020	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net income	$14,258	$32,235	$(17,977)
Gain from repurchase of preference shares	87,168	—	87,168
Net income attributable to Maiden common shareholders	101,426	32,235	69,191
Basic and diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	1.17	0.38	0.79
Gain from repurchase of preference shares per common share	1.01	—	1.01
Gross premiums written	7,865	20,233	(12,368)
Net premiums earned	40,106	76,828	(36,722)
Underwriting income (loss)(3)	6,377	(308)	6,685
Net investment income	24,596	44,959	(20,363)
Combined ratio(4)	137.0%	124.6%	12.4
Non-GAAP measures:
Non-GAAP operating earnings(1)	$58,135	$2,041	$56,094
Non-GAAP basic and diluted operating earnings per common share(1)	0.67	0.02	0.65
Annualized non-GAAP operating return on average common shareholders' equity(1)	32.3%	1.8%	30.5

	September 30, 2021	December 31, 2020	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(5)	$1,004,229	$1,456,133	$(451,904)
Total assets	2,455,018	2,948,455	(493,437)
Reserve for loss and LAE	1,567,526	1,893,299	(325,773)
Senior notes - principal amount	262,500	262,500	—
Common shareholders' equity	215,756	133,506	82,250
Shareholders' equity	383,174	527,816	(144,642)
Total capital resources(6)	645,674	790,316	(144,642)
Ratio of debt to total capital resources(11)	40.7%	33.2%	7.5
Book Value calculations:
Book value per common share(7)	$2.50	$1.57	$0.93
Accumulated dividends per common share	4.27	4.27	—
Book value per common share plus accumulated dividends	$6.77	$5.84	$0.93
Change in book value per common share plus accumulated dividends	15.9%
Diluted book value per common share(8)	$2.48	$1.55	$0.93

Non-GAAP measures:
Adjusted book value per common share(9)	$3.16	$2.46	$0.70
Adjusted Maiden shareholders' equity(10)	440,983	602,757	(161,774)
Adjusted total capital resources(10)	703,483	865,257	(161,774)
Ratio of debt to adjusted total capital resources(12)	37.3%	30.3%	7.0
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
(9)Adjusted book value per common share is a non-GAAP measure that is calculated using common shareholders' equity, adjusted by adding the following items to shareholders' equity: 1) the unamortized deferred gain on retroactive reinsurance arising from the LPT/ADC Agreement; and 2) an adjustment which reflects the equity method accounting related to the fair value of certain hedged liabilities within an equity method investment in a limited partnership investment held by the Company wherein the ultimate realizable value of the asset supporting the hedged liabilities cannot currently be recognized at fair value, divided by the number of common shares outstanding. See "Key Financial Measures" for additional information.
(10)Adjusted shareholders' equity and adjusted total capital resources are calculated by adding the following items to shareholders' equity: 1) the unamortized deferred gain on retroactive reinsurance arising from the LPT/ADC Agreement; and 2) an adjustment which reflects the equity accounting related to the fair value of certain hedged liabilities within an equity method investment held by the Company wherein the ultimate realizable value of the asset supporting the hedged liabilities cannot currently be recognized at fair value. The deferred gain arises from the LPT/ADC Agreement with Cavello relating to losses from the AmTrust Quota Share agreement. Under U.S. GAAP, the deferred gain shall be amortized over the estimated remaining settlement period. See "Key Financial Measures" for additional information.
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
Combined ratio is commonly used in the insurance and reinsurance industry in conjunction with underwriting income (loss) as a measure of underwriting profitability. Management measures underwriting results on an overall basis and for each segment on the basis of the combined ratio. The combined ratio is the sum of the net loss and LAE ratio and the expense ratio and the computations of each component are described below. A combined ratio under 100% indicates underwriting profitability, as the net loss and LAE, commission and other acquisition expenses and general and administrative expenses are less than the net premiums earned and other insurance revenue on that business. While the Company has continued to utilize this non-GAAP measure in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021, it is important to note that as the run-off of our reinsurance portfolios progresses, such ratios may increasingly be of less value to readers as they evaluate the financial results of the Company, particularly compared to historical data. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 3. Segment Information" under Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q for further details.
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
Book Value per Common Share and Diluted Book Value per Common Share: Book value per common share and diluted book value per common share are non-GAAP measures. Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, because management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our fixed income investment portfolio, as well as common or preference share repurchases.
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
Adjusted Total Shareholders' Equity, Adjusted Total Capital Resources, Ratio of Debt to Adjusted Total Capital Resources and Adjusted Book Value per Common Share: Management has adjusted GAAP shareholders' equity by adding the following items to shareholders' equity: 1) the unamortized deferred gain on retroactive reinsurance arising from the LPT/ADC Agreement; and 2) an adjustment which reflects the equity accounting related to the fair value of certain hedged liabilities within an equity method investment held by the Company wherein the ultimate realizable value of the asset supporting the hedged liabilities cannot currently be recognized at fair value ("LP Investment Adjustment"). The unamortized deferred gain on retroactive reinsurance arising from the LPT/ADC Agreement includes the aggregate impact of: 1) cumulative increases to losses incurred prior to December 31, 2018 for which we have ceded the risk under the LPT/ADC Agreement; and 2) changes in estimated ultimate losses for certain workers' compensation reserves previously commuted by the Company to AmTrust which are subject to specific terms and conditions pursuant to the LPT/ADC Agreement. As a result, by virtue of these adjustments, management has also adjusted Total Capital Resources and computed the Ratio of Debt to Adjusted Capital Resources and Adjusted Book Value per Common Share. The deferred gain liability represents amounts estimated to be fully recoverable from Cavello and management believes adjusting for this shows the ultimate economic benefit of the LPT/ADC Agreement. The LP Investment Adjustment reflects the fair value of the assets not presently able to be recognized currently. We believe reflecting the economic benefit of both items is helpful to understand future trends in our operations, which will improve the Company's shareholders' equity over the settlement or contract periods, respectively.
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

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Gross premiums written	$6,821	$3,517	$7,865	$20,233
Net premiums written	$6,953	$3,031	$7,518	$17,493
Net premiums earned	$15,030	$24,305	$40,106	$76,828
Other insurance revenue	138	261	946	919
Net loss and LAE	(10,514)	(9,065)	(7,546)	(41,159)
Commission and other acquisition expenses	(6,313)	(9,651)	(19,154)	(29,778)
General and administrative expenses(1)	(1,990)	(2,448)	(7,975)	(7,118)
Underwriting (loss) income (2)	(3,649)	3,402	6,377	(308)
Other general and administrative expenses(1)	(4,660)	(5,712)	(21,578)	(18,853)
Net investment income	7,477	12,686	24,596	44,959
Net realized (losses) gains on investment	(937)	4,287	8,013	24,200
Total other-than-temporary impairment losses	—	(962)	—	(2,468)
Foreign exchange and other gains (losses)	4,116	(6,536)	6,070	(634)
Interest and amortization expenses	(4,832)	(4,832)	(14,495)	(14,493)
Income tax benefit (expense)	155	(17)	363	(14)
Interest in (loss) income of equity method investments	(810)	(154)	4,912	(154)
Net (loss) income	(3,140)	2,162	14,258	32,235
Gain from repurchase of preference shares	6,004	—	87,168	—
Net income available to Maiden common shareholders	$2,864	$2,162	$101,426	$32,235

Ratios
Net loss and LAE ratio(3)	69.3%	36.9%	18.4%	52.9%
Commission and other acquisition expense ratio(4)	41.6%	39.3%	46.6%	38.3%
General and administrative expense ratio(5)	43.9%	33.2%	72.0%	33.4%
Expense ratio(6)	85.5%	72.5%	118.6%	71.7%
Combined ratio(7)	154.8%	109.4%	137.0%	124.6%
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

Net Income
Net income available to Maiden common shareholders for the three months ended September 30, 2021 was $2.9 million compared to $2.2 million for the same period in 2020. The net improvement in results for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to the gain from repurchase of our preference shares of $6.0 million for the three months ended September 30, 2021.
Excluding the gain on the repurchase of our preference shares, net loss for the three months ended September 30, 2021 was $3.1 million compared to net income of $2.2 million for the same period in 2020. The most significant items affecting our financial performance during the third quarter of 2021 on a comparative basis to the third quarter of 2020 included:
•underwriting loss of $3.6 million for the three months ended September 30, 2021 compared to underwriting income of $3.4 million in the same period in 2020. The deterioration in underwriting loss was largely due to:
◦an underwriting loss of $9.0 million for the three months ended September 30, 2021 on a current accident year basis compared to an underwriting loss of $3.8 million for the same period in 2020 on a current accident year basis, due primarily to higher loss ratios on the run-off of unearned premium for terminated reinsurance contracts in the AmTrust segment; which was partially offset by:
◦favorable prior year loss development of $5.4 million or 35.3 percentage points in the third quarter of 2021 compared to favorable prior year loss development of $7.2 million or 29.5 percentage points during the same period in 2020. This was primarily generated by favorable prior year loss development in the AmTrust Reinsurance segment in the third quarter of 2021;
•corporate general and administrative expenses decreased to $4.7 million for the three months ended September 30, 2021 compared to $5.7 million for the same period in 2020 due to lower staff related costs;
•net investment income decreased to $7.5 million for the three months ended September 30, 2021 compared to investment income of $12.7 million for the same period in 2020 primarily due to the decline in average fixed income assets of 27.5%;
•realized and unrealized losses on investment were $0.9 million for the three months ended September 30, 2021 compared to net realized gains of $4.3 million for the same period in 2020;
•net foreign exchange and other gains amounted to $4.1 million during the three months ended September 30, 2021, compared to net foreign exchange and other losses of $6.5 million for the same period in 2020; and
•interest in loss of equity method investments was $0.8 million for the three months ended September 30, 2021 compared to interest in loss of equity method investments of $0.2 million for the same period in 2020.
Net income available to Maiden common shareholders for the nine months ended September 30, 2021 was $101.4 million compared to a net income of $32.2 million for the same period in 2020. The net improvement in our results for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to the gain from repurchase of our preference shares of $87.2 million for the nine months ended September 30, 2021.
Excluding the gain on the repurchase of our preference shares, net income for the nine months ended September 30, 2021 was $14.3 million compared to net income of $32.2 million for the same period in 2020. The most significant items affecting our financial performance during the nine months ended September 30, 2021 on a comparative basis to the same period in 2020 included:
•underwriting income of $6.4 million for the nine months ended September 30, 2021 compared to an underwriting loss of $0.3 million during the nine months ended September 30, 2020. The improvement in underwriting income was largely due to:
◦favorable prior year loss development of $23.7 million or 57.8 percentage points for the nine months ended September 30, 2021 compared to favorable prior year loss development of $7.8 million or 10.1 percentage points for the same period in 2020 which were incurred primarily in the AmTrust Reinsurance segment for each respective period. This was partially offset by:
◦an underwriting loss of $17.3 million for the nine months ended September 30, 2021 on a current accident year basis compared to an underwriting loss of $8.1 million for the same period in 2020 on a current accident year basis, due primarily to higher loss ratios on the run-off of unearned premium for terminated reinsurance contracts in the AmTrust Reinsurance segment along with higher expense ratios caused by a significant decrease in earned premium.
•no investment impairment losses for the nine months ended September 30, 2021 compared to $2.5 million in 2020;
•net investment income decreased to $24.6 million for the nine months ended September 30, 2021 compared to $45.0 million for the same period in 2020, primarily due to the decline in average fixed income assets of 25.8%;
•realized and unrealized gains on investment decreased to $8.0 million for the nine months ended September 30, 2021 compared to $24.2 million for the same period in 2020;
•corporate general and administrative expenses increased to $21.6 million for the nine months ended September 30, 2021 compared to $18.9 million for the same period in 2020 due to higher incentive compensation costs incurred;
•foreign exchange and other gains increased to $6.1 million for the nine months ended September 30, 2021 compared to foreign exchange and other losses of $0.6 million for the same period in 2020; and

•interest in income of equity method investments of $4.9 million for the nine months ended September 30, 2021 compared to an interest in loss of equity method investments of $0.2 million for the same period in 2020.
Net Premiums Written
The tables below compare net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three and nine months ended September 30, 2021 and 2020:

For the Three Months Ended September 30,	2021	2020	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$5,816	$8,666	$(2,850)	(32.9)%
AmTrust Reinsurance	1,137	(5,635)	6,772	(120.2)%
Total	$6,953	$3,031	$3,922	129.4%

For the Nine Months Ended September 30,	2021	2020	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$10,600	$27,591	$(16,991)	(61.6)%
AmTrust Reinsurance	(3,082)	(10,098)	7,016	(69.5)%
Total	$7,518	$17,493	$(9,975)	(57.0)%
Net premiums written for the three and nine months ended September 30, 2021 increased to $7.0 million and decreased to $7.5 million, respectively, compared to net premiums written of $3.0 million and $17.5 million in the same respective periods in 2020 due to:
•Premiums written in the Diversified Reinsurance segment decreased by $2.9 million or 32.9% and $17.0 million or 61.6% for the three and nine months ended September 30, 2021 compared to the same respective periods in 2020 largely due to the return of unearned premiums after the non-renewal of the German Auto Programs reinsurance contract in our IIS business on January 1, 2021.
•There were negligible written premiums within the AmTrust Reinsurance segment due to the termination of both the AmTrust Quota Share and the European Hospital Liability Quota Share effective January 1, 2019. Negative premiums for the nine months ended September 30, 2021 were mainly due to premium adjustments on Small Commercial Business policies.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned decreased by $9.3 million or 38.2% and $36.7 million or 47.8% for the three and nine months ended September 30, 2021, respectively, compared to the same respective periods in 2020. The tables below compare net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the three and nine months ended September 30, 2021 and 2020:

For the Three Months Ended September 30,	2021		2020		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$7,521	50.0%	$11,323	46.6%	$(3,802)	(33.6)%
AmTrust Quota Share Reinsurance	7,509	50.0%	12,982	53.4%	(5,473)	(42.2)%
Total	$15,030	100.0%	$24,305	100.0%	$(9,275)	(38.2)%

For the Nine Months Ended September 30,	2021		2020		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$20,723	51.7%	$35,381	46.1%	$(14,658)	(41.4)%
AmTrust Quota Share Reinsurance	19,383	48.3%	41,447	53.9%	(22,064)	(53.2)%
Total	$40,106	100.0%	$76,828	100.0%	$(36,722)	(47.8)%
Net premiums earned in the AmTrust Reinsurance segment for the three and nine months ended September 30, 2021 decreased by $5.5 million or 42.2% and $22.1 million or 53.2%, respectively, compared to the same respective periods in 2020 due to termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019. Please refer to the analysis of our AmTrust Reinsurance segment for further discussion.
Net premiums earned in our Diversified Reinsurance segment for the three and nine months ended September 30, 2021 decreased by $3.8 million or 33.6% and $14.7 million or 41.4%, respectively, compared to the same respective periods in 2020 due to the German Auto programs quota share reinsurance contract which went into run-off on January 1, 2021 in our IIS business. Please refer to the analysis of our Diversified Reinsurance segment for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to the analysis below of our Diversified Reinsurance segment for further discussion.
Net Investment Income
Total net investment income decreased by $5.2 million or 41.1% and $20.4 million or 45.3% for the three and nine months ended September 30, 2021, respectively, compared to the same respective periods in 2020 largely due to the decline in average aggregate fixed income assets of 27.5% and 25.8% in those same respective periods. The decline in fixed income assets is driven by the cessation of active reinsurance underwriting which have materially reduced our revenues, resulting in significant negative operating cash flows as we run-off our existing reinsurance liabilities. In addition, during 2021, our investment expenses associated with our alternative investments have increased compared to 2020 due to the additional time and expertise required to manage these investments.
Net investment income decreased partly due to the decline in annualized average book yields to 1.9% and 1.9% for the three and nine months ended September 30, 2021, respectively, compared to 2.1% and 2.4% for the three and nine months ended September 30, 2020, respectively, which was the result of both lower interest rates and shorter duration of assets in our fixed income portfolios.
The following table details our average aggregate fixed income assets (at cost) and annualized investment book yield for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Average aggregate fixed income assets, at cost (1)	$1,708,297	$2,356,494	$1,870,686	$2,521,380
Annualized investment book yield	1.9%	2.1%	1.9%	2.4%
(1)Fixed income assets include available-for-sale ("AFS") securities, cash and restricted cash, funds held receivable, and loan to related party. These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

Net Realized and Unrealized Gains on Investment
Net realized and unrealized losses on investment of $0.9 million and net realized and unrealized gains on investment of $8.0 million were recognized for the three and nine months ended September 30, 2021, respectively, compared to net realized gains of $4.3 million and $24.2 million for the same respective periods in 2020.
Net realized and unrealized losses and gains for the three and nine months ended September 30, 2021 included the recognition of $3.0 million in unrealized losses and $0.9 million in unrealized gains, respectively, related to an investment in an insurtech start-up company that was acquired by a special purpose acquisition company. In addition, realized gains for the three and nine months ended September 30, 2021 and 2020 reflect sales of corporate bonds for the settlement of claim payments to AmTrust.
Net Impairment Losses Recognized in Earnings
The Company did not recognize any OTTI losses on its fixed maturity portfolio for the three and nine months ended September 30, 2021. There were $1.0 million and $2.5 million of OTTI losses recorded on two and four fixed maturity securities for the three and nine months ended September 30, 2020, respectively.
Interest in (Loss) Income of Equity Method Investments
The Company recognized interest in loss of equity method investments of $0.8 million and interest in income of equity method investments of $4.9 million for the three and nine months ended September 30, 2021, respectively, compared to interest in loss of equity method investments of $0.2 million for the three and nine months ended September 30, 2020. The equity method investments mainly include hedge fund investments of $31.2 million and real estate investments of $42.6 million.
The following table shows our interest in the (loss) income from equity method investments for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Hedge fund investments	$(1,838)	$376	$1,786	$376
Other investments	1,028	(530)	3,126	(530)
Interest in (loss) income from equity method investments	$(810)	$(154)	$4,912	$(154)

Net Loss and LAE
Net loss and LAE increased by $1.4 million and decreased by $33.6 million during the three and nine months ended September 30, 2021, respectively, compared to the same respective periods in 2020 as our reinsurance liabilities continue to run off, along with favorable prior year reserve development of $5.4 million and $23.7 million for the three and nine months ended September 30, 2021, respectively.
The loss ratio for the third quarter of 2021 was impacted by net favorable prior year reserve development of $5.4 million or 35.3 percentage points compared to net favorable prior year reserve development of $7.2 million or 29.5 percentage points during the same period in 2020. The development was primarily generated within the AmTrust Reinsurance segment.
The loss ratio for the nine months ended September 30, 2021 was impacted by net favorable prior year reserve development of $23.7 million or 57.8 percentage points compared to net favorable prior year reserve development of $7.8 million or 10.1 percentage points during the same period in 2020. The prior year development was primarily within the AmTrust Reinsurance segment and is discussed in greater detail in the individual segment discussion and analysis.
The net loss and LAE ratios increased to 69.3% and decreased to 18.4% for the three and nine months ended September 30, 2021, respectively, compared to 36.9% and 52.9% for the same respective periods in 2020. The increased loss ratio for the third quarter of 2021 was due to higher current underwriting year loss ratios associated with the run-off of unearned premium for terminated reinsurance contracts within the AmTrust Reinsurance segment. The decreased loss ratio for the nine months ended September 30, 2021 was largely due to significant favorable prior year loss experience in the AmTrust Reinsurance segment.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $3.3 million or 34.6% and $10.6 million or 35.7% for the three and nine months ended September 30, 2021, respectively, compared to the same respective periods in 2020. The commission and other acquisition expense ratio increased to 41.6% and 46.6% for the three and nine months ended September 30, 2021, respectively, compared to 39.3% and 38.3% for the respective periods in 2020 largely due to a change in mix of premiums written in our Diversified Reinsurance segment.
General and Administrative Expenses
General and administrative expenses include both segment and corporate expenses segregated for analytical purposes as a component of underwriting income. Total general and administrative expenses decreased by $1.5 million or 18.5% and increased by $3.6 million or 13.8% for the three and nine months ended September 30, 2021, respectively, compared to the same respective periods in 2020.
Corporate general and administrative expenses for the three and nine months ended September 30, 2021 decreased by $1.1 million or 18.4% and increased by $2.7 million or 14.5% compared to the same respective periods in 2020. The $2.7 million increase in corporate expenses for the nine months ended September 30, 2021 compared to the same respective period in 2020 was due to higher discretionary equity-based and cash incentive staff compensation and higher professional fees incurred in 2021.
General and administrative expenses for the three and nine months ended September 30, 2021 and 2020 were comprised of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
General and administrative expenses – segments	$1,990	$2,448	$7,975	$7,118
General and administrative expenses – corporate	4,660	5,712	21,578	18,853
Total general and administrative expenses	$6,650	$8,160	$29,553	$25,971
The Company incurred operating expenses of $0.1 million and $3.0 million during the three and nine months ended September 30, 2021, respectively, that are not considered part of our ongoing business operations, and which are largely related to accelerated depreciation for fixed assets connected with the termination of our principal office lease in Bermuda as well as salary and related costs associated with headcount reductions and certain regulatory costs in our international operations.
Interest and Amortization Expenses
The interest and amortization expenses related to the outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 ("Senior Notes") were $4.8 million and $14.5 million for the three and nine months ended September 30, 2021 and 2020, respectively. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the three and nine months ended September 30, 2021 and 2020, respectively.
Foreign Exchange and Other Gains (Losses)
Net foreign exchange and other gains amounted to $4.1 million and $6.1 million during the three and nine months ended September 30, 2021, respectively, compared to net foreign exchange and other losses of $6.5 million and $0.6 million for the same respective periods in 2020.
Net foreign exchange gains of $4.1 million and $6.3 million for the three and nine months ended September 30, 2021, respectively, were attributable to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro. Net foreign exchange losses of $6.5 million and $0.2 million occurred during the three and nine months ended September 30, 2020, respectively, due to the weakening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results and associated ratios for our Diversified Reinsurance segment for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Gross premiums written	$5,684	$9,152	$10,947	$30,573
Net premiums written	$5,816	$8,666	$10,600	$27,591
Net premiums earned	$7,521	$11,323	$20,723	$35,381
Other insurance revenue	138	261	946	919
Net loss and LAE	(554)	(6,624)	(3,216)	(19,703)
Commission and other acquisition expenses	(3,461)	(4,204)	(11,668)	(13,557)
General and administrative expenses	(1,583)	(1,818)	(6,190)	(5,177)
Underwriting income (loss)	$2,061	$(1,062)	$595	$(2,137)
Ratios
Net loss and LAE ratio	7.2%	57.2%	14.8%	54.3%
Commission and other acquisition expense ratio	45.2%	36.3%	53.9%	37.3%
General and administrative expense ratio	20.7%	15.7%	28.6%	14.3%
Expense ratio	65.9%	52.0%	82.5%	51.6%
Combined ratio	73.1%	109.2%	97.3%	105.9%
The combined ratio for the three and nine months ended September 30, 2021 decreased to 73.1% and 97.3%, respectively, compared to 109.2% and 105.9% for the same respective periods in 2020, largely due to favorable loss development partly offset by higher non-recurring general and administrative expenses in our IIS business, which increased the expense ratio. Please see the respective sections below on net loss and LAE, commissions and other acquisition expenses and general and administrative expenses for further details on these elements that have impacted the combined ratios.
Premiums — Gross premiums written decreased by $3.5 million or 37.9% and $19.6 million or 64.2% for the three and nine months ended September 30, 2021, respectively, compared to the same respective periods in 2020. This was primarily due to the return of unearned premiums written in a German Auto quota share reinsurance contract in our IIS business which went into run-off on January 1, 2021. Direct premiums written by Maiden LF and Maiden GF increased by $1.1 million or 25.5% and $1.5 million or 9.9% during the three and nine months ended September 30, 2021, respectively, compared to the same respective periods in 2020.
Net premiums written decreased by $2.9 million or 32.9% and $17.0 million or 61.6% during the three and nine months ended September 30, 2021, respectively, compared to the same respective periods in 2020 due to return of unearned premiums written in our German Auto quota share reinsurance contract which went into run-off on January 1, 2021. The tables below show net premiums written by line of business for the three and nine months ended September 30, 2021 and 2020:

For the Three Months Ended September 30,	2021	2020	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Written
International	$5,816	$8,757	$(2,941)	(33.6)%
Other	—	(91)	91	(100.0)%
Total Diversified Reinsurance	$5,816	$8,666	$(2,850)	(32.9)%

For the Nine Months Ended September 30,	2021	2020	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Written
International	$10,600	$27,627	$(17,027)	(61.6)%
Other	—	(36)	36	(100.0)%
Total Diversified Reinsurance	$10,600	$27,591	$(16,991)	(61.6)%
Net premiums earned decreased by $3.8 million or 33.6% and $14.7 million or 41.4% during the three and nine months ended September 30, 2021, respectively, compared to the same respective periods in 2020 primarily due to lower earned premiums from German Auto programs which were in run-off since January 1, 2021. The tables below show net premiums earned by line of business for the three and nine months ended September 30, 2021 and 2020:

For the Three Months Ended September 30,	2021	2020	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Earned
International	$7,521	$11,414	$(3,893)	(34.1)%
Other	—	(91)	91	(100.0)%
Total Diversified Reinsurance	$7,521	$11,323	$(3,802)	(33.6)%

For the Nine Months Ended September 30,	2021	2020	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Earned
International	$20,723	$35,417	$(14,694)	(41.5)%
Other	—	(36)	36	(100.0)%
Total Diversified Reinsurance	$20,723	$35,381	$(14,658)	(41.4)%
Other Insurance Revenue — Other insurance revenue includes $0.1 million and $0.2 million of fee income earned from our GLS business for the three and nine months ended September 30, 2021, respectively, as well as fee income derived from our IIS business that is not directly associated with premium revenue assumed by the Company for the three and nine months ended September 30, 2021 and 2020 as specified in the table below. Other income of $0.1 million and $0.1 million for the three and nine months ended September 30, 2020, respectively, was generated from transitional services provided relating to the sale of Maiden US.
Other insurance revenue decreased by $0.1 million or 47.1% and increased by $27.0 thousand or 2.9% for the three and nine months ended September 30, 2021, respectively, compared to the same respective periods in 2020. The tables below show other insurance revenue by source for the three and nine months ended September 30, 2021 and 2020, respectively:

For the Three Months Ended September 30,	2021	2020	Change
	($ in thousands)			%
International	$61	$197	$(136)	(69.0)%
Other income	77	64	13	20.3%
Total Diversified Reinsurance	$138	$261	$(123)	(47.1)%

For the Nine Months Ended September 30,	2021	2020	Change
	($ in thousands)			%
International	$714	$789	$(75)	(9.5)%
Other income	232	130	102	78.5%
Total Diversified Reinsurance	$946	$919	$27	2.9%
Net Loss and LAE — Net loss and LAE decreased by $6.1 million or 91.6% and $16.5 million or 83.7% for the three and nine months ended September 30, 2021, respectively, compared to the same respective periods in 2020 due primarily to the run-off of reinsurance liabilities associated with our German auto programs. Net loss and LAE ratio decreased to 7.2% and 14.8% for the three and nine months ended September 30, 2021, respectively, compared with 57.2% and 54.3% during the same respective periods in 2020.
During the three months ended September 30, 2021, the net loss and LAE ratio decreased by 50.0 percentage points compared to the same period in 2020. The 2021 loss ratio was impacted by favorable prior year loss reserve development which was $1.7 million or 21.9 percentage points during the three months ended September 30, 2021 compared to the impact of adverse development of $0.5 million or 4.2 percentage points on the loss ratio for the same period in 2020. The loss development in 2021 was due to favorable development experienced in IIS and other run-off business while the loss development in 2020 was driven by adverse development experienced in our former European Capital Solutions business.
During the nine months ended September 30, 2021, the net loss and LAE ratio decreased by 39.5 percentage points compared to the same period in 2020. The 2021 loss ratio was impacted by favorable prior year loss reserve development of $2.6 million or 12.1 percentage points during 2021, compared to the impact of adverse development of $0.3 million or 0.9 percentage points on the loss ratio in 2020. The 2021 development was driven by favorable experience in IIS and other run-off business while the 2020 development was due to adverse experience in European Capital Solutions.

The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be effected by changes in the mix of business and the impact of increases in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, as well as the impact on the loss ratio described above, the combined ratio decreased by 36.1 and 8.6 percentage points for the three and nine months ended September 30, 2021, respectively, compared to the same respective periods in 2020.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $0.7 million or 17.7% and $1.9 million or 13.9% for the three and nine months ended September 30, 2021, respectively, compared to the same respective periods in 2020 primarily due to lower net premiums earned which similarly decreased in this segment.
The commission and other acquisition expense ratio for the three and nine months ended September 30, 2021 increased to 45.2% and 53.9%, respectively, compared to 36.3% and 37.3% for the same respective periods in 2020, reflecting the change in the mix of pro rata versus excess of loss premiums written compared to the same respective periods in 2020. Please refer to the preceding paragraph for other factors that can impact the combined ratio.
General and Administrative Expenses — General and administrative expenses decreased by $0.2 million or 12.9% and increased by $1.0 million or 19.6% for the three and nine months ended September 30, 2021, respectively, compared to the same respective periods in 2020. The general and administrative expense ratio increased to 20.7% and 28.6% for the three and nine months ended September 30, 2021, respectively, compared to 15.7% and 14.3% for the same respective periods in 2020 largely due to lower net premiums earned which decreased significantly as noted previously, combined with higher non-recurring expenses.
This included severance costs and certain regulatory costs of approximately $1.0 million incurred in our IIS business unit which increased the expense ratio for the nine months ended September 30, 2021 compared to the same period in 2020.
The overall expense ratio (including commission and other acquisition expenses) for the three and nine months ended September 30, 2021 increased to 65.9% and 82.5%, respectively, compared to 52.0% and 51.6% for the same respective periods in 2020 due to net premiums earned which decreased combined with higher non-recurring expenses as discussed above.

AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $5.7 million and underwriting income of $5.8 million during the three and nine months ended September 30, 2021, respectively, compared to an underwriting income of $4.5 million and $1.8 million for the same respective periods in 2020.
The underwriting results and associated ratios for the AmTrust Reinsurance segment for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Gross premiums written	$1,137	$(5,635)	$(3,082)	$(10,340)
Net premiums written	$1,137	$(5,635)	$(3,082)	$(10,098)
Net premiums earned	$7,509	$12,982	$19,383	$41,447
Net loss and LAE	(9,960)	(2,441)	(4,330)	(21,456)
Commission and other acquisition expenses	(2,852)	(5,447)	(7,486)	(16,221)
General and administrative expenses	(407)	(630)	(1,785)	(1,941)
Underwriting (loss) income	$(5,710)	$4,464	$5,782	$1,829
Ratios
Net loss and LAE ratio	132.6%	18.8%	22.3%	51.8%
Commission and other acquisition expense ratio	38.0%	42.0%	38.6%	39.1%
General and administrative expense ratio	5.4%	4.8%	9.2%	4.7%
Expense ratio	43.4%	46.8%	47.8%	43.8%
Combined ratio	176.0%	65.6%	70.1%	95.6%
The combined ratio increased 110.4 percentage points to 176.0% for the three months ended September 30, 2021 compared to 65.6% for the same period in 2020. This was primarily driven by the impact of a higher underwriting loss for the current accident year during the three months ended September 30, 2021 of $9.4 million compared to an underwriting loss of $3.3 million for the current accident year in the same period in 2020. These results were due primarily to higher loss ratios on the run-off of unearned premium for terminated reinsurance contracts. The results were partially offset by favorable prior year loss development of $3.7 million or 49.0 percentage points during the third quarter of 2021 compared to favorable development of $7.7 million or 59.5 percentage points during the third quarter of 2020. Prior year favorable development for the three months ended September 30, 2021 was driven by Workers Compensation and Commercial Auto Liability. Prior year favorable development in 2020 was primarily due to Workers Compensation partly offset by adverse development within Commercial Auto and General Liability.

The combined ratio decreased by 25.5 percentage points to 70.1% for the nine months ended September 30, 2021 compared to 95.6% for 2020 primarily due to the impact of favorable prior year loss development of $21.1 million or 108.9 percentage points during 2021 compared to the impact of favorable prior year loss development of $8.1 million or 19.6 percentage points during 2020. Prior year favorable development in 2021 was primarily due to Workers Compensation and Commercial Auto Liability partly offset by adverse development within Hospital Liability. Prior year favorable development in 2020 was primarily due to Workers Compensation partly offset by adverse development within Commercial Auto and General Liability. These results were partially offset by a higher underwriting loss for the current accident year during the nine months ended September 30, 2021 of $15.3 million compared to an underwriting loss of $6.3 million for the current accident year in the same period in 2020. These results were due primarily to higher loss ratios on the run-off of unearned premium for terminated reinsurance contracts in the segment.
Premiums — The tables below show net premiums written by category for the three and nine months ended September 30, 2021 and 2020, respectively:

For the Three Months Ended September 30,	2021	2020
($ in thousands)	Total	Total
Net Premiums Written
Small Commercial Business	$(1,309)	$(2,123)
Specialty Program	22	(209)
Specialty Risk and Extended Warranty	2,424	(3,303)
Total AmTrust Reinsurance	$1,137	$(5,635)

For the Nine Months Ended September 30,	2021	2020
($ in thousands)	Total	Total
Net Premiums Written
Small Commercial Business	$(5,381)	$(8,517)
Specialty Program	(7)	268
Specialty Risk and Extended Warranty	2,306	(1,849)
Total AmTrust Reinsurance	$(3,082)	$(10,098)
The gross and net premiums written for the three and nine months ended September 30, 2021 reflect premium adjustments on Small Commercial Business policies in the AmTrust Quota Share. There were negative gross and net premiums written for the three and nine months ended September 30, 2020 reflecting premium adjustments under the AmTrust Quota Share from April 1, 2020. Furthermore, the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019 resulted in no new business written under these contracts since 2018.
Net premiums earned decreased by $5.5 million or 42.2% and $22.1 million, or 53.2% for the three and nine months ended September 30, 2021, respectively, compared to the same respective periods in 2020 due to termination of the AmTrust Quota Share and European Hospital Liability Quota Share as of January 1, 2019. There were negative premiums earned for the three and nine months ended September 30, 2021 in Small Commercial Business due to premium adjustments on such policies in the AmTrust Quota Share. The negative net premiums earned on Small Commercial Business for the three and nine months ended September 30, 2020 were due to premium adjustments and earned premium returns under the commutation of certain home warranty business under the AmTrust Quota Share as of April 1, 2020.

The tables below detail net premiums earned by category for the three and nine months ended September 30, 2021 and 2020:

For the Three Months Ended September 30,	2021		2020		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned
Small Commercial Business	$(1,227)	(16.4)%	$(1,921)	(14.8)%	$694	(36.1)%
Specialty Program	28	0.4%	(190)	(1.5)%	218	(114.7)%
Specialty Risk and Extended Warranty	8,708	116.0%	15,093	116.3%	(6,385)	(42.3)%
Total AmTrust Reinsurance	$7,509	100.0%	$12,982	100.0%	$(5,473)	(42.2)%

For the Nine Months Ended September 30,	2021		2020		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned
Small Commercial Business	$(5,073)	(26.2)%	$(8,094)	(19.5)%	$3,021	(37.3)%
Specialty Program	12	0.1%	311	0.7%	(299)	(96.1)%
Specialty Risk and Extended Warranty	24,444	126.1%	49,230	118.8%	(24,786)	(50.3)%
Total AmTrust Reinsurance	$19,383	100.0%	$41,447	100.0%	$(22,064)	(53.2)%
Net Loss and LAE — Net loss and LAE increased by $7.5 million or 308.0% and decreased by $17.1 million or 79.8% for the three and nine months ended September 30, 2021, respectively, compared to the same respective periods in 2020 due to the impact of favorable prior year loss development of $3.7 million and $21.1 million, respectively. Net loss and LAE ratios increased to 132.6% and decreased to 22.3% for the three and nine months ended September 30, 2021, respectively, compared to 18.8% and 51.8% for the same respective periods in 2020.
During the three months ended September 30, 2021, the net loss and LAE ratio increased by 113.8 percentage points compared to the same period in 2020. The impact of favorable prior year loss development of $3.7 million was 49.0 percentage points on the loss ratio during the three months ended September 30, 2021 compared to favorable prior year development of $7.7 million or 59.5 points in 2020. Prior year favorable development in 2021 was primarily driven by Workers Compensation and Commercial Auto Liability. Prior year favorable development in 2020 was primarily due to Workers Compensation partly offset by adverse development within Commercial Auto and General Liability programs. Excluding the impact of favorable development in both respective periods, the current year loss ratio was 181.6% for the three months ended September 30, 2021 compared to 78.3% in 2020 due to higher loss ratios on the run-off of unearned premium for terminated reinsurance contracts.
During the nine months ended September 30, 2021, the net loss and LAE ratio decreased by 29.5 points compared to the nine months ended in 2020 due to the impact of favorable prior year loss development of $21.1 million or 108.9 points in 2021 compared to favorable prior year development of $8.1 million or 19.6 points in 2020. Prior year favorable development in 2021 was primarily due to favorable Workers Compensation and Commercial Auto Liability development partly offset by adverse development within Hospital Liability. Prior year favorable development in 2020 was primarily due to Workers Compensation partly offset by adverse development within Commercial General Liability programs. Excluding the impact of favorable development in both respective periods, the current year loss ratio was 131.2% for the nine months ended September 30, 2021 compared to 71.4% in 2020 due to higher loss ratios on the run-off of unearned premium for terminated reinsurance contracts.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $2.6 million or 47.6% and $8.7 million or 53.8% for the three and nine months ended September 30, 2021, respectively, compared to the same respective periods in 2020 due to lower net earned premiums as a result of terminating both quota share agreements with AmTrust effective as of January 1, 2019.
The commission and other acquisition expense ratios were 38.0% and 38.6% for the three and nine months ended September 30, 2021, respectively, compared to 42.0% and 39.1% for the same respective periods in 2020.
General and Administrative Expenses — General and administrative expenses decreased by $0.2 million or 35.4% and $0.2 million or 8.0% for the three and nine months ended September 30, 2021, respectively, compared to the same respective periods in 2020. The general and administrative expense ratios increased to 5.4% and 9.2% for the three and nine months ended September 30, 2021, respectively, compared to 4.8% and 4.7% for the same respective periods in 2020 as a result of lower earned premiums due to terminating both quota share agreements with AmTrust as of January 1, 2019.
The overall expense ratio (including commission and other acquisition expenses) decreased to 43.4% and increased to 47.8% for the three and nine months ended September 30, 2021, respectively, compared to 46.8% and 43.8% for the same respective periods in 2020.

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
As of September 30, 2021, the Company had investable assets of $1.8 billion compared to $2.3 billion as of December 31, 2020. Investable assets are the combined total of our investments, cash and cash equivalents (including restricted cash), loan to a related party and funds withheld receivable. The decline in our investable assets is primarily the result of our cessation of active reinsurance underwriting in 2018 and 2019 which subsequently results in negative operating cash flows to settle claim payments from the run-off of the liabilities from that reinsurance portfolio in 2021.
The regulatory and liquidity requirements of the Company's operating segments are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10- K for the year ended December 31, 2020, that was filed with the SEC on March 15, 2021.
As previously indicated, Maiden Reinsurance re-domesticated from Bermuda to Vermont on March 16, 2020. We continue to be actively engaged with the Vermont DFR regarding the formulation of Maiden Reinsurance's longer term business plan, including its investment policy, changes to which require prior regulatory approval as stipulated by Vermont law or the Vermont DFR for any active underwriting, capital management or other strategic initiatives. Maiden Reinsurance has received all necessary approvals required to date by the Vermont DFR, including its investment policy which includes: 1) the expansion of approved asset classes for investment reflecting not only Maiden Reinsurance’s solvency position but the material reduction in required capital necessary to operate its business as discussed further in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity & Capital Resources – Cash and Investments; and 2) the purchase of affiliated securities as demonstrated in the recent preference share tender offers. The Investment Policy, as approved and as amended, maintains our established investment management and governance practices.
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
As noted in our Business Strategy, in November 2020, we formed GLS which will specialize in providing a full range of legacy services to small insurance entities. Effective October 1, 2020, GLS has completed its first transaction, a loss portfolio transfer transaction which includes an adverse development cover and GLS continues to develop additional opportunities consistent with its business plan. We believe the formation of GLS is highly complementary to our overall longer-term strategy and will not only enhance our profitability through both fee income and effective claims management services, but it will also increase our asset base through the addition of blocks of reserves or companies that can be successfully wound down. While the development of the GLS platform over time should further enhance our ability to pursue the asset and capital management pillars of our business strategy, we still expect the trend of negative overall cash flows to continue to reduce our asset base going forward into 2021 and beyond.
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
The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next twelve months as we generally expect negative operating cash flows to be sufficiently offset by positive investing cash flows. While we continue to expect our cash flows to be sufficient to meet our cash requirements and to operate our business, our ability to execute our asset and capital management initiatives are dependent on maintaining adequate levels of unrestricted liquidity and cash flows. At September 30, 2021 and December 31, 2020, unrestricted cash and cash equivalents and unrestricted fixed maturity investments were $127.5 million and $269.2 million, respectively.
The decrease of $141.6 million in unrestricted cash and fixed maturity investments during 2021 was primarily the result of $132.2 million utilized for the 2021 Preference Share Repurchase Program, $37.0 million utilized for net purchases of other investments, and $37.7 million utilized for net purchases of equity method investments, and $14.3 million for interest payments on the Senior Notes, offset by $80.0 million of excess collateral released by AmTrust. Please see the related discussion on investing and financing cash flows below.
The table below summarizes our operating, investing and financing cash flows for the nine months ended September 30, 2021 and 2020:

For the Nine Months Ended September 30,	2021	2020
	($ in thousands)
Operating activities	$(299,750)	$(447,664)
Investing activities	344,206	528,677
Financing activities	(128,988)	(1)
Effect of exchange rate changes on foreign currency cash	(333)	1,605
Total (decrease) increase in cash, restricted cash and cash equivalents	$(84,865)	$82,617
Cash Flows used in Operating Activities
Cash flows used in operating activities for the nine months ended September 30, 2021 were $299.8 million compared to cash flows used in operating activities of $447.7 million for the nine months ended September 30, 2020, a decrease of $147.9 million. The operating cash flows used in operations for the nine months ended September 30, 2021 and 2020 were primarily the result of claims payments from the terminated AmTrust Quota Share and the European Hospital Liability Quota Share contracts, which produced negligible gross premiums written which were more than offset by claim payments from the run-off of existing reserves for loss and LAE under those agreements.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash provided by investing activities was $344.2 million for the nine months ended September 30, 2021 compared to $528.7 million for the same period in 2020 due to proceeds from the sale of fixed maturity investments which were made primarily to settle claim payments during the nine months ended September 30, 2021 and 2020 as well as repurchase preference shares during the nine months ended September 30, 2021.
For the nine months ended September 30, 2021, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $418.5 million compared to net proceeds of $572.8 million for the same period in 2020. This was partly offset by $37.0 million utilized for net purchases of other investments and $37.7 million utilized for net purchases of equity method investments during the nine months ended September 30, 2021.
Cash Flows from Financing Activities
Cash flows used in financing activities were $129.0 million for the nine months ended September 30, 2021 due mainly to the repurchase of the Company's preference shares. During the nine months ended September 30, 2021, the Company paid $132.2 million for the repurchase of 9,075,673 preference shares pursuant to the 2021 Preference Share Repurchase Program as part of its recent capital management strategy.
No dividends on common or preference shares were paid during the nine months ended September 30, 2021 and 2020. Our Board of Directors have not declared any common or preference share dividends since the fourth quarter of 2018.
Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, that was filed with the SEC on March 15, 2021.
At September 30, 2021 and December 31, 2020, restricted cash and cash equivalents and fixed maturity investments used as collateral were $0.7 billion and $1.1 billion, respectively. This collateral represents 84.5% and 80.0% of the fair value of our respective total fixed maturity investments, cash, restricted cash and cash equivalents at September 30, 2021 and December 31, 2020, respectively.
Cash and Investments
The investment of our funds has generally been designed to ensure safety of principal while generating current income. Accordingly, the majority of our funds are invested in liquid, investment-grade fixed income securities which are all designated as AFS at September 30, 2021. As of September 30, 2021 and December 31, 2020, our cash and investments consisted of:

	September 30, 2021	December 31, 2020
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$772,427	$1,213,411
Equity securities, at fair value	1,903	—
Equity method investments	75,050	39,886
Other investments	103,888	67,010
Total investments	953,268	1,320,307
Cash and cash equivalents	29,310	74,040
Restricted cash and cash equivalents	21,651	61,786
Total Investments and Cash and Cash Equivalents	$1,004,229	$1,456,133
In addition to the discussion on Cash and Cash Equivalents and Fixed Maturities that follows herein, please see the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q for further discussion on our AFS fixed income securities.
As our insurance liabilities continue to run-off and the required capital to operate our business for regulatory purposes decreases, we have modified Maiden Reinsurance’s investment policy (which has been approved by the Vermont DFR as noted) and have expanded the range of asset classes we invest in to enhance the income and returns our investment portfolio produces. We categorize these investments as "Other Investments" and "Equity Method Investments" on our condensed consolidated balance sheets. During 2020 and 2021, under this revised investment policy, we have increased the amount of investments in these categories, and we expect to continue to increase the amounts invested therein. Under our investment policy, investments included in these categories could include, but are not limited to, privately held investments, private equities, private credit lending funds, fixed-income funds, hedge funds, equity funds, real estate (including joint ventures and limited partnerships) and other non-fixed-income investments. For further details on our other investments, in addition to the discussion of the investments herein, please see "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4(b). Other Investments and Equity Method Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q.
Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, foreign exchange risk, liquidity risk and credit and default risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. An increase in interest rates could result in significant losses, realized or unrealized, in the value of our investment portfolio. A portion of our portfolio consists of alternative investments that subject us to restrictions on redemption, which may limit our ability to withdraw funds for some period of time after the initial investment. The values of, and returns on, such investments may also be more volatile.
We believe our other investments and equity method investments portfolio provides diversification against our fixed-income investments and an opportunity for improved risk-adjusted return, however, the returns of these investments may be more volatile and we may experience significant unrealized gains or losses in any particular quarter or year. During the third quarter of 2021, we recognized $1.8 million loss in the interest of our equity method investment in hedge funds and we recognized $3.0 million in unrealized losses related to an investment in an insurtech start-up company that was acquired by a special purpose acquisition company.While we believe the returns produced by these investments will exceed our cost of capital, in particular our cost of debt capital, it is too soon to determine if the actual returns will achieve this objective and it may be an extended period of time before that determination can be made.
We may utilize and pay fees to various companies to provide investment advisory and/or management services related to these investments. These fees, which would be predominantly based upon the amount of assets under management, would be included in net investment income. In addition, costs associated with evaluating, analyzing and monitoring these investments may require additional expenditures than traditional marketable securities. During 2021, our investment expenses associated with our alternative investments have increased significantly compared to 2020.
The substantial majority of our current and planned future investments are held by Maiden Reinsurance, whose investment policy was approved by the Vermont DFR. We may utilize a portion of Maiden Reinsurance's unrestricted assets to purchase affiliated securities and, during the nine months ended September 30, 2021, we utilized $132.2 million in conjunction with the 2021 Preference Share Repurchase Program. Maiden Reinsurance has received all necessary approvals for its investment policy.
Cash & Cash Equivalents
At September 30, 2021, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
Fixed Maturity Investments
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows at September 30, 2021 and December 31, 2020, respectively:

September 30, 2021	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$73,485	$16	$(7)	$73,494	0.1%	1.1
U.S. agency bonds – mortgage-backed	117,205	3,915	(103)	121,017	2.7%	1.7
Non-U.S. government bonds	3,164	187	—	3,351	0.3%	7.5
Asset-backed securities	204,601	930	(2,693)	202,838	1.5%	0.6
Corporate bonds	359,380	17,787	(5,440)	371,727	2.4%	3.1
Total fixed maturities	757,835	22,835	(8,243)	772,427	2.0%	2.0
Cash and cash equivalents	50,961	—	—	50,961	—%	0.0
Total	$808,796	$22,835	$(8,243)	$823,388	1.9%	1.9

December 31, 2020	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$94,468	$34	$—	$94,502	0.1%	1.4
U.S. agency bonds – mortgage-backed	272,124	9,439	(126)	281,437	2.5%	1.9
Non-U.S. government bonds	8,641	1,067	—	9,708	1.1%	6.2
Asset-backed securities	184,227	1,611	(406)	185,432	2.2%	0.7
Corporate bonds	604,463	40,904	(3,035)	642,332	2.3%	3.1
Total fixed maturities	1,163,923	53,055	(3,567)	1,213,411	2.2%	2.3
Cash and cash equivalents	135,826	—	—	135,826	0.1%	0.0
Total	$1,299,749	$53,055	$(3,567)	$1,349,237	2.0%	2.1
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the nine months ended September 30, 2021, the yield on the 10-year U.S. Treasury bond increased by 59 basis points to 1.52%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed maturity securities in our portfolio. The U.S. Treasury yield curve experienced a material upward shift during the nine months ended September 30, 2021, reflecting concerns about potential inflation emanating from the combination of: 1) growing confidence in the U.S. economic outlook as the economic effects of the COVID-19 pandemic continue to abate; 2) enactment of additional significant fiscal stimulus legislation in the U.S.; and 3) continued accommodative monetary policy pursued by central banks globally.
The movement in the market values of our fixed maturity portfolio during the nine months ended September 30, 2021 generated net unrealized losses of $34.9 million which reduced our book value per common share by $0.40 during that period. Our investment portfolios may be adversely impacted by unfavorable market conditions caused by the COVID-19 pandemic, which could cause continued volatility in our results of operations and negatively impact our financial condition.
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
We also monitor the duration and structure of our investment portfolio as discussed below. As of September 30, 2021, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $24.3 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above.
To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At September 30, 2021 and December 31, 2020, these respective durations in years were as follows:

	September 30, 2021	December 31, 2020
Fixed maturities and cash and cash equivalents	1.9	2.1
Reserve for loss and LAE(1)	4.0	3.9
(1) The duration regarding our reserve for loss and LAE at September 30, 2021 is gross of LPT/ADC Agreement reserves. On a net basis, the duration of our reserve for loss and LAE is 1.2 years at September 30, 2021 (December 31, 2020 - 0.9 years).
During the nine months ended September 30, 2021, the weighted average duration of our fixed maturity investment portfolio decreased 0.2 years to 1.9 years while the duration for the reserve for loss and LAE increased by 0.1 years to 4.0 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities. At September 30, 2021, the duration of our loss reserves net of the LPT/ADC Agreement was lower than the duration of our fixed maturity investment portfolio.
At September 30, 2021 and December 31, 2020, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS holdings at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021		December 31, 2020
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
FNMA – fixed rate	$59,734	49.4%	$119,910	42.6%
FHLMC – fixed rate	57,290	47.3%	138,733	49.3%
GNMA – variable rate	3,993	3.3%	5,409	1.9%
GNMA – fixed rate	—	—%	17,385	6.2%
Total U.S. agency bonds	$121,017	100.0%	$281,437	100.0%
Agency MBS bonds comprise 15.7% of our fixed maturity investments at September 30, 2021. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn.
At September 30, 2021 and December 31, 2020, 97.0% and 96.1%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

The security holdings by sector and financial strength rating of our corporate bond holdings at September 30, 2021 and December 31, 2020 were as follows:

	Ratings(1)
September 30, 2021	AAA, AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	1.6%	1.1%	—%	$10,222	2.7%
Communications	—%	1.6%	3.2%	—%	17,857	4.8%
Consumer	—%	4.7%	26.2%	3.1%	126,064	34.0%
Energy	—%	10.9%	4.7%	—%	57,926	15.6%
Financial Institutions	2.3%	19.1%	13.5%	1.7%	136,359	36.6%
Industrials	—%	0.6%	0.8%	1.4%	10,358	2.8%
Technology	—%	2.5%	1.0%	—%	12,941	3.5%
Total	2.3%	41.0%	50.5%	6.2%	$371,727	100.0%

	Ratings(1)
December 31, 2020	AAA, AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	1.0%	1.4%	—%	$15,637	2.4%
Communications	—%	1.0%	4.6%	1.6%	46,167	7.2%
Consumer	—%	2.0%	21.7%	1.8%	164,033	25.5%
Energy	2.5%	6.3%	3.0%	2.2%	89,984	14.0%
Financial Institutions	7.2%	23.8%	13.0%	1.0%	288,649	45.0%
Industrials	—%	0.9%	1.2%	0.8%	18,494	2.9%
Technology	—%	2.4%	0.6%	—%	19,368	3.0%
Total	9.7%	37.4%	45.5%	7.4%	$642,332	100.0%
(1)    Ratings as assigned by S&P, or equivalent
The table below includes the Company’s ten largest corporate holdings at fair value and as a percentage of all fixed income securities held as at September 30, 2021. As of September 30, 2021, 55.4% are U.S. dollar denominated and 44.6% are Euro denominated, 39.4% are in the Consumer Sector and 30.6% are in the Financial Institutions sector.

September 30, 2021	Fair Value	% of Holdings	Rating(1)
	($ in thousands)
Electricite de France, 4.625%, Due 9/11/2024	$17,020	2.2%	A-
Brookfield Asset Management Inc., 4.00% Due 1/15/2025	13,034	1.7%	A-
Nordea Bank ABP, 0.875% Due 6/26/2023	12,878	1.7%	A
Bayer US Finance LLC, 3.375% Due 10/8/2024	12,781	1.6%	BBB
Anheuser-Busch INBEV NV, 2.875% Due 9/25/2024	12,646	1.6%	BBB+
Carlsberg Breweries A/S, 2.5%, Due 5/28/2024	12,330	1.6%	BBB
Deutsche Bank AG (NY Branch), 3.7%, Due 5/30/2024	11,710	1.5%	BBB
Total Energies Capital International SA, 3.75%, Due 4/10/2024	10,779	1.4%	A+
Thompson Reuters Corp, 4.3% Due 11/23/23	10,650	1.4%	BBB
International Business Machines Corp., 7.0%, Due 10/30/2025	9,106	1.2%	A-
Total	$122,934	15.9%
(1)    Ratings as assigned by S&P, or equivalent

At September 30, 2021 and December 31, 2020, respectively, we held the following non-U.S. dollar denominated securities:

	September 30, 2021		December 31, 2020
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated corporate bonds	$220,381	68.7%	$349,231	97.3%
Non-U.S. dollar denominated asset-backed securities	96,888	30.2%	—	—%
Non-U.S. government bonds	3,351	1.1%	9,708	2.7%
Total non-U.S. dollar denominated securities	$320,620	100.0%	$358,939	100.0%
At September 30, 2021 and December 31, 2020, respectively, our non-U.S. dollar denominated securities were invested in the following currencies:

	September 30, 2021		December 31, 2020
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Euro	$316,756	98.8%	$329,447	91.8%
British Pound	3,864	1.2%	22,861	6.4%
Canadian Dollar	—	—%	5,110	1.4%
All other currencies	—	—%	1,521	0.4%
Total non-U.S. dollar denominated securities	$320,620	100.0%	$358,939	100.0%
The net decrease in non-U.S. denominated fixed maturities is primarily due to the relative depreciation of Euro denominated corporate bonds during the nine months ended September 30, 2021. At September 30, 2021 and December 31, 2020, all of the Company's non-U.S. government issuers have a rating of A or higher by S&P.
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings at September 30, 2021 and December 31, 2020:

Ratings(1)	September 30, 2021		December 31, 2020
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$—	—%	$1,277	0.4%
AA+, AA, AA-	7,106	3.2%	31,102	8.9%
A+, A, A-	101,067	45.9%	165,585	47.4%
BBB+, BBB, BBB-	98,770	44.8%	137,297	39.3%
BB+ or lower	13,438	6.1%	13,970	4.0%
Total non-U.S. dollar denominated corporate bonds	$220,381	100.0%	$349,231	100.0%
(1)     Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies at September 30, 2021 and December 31, 2020, respectively.
Other Investments, Equity Method Investments and Equity Securities
Our alternative investments are categorized as other investments, equity method investments, and equity securities. These include private equity, private credit and hedge funds investments, investments in limited partnerships, as well as investments in direct lending entities and investments in technology-oriented insurance related businesses known as insurtechs. Private equity investments consist of direct investments in privately held entities, investments in private equity funds and private equity co-investments with sponsoring entities. Private credit investments consist of loans and other debt securities of privately held entities or investment sponsors.
Our allocation to alternative investments increased to 18.0% of our total cash and investments as of September 30, 2021 compared to 7.3% as of December 31, 2020; and increased to 47.2% of our total shareholders' equity as of September 30, 2021 compared to 20.3% as of December 31, 2020. For further details on other investments, see "Notes to Condensed Consolidated Financial Statements: Note 4. Investments" included under Part I Item 1. "Financial Information" of this Report on Form 10-Q.
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

Investment Results
The following table summarizes our investment results for the three and nine months ended September 30, 2021 and 2020, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net investment income:	2021	2020	2021	2020
Fixed income assets(1)	$8,042	$12,514	$26,074	$44,887
Cash and restricted cash	(5)	55	11	710
Other investments, including equities	382	493	602	493
Less: Investment expenses	(942)	(376)	(2,091)	(1,131)
Total net investment income	7,477	12,686	24,596	44,959

Net realized gains:
Fixed income assets(1)	1,791	3,948	5,794	23,938
Other investments, including equities	274	339	1,316	262
Total net realized gains	2,065	4,287	7,110	24,200

Net unrealized (losses) gains:
Other investments, including equities	(3,002)	—	903	—
Total net unrealized (losses) gains	(3,002)	—	903	—

Interest in (loss) income of equity method investment:
Interest in (loss) income of equity method investments	(810)	(154)	4,912	(154)
Total interest in (loss) income of equity method investments	(810)	(154)	4,912	(154)

Total investment return included in earnings (A)	$5,730	$16,819	$37,521	$69,005

Other comprehensive income (loss):
Unrealized (losses) gains on AFS and Equity Method Investments excluding foreign exchange (B)	$(9,066)	$234	$(26,453)	$(8,919)
Total investment return = (A) + (B)	$(3,336)	$17,053	$11,068	$60,086

Annualized income from fixed income assets and cash(2)	$32,148	$50,276	$34,780	$60,796
Average aggregate fixed income assets and cash, at cost(2)	1,708,297	2,356,494	1,870,686	2,521,380
Annualized investment book yield	1.9%	2.1%	1.9%	2.4%

Average aggregate invested assets, at fair value(3)	$1,896,211	$2,435,362	$2,046,594	$2,600,508
Investment return included in net earnings	0.3%	0.7%	1.8%	2.7%
Total investment return	(0.2)%	0.7%	0.5%	2.3%
1.Includes AFS securities as well as funds withheld receivable, and loan to related party.
2.Average aggregate fixed income assets and cash include AFS securities, cash and restricted cash, funds withheld receivable, and loan to related party and is computed as an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
3.Average aggregate invested assets include all investments (AFS and alternative investments), cash and restricted cash, loan to related party and funds withheld receivable and is computed as an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

Other Balance Sheet Changes
The following table summarizes our other material balance sheet changes at September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020	Change	Change %
Reinsurance balances receivable, net	$19,788	$5,777	$14,011	242.5%
Reinsurance recoverable on unpaid losses	561,627	592,571	(30,944)	(5.2)%
Deferred commission and other acquisition expenses	40,242	51,903	(11,661)	(22.5)%
Reserve for loss and LAE	1,567,526	1,893,299	(325,773)	(17.2)%
Unearned premiums	110,071	144,271	(34,200)	(23.7)%
Deferred gain on retroactive reinsurance	50,645	74,941	(24,296)	(32.4)%
Accrued expenses and other liabilities	72,424	53,002	19,422	36.6%
The Company's deferred commission and other acquisition expenses decreased by 22.5% and unearned premiums decreased by 23.7% primarily due to the Partial Termination Amendment with AmTrust on a cut-off basis and the termination of the remaining business under both quota share contracts with AmTrust which are now in run-off as of January 1, 2019. Reinsurance balances receivable increased by 242.5% primarily due to $17.8 million of premiums receivable not yet due from European Hospital Liability Quota Share that was recognized during the third quarter of 2021.
Accrued expenses and other liabilities increased by 36.6% as at September 30, 2021 compared to December 31, 2020 due to reinsurance balances payable as a result of claims incurred under the run-off of AmTrust reinsurance contracts. The Company's reserve for loss and LAE decreased by 17.2% primarily due to the payment of prior year loss claims as well as favorable loss development recognized for the AmTrust Reinsurance segment.
The decrease in the deferred gain on retroactive reinsurance for the nine months ended September 30, 2021 by 32.4% is attributable to $24.3 million in loss and LAE recognized as favorable loss development in the Company’s GAAP income statement that are covered by the LPT/ADC Agreement. This also impacted the reinsurance recoverable on unpaid losses which decreased by $30.9 million or 5.2% as at September 30, 2021 compared to December 31, 2020.
Capital Resources
Capital resources consist of funds deployed in support of our operations. In the nine months ended September 30, 2021, our total capital resources decreased by $144.6 million, or 18.3% compared to December 31, 2020 primarily due to repurchases of our preference shares and unrealized losses on our fixed maturity investment portfolio partially offset by net income attributable to common shareholders.
During the three months ended September 30, 2021, book value per common share decreased by 3.1% to $2.50 and diluted book value per common share decreased by 3.1% to $2.48, compared to June 30, 2021. This was largely due to a net loss of $3.1 million and net decrease in AOCI of $10.6 million during the three months ended September 30, 2021, which was partially offset by the gain of $6.0 million on the 2021 Preference Share Repurchase Program during the third quarter.
During the nine months ended September 30, 2021, book value per common share increased by 59.2% to $2.50 and diluted book value per common share increased by 60.0% to $2.48, compared to December 31, 2020. This was primarily due to the gain of $87.2 million on the 2021 Preference Share Repurchase Program which increased book value by $1.01 per common share. Book value also increased due to net income of $14.3 million during the nine months ended September 30, 2021, partially offset by a net decrease in AOCI of $28.7 million for the nine months ended September 30, 2021.

The following table shows the movement in total capital resources at September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020	Change	Change %
Preference shares	$167,418	$394,310	$(226,892)	(57.5)%
Common shareholders' equity	215,756	133,506	82,250	61.6%
Total shareholders' equity	383,174	527,816	(144,642)	(27.4)%
Senior Notes - principal amount	262,500	262,500	—	—%
Total capital resources	$645,674	$790,316	$(144,642)	(18.3)%
The net decrease in total capital resources was due to the decline in total shareholders' equity at September 30, 2021 which decreased by $144.6 million, or 27.4% compared to December 31, 2020 due to the following:
•net decrease of $132.2 million from the 2021 Preference Share Repurchase Program composed of a decline in preference share capital of $226.9 million partly offset by: (1) a gain on repurchase of preference shares of $87.2 million for the nine months ended September 30, 2021 which increased retained earnings; and (2) a net increase in additional paid-in capital of $7.5 million relating to proportionate share in issuance costs of preference shares repurchased, which was previously recognized as a reduction in additional paid-in capital;

•net decrease in AOCI of $28.7 million which arose due to: (1) net unrealized losses on investment of $42.3 million resulting largely from the net decrease in the fair value of $34.9 million for our fixed income investment portfolio relating to market price movements due to rising interest rates during the nine months ended September 30, 2021 and $7.5 million related to equity method investments; less (2) an increase in cumulative translation adjustments of $13.6 million due to the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro during the nine months ended September 30, 2021; partly offset by:
•net income attributable to Maiden of $14.3 million for the nine months ended September 30, 2021; and
•net increase due to share-based compensation of $2.0 million.
Please refer to "Notes to Consolidated Financial Statements Note 13. Shareholders' Equity" included under Part II Item 8. "Financial Statements and  Supplementary Data" of our Annual Report on Form 10-K for a discussion of the equity instruments issued by the Company as at December 31, 2020.
Book value and diluted book value per common share at September 30, 2021 and December 31, 2020 were computed as follows:

($ in thousands except share and per share data)	September 30, 2021	December 31, 2020
Ending common shareholders’ equity	$215,756	$133,506
Proceeds from assumed conversion of dilutive options	10	10
Numerator for diluted book value per common share calculation	$215,766	$133,516

Common shares outstanding	86,443,757	84,801,161
Shares issued from assumed conversion of dilutive options and restricted shares	510,577	1,489,064
Denominator for diluted book value per common share calculation	86,954,334	86,290,225

Book value per common share	$2.50	$1.57
Diluted book value per common share	2.48	1.55
Common Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the nine months ended September 30, 2021, the Company did not repurchase any common shares under its share repurchase authorization as it is precluded from repurchasing its common shares due to its failure to pay dividends on its preference shares. Until such time as dividends on preference shares are paid, the Company will not be able to repurchase or pay dividends on its common shares. At September 30, 2021, the Company had a remaining authorization of $74.2 million for share repurchases.
On October 25, 2019, the Company transferred the listing of its common shares from the NASDAQ Global Select Market to the NASDAQ Capital Market. The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Select Market and listed companies must meet certain financial requirements and comply with the NASDAQ Stock Market LLC’s (“NASDAQ”) corporate governance requirements. The Company’s common shares trade under the symbol “MHLD”. On April 17, 2020, the Company received a letter from NASDAQ stating that the Company had not regained compliance during the compliance period and that the Company’s securities would be delisted from the NASDAQ Capital Market by the opening of business on April 28, 2020 unless the Company requests an appeal of NASDAQ’s determination to a Hearings Panel. On April 24, 2020, the Company filed a Hearing Request Form to appeal NADSAQ’s determination with the Hearings Panel. On June 2, 2020, the Company issued a press release announcing it had regained compliance with NADSAQ’s minimum bid price and all applicable listing requirements for continued listing, and the appeal hearing was canceled. Accordingly, the Company's common shares continue to be listed on the NASDAQ Capital Market.
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
Please refer to "Notes to Consolidated Financial Statements - Note 6. Shareholders' Equity and Note 14. Subsequent Events" under Part 1 Item 1 "Financial Information" of this Quarterly Report on Form 10-Q for further information on our preference shares, including a summary of repurchases made of the Company's preference shares during the three and nine months ended September 30, 2021 as well as those made subsequent to September 30, 2021. The Company has a remaining authorization of $17.3 million for preference share repurchases.
Senior Notes
There were no changes in the Company’s Senior Notes at September 30, 2021 compared to December 31, 2020 and the Company did not enter into any short-term borrowing arrangements during the nine months ended September 30, 2021. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes.
The ratio of Debt to Total Capital Resources at September 30, 2021 and December 31, 2020 was computed as follows:

($ in thousands)	September 30, 2021	December 31, 2020
Senior notes - principal amount	$262,500	$262,500
Maiden shareholders’ equity	383,174	527,816
Total capital resources	$645,674	$790,316
Ratio of debt to total capital resources	40.7%	33.2%
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
As discussed above, at September 30, 2021, guarantees of $33.2 million have been provided to lenders by the Company on behalf of the real estate joint venture, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

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
Non-GAAP operating loss were $3.1 million for the three months ended September 30, 2021 compared to non-GAAP operating loss of $2.3 million for the same period in 2020. The Company's non-GAAP operating results included a non-GAAP underwriting loss of $7.3 million for the three months ended September 30, 2021 compared to an underwriting loss of $4.4 million for the same period in 2020, due to underwriting results not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) as well as claims related to the European Hospital Liability Quota Share. The deterioration in underwriting results are due primarily to higher loss ratios on the run-off of unearned premium for terminated reinsurance contracts in the AmTrust Reinsurance segment for the three months ended September 30, 2021 as well as higher expense ratios caused by a significant decrease in earned premium.
Non-GAAP operating earnings were $58.1 million for the nine months ended September 30, 2021, compared to a non-GAAP operating earnings of $2.0 million for the same period in 2020. The Company's non-GAAP operating results included a non-GAAP underwriting loss of $17.9 million for the nine months ended September 30, 2021 compared to a non-GAAP underwriting loss of $9.6 million for the same period in 2020, due to underwriting results not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) and claims related to the European Hospital Liability Quota Share. The deterioration in underwriting results are due primarily to higher loss ratios on the run-off of unearned premium for terminated reinsurance contracts in the AmTrust Reinsurance segment for the nine months ended September 30, 2021 as well as higher expense ratios caused by a significant decrease in earned premium.
Non-GAAP operating (loss) earnings and Non-GAAP diluted operating (loss) earnings per share attributable to common shareholders
Non-GAAP operating (loss) earnings and non-GAAP diluted operating (loss) earnings per share attributable to common shareholders can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended September 30,	2021	2020
	($ in thousands except per share data)
Net income available to Maiden common shareholders	$2,864	$2,162
Add (subtract):
Net realized and unrealized losses (gains) on investment	937	(4,287)
Total other-than-temporary impairment losses	—	962
Foreign exchange and other (gains) losses	(4,116)	6,536
Interest in loss of equity method investments	810	154
Favorable prior year loss development subject to LPT/ADC Agreement	(3,609)	(7,840)
Non-GAAP operating loss	$(3,114)	$(2,313)

Diluted earnings per share attributable to common shareholders	$0.03	$0.03
Add (subtract):
Net realized and unrealized losses (gains) on investment	0.01	(0.05)
Total other-than-temporary impairment losses	—	0.01
Foreign exchange and other (gains) losses	(0.05)	0.07
Interest in loss of equity method investments	0.01	—
Favorable prior year loss development subject to LPT/ADC Agreement	(0.04)	(0.09)
Non-GAAP diluted operating loss per share available to common shareholders	$(0.04)	$(0.03)

For the Nine Months Ended September 30,	2021	2020
	($ in thousands except per share data)
Net income available to Maiden common shareholders	$101,426	$32,235
Add (subtract):
Net realized and unrealized gains on investment	(8,013)	(24,200)
Total other-than-temporary impairment losses	—	2,468
Foreign exchange and other (gains) losses	(6,070)	634
Favorable prior year loss development subject to LPT/ADC Agreement	(24,296)	(9,250)
Interest in (income) loss of equity method investments	(4,912)	154
Non-GAAP operating earnings	$58,135	$2,041

Diluted earnings per share attributable to common shareholders	$1.17	$0.38
Add (subtract):
Net realized and unrealized gains on investment	(0.09)	(0.29)
Total other-than-temporary impairment losses	—	0.03
Foreign exchange and other (gains) losses	(0.07)	0.01
Favorable prior year loss development subject to LPT/ADC Agreement	(0.28)	(0.11)
Interest in (income) loss of equity method investments	(0.06)	—
Non-GAAP diluted operating earnings per share attributable to common shareholders	$0.67	$0.02

Non-GAAP Operating ROACE
Non-GAAP Operating ROACE for the three and nine months ended September 30, 2021 and 2020 was computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Non-GAAP operating loss	$(3,114)	$(2,313)	$58,135	$2,041
Opening adjusted common shareholders’ equity	277,082	177,279	208,447	155,668
Ending adjusted common shareholders’ equity	273,565	153,081	273,565	153,081
Average adjusted common shareholders’ equity	275,324	165,180	241,006	154,375
Non-GAAP Operating ROACE	(4.5)%	(5.6)%	32.3%	1.8%

Non-GAAP Underwriting Results and Combined Ratio
The following summarizes our non-GAAP underwriting results for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Gross premiums written	$6,821	$3,517	$7,865	$20,233
Net premiums written	$6,953	$3,031	$7,518	$17,493
Net premiums earned	$15,030	$24,305	$40,106	$76,828
Other insurance revenue	138	261	946	919
Non-GAAP net loss and LAE(1)	(14,123)	(16,905)	(31,842)	(50,409)
Commission and other acquisition expenses	(6,313)	(9,651)	(19,154)	(29,778)
General and administrative expenses	(1,990)	(2,448)	(7,975)	(7,118)
Non-GAAP underwriting loss (1)	$(7,258)	$(4,438)	$(17,919)	$(9,558)
Ratios:
Non-GAAP net loss and LAE ratio(1)	93.1%	68.8%	77.6%	64.8%
Commission and other acquisition expense ratio	41.6%	39.3%	46.6%	38.3%
General and administrative expense ratio	43.9%	33.2%	72.0%	33.4%
Expense ratio	85.5%	72.5%	118.6%	71.7%
Non-GAAP combined ratio(1)	178.6%	141.3%	196.2%	136.5%
(1) Non-GAAP underwriting loss, non-GAAP net loss and LAE, non-GAAP net loss and LAE ratio, and non-GAAP combined ratio for the three and nine months ended September 30, 2021 include the impact of prior year reserve development subject to the LPT/ADC Agreement. Please see the "Key Financial Measures" section for definitions of Non-GAAP underwriting loss, net loss and LAE, non-GAAP net loss and LAE ratio, and non-GAAP combined ratio.
The non-GAAP underwriting results as well as the non-GAAP loss and LAE and ratios and non-GAAP combined ratios include the impact of prior year loss reserve development related to the AmTrust Quota Share which is fully recoverable from Cavello and subject to the LPT/ADC Agreement to show the ultimate economic benefit to the Company.
As shown in the table above, adjusted for the impact of favorable prior year reserve development subject to the LPT/ADC Agreement of $3.6 million and $24.3 million during the three and nine months ended September 30, 2021, respectively, the non-GAAP underwriting loss was $7.3 million and $17.9 million, respectively. This compared to a non-GAAP underwriting loss of $4.4 million and $9.6 million for the same respective periods in 2020 when adjusted for the impact of favorable prior year reserve development subject to the LPT/ADC Agreement of $7.8 million and $9.3 million during the three and nine months ended September 30, 2020, respectively.
The non-GAAP underwriting results above were due to underwriting results in the AmTrust Reinsurance segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) as well as claims related to the European Hospital Liability Quota Share. Results in the Diversified Reinsurance segment during the three and nine months ended September 30, 2021 and 2020 were generally stable.

The non-GAAP combined ratio during the three and nine months ended September 30, 2021 was 178.6% and 196.2%, respectively, compared to 141.3% and 136.5% during the same respective periods in 2020 as shown in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Combined ratio	154.8%	109.4%	137.0%	124.6%
Less: Favorable prior year loss development subject to LPT/ADC Agreement	(23.8)%	(31.9)%	(59.2)%	(11.9)%
Non-GAAP combined ratio	178.6%	141.3%	196.2%	136.5%
Non-GAAP Net Loss and LAE
Adjusted for the impact of favorable prior year loss development on AmTrust reserves subject to the LPT/ADC Agreement, non-GAAP net loss and LAE for the three and nine months ended September 30, 2021 increased by $3.6 million and $24.3 million, respectively, as these amounts are ultimately recoverable from Cavello. In comparison, adjusted for the impact of favorable prior year loss development on AmTrust reserves subject to the LPT/ADC Agreement during the three and nine months ended September 30, 2020, the non-GAAP net loss and LAE increased by $7.8 million and $9.3 million, respectively, as these reserves are ultimately recoverable from Cavello.
This adjustment is reflected in the calculation of non-GAAP Loss and LAE as shown below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Net loss and LAE	$10,514	$9,065	$7,546	$41,159
Less: Favorable prior year loss development subject to LPT/ADC Agreement	(3,609)	(7,840)	(24,296)	(9,250)
Non-GAAP net loss and LAE	$14,123	$16,905	$31,842	$50,409
Adjusted for the impact of favorable prior year loss development on AmTrust reserves subject to the LPT/ADC Agreement of $3.6 million and $24.3 million during the three and nine months ended September 30, 2021, respectively, non-GAAP net loss and LAE was $14.1 million and $31.8 million, respectively, as shown in the table above. Adjusted for the impact of favorable prior year loss development on AmTrust reserves subject to the LPT/ADC Agreement of $7.8 million and $9.3 million during the three and nine months ended September 30, 2020, respectively, the non-GAAP loss and LAE was $16.9 million and $50.4 million, respectively.
The non-GAAP net loss and LAE ratio was 93.1% and 77.6% for the three and nine months ended September 30, 2021, respectively, compared to 68.8% and 64.8% for the same respective periods in 2020.
Adjusted Shareholders' Equity, Adjusted Total Capital Resources, Adjusted Book Value per Common Share, and Ratio of Debt to Total Adjusted Capital Resources
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at September 30, 2021 and December 31, 2020 reflect the addition of the unamortized deferred gain on retroactive reinsurance to the GAAP shareholders' equity as depicted in the computations below. The estimated deferred gain of $50.6 million at September 30, 2021 and $74.9 million at December 31, 2020 arises from the LPT/ADC Agreement with Cavello relating to losses subject to that agreement which are fully recoverable from Cavello.
The decrease in the unamortized deferred gain on retroactive reinsurance for the nine months ended September 30, 2021 is attributable to $24.3 million in loss and LAE recognized as favorable loss development in the Company's GAAP income statement that are subject to the LPT/ADC Agreement. We believe the inclusion of the unamortized deferred gain in these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve the Company's shareholders' equity over the settlement period under the terms of the agreement.
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at September 30, 2021 also excludes the LP Investment Adjustment, which pertains to the equity accounting related to the fair value of certain hedged liabilities within an equity method investment held by the Company wherein the ultimate realizable value of the asset supporting the hedged liabilities cannot currently be recognized at fair value. We believe that this adjustment recognizes future realizable value and reflects the ultimate economic benefit of this investment which will improve the Company's shareholders' equity over the hedged contract period within the investment.

Reconciliation of shareholders' equity to Adjusted shareholders' equity and Adjusted Total Capital Resources
The following table computes adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain on retroactive reinsurance as well as the LP Investment Adjustment for realizable value of intangible asset in limited partnership investment at September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020	Change	Change %
Preference shares	$167,418	$394,310	$(226,892)	(57.5)%
Common shareholders' equity	215,756	133,506	82,250	61.6%
Total shareholders' equity	383,174	527,816	(144,642)	(27.4)%
LP Investment Adjustment	7,164	—	7,164	NM
Unamortized deferred gain on retroactive reinsurance	50,645	74,941	(24,296)	(32.4)%
Adjusted shareholders' equity	440,983	602,757	(161,774)	(26.8)%
Senior Notes - principal amount	262,500	262,500	—	—%
Adjusted total capital resources	$703,483	$865,257	$(161,774)	(18.7)%
NM - non meaningful
Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The adjusted book value per common share, as reconciled for the recognition of the unamortized deferred gain on retroactive reinsurance as well as the LP Investment Adjustment for realizable value of intangible asset in limited partnership investment at September 30, 2021 and December 31, 2020, was computed as follows:

	September 30, 2021	December 31, 2020
Book value per common share	$2.50	$1.57
LP Investment Adjustment	0.08	—
Unamortized deferred gain on retroactive reinsurance	0.58	0.89
Adjusted book value per common share	$3.16	$2.46
Ratio of Debt to Adjusted Total Capital Resources
Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at September 30, 2021 and December 31, 2020 was computed as follows:

($ in thousands)	September 30, 2021	December 31, 2020
Senior notes - principal amount	$262,500	$262,500
Adjusted shareholders’ equity	440,983	602,757
Adjusted total capital resources	$703,483	$865,257
Ratio of debt to adjusted total capital resources	37.3%	30.3%

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely affected. At September 30, 2021, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the unaudited Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange gains of $4.1 million and $6.3 million were generated during the three and nine months ended September 30, 2021, respectively, compared to net foreign exchange losses of $6.5 million and $0.2 million for the three and nine months ended September 30, 2020, respectively.
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
Off-Balance Sheet Arrangements
At September 30, 2021, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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
2. (c) Share Repurchases
Common Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. The Company has a remaining authorization of $74,245 for share repurchases at September 30, 2021. There were no share repurchases during the three months ended September 30, 2021 under the share repurchase authorization.
Subsequent to the three months ended September 30, 2021 and through the period ended November 9, 2021, the Company did not repurchase any additional common shares which represent tax withholding in respect of tax obligations on the vesting of performance based shares.
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
The following table shows the summary of repurchases made of the Company's preference shares pursuant to the 2021 Preference Share Repurchase Program during the three and nine months ended September 30, 2021:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Number of shares purchased	Average price of shares purchased	Number of shares purchased	Average price of shares purchased

Series A	135,353	$13.51	3,519,093	$14.74
Series C	241,466	13.42	2,917,244	14.44
Series D	181,817	13.34	2,639,336	14.45
Total	558,636	13.42	9,075,673	14.56

Total price paid (in millions)	$7.5		$132.2
Gain on purchase (in millions)	$6.0		$87.2
As of September 30, 2021, the Company had a remaining authorization of $17.8 million for preference share repurchases.
Subsequent to September 30, 2021, under the Rule 10b5-1 plan, the Company repurchased via the open market (i) 29,502 shares of the Company's 7.125% Non-Cumulative Preference Shares Series C at an average price of $12.33 per share, and (ii) 14,637 shares of the Company's 6.7% Non-Cumulative Preference Shares Series D at an average price of $12.33 per share for a total amount of $544. The acquisition by Maiden Reinsurance of these preference shares were made in compliance with the Company's investment guidelines previously approved by the Vermont DFR. These purchases will result in a gain on purchase of approximately $0.5 million in the fourth quarter of 2021. The Company has a remaining authorization of $17.3 million for preference share repurchases.
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
101.1
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL: (i) unaudited Condensed Consolidated Balance Sheets; (ii) unaudited Condensed Consolidated Statements of Income; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income; (iv) unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity; (v) unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
November 9, 2021		/s/ Lawrence F. Metz
Lawrence F. Metz President and Co-Chief Executive Officer

/s/ Patrick J. Haveron
Patrick J. Haveron Co-Chief Executive Officer and Chief Financial Officer