Form 10-K
period 2021-12-31
Maiden Holdings, Ltd.
filed 2022-03-14
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $232.6 million based on the closing sale price of the registrant’s common shares on the NASDAQ Capital Market on that date. As of March 4, 2022, 86,474,162 common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on May 4, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
References in this Annual Report on Form 10-K to the terms "we","us","our","the Company" or other similar terms mean the consolidated operations of Maiden Holdings, Ltd. and our consolidated subsidiaries, unless the context requires otherwise. References in this Annual Report on Form 10-K to the term "Maiden Holdings" means Maiden Holdings, Ltd. only. References in this Annual Report on Form 10-K to $ are to the lawful currency of the United States, unless otherwise indicated. Any discrepancies between the amounts included in Parts I and II discussions in this Annual Report on Form 10-K and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K are due to rounding.
Risk Factor Summary
We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. The following is a summary of the principal factors that make investing in our securities risky and may cause our actual results to differ materially from forward-looking statements included in this Annual Report on Form 10-K. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows and should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in Part I, Item 1A. in this report:
•we have incurred volatile operating results in recent years and there can be no assurance that we will maintain operating profitability or return to active underwriting on new prospective reinsurance risks;
•management may not successfully implement its business strategy which could result in a decline of capital or adversely affect our financial condition or results of operations and may create enhanced risks;
•our actual losses may be greater than our reserve for loss and loss adjustment expenses ("loss and LAE");
•our reinsurers may not pay losses in a timely fashion, or at all, which could have a material adverse effect on our results of operations or financial condition;
•the failure of any of the loss limitation methods we have employed or could employ in the future could have a material adverse effect on our results of operations or financial condition;
•we depend on the policies, procedures and expertise of ceding companies for the business we have written in the past; these companies may have failed to accurately assess and price the risks they have underwritten, which may lead us to inaccurately assess and price the risks we assumed;
•the failure of our underwriting process and risk management could have an adverse effect on our results of operations or financial condition;
•failure of our information technology systems or breaches to our technology systems as a result of cyber-attacks could disrupt our business and adversely impact our profitability;
•we may not have sufficient unrestricted liquidity to meet our obligations and favorable terms to obtain additional capital may not be available;

•a significant amount of our invested assets are subject to changes in interest rates and market volatility. If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected;
•the determination of the fair values of our investments and whether a decline in the fair value of an investment is other-than-temporary are based on management’s judgment and may prove to be incorrect;
•our investments in alternative investments and our investments in joint ventures and/or entities accounted for using the equity method may be illiquid and volatile in terms of value and returns, which could negatively affect our investment income and liquidity;
•we do not anticipate paying any cash dividends on our common shares for the foreseeable future and there can be no assurance that dividends on the Preference Shares will resume;
•we may not be able to comply with restrictive covenants contained in the documents governing our Senior Notes or any future credit facility which could trigger prepayment obligations;
•compliance by our insurance subsidiaries with the legal and regulatory requirements to which they are subject is expensive. Any failure to comply could have a material adverse effect on our business;
•our industry is highly regulated, the regulatory requirements are expensive and we are subject to significant legal restrictions and these restrictions may have a material adverse effect on us;
•our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments;
•we have risks related to our Preference Shares and Senior Notes;
•a few significant shareholders may influence or control the direction of our business. If the ownership of our common shares continues to be highly concentrated, it may limit your ability and the ability of other shareholders to influence significant corporate decisions;
•the market price for our ordinary shares has been and may continue to be highly volatile, and if there is a further sustained decline in our share price there could be limited liquidity for our ordinary shares;
•provisions in our bye-laws could change voting rights of our shares, impede an attempt to replace or remove our directors, and/or make it difficult for a third party to acquire us which could diminish the value of our common shares;
•we may not be able to attract and retain key employees or successfully implement our newly formulated business strategy;
•our employee attrition recently has been high and may affect our ability to adequately manage our business;
•significant changes in our reinsurance relationship with AmTrust Financial Services, Inc. ("AmTrust") have reduced our current and future revenues and create significant uncertainty for sources of future liquidity;
•our initial arrangements with AmTrust were negotiated while we were its affiliate and as such the arrangements could be challenged as not reflecting terms that we would agree to in arm’s-length negotiations with an independent third party; and
•our non-executive Chairman of the Board of Directors (the "Board") currently holds the positions of Chief Executive Officer and Chairman of AmTrust. These dual positions may present, and make us vulnerable to, difficult conflicts of interest and related legal challenges.

Item 1. Business.
General Overview
Maiden Holdings is a Bermuda-based holding company. We create shareholder value by actively managing and allocating our assets and capital, including through ownership and management of businesses and assets primarily in the insurance and related financial services industries where we can leverage our deep knowledge of those markets. We also provide a full range of legacy services to small insurance companies, particularly those in run-off or with blocks of reserves that are no longer core, working with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives. We expect our legacy solutions business to contribute to our active asset and capital management strategies.
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
We are not actively underwriting reinsurance business on prospective risks but are now actively underwriting risks on a retroactive basis through our indirect wholly owned subsidiary Genesis Legacy Solutions, LLC ("GLS"). We also have various historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off, including the liabilities associated with AmTrust reinsurance agreements which were terminated in early 2019 as discussed in "Note 10 — Related Party Transactions" of the Notes to Consolidated Financial Statements included in Part II Item 8. "Financial Statements and Supplementary Data". In addition, we have a retroactive reinsurance agreement and a commutation agreement that further reduces our exposure to and limits the potential volatility related to AmTrust liabilities in run-off, which are discussed in "Note 8 — Reinsurance" of the Notes to Consolidated Financial Statements included in Part II Item 8. "Financial Statements and Supplementary Data".
Recent Developments
Since the third quarter of 2018, we have engaged in a series of transactions that dramatically reduced the regulatory capital required to operate our business, materially strengthened our solvency ratios, re-domiciled Maiden Reinsurance from Bermuda to the State of Vermont in the U.S. and ceased active reinsurance underwriting on new prospective risks. During that time, we significantly increased our estimate of ultimate loss and loss expense reserves while purchasing reinsurance protection against further loss reserve volatility, and as a result, have improved the ultimate economic value of the Company.
Details of strategic measures and other capital transactions are also discussed in the "Recent Developments" section of Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" as well as the related discussion in our Notes to the Consolidated Financial Statements in "Note 10 — Related Party Transactions" and "Note 6 — Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10–K.
Our future results, and our ability to generate an improved risk-adjusted return on capital, may be impacted by risks and trends set forth in Item 1A, "Risk Factors", and elsewhere in this Annual Report on Form 10-K.
Business Strategy
We continued to pursue our revised operating strategy during 2021 by leveraging the significant assets and capital we retain. In addition to restoring operating profitability, our strategic focus centers on allocating capital and resources which we believe will create the greatest risk-adjusted shareholder returns, whether via asset and capital management or active reinsurance underwriting of new risks, or a combination of both. Further details are discussed in the "Business Strategy" section of Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview" of this Annual Report on Form 10–K.
Our Principal Operating Subsidiaries
Maiden Reinsurance, an indirect wholly owned subsidiary of Maiden Holdings, is an affiliated reinsurance company licensed in the State of Vermont in the U.S. and our principal operating subsidiary which commenced operations in June 2007. Effective March 16, 2020, we re-domesticated Maiden Reinsurance from Bermuda to Vermont in the U.S., having determined that re-domesticating Maiden Reinsurance to Vermont enables us to better align our capital and resources with our liabilities, which originate mostly in the U.S., resulting in a more efficient structure. Maiden Reinsurance is now subject to the statutes and regulations of Vermont in the ordinary course of business. The re-domestication did not apply to Maiden Holdings which remains a Bermuda-based holding company.
Maiden Holdings North America, Ltd. ("Maiden NA") is our wholly owned U.S. holding company and is domiciled in the State of Delaware.
Maiden Global, a wholly owned subsidiary of Maiden Holdings, operates as an insurance services company. Maiden Global is organized under the laws of England and Wales. Maiden LF and Maiden GF, both wholly owned subsidiaries of Maiden Holdings, are insurance companies organized under the laws of Sweden and write income protection insurance on a primary basis in the Scandinavian and Northern European market.

GLS was formed in November 2020 and is a wholly owned subsidiary of Maiden Reinsurance domiciled in the State of Delaware. GLS specializes in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core, working with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives.
Our Reportable Segments
Our business currently consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty insurance and reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. This segment now also includes transactions entered into by GLS. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”) and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), which are both in run-off effective January 1, 2019.
Financial data relating to our two reportable segments is included in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Consolidated Financial Statements - Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
The table below compares net premiums earned, by reportable segment, reconciled to the total consolidated net premiums earned for the years ended December 31, 2021 and 2020:

For the Year Ended December 31,	2021		2020
($ in thousands)	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total
Diversified Reinsurance	$27,681	52.2%	$47,847	45.1%
AmTrust Reinsurance	25,312	47.8%	58,234	54.9%
Total	$52,993	100.0%	$106,081	100.0%
Financial data relating to the geographical areas in which we operate and relating to our principal products by line of business may be found in "Notes to Consolidated Financial Statements - Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Diversified Reinsurance Segment
In this segment, Maiden Reinsurance wrote treaties on both a quota share basis and excess of loss basis outside the U.S. whereas Maiden LF and Maiden GF write business within Europe on a primary basis. Maiden Reinsurance has a limited number of in-force reinsurance contracts remaining that are renewals of existing contracts as well as reinsurance transactions entered into by GLS. Net premiums written by our Diversified Reinsurance segment operating subsidiaries, after intercompany reinsurance, for the years ended December 31, 2021 and 2020 included:

For the Year Ended December 31,	2021		2020
($ in thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Maiden Reinsurance	$(1,031)	(6.4)%	$21,073	56.6%
Maiden LF	9,553	59.3%	9,421	25.3%
Maiden GF	7,576	47.1%	6,764	18.1%
Total	$16,098	100.0%	$37,258	100.0%
Please refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion on the performance of our Diversified Reinsurance segment for the years ended December 31, 2021 and 2020.
Maiden Global’s business development teams partnered with automobile manufacturers, dealer associations and local primary insurers to design and implement point of sale insurance programs which generated revenue for the auto manufacturer and insurance premiums for the primary insurer ("IIS business"). However, all of these programs are now in run-off and no new programs are being sought. There is no new written premium and the only remaining earned premium is from the Australian program which will continue into 2022. IIS premiums by line of business for the years ended December 31, 2021 and 2020:

For the Year Ended December 31,	2021		2020
($ in thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Personal Auto - Quota Share Reinsurance	$(4,592)	(28.5)%	$20,596	55.3%
Credit Life - Insurance	20,716	128.5%	16,630	44.7%
Total	$16,124	100.0%	$37,226	100.0%

For the years ended December 31, 2021, the Company's net written premiums for Personal Auto on a quota share reinsurance basis were negative and significantly decreased compared to 2020 primarily due to the return of unearned premiums written in a German Auto quota share reinsurance contract in our IIS business which went into run-off on January 1, 2021. German Auto reinsurance had negative written premiums of $4.8 million for the year ended December 31, 2021 compared to net premiums written of $20.7 million for the same period in 2020.
AmTrust Reinsurance Segment
General
AmTrust is a multinational specialty property and casualty insurance holding company with operations in the U.S., Europe and Bermuda. Effective January 1, 2019 (a) the AmTrust Quota Share, and (b) the European Hospital Liability Quota Share were terminated on a run-off basis. These transactions are broadly referred to herein as the "Final AmTrust QS Terminations". Apart from certain unearned premiums in the AmTrust Quota Share and the European Hospital Liability Quota Share that were earned subsequent to December 31, 2019, there was no new premium written within this segment during 2021 and 2020.
Information relating to our founding shareholders that are affiliated with AmTrust ("Founding Shareholders") may be found in "Notes to Consolidated Financial Statements - Note 10. Related Party Transactions" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Through our reinsurance agreements with AmTrust, we reinsured specific lines of business within the following AmTrust business segments:
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
As a property and casualty holding company, our insurance subsidiaries are in the business of assuming risk. We are not currently underwriting reinsurance business on prospective risks as we historically have, but are now actively underwriting risks on a retroactive basis. Our primary risks are categorized as follows:
•Strategic risk – the risk that strategic decisions have an unexpected or adverse impact on future earnings or capital adequacy. This includes the ability to deploy capital in order to maximize risk adjusted returns in the most efficient way, without adversely impacting the adequacy of our capital position;
•Insurance risk - the risk that insured losses are higher than our expectations. This includes losses arising from inadequate loss reserves, losses from larger than expected non-catastrophe current accident year losses, and catastrophe losses that exceed our expectation or our reinsurance limits. Maiden Reinsurance is not engaged in active reinsurance underwriting on prospective risks and as a result our insurance risk from premiums is immaterial;
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
Reserve for Loss and LAE
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
For additional information concerning our reserves, see Item 7,"Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserve for Loss and LAE" and "Notes to Consolidated Financial Statements - Note 9 — Reserve for Loss and Loss Adjustment Expenses" included under Item 8 "Financial Statement and Supplementary Data", for further information regarding the specific actuarial models we utilize and the uncertainties in establishing the reserve for loss and LAE.
Our Financial Strength Rating
A.M. Best has developed a rating system to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. Each rating reflects that rating agency’s independent opinion of the capitalization, management and sponsorship of the entity to which it relates, and is neither an evaluation directed to investors in our common shares nor a recommendation to buy, sell or hold our common shares. A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (In Liquidation). We currently do not have a financial strength rating from any of the major rating agencies that cover our industry.
As presently constituted, we believe that our current business operations neither require a financial strength rating nor inhibit us from pursuing or achieving our strategic objectives. However, as we continue to evaluate our ongoing business strategy, the lack of a financial strength rating from one of the major rating agencies may limit or negatively impact our ability to market and sell our products in the future. It may also require us to use collateral more frequently to secure client relationships, which could impact our unrestricted liquidity. Both of these factors would be key considerations as to whether and when we would resume active underwriting of new prospective risks.
Our Employees
On March 4, 2022, we had approximately 52 full-time and part-time employees who are located in Bermuda, the U.S., the U.K., Germany, Ireland and Sweden. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements.
Regulatory Matters
General
The insurance and reinsurance industry are subject to regulatory and legislative oversight and regulation in various markets in which we operate.
U.S. Insurance Regulation
Until its re-domestication to Vermont, Maiden Reinsurance was regulated as a registered Class 3B general business insurer under the Insurance Act 1978 of Bermuda, as amended, and related regulations. As of March 16, 2020, Maiden Reinsurance is an affiliated reinsurer organized under the laws of Vermont. Regulatory, supervisory and administrative authority over insurance companies in the United States is primarily delegated to the states with the exception of federal authority over boycott, coercion and intimidation, federal antitrust laws and where federal law is enacted specifically to regulate the business of insurance. Among other things, state insurance departments regulate insurer solvency standards, insurer and agent licensing, authorized investments, loss and loss expense reserves and provisions for unearned premiums, and deposits of securities for the benefit of policyholders. Maiden Reinsurance is required to file detailed financial statements and other reports with the Vermont Department of Financial Regulation ("Vermont DFR"). These financial statements are subject to the supervision, regulation and periodic examination by the Vermont DFR.
State Insurance Department Examinations
Maiden Reinsurance is subject to the financial supervision and regulation of the Vermont DFR. As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally not less frequently than once every five years. Examinations may be carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners ("NAIC").
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
Holding Company Regulation
Maiden Reinsurance is subject to the U.S. statutory holding company laws of Vermont. The insurance holding company laws and regulations apply directly to individual insurers, indirectly to non-insurance entities, and provide regulators the ability to look at any entity within an insurance holding company system. State regulations generally provide that each insurance company in an insurance holding company system must register with the insurance department of its state of domicile. These laws vary from state to state, but each state has enacted legislation which requires licensed insurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. All transactions involving the insurers in a holding company system and their affiliates must be fair and reasonable and often require prior notice and non-disapproval by the state insurance department of their domicile. Further, state insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers. Any capital distribution of any kind out of Maiden Reinsurance would be done consistent with Vermont regulations or as required, with the prior approval of the Vermont DFR.
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
Additionally, the NAIC Model Holding Company Act and NAIC Model Holding Company Regulation address “enterprise” risk - the risk that an activity, circumstance, event, or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. The Vermont DFR adopted the requirement for a holding company to annually submit an Enterprise Risk Report with the state commissioner.
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
Risk-Based Capital
U.S. insurers are also subject to risk-based capital ("RBC") guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of a company's investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to asset, premium and reserve items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. Insurers that have less statutory capital than the RBC calculation required are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. Maiden Reinsurance filed its first RBC reports in March 2021 for the 2020 calendar year, and the reported RBC levels exceed Vermont's RBC requirements. Maiden Reinsurance continues to invest excess capital based on our current expected business strategy as our RBC requirements permit.
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
While we are not actively underwriting reinsurance on new prospective risks, our insurance subsidiaries are required to comply with a wide variety of laws and regulations applicable to insurance or reinsurance companies, both in the jurisdictions in which they are organized and where they may sell insurance and reinsurance products. The insurance and regulatory environment, in particular for offshore insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the U.S., various states within the U.S. and the EU. In the past, there have been Congressional and other initiatives in the U.S. regarding increased supervision and regulation of the insurance industry. It is not possible to predict the future impact of changes in laws and regulations on our operations. The cost of complying with any new legal requirements affecting our subsidiaries could have a material adverse effect on our business.
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
Federal
Although the regulation of the business of insurance and reinsurance is predominantly performed by the states, federal initiatives, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), often have an impact on the insurance industry. From time to time, various federal regulatory and legislative changes have been proposed in the insurance and reinsurance industry. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future. For example, Dodd-Frank impacts the reinsurance industry in several areas, including tort reform, corporate governance and the taxation of reinsurance companies. Dodd-Frank also prohibits a state from denying credit for reinsurance if the state of domicile of the insurer purchasing the reinsurance recognizes credit for reinsurance.
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
On September 22, 2017, the U.S. Treasury Department, USTR, and the EU formally signed the Covered Agreement. The agreement requires states to eliminate reinsurance collateral within 5 years or risk preemption. In exchange, the EU will not impose local presence requirements on U.S. firms operating in the EU, and effectively must defer to U.S. group capital regulation for U.S. entities of EU-based firms. The U.S. Treasury Department and USTR also released a U.S. policy statement clarifying their interpretation of the Covered Agreement in several key areas including capital, group supervision and reinsurance. On June 25, 2019, the NAIC Executive Committee and Plenary adopted revisions to the Credit for Reinsurance Model Law and Credit for Reinsurance Model Regulation, which implement the reinsurance collateral provisions of the Covered Agreements with the EU and the United Kingdom (UK). Bermuda is not covered under this agreement.

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
United Kingdom Insurance Regulation
Maiden LF U.K. Branch and Maiden GF U.K. Branch were established in the U.K. following Brexit. The branches have been accepted into the Temporary Permissions Regime which allows them to write insurance in the U.K. under the supervision of the Prudential Regulation Authority (“PRA”) and Financial Conduct Authority (“FCA”). While in the Temporary Permissions Regime, both branches have applied to the PRA for regulatory authorization. The Company believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.
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

Sweden
Maiden LF and Maiden GF are subject to Swedish taxation on net profits irrespective of whether the profits are generated through business in general or capital. To the extent that net profits are generated, profits are taxed at a rate of 20.6%. Foreign entities are subject to tax in Sweden only to the extent they have a permanent establishment in Sweden or if the income is related to certain types of assets, typically real estate, or partnership income. Dividends paid to foreign shareholders may be subject to withholding tax with a maximum of 30% although in many cases tax is reduced because of a tax treaty or under domestic legislation. A foreign entity is deemed to have a permanent establishment in Sweden under the rules very similar to those applied by The Organisation for Economic Co-operation and Development ("OECD"). Other than Maiden LF and Maiden GF, we believe that the Company has operated and will continue to operate its business in a manner that will not cause it to be treated as having a permanent establishment in Sweden. There is no withholding tax on interest paid by a Swedish borrower to a foreign lender.
United Kingdom
Maiden Global, Maiden LF U.K. Branch and Maiden GF U.K. Branch are tax residents in the U.K. and are currently subject to corporation tax in the U.K. on their trading and other taxable profits. The main rate of U.K. corporation tax is currently 19%. Non-U.K. resident corporations are within the scope of corporation tax in the U.K. if they carry on a trade in the U.K. through a permanent establishment. Reinsurance business developed previously by Maiden Global was underwritten by Maiden Reinsurance. Other than in respect of Maiden Global, Maiden LF U.K. Branch and Maiden GF U.K. Branch, we believe that the Company has operated and will continue to operate its business in a manner that will not cause it to be treated as carrying on a trade within the U.K. Any U.K. source income of non-U.K. resident corporations may be subject to U.K. withholding tax, subject to the availability of treaty relief or any other applicable exemptions. Dividends paid by Maiden Global are not subject to U.K. withholding tax. Interest paid by Maiden Global may be subject to U.K. withholding tax at a rate of up to 20%, subject to the availability of treaty relief or any other applicable exemptions.
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
Maiden NA and its subsidiaries (collectively, the "Maiden NA Companies") transact business in and are subject to taxation in the U.S., and Maiden Reinsurance is subject to taxation in the U.S. since the effective date of its re-domestication. Other than the Maiden NA Companies, we believe that we have operated and will continue to operate our business in a manner that will not cause us to be treated as engaged in a trade or business within the U.S. On this basis, other than the Maiden NA Companies, we do not expect to be required to pay U.S. corporate income taxes (other than withholding and excise taxes as described below). The maximum federal corporate income tax rate has been reduced by the 2017 Act to 21% for a foreign corporation’s income that is effectively connected with a trade or business in the U.S. In addition, U.S. branches of foreign corporations may be subject to the branch profits tax, which imposes a tax on U.S. branch after-tax earnings that are deemed repatriated out of the U.S., for a potential maximum effective federal tax rate of 44.7% on the net income connected with a U.S. trade or business.
Foreign corporations not engaged in a trade or business in the U.S. are subject to U.S. income tax, effected through withholding by the payer, on certain fixed or determinable annual or periodic gains, profits and income derived from sources within the U.S. as enumerated in Section 881(a) of the Internal Revenue Code, such as dividends and interest on certain investments. The U.S. also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks of a U.S. person located wholly or partly within the U.S. or risks of a foreign person engaged in the conduct of a U.S. trade or business located in the U.S. The rate of tax applicable to reinsurance is 1% of gross premiums.
Where You Can Find More Information
We maintain our principal website at www.maiden.bm. The information on our websites is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through our principal website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC"). We also make available, free of charge through our principal website, our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, and Code of Business Conduct and Ethics. Such information is also available in print for any shareholder who sends a request to Maiden Holdings, Ltd., Ideation House, 94 Pitts Bay Road, Pembroke HM 08, Bermuda, Attention:

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
Business
While our shareholders' equity has improved since 2019, we have incurred volatile operating results in recent years. There can be no assurance that we will maintain operating profitability or return to active underwriting of new prospective reinsurance risks.
We produced net income of $26.6 million in 2021, compared to net income of $41.8 million during 2020. This improved from a net loss of $131.9 million during 2019 which was the result of loss reserve strengthening and adverse prior year loss development of loss reserves. We have taken significant actions since the second half of 2018 to strengthen our loss reserve and capital position, and restructure our business by disposing of unprofitable operations and terminating reinsurance agreements in both of our reporting segments while significantly reducing headcount and overhead expenses. We have also purchased additional reinsurance protection to eliminate potential volatility of loss reserves from this legacy business. There can be no assurance that this reinsurance or that the timing and accounting recognition of recoveries under that reinsurance agreement will be sufficient to protect us against further declines in shareholders’ equity.
While we believe these actions along with our revised strategy will help maintain operating profitability, there can be no assurance that these actions will achieve their intended effects or that such reinsurance will be sufficient to protect us against further adverse loss reserve development. Further, as our insurance liabilities continue to run-off, our investment income will continue to decrease which may adversely affect our profitability. While we continue to reduce our operating expenses, make additional investments which we believe will produce enhanced investment returns, and now write new legacy retroactive risks, there can be no assurance that these measures will overcome the expected decline in investment income. Finally, we have not yet determined if and when we may resume active underwriting of new prospective risks which would result in increased revenue.
While we continue to believe we will operate as a going concern, there can be no assurance that this will continue to be the case if we do not maintain operating profitability or if future significant declines in our shareholders’ equity occur.
The inability of management to successfully implement its business strategy could result in a further decline of capital, materially adversely affecting our financial condition and results of operations, and may create enhanced risks.
Management continues to evaluate various operating strategies that are likely to be significantly different than our prior strategic business focus. In November 2020, we formed GLS which specializes in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core, working with clients to develop and implement finality solutions including acquiring entire companies. We believe the formation of GLS is highly complementary to our overall longer-term strategy. However, it may take some time for GLS to gain sufficient scale to achieve its objectives, and its results may not reach the objectives we expect to establish for it over time. Since 2020, this also included expanded investment activities. This has included changes to our approaches to asset and capital management and we may or may not resume active reinsurance underwriting of new prospective risks in the future. Further, as part of its re-domestication to the State of Vermont in the U.S., Maiden Reinsurance expects to closely consult with the Vermont DFR before it considers resuming active reinsurance underwriting of new prospective risks and on any matters related to capital management and business strategy. There can be no assurance that the implementation of the new business plan will succeed or will be satisfactory to the Vermont DFR which could have a material adverse effect on our business, operations and financial condition.
Any new business initiatives involving the development of new products or expanding existing products in new or historically targeted markets may involve substantial capital and operating expenditures, which may negatively impact our results of operations and shareholders' equity. In addition, the demand for new products or in new markets may not meet our expectations. To the extent we can market new products or expand in new markets, our risk exposures may change and the data and models we use to manage such exposures may not be as sophisticated as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of expectations. Additionally, the re-domestication of Maiden Reinsurance to the U.S. may limit our ability to reinsure risk outside of the U.S. and may have an adverse effect on our capital and ability to write new business.
As part of our ongoing efforts to continually improve our performance, we regularly evaluate our business plans and strategies, which may result in material changes to those plans. We are subject to increasing risks related to our ability to successfully implement our evolving plans and strategies. Changing plans and strategies requires significant management of time and effort and may divert management’s attention from our core operations and competencies, and our efforts to improve our capital position and solvency. Moreover, modifications we undertake to our operations may not immediately result in improved financial performance.

Therefore, risks associated with implementing or changing our business strategies and initiatives, including risks related to developing or enhancing the operations, controls and other infrastructure required for these strategies and initiatives, may not have a positive impact on our publicly reported results until many years after implementation, possibly leading to an adverse effect on our long-term results of operations and financial condition.
Our actual losses may be greater than our reserve for loss and LAE, which could materially negatively impact our financial condition and results of operations.
Our success depends upon our ability to assess accurately the risks associated with the businesses that we will reinsure, that we have acquired or will acquire in the future. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to an insurer and the reporting of the loss by the insurer to its reinsurer and the ultimate disposition of that loss. The reserves we establish represent estimates of amounts needed to pay reported losses and unreported losses and the related LAE. Loss reserves are only an estimate of what an insurer or reinsurer anticipates the ultimate costs of claims to be and do not represent an exact calculation of liability. Estimating loss reserves is a difficult and complex process involving many variables, inherent uncertainty, statistical modeling, and subjective judgments. As part of our reserving process, we review historical data as well as perform actuarial and statistical projections using proprietary models and consider the impact of various factors such as: trends in claim frequency and severity; changes in operations; emerging economic and social trends; inflation; and changes in the regulatory and litigation environments.
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
At December 31, 2021, we had $559.9 million due to us from one reinsurer, Cavello Bay Reinsurance Limited ("Cavello"), consisting of losses due from Cavello under the retrocession agreement of $69.0 million and reinsurance recoverable on unpaid losses under the retroactive reinsurance agreement of $490.9 million. Cavello provided collateral in the form of a letter of credit in the amount of $445.0 million to AmTrust under the loss portfolio and adverse development cover agreement ("LPT/ADC Agreement') with Enstar Group Limited ("Enstar") on July 31, 2019, pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share, subject to additional collateral funding requirements. As of December 31, 2021, the amount of collateral required was $401.6 million.
We may or may not use retrocessional and reinsurance coverage to limit our exposure to risks. Any retrocessional or reinsurance coverage that we obtain may be limited, and credit and other risks associated with our retrocessional and reinsurance arrangements may result in losses which could adversely affect our financial condition and results of operations.
We have provided reinsurance to our clients and in turn we may or may not retrocede reinsurance we have assumed to other insurers and reinsurers. If we do not use or cannot obtain retrocessional coverage or reinsurance, our exposure to losses will be greater than if we did obtain such coverage. If we do obtain retrocessional or reinsurance coverage, some of the insurers or reinsurers to whom we may retrocede coverage or reinsure with may be domiciled in Bermuda or other non-U.S. locations. We would be subject to credit and other risks that depend upon the financial strength of these reinsurers. Further, we will be subject to credit risk with respect to any retrocessional or reinsurance arrangements because the ceding of risk to reinsurers and retrocessionaires would not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of any retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our business, financial condition and results of operation. We may attempt to mitigate such risks by retaining collateral or trust accounts for premium and claims receivables, but nevertheless we cannot be assured that reinsurance will be fully collectable in the case of all potential claims outcomes.
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
While we are not presently engaged in active reinsurance underwriting of new prospective risks, we are engaged in active reinsurance underwriting of retroactive risks. Our participation in these property and casualty reinsurance markets means the success of our prior underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions. As common among reinsurers, we do not separately evaluate each of the individual risks assumed under reinsurance treaties. We face the risk that these ceding companies may have failed to accurately assess the risks that they assumed initially, which, in turn, may lead us to inaccurately assess the risks we assumed.
If we have failed to establish and receive appropriate pricing or failed to contractually limit our exposure to such risks, we could face significant losses on these contracts, which could have a material adverse impact on our financial results.
The failure of our underwriting process and risk management could have an adverse effect on our results of operations or financial condition.
As noted, while we are not presently engaged in active reinsurance underwriting of new prospective reinsurance risks, we are engaged in active reinsurance underwriting of retroactive risks. We also assume risk on a primary basis through Maiden LF & Maiden GF. As we write these risks, we similarly seek to manage our loss exposure by maintaining a disciplined underwriting process throughout our (re)insurance operations. Underwriting is a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. The failure of any of the underwriting risk management strategies that we employ could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Global economies and financial markets have, from time to time, experienced significant disruption or deterioration and likely will experience periods of disruption or deterioration in the future. In addition, U.S. federal and state governments continue to experience significant structural fiscal deficits, creating uncertainty as to levels of taxation, inflation, regulation and other economic fundamentals that may impact future growth prospects. The continuing presence of the COVID-19 virus globally continues to inject significant economic uncertainty which may have a material effect on the global economy and financial markets. Continuation of these conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of clients, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance.
Our agency mortgage-backed securities ("Agency MBS") constitute 16.5% of our fixed maturity investments at December 31, 2021.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities ("MBS") are prepaid more quickly, requiring us to reinvest the proceeds at lower market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, economic conditions may curtail prepayment activity on the underlying mortgages if refinancing is difficult, thus limiting prepayments on the MBS portfolio. In the event that these conditions persist and result in a prolonged period of economic uncertainty, our results of operations, our financial condition and/or liquidity, and our prospects could be materially and adversely affected.
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
Maiden Holdings is a holding company. As a result, we do not have, and will not have, any significant operations or assets other than our ownership of the shares of our subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements at Maiden Holdings, including debt service payments and other expenses. As of December 31, 2021 and as of the date hereof, our insurance subsidiaries' ability to make distributions require the prior approvals of their respective domestic regulators. Maiden Holdings may need to borrow funds from its subsidiaries if funds from dividends are not available to meet ongoing cash requirements. The impact of applicable regulatory capital requirements such as risk based capital ratios under U.S. law could impact the ability of Maiden Reinsurance to pay future cash dividends.
Maiden Reinsurance uses trust accounts, loan to related party, funds withheld and letters of credit to meet collateral requirements. Consequently, cash and cash equivalents and investments are pledged in favor of ceding companies in order to comply with relevant insurance regulations or contractual requirements. At December 31, 2021, restricted cash and cash equivalents and fixed maturity investments used as collateral were $582.1 million and represents 87.8% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and cash equivalents) at that date. At December 31, 2021, Maiden Reinsurance had $40.5 million in unrestricted cash and cash equivalents and fixed maturity investments. On a consolidated basis, the Company had $81.1 million in unrestricted cash and cash equivalents and fixed maturity investments at December 31, 2021.
Based on our current estimate of 2022 financial projections, we believe we will have sufficient liquidity to meet and fulfill our obligations including payments due under our 2013 Senior Notes issued by Maiden NA in the principal amount of $152.5 million, all of which is currently outstanding and is subject to a guarantee by Maiden Holdings, and the 2016 Senior Notes in the principal amount of $110.0 million, all of which is currently outstanding (the 2016 Senior Notes collectively with the 2013 Senior Notes, the "Senior Notes"). However, should our operating results deteriorate, should additional collateral be required under our contractual arrangements with reinsured prior to the receipt of recoveries under reinsurance agreements we have entered into or should excess collateral under those arrangements not be returned to the Company quickly enough, we cannot assure that we will maintain sufficient unrestricted liquidity to meet those obligations.
A significant amount of our invested assets are subject to changes in interest rates and market volatility. If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.
Investment income is an important component of our consolidated net income. At December 31, 2021, total investments of $0.8 billion represented 92.6% of our total cash and investments. Total investments included other investments of $141.7 million, or 17.2% of our total investment portfolio, comprised of a combination of private credit funds, private equity funds, other privately held investments and investments in direct lending activities. As a result of market conditions prevailing at a particular time, the allocation of our portfolio to various asset types may vary. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. We classify our fixed maturity investments as available-for-sale ("AFS") and therefore changes in the market value are reflected in our shareholders’ equity through accumulated other comprehensive income ("AOCI").
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
A substantial portion of our investment portfolio consists of interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions and other factors beyond our control. Changes in interest rates could have an adverse effect on the value of our fixed maturity investment portfolio and future investment income. For example, changes in interest rates can expose us to prepayment risks on U.S. Government Agency

MBS included in our investment portfolio (all Agency MBS are currently "AA+" rated by S&P). Increases in interest rates will decrease the fair market value of our investments in fixed-income securities. If increases in interest rates occur during periods when we sell investments to satisfy liquidity needs, we may experience investment losses. In addition, a declining interest rate environment can result in reductions in our investment yield as new funds and proceeds from sales and maturities of fixed income securities are reinvested at lower rates which reduces our overall profitability.
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
At December 31, 2021 and 2020, these respective durations in years were as follows:

At December 31,	2021	2020
Fixed maturities and cash and cash equivalents	1.5	2.1
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	4.4	3.9
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	1.4	0.9
The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, asset allocations and prepayment speeds in the case of Agency MBS.
We believe we have historically mitigated our exposure to liquidity risk through prudent duration management and strong operating cash flow. Our business has undergone significant changes since 2019, which have transformed our operations and materially reduced the risk on our balance sheet. As a result, our gross and net premiums written will continue to be materially lower going forward and investment income will continue to be a significantly larger portion of our revenues. We believe this will significantly reduce our operating cash flow.
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
In addition to fixed maturity securities, we have invested, and may from time to time continue to invest, in alternative investments such as hedge funds, fixed income funds, equity funds, privately held investments, private equity and private credit funds and co-investments, real estate funds and co-investments and other alternative investments. During 2021, we increased the amount allocated to such investments, and at December 31, 2021, 25.4% of our total cash and investments were categorized as equities, other investments and equity method Investments on our consolidated balance sheets compared to 7.3% as of December 31, 2020. We expect to continue to increase this allocation over future periods and have committed $95.7 million to future investments as of December 31, 2021. These and other similar investments may be illiquid due to restrictions on sales, transfers and redemption terms, may have different, more significant risk characteristics than our investments in fixed maturity securities and may also have more volatile values and returns, all of which could negatively affect our investment income and overall portfolio liquidity.
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
We no longer have an S&P rating or A.M. Best rating. The absence of credit ratings on our outstanding securities could impact our ability to obtain additional debt or hybrid capital at reasonable terms or at all. Credit ratings are an opinion by third parties of our financial strength and ability to meet ongoing obligations to our future policyholders.  The lack of a credit rating may make it difficult for investors to evaluate an investment in our securities and for us to raise additional capital in the future on acceptable terms or at all. Similarly, our access to funds may be impaired if regulatory authorities take negative actions against us. Finally, our operating results as well as the non-payment of dividends on our Preference Shares in the last several years may make investors reluctant to commit capital to us at reasonable valuations and/or pricing. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all. Establishing a credit rating on our securities, if needed in the future, may be difficult to obtain.
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
We currently intend to retain our future earnings, if any, to strengthen our regulatory capital and solvency ratios, improve our liquidity and working capital and for other general corporate purposes. The insurance laws and regulations of our insurance subsidiaries generally contain restrictions on the ability to pay dividends or distributions to Maiden Holdings, which may restrict our ability to pay dividends on common or preference shares. Any capital distribution of any kind out of Maiden Reinsurance would be done consistent with Vermont regulation which requires the prior approval of the Vermont DFR. Any future determination to pay dividends on our common shares will be at the discretion of our Board, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board considers relevant.
Maiden Holdings has issued a total of $465.0 million in Preference Shares that remains outstanding at December 31, 2021. Excluding the Preference Shares held by Maiden Reinsurance, $159.2 million are held by non-affiliates as at December 31, 2021. Holders of our Preference Shares may receive dividends on a non-cumulative basis and are required to be paid before common shareholders are eligible for dividend payments. Our Board has not declared dividends on the Preference Shares since the third quarter of 2018 and there can be no assurance that the authorization and declaration of dividends on the Preference Shares will resume.
As part of the capital management pillar of our strategy during 2021, Maiden Reinsurance accepted for purchase via private negotiation with certain security holders, (i) 3,519,093 shares of the Company's 8.25% Non-Cumulative Preference Shares Series A at an average price of $14.74 per share, (ii) 3,026,764 shares of the Company's 7.125% Non-Cumulative Preference Shares Series C at an average price of $14.36 per share, and (iii) 2,858,155 shares of the Company's 6.7% Non-Cumulative Preference Shares Series D at an average price of $14.27 per share. The Company has continued to repurchase Preference Shares subsequent to December 31, 2021 pursuant to a Rule 10b5-1 plan. Please see "Note 16 - Subsequent Events" included under Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for details. However, there can be no assurance that our insurance liabilities will run-off at levels that will permit future capital management activities, which we expect to continually review as part of our strategy.
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
For more details on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations" included under Item 7 and "Notes to Consolidated Financial Statements - "Note 7 — Long-Term Debt" included under Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
The financial services industry is the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the companies within this industry. Governmental authorities in the U.S. and worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial systems in general. Among the proposals that are being considered is the possible introduction of global regulatory standards for the amount of capital that insurance groups must maintain across the group, such as the development of the risk-based global insurance capital standard for internationally active insurance groups being developed by the International Association of Insurance Supervisors as well as the U.S. group capital calculation being developed by the NAIC. In 2021, the NAIC adopted the final version of group capital calculation template and instructions and proposed revisions to the Insurance Holding Company System Act and Regulation to implement the filing of the group capital calculation with the lead state insurance commissioner. This establishes a filing requirement for insurance groups for the purposes of evaluating solvency at the group level. State legislatures and insurance departments have begun to implement the holding company system revisions Please see Item 1. "Business - Regulatory Matters" for further discussion. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in the insurance and financial services industry in the future.
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
During 2017, the EU Economic and Financial Affairs Council released a list of non-cooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. Bermuda was not on the list of non-cooperative jurisdictions but did feature in the report (along with approximately 40 other jurisdictions) as having committed to address concerns relating to economic substance by December 31, 2018. In accordance with that commitment, Bermuda enacted the Economic Substance Act 2018 (as amended) of Bermuda (the “ESA”) that came into force on January 1, 2019. As noted above under “Regulatory Matters – Certain Bermuda Law Regulations”, the ESA requires an in-scope registered entity (other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda) that carries on as a business any one or more of the “relevant activities” referred to in the ESA, to comply with economic substance requirements.
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
Maiden Holdings is a holding company. As a result, we do not have, and will not have, any significant operations or assets other than our ownership of the shares of our subsidiaries. We expect that dividends and other permitted distributions from Maiden Global (and its subsidiaries), Maiden LF, Maiden GF and Maiden NA (and its subsidiaries) will be our sole source of funds to pay any dividends to common and preference shareholders and meet ongoing cash requirements, including debt service payments, if any, and other expenses. The inability of our subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business, financial condition and results of operations. Any capital distribution of any kind out of Maiden Reinsurance requires the prior approval of the Vermont DFR.
The timing and amount of any cash dividends on our common and preference shares are at the discretion of the Board and will depend upon the results of operations and cash flows, our financial position and capital requirements, and any other factors that our Board deems relevant. Our Board has not declared dividends on our Preference Shares since the third quarter of 2018 and there can be no assurance that the authorization and declaration of dividends on our Preference Shares will resume.
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
The Preference Shares are equity interests and do not constitute indebtedness. As such, the Preference Shares will rank junior to all of our indebtedness and other non-equity claims of our creditors with respect to assets available to satisfy the claims during liquidation. At December 31, 2021, our total consolidated principal amount of debt was $262.5 million and our total consolidated liabilities were $1.9 billion. We may incur additional debt and liabilities in the future. Our existing and future indebtedness may restrict payments of dividends on the Preference Shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of Preference Shares, dividends are payable only if declared by our Board (or a duly authorized committee of the Board). Our Board has not declared dividends on the Preference Shares since the third quarter of 2018 and there can be no assurance that the authorization and declaration of dividends on the Preference Shares will resume.
We have risks related to the Company’s Senior Notes.
Maiden NA issued the 2013 Senior Notes and Maiden Holdings issued the 2016 Senior Notes, both of which are currently outstanding. We may be dependent on dividends from Maiden Reinsurance to provide cash flows to pay interest on both the 2013 Senior Notes and the 2016 Senior Notes. If we are unable to maintain a level of cash flows from operating and investment activities, our ability to pay our obligations on our Senior Notes could be adversely affected.
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
Voting Rights for Shareholders of Series A, Series C and Series D Preference Shares have previously been invoked.
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
Our Board has not authorized or declared a dividend since the dividend period starting on December 1, 2018 with respect to the Series A, Series C and Series D Preference Shares. At March 15, 2020, because Preference Share dividends were not declared and paid for six quarterly dividend periods, holders of record with at least 20% of voting power of any of the Preference Shares Series A, C and D were collectively entitled to vote for the election of a total of two additional members of the Company's Board. On December 15, 2020, holders of the Company's Preference Share Series A, C and D collectively elected two additional members to the Company's Board, though these directors were not renominated for re-election at the 2021 Annual General Meeting of Shareholders by qualifying preference shareholders.
We may consider varying the terms of our preference securities subject to a vote of preference shareholders as required.
As of December 31, 2021, Maiden Reinsurance owned 67.7%, 64.1% and 65.6% of the outstanding shares of the Series A, Series C and Series D Preference Shares, respectively. The Company has continued to repurchase Preference Shares subsequent to December 31, 2021 pursuant to a Rule 10b5-1 plan. As of March 14, 2022, Maiden Reinsurance owns 67.7%, 66.7% and 67.0% of the outstanding shares of the Series A, Series C and Series D Preference Shares, respectively. Pursuant to the terms of each series of those Preference Shares, these securities may be modified as defined therein, subject to the vote of at least two-thirds of the preference shareholders. We may consider modifying the terms of these securities on terms that may or may not be favorable to holders of those securities. We presently do not have any such plans but may consider such modifications as circumstances develop.
Our revenues and results of operations may fluctuate as a result of factors beyond our control, which may cause the price of our shares to be volatile.
The revenues and results of operations of reinsurance companies historically have been subject to significant fluctuations and uncertainties. In addition, we are not currently engaged in reinsurance underwriting of new prospective risks and may not do so for the foreseeable future. This has resulted in a significant reduction in our revenues. Our profitability can also be affected significantly by:
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
The market price for our common ordinary shares has been and may continue to be highly volatile, and if there is a further sustained decline in our share price there could be limited liquidity for our common ordinary shares.
The market price for our ordinary common shares has fluctuated significantly. Future sales of our common shares by our shareholders or us, or the perception that such sales may occur, could adversely affect the market price of our common shares. As of March 4, 2022, 86,474,162 common shares were outstanding. In addition, we have reserved 8,729,737 common shares for issuance under our 2019 Omnibus Incentive Plan. As of March 4, 2022, there were 192,500 stock options outstanding and 476,844 restricted shares outstanding. Sales of substantial amounts of our shares, or the perception that such sales could occur, could adversely affect the prevailing price of the shares and may make it more difficult for us to sell our equity securities in the future, or for shareholders to sell their shares, at a time and price that they deem appropriate.
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
The Companies Act in Bermuda, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. As a result of these differences, U.S. persons who own our shares may have more difficulty protecting their interests than U.S. persons who own shares of a U.S. corporation. Set forth below is a summary of certain significant provisions of the Companies Act, including modifications adopted pursuant to our bye-laws, applicable to us which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.
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
We are a Bermuda company, and it may be difficult to enforce judgments against us or our directors and executive officers.
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
We have been previously advised by Conyers Dill & Pearman Limited, our Bermuda counsel, that there is doubt as to whether the courts of Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers, as well as the experts named in this Annual Report, predicated upon the civil liability provisions of the U.S. federal securities laws or original actions brought in Bermuda against us or these persons predicated solely upon U.S. federal securities laws. Further, we have been advised by Conyers Dill & Pearman Limited that there is no treaty in effect between the U.S. and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts as contrary to that jurisdiction’s public policy. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.

Employee Issues
We are dependent on our key executives. We may not be able to attract and retain key employees or successfully implement our newly formulated business strategy.
Our success depends largely on our senior management, which includes, among others, Lawrence F. Metz, our President and Co-Chief Executive Officer, and Patrick J. Haveron, our Co-Chief Executive Officer and Chief Financial Officer (Messrs. Metz and Haveron are referred to as the "Co-CEOs"). We have entered into employment agreements with these executive officers.
In addition to the officers listed above, we require key staff with actuarial, legal, reinsurance, accounting and administrative skills. We have a significantly smaller staff and given our current business circumstances, thus it may be difficult for us to retain staff and recruit competent new executives and staff. Our inability to attract and retain additional personnel or the loss of the services of any of our senior executives or key employees could delay or prevent us from fully implementing our business strategy and could significantly and negatively affect our business.
Finally, the COVID-19 pandemic presents a unique risk in this regard, in that if any of our key personnel were unable to continue to work productively, or at all, due to illness, government restrictions, remote working conditions, or other disruptions related to the COVID-19 pandemic, our ability to conduct our operations may be adversely affected.
Our employee attrition recently has been high and may affect our ability to adequately manage our business.
We sold our U.S operations in 2018 as well as terminated and sold certain lines of business. As we are not currently engaged in active reinsurance underwriting of new prospective risks and our portfolio of loss reserves continues to reduce, we have continued to reduce headcount commensurately. This elevated attrition may affect our ability to manage our business as we train new employees and integrate them into our company. In addition, if we decide to resume active reinsurance underwriting of new prospective risks, our present employee base may be insufficient in the requisite skills or quantity to commence such activities and there can be no assurance that we can recruit or attract the requisite personnel to implement such strategy on a timely basis if such a decision is made.
Our business in Bermuda could be adversely affected by Bermuda employment restrictions.
Currently, Maiden Holdings employs eight non-Bermudians in our Bermuda office including our Co-CEOs. Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of permanent residents’ certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a permanent resident’s or working resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. Work permits are issued with expiry dates that range from one, two, three, four and five years. We may not be able to use the services of one or more of our non-Bermudian employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business, financial condition and results of operations.
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
The UK left the EU on January 31, 2020. There was a transition period during which the UK remained part of the Single market and Customs Union to allow for negotiations on the future relations. Following intense negotiations, an agreement on future EU-UK relations was concluded at the end of December 2020 but it does not cover financial services.
Both Maiden LF and Maiden GF have been accepted into the UK’s temporary permissions regime which allows EEA firms who were formerly using a passport to operate for a limited period while they seek authorization from the Prudential Regulatory Authority (PRA). This means they can continue to underwrite in the UK despite Brexit. Both Maiden LF and Maiden GF have applied for regulatory permission for UK branches, which are pending.
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

We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our financial condition and results of operations. At December 31, 2021, no such hedges or hedging strategies were in force or had been entered into.
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
While these transactions have contributed significantly to the reduction in required regulatory capital needed to operate our business and the subsequent strengthening of our capital and solvency ratios, these transactions have resulted in a significant reduction in revenues which is likely to continue for the foreseeable future as we are not presently engaged in active reinsurance underwriting on prospective risks. As a result, our financial condition could be adversely affected by these actions. As a result of this loss of revenue, we will need to rely on unrestricted cash from operations and returns on our investments to fund our operations, maintain liquidity and meet our financial obligations and capital allocation priorities. While we believe we have sufficient sources to meet these obligations, deterioration in our results of operations or other adverse financial events could impact our ability to continue meeting these obligations.
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
We entered into a quota share agreement with AII, which reinsures AmTrust’s insurance company subsidiaries, and a Master Agreement with AmTrust, pursuant to which Maiden Reinsurance entered into the AmTrust Quota Share. Because (i) Leah Karfunkel (wife of the late Michael Karfunkel), George Karfunkel and Barry Zyskind (the Company's non-executive chairman) collectively own or control approximately 53.2% of the outstanding common shares of Evergreen Parent GP, LLC, the ultimate parent of AmTrust, (ii) our Founding Shareholders sponsored our formation, and (iii) based on each individual's most recent public filing as of December 31, 2021, Leah Karfunkel owns or controls approximately 7.8% of the outstanding shares of the Company and Barry Zyskind owns or controls approximately 7.3% of the outstanding shares of the Company, we may be deemed to be an affiliate of AmTrust. George Karfunkel now owns or controls less than 5.0% of the outstanding shares of the Company based on his most recent public filings. Due to our close business relationship with AmTrust, we may be presented with situations involving conflicts of interest with respect to the agreements and other arrangements we will enter into with AmTrust and its subsidiaries, exposing us to possible claims that we have not acted in the best interest of our shareholders. The arrangements between us and AmTrust were modified after they were originally entered into and there could be future modifications.
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
At December 31, 2021, we provided $1.3 billion of collateral to AmTrust, AII and AEL in the form of trusts, letters of credit, funds withheld and a loan. This collateral includes $575.0 million transferred to AmTrust from existing trust accounts used for collateral on the AmTrust Quota Share to a funds withheld arrangement in January 2019, which currently has an annual interest rate of 1.8%, subject to annual adjustment. The annual interest rate was 2.65% for the duration of 2020.
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
Approximately 35.0% of our AmTrust Reinsurance segment's reserve for loss and LAE at December 31, 2021 was related to the reinsurance of U.S. workers' compensation risks which is our largest exposure to a particular line of business. Our AmTrust Reinsurance segment includes all business ceded by AmTrust to Maiden Reinsurance, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. Both contracts in this segment have been terminated effective January 1, 2019. Negative developments in the economic, competitive or regulatory conditions affecting the U.S. workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in our larger markets were to enact legislation to increase the scope or amount of benefits for employees under U.S. workers’ compensation insurance policies without related loss control measures, or if regulators made other changes to the regulatory system governing U.S. workers’ compensation insurance, this could negatively affect the U.S. workers’ compensation insurance industry in the affected markets.
Reinsurance is a highly competitive industry.
The reinsurance industry is highly competitive. While we are not currently engaged in active reinsurance underwriting of new prospective risks, we are writing risks on a retroactive basis and compete with major U.S. and non-U.S. reinsurers, including other Bermuda-based reinsurers, on an international and regional basis. Many of these entities have significantly larger amounts of capital, higher ratings from rating agencies and more resources than us. We currently do not have a financial strength or credit rating from S&P or A.M. Best and the lack of such ratings will likely limit the opportunities we have to write new reinsurance business if we resume active underwriting of new prospective risks. Historically, periods of increased capacity levels in our industry have led to increased competition which puts pressure on reinsurance pricing.
In recent years, significant increases in the use of risk-linked securities and derivative and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including entities other than insurance and reinsurance companies. The availability of both these non-traditional products and sources of capital could reduce the demand for traditional insurance and reinsurance, and if we were to resume active reinsurance underwriting of new prospective risks, it may result in fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions, which could have a material adverse impact on our growth and profitability.
Consolidation in the insurance and reinsurance industry and increased competition on premium rates could lead to lower margins for us and less demand for our products and services if and when we resume active reinsurance underwriting of new prospective risks.
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

We are not presently engaged in active reinsurance underwriting of new prospective risks. If and when we do decide to resume active reinsurance underwriting of new prospective risks, these competitive pressures could compel us to write business at unprofitable operating margins.
As the insurance and reinsurance industry consolidates, competition may become more intense and the importance of acquiring and properly servicing each customer will become greater. If and when we do decide to resume active reinsurance underwriting on prospective risks, we could incur greater expenses relating to customer acquisition and retention, which could reduce our operating margins. When the property-casualty insurance industry has exhibited a greater degree of competition, premium rates have come under downward pressure as a result.
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
OECD two-pillar solution to address the tax challenges arising from the digital economy may apply to our activities.
On May 31, 2019, the OECD published a “Programme of Work” designed to address the tax challenges created by an increasing digitalized economy which was divided into two pillars. Pillar One addresses the broader challenge of a digitalized economy and focuses on the allocation of group profits among taxing jurisdictions based on a market based concept rather than historical “permanent establishment” concepts, but includes explicit exclusions for Regulated Financial Services, so is not expected to have a material impact on insurance and reinsurance groups. Pillar Two addresses the remaining BEPS risk of profit shifting to entities in low tax jurisdictions by introducing a global minimum tax and a proposed tax on base eroding payments, which would operate through a denial of a deduction or imposition of source-based taxation (including withholding tax) on certain payments.
In 2021, significant steps were taken to develop a plan for implementing the two-pillar solution. In October 2021, the OECD/G20 Inclusive Framework released a statement agreeing a two-pillar solution to address the tax challenges arising from the digital economy. In December 2021, the OECD issued Pillar Two model rules for domestic implementation of the global minimum tax and shortly thereafter the European Commission proposed a Directive to implement the Pillar Two rules into EU law, which, if unanimously agreed by EU member states, will require EU member states to transpose the rules into their national laws by December 31, 2022 with certain measures initially coming into effect from January 1, 2023. The proposals, in particular in relation to Pillar Two, are broad in scope and we are unable to determine at this time whether they would have a material adverse impact on our operations and results.
We may be subject to U.S. federal income tax, which would have an adverse effect on our financial condition and results of operations and on an investment in our shares.
If Maiden Holdings or one of its non-U.S. subsidiaries were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. federal income and additional branch profits taxes on the portion of its earnings that are effectively connected to such U.S. business. Maiden Holdings is a Bermuda-based holding company. We intend to manage our business so that Maiden Holdings and its non-U.S. subsidiaries should operate in such a manner that none of these companies should be treated as engaged in a U.S. trade or business and, thus, should not be subject to U.S. federal taxation (other than the U.S. federal excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. federal withholding tax on certain U.S. source investment income). Maiden Reinsurance is currently subject to U.S. taxation as a domestic corporation from the effective date of its re-domestication to the State of Vermont on March 16, 2020.
However, because there is considerable uncertainty as to which activities constitute being engaged in a trade or business within the U.S., we cannot be certain that the IRS will not contend successfully that we are engaged in a trade or business in the U.S.
Net operating losses ("NOL") (and certain other tax attributes or tax benefits of the Maiden NA tax group) may be subject to limitation under Section 382 of the Tax Code.
Maiden NA has significant tax NOL carryforwards as of December 31, 2021. As a result of the Maiden NA NOL and other tax attributes, the Company presently has a net deferred tax asset with a full valuation allowance against it which may be recognized in future periods. It is possible that certain ownership changes of Maiden NA, if they were to occur, could result in an “ownership change” of Maiden NA for purposes of Section 382 of the Tax Code. If such an ownership change (as defined) were to occur, the value and amount of the Maiden NA NOL would be substantially impaired, increasing the U.S. federal income tax liability of Maiden NA and materially reducing the value of Maiden NA. Should the NOL be limited in any way, it could also limit or eliminate the Company's ability to recognize and realize that asset in the future.

U.S. Persons who hold our shares may be subject to U.S. federal income taxation at ordinary income rates on their proportionate share of Maiden Reinsurance’s related person insurance income ("RPII").
If U.S. persons are treated as owning 25% or more of Maiden Holdings’ shares (by vote or by value) (as is expected to be the case) and the RPII of a non-U.S. insurance subsidiary of Maiden Holdings (determined on a gross basis) were to equal or exceed 20% of its gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of our shares, then a U.S. Person who owns any shares of a non-U.S. insurance subsidiary of Maiden Holdings (directly or indirectly through non-U.S. entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of such non-U.S. insurance subsidiary’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date, regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization generally will be treated as unrelated business taxable income. The amount of RPII earned by a non-U.S. insurance subsidiary of Maiden Holdings (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by a non-U.S. insurance subsidiary.
We believe that either (i) the direct or indirect insureds of Maiden Holdings (and related persons) should not directly or indirectly own 20% or more of either the voting power or value of our shares or (ii) the RPII (determined on a gross basis) of a non-U.S. insurance subsidiary of Maiden Holdings should not equal or exceed 20% of its gross insurance income for the taxable year. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.
U.S. Persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on a portion of their gains if any.
The RPII rules provide that if a U.S. Person disposes of shares in a non-U.S. insurance corporation in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation’s gross insurance income or the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder. These RPII rules should not apply to dispositions of our shares because Maiden Holdings will not be directly engaged in the insurance business. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts, or otherwise, might have retroactive effect. The U.S. Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to Maiden Holdings and its non-U.S. insurance subsidiary's is uncertain.
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
The 2020 Regulations define insurance liabilities for purposes of the Reserve Test, tighten the Reserve Test and the statutory cap on insurance liabilities, and provide guidance on the runoff-related and rating-related circumstances for purposes of qualifying as a qualifying insurance corporation under the alternative test (including tightening the scope of non-U.S insurers that can qualify for the rating-related circumstances test). The 2020 Regulations also propose that a non-U.S. insurer will qualify for the insurance company exception only if a factual requirements test or an active conduct percentage test is satisfied. The factual requirements test will be met if the non-U.S. insurer's officers and employees perform its substantial managerial and operational activities (taking into account activities of officers and employees of certain related entities in certain cases). The active conduct percentage test will be satisfied if (1) the total costs incurred by the non-U.S. insurer with respect to its officers and employees (including officers and employees of certain related entities) for services related to core functions (other than investment activities) equal at least 50% of the total costs incurred for all such services and (2) the non-U.S. insurer's officers and employees oversee any part of the non-U.S. insurer's core functions, including investment management, that are outsourced to an unrelated party. Services provided by officers and employees of certain related entities are only taken into account in the numerator of the active conduct percentage if the non-U.S. insurer exercised regular oversight and supervision over such services and compensation arrangements meet certain requirements. The 2020 Regulations also propose that a non-U.S. insurer with no or a nominal number of employees that relies exclusively or almost exclusively upon independent contractors (other than certain related entities) to perform its core functions. While we believe that our non-U.S. insurance subsidiaries have met, and will continue to meet, the Reserve Test and that we should not be characterized as a PFIC for the foreseeable future, we cannot assure you that this will continue to be the case in future years.
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
Clients, Brokers and Financial Institutions
Our retroactive underwriting utilizes reinsurance brokers and other producers, including third party administrators and financial institutions, and the failure to develop or maintain these relationships could materially adversely affect our ability to market our products and services should we begin to pursue active reinsurance underwriting.
While we do not presently engage in active reinsurance underwriting of prospective risks, we actively underwrite retroactive risks and source certain of those opportunities from brokers and other producers, thus our failure to further develop or maintain relationships with brokers and other producers, including third party administrators and financial institutions, from whom we expect to receive our business could have a material adverse effect on our business, financial condition and results of operations.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares began publicly trading on NASDAQ Stock Market LLC ("NASDAQ") under the symbol "MHLD" on May 6, 2008 and currently trades on the NASDAQ Capital Market. At March 11, 2022, the last reported sale price of our common share was $2.24 per share and there were 21 holders of record of our common shares. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.
No dividends have been declared by our Board on our common shares since the third quarter of 2018. The future declaration and payment of dividends to holders of common shares will be at the discretion of our Board subject to specified legal, regulatory, financial and other restrictions. Please see "Notes to Consolidated Financial Statements - Note 15 — Statutory Requirements and Dividend Restrictions" under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for discussion regarding dividend restrictions on subsidiary's ability to transfer funds to Maiden Holdings.
On February 21, 2017, our Board approved the repurchase of up to $100.0 million of our common shares from time to time at market prices. During the years ended December 31, 2021 and 2020, the Company did not repurchase any common shares under its share repurchase authorization. At December 31, 2021, we have a remaining authorization of $74.2 million for share repurchases. No repurchases of common shares were made subsequent to December 31, 2021 and through the period ended March 14, 2022 under its share repurchase authorization.
During the year ended December 31, 2021, we repurchased a total of 834,851 (2020 - 834) common shares at an average price of $2.97 per share (2020 - $1.13) from employees, which represent tax withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares. Subsequent to the year ended December 31, 2021 and through the period ended March 14, 2022, the Company repurchased 3,662 additional common shares at an average price of $2.96 per share which represent tax withholding in respect of tax obligations on the vesting of performance based shares.
On March 3, 2021, our Board approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100.0 million of our Preference Shares from time to time at market prices in open market purchases or as may be privately negotiated. On May 6, 2021, our Board approved the additional repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines (as may be amended), of up to $50.0 million of our Preference Shares from time to time at market prices in open market purchases or as may be privately negotiated. The authorizations that were approved on March 3, 2021 and May 6, 2021 as described above are collectively referred to as the "2021 Preference Share Repurchase Program". We had a remaining authorization of $13.8 million for Preference Share repurchases at December 31, 2021.
The following table shows the summary of our Preference Shares repurchases made during the years ended December 31, 2021 and 2020, respectively:

	2021		2020
	Number of shares purchased	Average price of shares purchased	Number of shares purchased	Average price of shares purchased

Series A	3,519,093	$14.74	545,218	$10.50
Series C	3,026,764	14.36	1,203,466	10.50
Series D	2,858,155	14.27	1,078,911	10.50
Total	9,404,012	14.48	2,827,595	10.50

Total price paid	$136,155		$29,690
Gain on purchase	$90,998		$38,195
For further information, please see "Notes to Consolidated Financial Statements - Note 6. Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Please see "Note 16 - Subsequent Events" included under Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for details of Preference Share repurchases made subsequent to the year ended December 31, 2021 and through the period ended March 14, 2022.
Please also see "Notes to Consolidated Financial Statements - Note 14. Share Compensation and Pension Plans" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion about the Company's equity compensation plans.

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
Overview
Maiden Holdings is a Bermuda-based holding company. We create shareholder value by actively managing and allocating our assets and capital, including through ownership and management of businesses and assets mostly in the insurance and related financial services industries where we can leverage our deep knowledge of those markets. We also provide a full range of legacy services to small insurance companies, particularly those in run-off or with blocks of reserves that are no longer core, working with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives. We expect our legacy solutions business to contribute to our active asset and capital management strategies.
Short-term income protection business is written on a primary basis by our wholly owned subsidiaries Maiden LF and Maiden GF in the Scandinavian and Northern European markets. Insurance support services are provided to Maiden LF and Maiden GF through our wholly owned subsidiary, Maiden Global which is also a licensed intermediary in the United Kingdom. Maiden Global had previously operated internationally by providing branded auto and credit life insurance products through insurer partners, particularly those in Europe and other global markets. These products also produced reinsurance programs which were underwritten by our wholly owned subsidiary Maiden Reinsurance.
We are not actively underwriting reinsurance business on new prospective risks but are now actively underwriting risks on a retroactive basis through GLS. We also have various historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off, including the liabilities associated with AmTrust which we terminated in early 2019 as discussed in "Note 10 — Related Party Transactions" of the Notes to Consolidated Financial Statements included in Part II Item 8. "Financial Statements and Supplementary Data". In addition, we have a LPT/ADC Agreement with Cavello and a commutation agreement that further reduces our exposure to and limits the potential volatility related to these AmTrust liabilities in run-off, as discussed in "Note 8 — Reinsurance" of the Notes to Consolidated Financial Statements included in Part II Item 8. "Financial Statements and Supplementary Data".
Our business currently consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. This segment also includes transactions entered into by GLS which was formed in November 2020. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. Please refer to Item 1. "Business - Our Reportable Segments" section for further discussion on our reportable segments.
Recent Developments
Since the third quarter of 2018, we have engaged in a series of transactions that dramatically reduced the regulatory capital required to operate our business, materially strengthened our solvency ratios, and ceased active reinsurance underwriting. During that time, we significantly increased our estimate of ultimate loss and loss expense reserves while purchasing reinsurance protection against further loss reserve volatility and as a result, have improved the ultimate economic value of the Company. This resulted in a series of transactions that transformed our operations and materially reduced the risk on our balance sheet. These transactions can be found in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the SEC on March 15, 2021.
Effective March 16, 2020, we re-domesticated our principal operating subsidiary, Maiden Reinsurance, from Bermuda to the State of Vermont in the U.S., having determined that re-domesticating Maiden Reinsurance to Vermont enables us to better align our capital and resources with our liabilities, which originate mostly in the United States, resulting in a more efficient structure. Maiden Reinsurance is now subject to the statutes and regulations of Vermont in the ordinary course of business. The re-domestication has continued to strengthen the Company’s capital position and solvency ratios.
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

Maiden NA maintains a portfolio of cash and fixed maturity investments, along with other strategic investments, of $16.0 million at December 31, 2021. We believe Maiden NA’s investments, including its ownership of Maiden Reinsurance and its active asset management strategy, will create opportunities to utilize net operating loss ("NOL") carryforwards which were $230.2 million as at December 31, 2021. These NOL carryforwards, in combination with additional net deferred tax assets ("DTA") primarily related to our insurance liabilities result in a net U.S. DTA (before valuation allowance) of $90.1 million or $1.04 per common share as of December 31, 2021.
These net DTA are not presently recognized on the Company's consolidated balance sheet as a full valuation allowance is carried against them. At this time, while positive evidence supporting a reduction of the valuation allowance is accumulating, the Company believes it is necessary to maintain its full valuation allowance against the net U.S. DTA due to an insufficient accumulation of positive evidence at this time regarding the utilization of these losses. As our profitability continues to improve, we will continuously evaluate the amount of the valuation allowance held against the net U.S. DTA.
For further details please see "Note 13 — Income Taxes" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10–K. Taken together, we believe these measures should generate additional income for Maiden NA in a tax-efficient manner, while sharing in the improvement in profitability anticipated in Maiden Reinsurance as a result of the measures enacted as described above.
Business Strategy
We continued to deploy our revised operating strategy during 2021, which leverages the significant assets and capital we retain. In addition to restoring operating profitability, our strategic focus centers on creating the greatest risk-adjusted shareholder returns in order to increase book value for our common shareholders, both near and long-term. This strategy has three principal areas of focus:
•Asset management - investing in assets and asset classes in a prudent but expansive manner in order to maximize investment returns and is principally enabled by limiting the amount of insurance risk we assume in relation to the assets we hold and maintaining required regulatory capital at very strong levels to manage our aggregate risk profile;
•Legacy underwriting - judiciously building a portfolio of legacy run-off acquisitions and retroactive reinsurance transactions which we believe will produce attractive underwriting returns; and
•Capital management - effectively managing the capital we hold on our balance sheet and when appropriate, repurchasing securities or returning capital to enhance common shareholder returns.
The returns expected to be produced by each pillar of our strategy are evaluated in relation to our cost of debt capital, which carries a weighted average effective interest rate of 7.6%. To the extent our experience or belief indicates we cannot exceed the cost of debt capital, we expect to refrain from activities in those areas. As an example, our present assessment of the reinsurance marketplace along with our current operating profile continues to be that the risk-adjusted returns that may be produced via active reinsurance underwriting of new prospective risks are likely to be lower over the long-term than our cost of capital.
The measures implemented in recent years have allowed us to more flexibly allocate capital to those activities most likely to produce the greatest returns for shareholders, and we are actively engaged in evaluating and deploying funds in all pillars of the strategies as discussed herein. We also believe that these areas of strategic focus will enhance our profitability through increased returns, which we believe also increase the likelihood of fully utilizing the significant NOL carryforwards described above which would create additional common shareholder value.
As part of our expanded asset management activities, we have evaluated and continue to consider investing in various initiatives in the insurance industry across a variety of segments which we believe will produce appropriate risk-adjusted returns while maintaining the option to consider underwriting activities in the future. We believe these expanded activities will produce a broad range of positive impacts on our financial condition, including current income, longer-term gains and in certain instances, fee income.
In recent years, we have invested approximately $225.5 million into alternative investments which include other investments and equity method investments in a wide variety of asset classes and we believe these activities will exceed that benchmark cost of capital with adjustments as necessary if those returns do not emerge.
In November 2020, we formed GLS which specializes in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core, working with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives. We acquire legacy liabilities and (re)insurance reserves from companies and provide retroactive reinsurance coverage for portfolios of (re)insurance business, primarily via loss portfolio transfer contracts (“LPT”). Additionally, we provide reinsurance contracts to other (re)insurers to mitigate some of their risk of future adverse development (an adverse development cover, or “ADC”) on insurance risks relating to prior accident years.
We believe the formation of GLS is highly complementary to our overall longer-term strategy and will produce risk-adjusted returns in excess of our debt cost of capital. In addition, while we anticipate profitable growth from the GLS portfolio as it develops, we expect our required capital to continue to decline as insurance risk incurred by GLS will be more than offset by the run-off of insurance liabilities from our prior reinsurance strategies. GLS, along with other recent insurance industry investments, enables us to leverage our knowledge base while not re-entering active underwriting of new prospective risks and maintaining an efficient operating profile. We believe GLS not only enhances our profitability through both fee income and effective claims management services, but it will also increase our asset base through the addition of blocks of reserves or companies that can be successfully wound down.

Effective October 1, 2021, GLS completed its first transaction, a loss portfolio transfer transaction which includes an adverse development cover. As of December 31, 2021, GLS had losses and LAE reserves that it assumed through retroactive reinsurance contracts of $14.8 million. GLS continues to write additional retroactive reinsurance transactions consistent with its business plan. In addition to producing returns that exceed the target cost of capital, we expect the business produced through GLS should further enhance our ability to pursue the asset and capital management pillars of our business strategy.
Our capital management strategy is significantly informed by the required capital needed to operate our business in a prudent manner and our ongoing analysis of our loss development trends. Recent trends continue to increase our confidence in our recorded ultimate losses for our insurance liabilities in run-off, however a prudent assessment dictates that the run-off portfolio still requires additional maturity to fully emerge. While there is no guarantee that these recent loss development trends will persist, as our confidence has increased it has enabled us to pursue continued capital management initiatives, primarily the repurchase of our Preference Shares, which we believe provide the greatest risk-adjusted returns to our common shareholders. Our current assessment is that losses have continued to stabilize sufficiently to continue the capital management initiatives we initiated in 2020, although we have approached these strategies in a deliberate fashion.
On March 3, 2021, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100.0 million of the Company's Preference Shares from time to time at market prices in open market purchases or as may be privately negotiated. On May 6, 2021, the Company's Board of Directors approved the additional repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $50.0 million of the Company's preference shares from time to time at market prices in open market purchases or as may be privately negotiated. The authorizations that were approved on March 3, 2021 and May 6, 2021 as described above are collectively referred to as the "2021 Preference Share Repurchase Program". The Company has a remaining authorization of $13.8 million for Preference Share repurchases at December 31, 2021. Please refer to "Notes to Consolidated Financial Statements - Note 6 — Shareholders' Equity" and "Note 16 - Subsequent Events" under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for recent repurchases and further detail on our Preference Shares.
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
As described herein, we are not currently engaged in active reinsurance underwriting on prospective risks and continue to run off the remaining unearned exposures we have reinsured. Our Swedish and UK insurance operations do write limited primary insurance coverage that could be exposed to COVID-19 claims.  While we assess our exposure to COVID-19 insurance and reinsurance claims on our existing insurance exposures and remaining reinsurance exposures as limited and immaterial, given the uncertainty surrounding the COVID-19 pandemic and its impact on the insurance industry, our preliminary estimates of loss and LAE and estimates of reinsurance recoverable arising from the COVID-19 pandemic may materially change. Maiden Reinsurance has not received any COVID-19 claims to date but companies within our IIS unit have received a limited number of claims related to those coverages which it deems as immaterial. Unanticipated issues relating to claims and coverage may emerge, which could adversely affect our business by increasing the scope of coverage beyond our intent and/or increasing the frequency and severity of claims.
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

2021 and 2020 Financial Highlights

For the Year Ended December 31,	2021	2020	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net income	$26,645	$41,762	$(15,117)
Gain from repurchase of preference shares	90,998	38,195	52,803
Net income attributable to Maiden common shareholders	117,643	79,957	37,686
Basic and diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	1.35	0.93	0.42
Gain from repurchase of preference shares per common share	1.06	0.45	0.61
Gross premiums written	10,938	31,389	(20,451)
Net premiums earned	52,993	106,081	(53,088)
Underwriting income(3)	11,572	17,274	(5,702)
Net investment income	32,013	54,761	(22,748)
Combined ratio(4)	126.1%	111.4%	14.7
Non-GAAP measures:
Non-GAAP operating earnings(1)	$60,481	$47,076	$13,405
Non-GAAP diluted operating earnings per common share(1)	0.70	0.55	0.15
Non-GAAP operating return on average common shareholders' equity(1)	25.0%	25.9%	(0.9)

At December 31,	2021	2020	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(5)	$888,699	$1,456,133	$(567,434)
Total assets	2,322,610	2,948,455	(625,845)
Reserve for loss and LAE	1,489,373	1,893,299	(403,926)
Senior notes - principal amount	262,500	262,500	—
Common shareholders' equity	225,047	133,506	91,541
Shareholders' equity	384,257	527,816	(143,559)
Total capital resources(6)	646,757	790,316	(143,559)
Ratio of debt to total capital resources(11)	40.6%	33.2%	7.4
Book Value calculations:
Book value per common share(7)	$2.60	$1.57	$1.03
Accumulated dividends per common share(13)	4.27	4.27	—
Book value per common share plus accumulated dividends	$6.87	$5.84	$1.03
Change in book value per common share plus accumulated dividends	17.6%
Diluted book value per common share(8)	$2.59	$1.55	$1.04
Non-GAAP measures:
Adjusted book value per common share(9)	$3.18	$2.46	$0.72
Adjusted Maiden shareholders' equity(10)	434,200	602,757	(168,557)
Adjusted total capital resources(10)	696,700	865,257	(168,557)
Ratio of debt to adjusted total capital resources(12)	37.7%	30.3%	7.4
(1)Non-GAAP operating earnings, non-GAAP operating earnings per common share and non-GAAP operating return on average common equity are non-GAAP financial measures. See "Key Financial Measures" for additional information.
(2)Please refer to "Notes to Consolidated Financial Statements - Note 12. Earnings per Common Share" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for the calculation of basic and diluted earnings per common share.

(3)Underwriting income is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. See "Key Financial Measures" for additional information.
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
(8)Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, divided by the number of outstanding common shares plus dilutive options and restricted shares (assuming exercise of all dilutive share based awards).
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
(10)Adjusted shareholders' equity and adjusted total capital resources are calculated by adding the following items to shareholders' equity: 1) the unamortized deferred gain on retroactive reinsurance arising from the LPT/ADC Agreement; and 2) an adjustment which reflects the equity accounting related to the fair value of certain hedged liabilities within an equity method investment held by the Company wherein the ultimate realizable value of the asset supporting the hedged liabilities cannot currently be recognized at fair value. The deferred gain arises from the LPT/ADC Agreement with Cavello relating to losses from the AmTrust Quota Share. Under U.S. GAAP, the deferred gain shall be amortized over the estimated remaining settlement period. See "Key Financial Measures" for additional information.
(11)Ratio of debt to total capital resources is calculated using the total principal amount of debt divided by the sum of total capital resources.
(12)Ratio of debt to adjusted total capital resources is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources.
(13)Accumulated dividends per common share includes the cumulative sum of dividends declared and paid in the past on the Company's issued common shares since inception.

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
As a result of the significant strategic transactions implemented since 2018, our gross and net premiums written continue to be materially lower and therefore our net investment income will increasingly become a significantly larger portion of our total revenues compared to prior periods.
The Company's revenues also include fee income earned from both our GLS business and IIS business as well as income generated from our investment portfolio. The Company's investment portfolio is comprised of AFS fixed maturity investments and other investments including equities, private equity and credit funds, privately held investments, hedge funds, equity method investments and other non-fixed income investments. In accordance with U.S. GAAP, our fixed maturity investments are carried at fair market value and any unrealized gains and losses are included in AOCI as a separate component of shareholders' equity. If unrealized losses are considered to be other-than-temporarily impaired due to a credit-related event, such impairment losses are recognized within earnings as a realized loss under total other-than-temporary impairment losses. Equity and other investments include limited partnerships, hedge funds and start-up insurance entities which are carried at fair market value with any unrealized gains or losses included in earnings under net realized gains (losses) on investment. Our investments made by special purpose vehicles focused on lending activities are carried at cost. Any indication of impairment is recognized immediately within net income.
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

General and administrative expenses include personnel expenses (including share-based compensation expense), audit fees, rent expenses, legal and professional fees, information technology costs and other general operating expenses. General and administrative expenses are allocated to the reportable segments on an actual basis except salaries and benefits where management’s judgment is applied; however general corporate expenses are not allocated to the segments.
Non-GAAP Financial Measures
In addition to our key financial measures presented in accordance with GAAP in the Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income, management uses certain non-GAAP financial measures to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined and calculated differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The non-GAAP financial measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of some of these key financial measures including the reconciliation of non-GAAP financial measures to the nearest GAAP measure and relevant discussions are found within Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations". These non-GAAP financial measures are:
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
Non-GAAP operating earnings is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) total other-than-temporary impairment losses; (3) foreign exchange and other gains or losses; (4) the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under the LPT/ADC Agreement and related changes in amortization of the deferred gain liability; and (5) interest in income of equity method investments. We have excluded net realized gains (losses) on investment, other-than-temporary impairment losses, interest in income of equity method investments and foreign exchange and other gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe that ceded risks under the LPT/ADC Agreement are representative of our ongoing and future business which are different to retroactive reinsurance risks written by GLS that are representative of our ongoing and future business. We believe all of these amounts are substantially independent of our business and any potential future underwriting process, therefore, including them would distort the analysis of underlying trends in our operations.
Underwriting income is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. For purposes of these non-GAAP operating measures, the fee-generating business which is included in our Diversified Reinsurance segment, is considered part of the underwriting operations of the Company. Management believes that this measure is important in evaluating the underwriting performance of the Company and its segments. This measure is also a useful tool to measure the profitability of the Company separately from the investment results and is also a widely used performance indicator in the insurance industry. A reconciliation of the Company's underwriting results can be found in the Company's Consolidated Financial Statements in the "Notes to Consolidated Financial Statements Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Combined ratio is commonly used in the insurance and reinsurance industry in conjunction with underwriting income as a measure of underwriting profitability. Management measures underwriting results on an overall basis and for each segment on the basis of the combined ratio. The combined ratio is the sum of the net loss and LAE ratio and the expense ratio and the computations of each component are described below. A combined ratio under 100% indicates underwriting profitability, as the net loss and LAE, commission and other acquisition expenses and general and administrative expenses are less than the net premiums earned and other insurance revenue on that business. While the Company has continued to utilize this non-GAAP measure in this Annual Report on Form 10-K for the year ended December 31, 2021, it is important to note that as the run-off of our reinsurance portfolios progresses, such ratios may increasingly be of less value to readers as they evaluate the financial results of the Company, particularly compared to historical data. Please refer to "Notes to Consolidated Financial Statements - Note 3. Segment Reporting" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further details.
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
Non-GAAP Operating Return on Average Adjusted Common Equity ("Non-GAAP Operating ROACE"): Management uses non-GAAP operating return on average adjusted common shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using non-GAAP operating earnings available to common shareholders (as defined above) divided by average adjusted common shareholders' equity.
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
Non-GAAP underwriting income (loss), Non-GAAP earnings and LAE ratio, and Non-GAAP combined ratio: Management has further adjusted underwriting income, as defined above, as well as the reported loss and LAE ratios and reported combined ratios by excluding the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under the LPT/ADC Agreement. The losses are estimated to be fully recoverable from Cavello and management believes adjusting for this development shows the ultimate economic benefit of the LPT/ADC Agreement on our underwriting results. We believe reflecting the economic benefit of this retroactive reinsurance agreement is helpful for understanding future trends in our operations.
Adjusted Total Shareholders' Equity, Adjusted Total Capital Resources, Ratio of Debt to Adjusted Total Capital Resources and Adjusted Book Value per Common Share: Management has adjusted GAAP shareholders' equity by adding the following items to shareholders' equity: 1) unamortized deferred gain on ceded retroactive reinsurance under the LPT/ADC Agreement; and 2) an adjustment which reflects the equity accounting related to the fair value of certain hedged liabilities within an equity method investment held by the Company wherein the ultimate realizable value of the asset supporting the hedged liabilities cannot currently be recognized at fair value ("LP Investment Adjustment").
The unamortized deferred gain on retroactive reinsurance under the LPT/ADC Agreement includes the aggregate impact of: 1) cumulative increases to losses incurred prior to December 31, 2018 for which we have ceded the risk under the LPT/ADC Agreement with Cavello; and 2) changes in estimated ultimate losses for certain workers' compensation reserves previously commuted to AmTrust which are subject to specific terms and conditions pursuant to the LPT/ADC Agreement. As a result, by virtue of this adjustment, management has also adjusted Total Capital Resources and computed the Ratio of Debt to Adjusted Capital Resources and Adjusted Book Value per Common Share. The deferred gain liability on retroactive reinsurance under the LPT/ADC Agreement represents loss reserves estimated to be fully recoverable from Cavello and management believes adjusting for this shows the ultimate economic benefit of the LPT/ADC Agreement. We believe reflecting the economic benefit of this non-recurring retroactive reinsurance agreement is helpful to understand future trends in our operations, which will improve our shareholders' equity over the settlement or contract periods, respectively.
Alternative investments is the total of the Company's other investments and equity method investments as reported on the Company's Consolidated Balance Sheets.

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
Reserve for Loss and LAE
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
The composition of the reserve for loss and LAE at December 31, 2021 and 2020 was as follows:

December 31,	2021	2020
	($ in thousands)
Reserve for reported loss and LAE	$851,950	$998,691
Reserve for losses incurred but not reported	637,423	894,608
Reserve for loss and LAE	$1,489,373	$1,893,299

The loss reserves in the table above exclude the impact of the LPT/ADC Agreement. While management believes that our case reserves and IBNR are sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. The analysis of the appropriateness of the reserve for IBNR is reviewed quarterly, with adjustments made as appropriate. To the extent that actual reported losses exceed expected losses, the carried estimate of the ultimate losses may be increased (i.e. unfavorable reserve development), and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses may be reduced (i.e. favorable reserve development). We record any changes in our loss reserve estimates and the related reinsurance recoverable in the periods in which they are determined. Reinsurance recoverable on unpaid losses covered by the ADC portion of the LPT/ADC Agreement are recorded as part of the deferred gain on retroactive reinsurance shown on the Consolidated Balance Sheets which represents the cumulative adverse loss development under the AmTrust Quota Share covered by the LPT/ADC Agreement at December 31, 2021. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
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
With the guidance of the methods described in "Notes to Consolidated Financial Statements - Note 9. Reserve for Loss and Loss Adjustment Expenses" included under Item 8 "Financial Statement and Supplementary Data" of this Annual Report on Form 10-K, actuarial judgment is applied in the determination of ultimate losses. In general, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, differing methods are utilized to estimate loss and LAE reserves within each segment.
In our Diversified Reinsurance segment, we hold books of business that have been in runoff for several years, as well as books of business that have been underwritten only during the last few years. In general, we utilize the Expected Loss Ratio ("ELR") approach at the onset of reserving an account, the Bornhuetter-Ferguson ("BF") method for business with less but maturing loss experience, and then, as the experience matures, the Loss Development ("LD") method is utilized. The runoff book of business primarily uses the LD method due to its maturity and the amount of experience which has emerged over the years. For proportional business, the Company relies heavily on the actual contract experience, whereas for excess of loss business, there will be more usage of industry and/or Company specific benchmark assumptions in the reserving process.
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
Significant Assumptions Employed in the Estimation of Reserve for Loss and Loss Adjustment Expenses: The most significant assumptions used at December 31, 2021 to estimate the reserve for loss and LAE within our reporting segments are as follows:
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
The five assumptions above significantly influence the Company’s determination of initial expected loss ratios and expected loss reporting and payment patterns that are the key inputs which impact potential variability in the estimate of the reserve for loss and LAE and are applicable to each of the Company’s business segments. These factors are combined with the actuarial judgment exercised by our reserving actuaries. While there can be no assurance that any of the above assumptions will prove to be correct, we believe that this process represents a realistic and appropriate basis for estimating the reserve for loss and LAE. Loss emergence factors and expected loss ratios used in the reserving process are based on a blend of our own direct experience, cedant experience and industry benchmarks, when appropriate. The benchmarks selected were those that we believe are most similar to our underwriting business.
Factors Creating Uncertainty in the Estimation of the Reserve for Loss and Loss Adjustment Expenses: While management does not include an explicit or implicit provision for uncertainty in its reserve for loss and LAE, certain of the Company’s business lines are by their nature subject to additional uncertainties, which are discussed in detail below. In addition, the Company’s reserves are subject to additional factors which add to the uncertainty of estimating reserve for loss and LAE. Time lags in the reporting of losses can also introduce further ambiguity to the process of estimating reserve for loss and LAE.
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
To verify the accuracy and completeness of the information provided to us by our ceding company counterparties, the Company’s actuaries, accountants and claims personnel perform claims reviews, and at times also accounting and financial audits, of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported loss and LAE do not comport with the terms of the contract held with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. At December 31, 2021, the Company was not involved in any material claims litigation or arbitration proceedings.
Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and LAE reserve estimates. At December 31, 2021, there were no significant backlogs related to the processing of policy or contract information in any of our reporting segments.
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
The change in loss reserve estimates from the prior year is referred to as Prior Year Development ("PPD"). We experienced favorable PPD of $27.6 million for the year ended December 31, 2021 compared to favorable PPD of $16.5 million for the year ended December 31, 2020, primarily within the AmTrust Reinsurance segment. Please refer to “Notes to Consolidated Financial Statements - Note 9. Reserve for Loss and Loss Adjustment Expenses” included under Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for further details.

The Company creates a statistical distribution around the estimate of reserve for loss and LAE based on an assumption of the volatility inherent in the estimate. The Company, in the analysis of reserves for loss and LAE, in addition to selecting a best point estimate, makes a selection of a range of reasonable reserves. This range is based on a combination of objective and subjective data, including the underlying characteristics of the exposure, the volatility in historical emergence, the credibility of the information available to estimate the reserve for loss and LAE, and professional actuarial judgement. The size of the range is related to the level of confidence associated with the point estimate, as well as the amount of uncertainty inherent in the characteristics of the exposure being evaluated.
Based on this range of reasonable reserves, our required reserves after reinsurance recoverable could increase by approximately $152.1 million, or 10.7%, of our consolidated net loss and LAE reserves, excluding the impact of the LPT/ADC Agreement. If the LPT/ADC Agreement were to be considered, our required reserves could increase by approximately $72.1 million, or 7.8% of our consolidated net loss and LAE reserves.
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
Retroactive Reinsurance
Retroactive reinsurance policies provide indemnification for losses and LAE with respect to past loss events. For our GLS run-off business in our Diversified Reinsurance segment, we use the balance sheet accounting approach for assumed loss portfolio transfers, whereby at the inception of the contract there are no premiums or losses recorded in earnings.
At the inception of a run-off retroactive reinsurance contract, if the estimated undiscounted ultimate losses payable are in excess of the premiums received, a deferred charge asset is recorded for the excess; whereas, if the premiums received are in excess of the estimated undiscounted ultimate losses payable, a deferred gain liability is recorded for the excess, such that we do not record any gain or loss at the inception of these retroactive reinsurance contracts. The premium consideration that we charge the ceding companies under retroactive reinsurance contracts may be lower than the undiscounted estimated ultimate losses payable due to the time value of money. After receiving the premium consideration in full from our cedents at the inception of the contract, we invest the premium received over an extended period of time, thereby generating investment income. We expect to generate profits from these retroactive reinsurance contracts when taking into account the premium received and expected investment income, less contractual obligations and expenses.
Deferred charge assets will be recorded in other assets (if and when applicable), and deferred gain liabilities are recorded in other liabilities, and amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of losses and LAE. The amortization of deferred charge assets and deferred gain liabilities is adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss and LAE payments. Changes in the estimated amount and timing of payments of unpaid losses may have an effect on the unamortized deferred charge assets and deferred gain liabilities and the amount of periodic amortization.
Fair Value of Financial Instruments
Please refer to "Notes to Consolidated Financial Statements - Note 5. Fair Value of Financial Instruments" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion on the fair value methodology and valuation techniques used by the Company to determine the fair value of the financial instruments held at December 31, 2021 and 2020.
Other-Than-Temporary Impairment ("OTTI") of Investments
Please refer to "Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion on the impairment evaluation performed by the Company on its investment portfolio. For the year ended December 31, 2021, the Company did not recognize any OTTI impairment losses in its results of operation compared to $2.5 million of OTTI recognized for fixed maturity investments held at December 31, 2020. Please see "Notes to Consolidated Financial Statements: Note 4. Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further details.

Results of Operations
The following table sets forth our selected Consolidated Statement of Income data for each of the years indicated:

For the Year Ended December 31,	2021	2020
	($ in thousands)
Gross premiums written	$10,938	$31,389
Net premiums written	$10,403	$28,432
Net premiums earned	$52,993	$106,081
Other insurance revenue	1,067	1,276
Net loss and LAE	(7,307)	(41,799)
Commission and other acquisition expenses	(24,840)	(38,796)
General and administrative expenses(1)	(10,341)	(9,488)
Underwriting income(2)	11,572	17,274
Other general and administrative expenses(1)	(25,679)	(29,630)
Net investment income	32,013	54,761
Net realized and unrealized gains on investment	12,648	24,473
Total other-than-temporary impairment losses	—	(2,468)
Foreign exchange and other gains (losses)	7,685	(8,526)
Interest and amortization expenses	(19,327)	(19,324)
Income tax (expense) benefit	(15)	104
Interest in income of equity method investments	7,748	5,098
Net income	26,645	41,762
Gain from repurchase of preference shares	90,998	38,195
Net income available to Maiden common shareholders	$117,643	$79,957

Ratios
Net loss and LAE ratio(3)	13.5%	38.9%
Commission and other acquisition expense ratio(4)	46.0%	36.1%
General and administrative expense ratio(5)	66.6%	36.4%
Expense ratio(6)	112.6%	72.5%
Combined ratio(7)	126.1%	111.4%
(1)Underwriting related general and administrative expenses is a non-GAAP measure. Please refer to "General and Administrative Expenses" below for additional information related to these corporate expenses and the reconciliation to those presented in our Consolidated Statements of Income.
(2)Underwriting income is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities.
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

Net Income
Net income available to Maiden common shareholders for the year ended December 31, 2021 was $117.6 million compared to net income available to Maiden common shareholders of $80.0 million in 2020. The net improvement in our results for the year ended December 31, 2021 compared to 2020 was primarily due to the gain from the repurchase of our Preference Shares of $91.0 million for the year ended December 31, 2021 compared to the gain of $38.2 million for Preference Share repurchases during 2020.
Excluding the gain on the repurchase of our Preference Shares, net income for the year ended December 31, 2021 was $26.6 million compared to net income of $41.8 million in 2020. The most significant items affecting our financial performance during the year ended December 31, 2021 on a comparative basis to 2020 included:
•underwriting income of $11.6 million in the year ended December 31, 2021 compared to $17.3 million in the same period in 2020 largely due to:
•favorable prior year loss development of $27.6 million for the year ended December 31, 2021 compared to $16.5 million during the same period in 2020 primarily related to the quota share reinsurance agreements with AmTrust, or the AmTrust Reinsurance segment, and partly offset by:
•an underwriting loss of $16.0 million for the year ended December 31, 2021 on a current accident year basis compared to an underwriting income of $0.8 million for the same period in 2020 on a current accident year basis, due to higher expense ratios caused by a significant decrease in earned premium.
•no investment impairment losses for the year ended December 31, 2021 compared to $2.5 million in 2020;
•total income from investment activities were $52.4 million for the year ended December 31, 2021 compared to $84.3 million for the same period in 2020 which was comprised of:
•net investment income decreased to $32.0 million for the year ended December 31, 2021 compared to $54.8 million for the same period in 2020, primarily due to the decline in average fixed income assets of 28.8%;
•realized and unrealized gains on investment decreased to $12.6 million for the year ended December 31, 2021 compared to $24.5 million for the same period in 2020;
•interest in income of equity method investments of $7.7 million for the year ended December 31, 2021 compared to an interest in income of equity method investments of $5.1 million for the same period in 2020.
•corporate general and administrative expenses decreased to $25.7 million for the year ended December 31, 2021 compared to $29.6 million for the same period in 2020; and
•foreign exchange and other gains increased to $7.7 million for the year ended December 31, 2021 compared to foreign exchange and other losses of $8.5 million for the same period in 2020.
Net Premiums Written
The table below compares net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the years ended December 31, 2021 and 2020:

For the Year Ended December 31,	2021		2020		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$16,098	154.7%	$37,258	131.1%	$(21,160)	(56.8)%
AmTrust Reinsurance	(5,695)	(54.7)%	(8,826)	(31.1)%	3,131	(35.5)%
Total	$10,403	100.0%	$28,432	100.0%	$(18,029)	(63.4)%
Net premiums written for the year ended December 31, 2021 were $10,403 compared to net premiums written of $28,432 during 2020 due to the following:
•Net premiums written in the Diversified Reinsurance segment decreased by $21.2 million or 56.8% for the year ended December 31, 2021 compared to 2020 largely due to the return of unearned premiums after the non-renewal of the German Auto Programs reinsurance contract in our IIS business on January 1, 2021.
•There were negligible premiums written in AmTrust Reinsurance segment due to the termination of both the AmTrust Quota Share and the European Hospital Liability Quota Share effective January 1, 2019. Negative premiums written in the AmTrust Reinsurance segment for the years ended December 31, 2021 and 2020 were mainly due to premium adjustments on Small Commercial Business policies subsequent to their termination.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.

Net Premiums Earned
Net premiums earned decreased by $53.1 million or 50.0% for the year ended December 31, 2021 compared to the same period in 2020. The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the years ended December 31, 2021 and 2020:

For the Year Ended December 31,	2021		2020		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$27,681	52.2%	$47,847	45.1%	$(20,166)	(42.1)%
AmTrust Reinsurance	25,312	47.8%	58,234	54.9%	(32,922)	(56.5)%
Total	$52,993	100.0%	$106,081	100.0%	$(53,088)	(50.0)%
Net premiums earned in the AmTrust Reinsurance segment for the year ended December 31, 2021 decreased by $32.9 million or 56.5% compared to 2020 due to the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share effective January 1, 2019. Please refer to the analysis of our AmTrust Reinsurance segment for further discussion.
Net premiums earned in the Diversified Reinsurance segment for the year ended December 31, 2021 decreased by $20.2 million or 42.1% compared to 2020 driven by lower quota share cessions for German Auto Programs which went into run-off on January 1, 2021 in the IIS business. Please refer to the analysis of our Diversified Reinsurance segment for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to the analysis of our Diversified Reinsurance segment below for further discussion.
Net Investment Income
Net investment income decreased by $22.7 million or 41.5% for the year ended December 31, 2021 compared to 2020, primarily due to the decline in average aggregate fixed income assets of 28.8%. The decline in fixed income assets is driven by the cessation of active reinsurance underwriting on prospective risks which has materially reduced our revenues, resulting in significant negative operating cash flows as we run-off our existing reinsurance liabilities.
Net investment income also decreased due to the decline in average book yields to 1.9% for the year ended December 31, 2021 compared to 2.3% in 2020, which was the result of both lower interest rates and shorter duration of assets in our fixed income portfolios.
The following table details our average aggregate fixed income assets (at cost) and investment book yield for the years ended December 31, 2021 and 2020:

For the Year Ended December 31,	2021	2020
	($ in thousands)
Average aggregate fixed income assets, at cost (1)	$1,794,173	$2,521,380
Annualized investment book yield	1.9%	2.3%
(1)Fixed income assets include available-for-sale ("AFS") securities, cash and restricted cash, funds held receivable, and loan to related party. These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

Net Realized and Unrealized Gains on Investment
Net realized and unrealized gains on investment were $12.6 million for the year ended December 31, 2021, compared to net realized gains on investment of $24.5 million for 2020. Net realized gains for the years ended December 31, 2021 and 2020 primarily reflect sales of corporate bonds for the settlement of claim payments to AmTrust.
Net realized and unrealized gains for the year ended December 31, 2021 included the recognition of $0.2 million into in unrealized gains related to an investment in an insurtech start-up company that was acquired by a special purpose acquisition company.
Net Impairment Losses Recognized in Earnings
No OTTI losses were recognized on our fixed maturity portfolio for the year ended December 31, 2021 compared to $2.5 million of OTTI losses recorded on four fixed maturity securities for the year ended December 31, 2020.
Interest in Income of Equity Method Investments
We recognized an interest in income of equity method investments of $7.7 million for the year ended December 31, 2021 compared to $5.1 million for the year ended December 31, 2020. Our equity method investments include hedge fund investments of $32.9 million, real estate investments of $44.1 million and other investments of $6.8 million as of December 31, 2021.

This table shows our interest in income of equity method investments for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
($ in thousands)	2021	2020
Hedge fund investments	$3,494	$4,435
Other investments	4,254	663
Interest in income of equity method investments	$7,748	$5,098
Net Loss and Loss Adjustment Expenses
Net loss and LAE decreased by $34.5 million, or 82.5%, during the year ended December 31, 2021 compared to the same period in 2020 largely due to the cessation of active reinsurance underwriting on prospective risks, including the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019.
The loss ratio for 2021 was impacted by net favorable prior year reserve development of $27.6 million or 51.1 percentage points during 2021 compared to net favorable prior year reserve development of $16.5 million or 15.4 percentage points during 2020. The prior year development was primarily within the AmTrust Reinsurance segment and is discussed in greater detail in the individual segment discussion and analysis.
The net loss and LAE ratio decreased to 13.5% for the year ended December 31, 2021 compared to 38.9% for 2020 largely due to significant favorable prior year loss experience in the AmTrust Reinsurance segment.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $14.0 million or 36.0% for the year ended December 31, 2021 compared to 2020 due to significantly lower earned premiums in both of our reportable segments. The commission and other acquisition expense ratio increased to 46.0% for the year ended December 31, 2021 compared to 36.1% for 2020 largely due to a change in the mix of premiums written in our Diversified Reinsurance segment.
General and Administrative Expenses
General and administrative expenses include both segment and corporate expenses segregated for analytical purposes as a component of underwriting income. Total general and administrative expenses decreased by $3.1 million or 7.9% for the year ended December 31, 2021, compared to 2020.
Corporate general and administrative expenses for the year ended December 31, 2021 decreased by $4.0 million or 13.3% compared to 2020 due to lower payroll costs and cash incentive staff compensation compared to the prior year.
General and administrative expenses for the years ended December 31, 2021 and 2020 are comprised of:

For the Year Ended December 31,	2021	2020
	($ in thousands)
General and administrative expenses – segments	$10,341	$9,488
General and administrative expenses – corporate	25,679	29,630
Total general and administrative expenses	$36,020	$39,118
Interest and Amortization Expenses
The interest and amortization expenses related to the outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 were $19.3 million for the years ended December 31, 2021 and 2020, respectively. Please refer to "Notes to Consolidated Financial Statements - Note 7 — Long-Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the years ended December 31, 2021 and 2020, respectively.
Foreign Exchange and Other (Gains) Losses
Net foreign exchange and other gains amounted to $7.7 million during the year ended December 31, 2021 compared to net foreign exchange and other losses of $8.5 million in 2020. Net foreign exchange gains of $7.5 million were realized during the year ended December 31, 2021 due to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro. Net foreign exchange losses of $8.1 million were realized in 2020 due to the weakening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro.
Income Tax Expense (Benefit)
The Company recorded income tax expense of $15.0 thousand for the year ended December 31, 2021 compared to an income tax benefit of $0.1 million recorded for 2020. The income tax benefit for 2020 was largely generated on the operating losses of our international subsidiaries. The effective rate of income tax was 0.1% for the year ended December 31, 2021 compared to a tax rate of (0.3)% for the year ended December 31, 2020.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results and associated ratios for our Diversified Reinsurance segment for the years ended December 31, 2021 and 2020 were as follows:

For the Year Ended December 31,	2021	2020
	($ in thousands)
Gross premiums written	$16,633	$40,457
Net premiums written	$16,098	$37,258
Net premiums earned	$27,681	$47,847
Other insurance revenue	1,067	1,276
Net loss and LAE	(4,286)	(24,909)
Commission and other acquisition expenses	(15,093)	(18,475)
General and administrative expenses	(7,827)	(6,936)
Underwriting income (loss)	$1,542	$(1,197)
Ratios
Net loss and LAE ratio	14.9%	50.7%
Commission and other acquisition expense ratio	52.5%	37.6%
General and administrative expense ratio	27.2%	14.1%
Expense ratio	79.7%	51.7%
Combined ratio	94.6%	102.4%
The combined ratio for the year ended December 31, 2021 decreased to 94.6% compared to 102.4% in 2020 largely due to favorable loss development partly offset by higher non-recurring general and administrative expenses in our IIS business, which increased the expense ratio. Please see the respective sections on net loss and LAE, commissions and other acquisition expenses and general and administrative expenses for further details on these elements that have impacted the combined ratios.
Premiums - Direct premiums written by Maiden LF and Maiden GF increased by $2.3 million or 11.8% during the year ended December 31, 2021 compared to 2020. Gross premiums written in the Diversified Reinsurance segment decreased by $23.8 million, or 58.9% for the year ended December 31, 2021 compared to 2020 primarily due to the return of unearned premiums written in a German Auto quota share reinsurance contract in our IIS business which went into run-off on January 1, 2021.
Net premiums written for the year ended December 31, 2021 decreased by $21.2 million or 56.8% compared to 2020 due to the return of unearned premiums in our German Auto quota share reinsurance contract which went into run-off on January 1, 2021. The table below shows net premiums written by line of business for the years ended December 31, 2021 and 2020:

For the Year Ended December 31,	2021	2020	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Written
International	$16,098	$37,294	$(21,196)	(56.8)%
Other	—	(36)	36	(100.0)%
Total Diversified Reinsurance	$16,098	$37,258	$(21,160)	(56.8)%
Net premiums earned decreased by $20.2 million or 42.1% during the year ended December 31, 2021 compared to 2020 primarily due to lower earned premiums from German Auto programs which went into run-off on January 1, 2021. The table below shows net premiums earned by line of business for the years ended December 31, 2021 and 2020:

For the Year Ended December 31,	2021	2020	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Earned
International	$27,681	$47,883	$(20,202)	(42.2)%
Other	—	(36)	36	(100.0)%
Total Diversified Reinsurance	$27,681	$47,847	$(20,166)	(42.1)%

Other Insurance Revenue - Other insurance revenue includes $0.3 million of fee income earned from our GLS business for the year ended December 31, 2021, as well as fee income derived from our IIS business not directly associated with premium revenue assumed by the Company for the years ended December 31, 2021 and 2020 as specified in the table below. Other income of $0.1 million for the year ended December 31, 2020 was generated from transitional services provided relating to the sale of our U.S. operations.
Other insurance revenue decreased by $0.2 million or 16.4% to $1.1 million for the year ended December 31, 2021 compared to 2020. The decline of $0.4 million in International was primarily due to the loss of fee income from an auto customer program that went into run-off on July 31, 2021. The table below shows other insurance revenue by source for the years ended December 31, 2021 and 2020:

For the Year Ended December 31,	2021	2020	Change	Change
	($ in thousands)			%
International	$765	$1,145	$(380)	(33.2)%
Other income	302	131	171	130.5%
Total Diversified Reinsurance	$1,067	$1,276	$(209)	(16.4)%

Net Loss and LAE - Net loss and LAE decreased by $20.6 million or 82.8% for the year ended December 31, 2021 compared to 2020 due primarily to the run-off of reinsurance liabilities associated with our German Auto programs. Net loss and LAE ratio decreased to 14.9% for the year ended December 31, 2021 compared with 50.7% for 2020.
The loss ratio decreased by 35.8 percentage points for the year ended December 31, 2021 compared to 2020. The 2021 loss ratio was impacted by favorable prior year loss reserve development of $3.6 million or 12.4 percentage points during 2021, compared to the impact of favorable development of $1.3 million or 2.6 percentage points on the loss ratio in 2020.
The 2021 development was due to favorable development in German Auto programs, European Capital Solutions and facultative reinsurance run-off lines. The 2020 development was driven by favorable experience in facultative reinsurance run-off lines and partly offset by adverse development experienced in European Capital Solutions.
The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be effected by changes in the mix of business and the impact of increases in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, as well as the impact on the loss ratio described above, the combined ratio decreased by 7.8 percentage points for the year ended December 31, 2021 compared to 2020.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $3.4 million or 18.3%, for the year ended December 31, 2021 compared to 2020 primarily due to lower net premiums earned which similarly decreased in this segment.
The commission and other acquisition expense ratio increased 14.9 percentage points to 52.5% for the year ended December 31, 2021 compared to 37.6% for 2020 largely reflecting the late accrual of contingent commission on run-off business with no earned premiums during 2021. Also, it is due to the change in the mix of pro rata versus excess of loss premiums written during the year. Please refer to the preceding paragraph for other factors that can impact the combined ratio.
General and Administrative Expenses - General and administrative expenses increased by $0.9 million or 12.8% for the year ended December 31, 2021 compared to 2020. The general and administrative expense ratio increased to 27.2% for the year ended December 31, 2021 compared to 14.1% for 2020 due to lower net premiums earned which decreased significantly as noted previously, combined with higher non-recurring expenses. This included severance costs and certain regulatory costs of approximately $1.0 million incurred in our IIS business unit which increased the expense ratio for the year ended December 31, 2021 compared to the same period in 2020.
The overall expense ratio (including commission and other acquisition expenses) increased to 79.7% for the year ended December 31, 2021 compared to 51.7% for 2020 largely due to higher non-recurring expenses and commissions combined with net premiums earned which decreased as discussed above.

AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported underwriting income of $10.0 million for the year ended December 31, 2021 compared to underwriting income of $18.5 million for the year ended December 31, 2020. The underwriting results and associated ratios for the AmTrust Reinsurance segment for the years ended December 31, 2021 and 2020 were as follows:

For the Year Ended December 31,	2021	2020
	($ in thousands)
Gross premiums written	$(5,695)	$(9,068)
Net premiums written	$(5,695)	$(8,826)
Net premiums earned	$25,312	$58,234
Net loss and LAE	(3,021)	(16,890)
Commission and other acquisition expenses	(9,747)	(20,321)
General and administrative expenses	(2,514)	(2,552)
Underwriting income	$10,030	$18,471
Ratios
Net loss and LAE ratio	11.9%	29.0%
Commission and other acquisition expense ratio	38.5%	34.9%
General and administrative expense ratio	9.9%	4.4%
Expense ratio	48.4%	39.3%
Combined ratio	60.3%	68.3%
The combined ratio decreased by 8.0 percentage points to 60.3% for the year ended December 31, 2021 compared to 68.3% for 2020 primarily due to favorable prior year development of $24.0 million or 95.0 percentage points during 2021 compared to favorable development of $15.2 million or 26.2 percentage points during 2020. The favorable loss development was partially offset by a higher underwriting loss for the current accident year during the year ended December 31, 2021 of $14.0 million compared to an underwriting income of $3.3 million for the current accident year in the same period in 2020. These results were due primarily to higher loss ratios on the run-off of unearned premium for terminated AmTrust reinsurance contracts.
Premiums -  The table below shows net premiums written by category for the years ended December 31, 2021 and 2020:

For the Year Ended December 31,	2021		2020
($ in thousands)	Total	% of Total	Total	% of Total
Net Premiums Written
Small Commercial Business	$(6,445)	113.2%	$(11,515)	130.5%
Specialty Program	(876)	15.4%	(19)	0.2%
Specialty Risk and Extended Warranty	1,626	(28.6)%	2,708	(30.7)%
Total AmTrust Reinsurance	$(5,695)	100.0%	$(8,826)	100.0%
The gross and net premiums written for the year ended December 31, 2021 reflect premium adjustments on Small Commercial Business policies in the AmTrust Quota Share. There were negative gross and net premiums written for the year ended December 31, 2020 reflecting premium adjustments under the AmTrust Quota Share from April 1, 2020. Furthermore, the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019 resulted in no new business written under these contracts since 2018.

Net premiums earned decreased by $32.9 million, or 56.5% for the year ended December 31, 2021 compared to 2020 due to termination of the AmTrust Quota Share and European Hospital Liability Quota Share as of January 1, 2019. The negative premiums earned for the year ended December 31, 2021 in Small Commercial Business were due to premium adjustments on such policies in the AmTrust Quota Share.
Negative net premiums earned on Small Commercial Business for the year ended December 31, 2020 were due to premium adjustments and earned premium returns for the commutation of certain home warranty business in the AmTrust Quota Share as of April 1, 2020.

The table below details net premiums earned by category for the years ended December 31, 2021 and 2020:

For the Year Ended December 31,	2021		2020
($ in thousands)	Total	% of Total	Total	% of Total
Net Premiums Earned
Small Commercial Business	$(6,095)	(24.1)%	$(10,938)	(18.8)%
Specialty Program	(853)	(3.4)%	33	0.1%
Specialty Risk and Extended Warranty	32,260	127.5%	69,139	118.7%
Total AmTrust Reinsurance	$25,312	100.0%	$58,234	100.0%

Net Loss and Loss Adjustment Expenses - Net loss and LAE decreased by $13.9 million or 82.1%, for the year ended December 31, 2021 compared to 2020 largely due to the impact of net favorable prior year loss development of $24.0 million combined with lower net earned premiums.
Net loss and LAE ratios decreased to 11.9% for the year ended December 31, 2021 compared to 29.0% for 2020. During the year ended December 31, 2021, the net loss and LAE ratio decreased by 17.1 points compared to 2020 due to the impact of net favorable prior year loss development which was $24.0 million or 95.0 points during 2021, compared to net favorable prior year development of $15.2 million or 26.2 points during 2020.
The table below details prior year loss development by lines of business for the years ended December 31, 2021 and 2020:

For the Year Ended December 31,	2021	2020
($ in thousands)	Total	Total
Prior Year Loss Development (favorable) adverse
Workers Compensation	$(22,242)	$(39,016)
Commercial Auto Liability	(29,918)	17,650
General Liability	20,868	18,334
European Hospital Liability	7,885	683
Other	(637)	(12,889)
Total AmTrust Reinsurance Prior Year Adverse Development	$(24,044)	$(15,238)
The current year loss ratio was 106.9% for the year ended December 31, 2021 compared to 55.2% in 2020 due to higher loss ratios on the run-off of unearned premium for terminated reinsurance contracts.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $10.6 million, or 52.0%, for the year ended December 31, 2021 compared to 2020 due to lower net earned premiums as a result of terminating both quota share agreements with AmTrust effective as of January 1, 2019. The commission and other acquisition expense ratio increased 3.6 points to 38.5% for the year ended December 31, 2021 compared to 34.9% in 2020.
General and Administrative Expenses - General and administrative expenses decreased by $38.0 thousand or 1.5% for the year ended December 31, 2021 compared to 2020. The general and administrative expense ratio increased to 9.9% for the year ended December 31, 2021 compared to 4.4% in 2020 as a result of lower net earned premiums due to terminating both quota share agreements with AmTrust as of January 1, 2019.
The overall expense ratio (including commission and other acquisition expenses) increased to 48.4% for the year ended December 31, 2021 compared to 39.3% in 2020 primarily due to relatively stable administrative segment expenses combined with significantly lower earned premiums as discussed above.

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
As of December 31, 2021, the Company had investable assets of $1.7 billion compared to $2.3 billion as of December 31, 2020. Investable assets are the combined total of our investments, cash and cash equivalents (including restricted cash), loan to a related party and funds withheld receivable. The decline in our investable assets is primarily the result of our cessation of active reinsurance underwriting of new prospective risks in 2018 and 2019 which subsequently results in negative operating cash flows to settle claim payments from the run-off of the liabilities from that reinsurance portfolio in 2021.
As previously indicated, Maiden Reinsurance re-domesticated from Bermuda to Vermont on March 16, 2020. We continue to be actively engaged with the Vermont DFR regarding the formulation of Maiden Reinsurance's longer term business plan, including its investment policy, changes to which require prior regulatory approval as stipulated by Vermont law or the Vermont DFR for any active underwriting, capital management or other strategic initiatives. Maiden Reinsurance has received all necessary approvals required to date by the Vermont DFR, including its activities via GLS and its investment policy, which includes: 1) the expansion of approved asset classes for investment reflecting not only Maiden Reinsurance’s solvency position but the material reduction in required capital necessary to operate its business as discussed further in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity & Capital Resources – Cash and Investments; and 2) the purchase of affiliated securities as demonstrated in the recent preference share tender offers. The Investment Policy, as approved and as amended, maintains our established investment management and governance practices.
Maiden Reinsurance is regulated by the Vermont DFR and is the principal operating subsidiary of Maiden Holdings. At December 31, 2021, Maiden Reinsurance had statutory capital and surplus of $999.8 million, exceeding the amounts required to be maintained of $132.8 million at December 31, 2021. Under its license as an affiliated reinsurer under the captive licensing laws in the State of Vermont, Maiden Reinsurance requires the approval of the Vermont DFR for the payment of any dividends. During the years ended December 31, 2021 and 2020, Maiden Reinsurance did not pay any dividends to Maiden NA and likewise, Maiden NA did not pay any dividends to Maiden Holdings during both periods..
Maiden Holdings has two Swedish domiciled operating subsidiaries, Maiden LF and Maiden GF, which are both regulated by the Swedish FSA. At December 31, 2021, Maiden LF and Maiden GF each had a statutory capital and surplus of $8.3 million and $10.0 million, respectively, exceeding the amounts required to be maintained of $4.2 million and $5.1 million, respectively, at December 31, 2021. Maiden LF and Maiden GF are subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF and Maiden GF to Maiden Holdings. At December 31, 2021, Maiden LF and Maiden GF are not allowed to pay dividends or distributions without the permission of the Swedish FSA. During the years ended December 31, 2021 and 2020, Maiden LF and Maiden GF did not pay any dividends to Maiden Holdings.
Maiden Holdings’ wholly owned U.K. subsidiary, Maiden Global, operates as a reinsurance services and holding company. Maiden Global is subject to regulation by the U.K. Financial Conduct Authority (the "FCA"). At December 31, 2021, Maiden Global is allowed to pay dividends or distributions not exceeding $5.1 million. Maiden Global did not pay any dividends to Maiden Holdings during the years ended December 31, 2021 and 2020.
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
Our business has undergone significant changes since 2018. As previously noted, we have engaged in a series of transactions that have materially reduced our balance sheet risk and transformed our operations. As a result of these transactions, we are not engaged in any active underwriting of new prospective reinsurance business thus our net premiums written will continue to be materially lower and investment income will become a significantly larger portion of our total revenues. We are writing new retroactive risks through GLS, however this will be smaller in relation to the run-off of our prior reinsurance business. Despite the initial inflow of new business from GLS, this has continued to cause significant negative operating cash flows as we run off the AmTrust Reinsurance segment reserves as shown in the cash flows table further below.

While the development of the GLS platform over time should further enhance our ability to pursue the asset and capital management pillars of our business strategy, we still expect the trend of negative overall cash flows to continue to reduce our asset base going forward into 2022 and beyond.
We expect to use funds from cash and investment portfolios, collected premiums on reinsurance contracts in force or being run-off, investment income and proceeds from investment sales and redemptions to meet our expected claims payments and operational expenses. Claim payments will be principally from the run-off of existing reserves for losses and LAE. A significant portion of those liabilities are collateralized and claim payments will be funded by using this collateral which should provide sufficient funding to fulfill those obligations.
The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next twelve months as we generally expect negative operating cash flows to be sufficiently offset by positive investing cash flows. While we continue to expect our cash flows to be sufficient to meet our cash requirements and to operate our business, our ability to execute our asset and capital management initiatives are dependent on maintaining adequate levels of unrestricted liquidity and cash flows. At December 31, 2021 and 2020, unrestricted cash and cash equivalents and unrestricted fixed maturity investments were $81.1 million and $269.2 million, respectively.
The decrease of $188.1 million in unrestricted cash and fixed maturity investments during 2021 was primarily the result of $136.3 million utilized for the 2021 Preference Share Repurchase Program, $74.4 million utilized for net purchases of other investments and $37.3 million utilized for net purchases of equity method investments, and $19.1 million for interest payments on the Senior Notes, partly offset by receipts of $80.0 million from restricted assets as collateral is released by ceding companies upon satisfaction of liabilities, including AmTrust. Please see the related discussion on cash flows from investing and financing activities below.
The table below summarizes our operating, investing and financing cash flows for the years ended December 31, 2021 and 2020:

For the Year Ended December 31,	2021	2020
	($ in thousands)
Operating activities	$(394,430)	$(541,775)
Investing activities	464,064	596,044
Financing activities	(138,903)	(30,130)
Effect of exchange rate changes on foreign currency cash	(470)	4,409
Total (decrease) increase in cash, restricted cash and cash equivalents	$(69,739)	$28,548
Cash Flows from Operating Activities
Cash flows used in operating activities for the year ended December 31, 2021 were $394.4 million compared to cash flows used in operating activities of $541.8 million for the year ended December 31, 2020, a decrease of $147.3 million. The operating cash flows used in operations for the years ended December 31, 2021 and 2020 were primarily the result of claims payments for the terminated AmTrust Quota Share and the European Hospital Liability Quota Share reinsurance agreements, which produced negligible gross premiums written that were more than offset by claim payments from the run-off of existing reserves for loss and LAE under those agreements.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from sales and maturities of investments net of payments for investments acquired. Net cash provided by investing activities was $464.1 million for the year ended December 31, 2021 compared to $596.0 million for 2020 due to proceeds from sales of fixed maturity investments which were made primarily to settle claim payments as well as repurchase Preference Shares during the year ended December 31, 2021.
For the year ended December 31, 2021, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $575.4 million compared to net proceeds of $666.3 million during 2020. This was partly offset by $74.4 million utilized for net purchases of other investments and $37.3 million utilized for net purchases of equity method investments during the year ended December 31, 2021.
Cash Flows from Financing Activities
Cash flows used in financing activities were $138.9 million for the year ended December 31, 2021 compared to $30.1 million during 2020 primarily due to the repurchase of the Company's Preference Shares. The Company paid $136.3 million for the repurchase of 9,404,012 Preference Shares pursuant to the 2021 Preference Share Repurchase Program as part of its recent capital management strategy during the year ended December 31, 2021. This compared to 2,827,595 Preference Shares repurchased by the Company during 2020 for aggregate total consideration of $30.1 million pursuant to the 2020 Tender Offer (as defined below).
No dividends on common or preference shares were paid during 2021 and 2020. Our Board of Directors has not declared any common or preference share dividends since the third quarter of 2018.

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
At December 31, 2021, the Company had letters of credit outstanding of $53.6 million for collateral purposes which are secured by cash and fixed maturities with a fair value of $72.8 million.
At December 31, 2021 and 2020, restricted cash and cash equivalents and fixed maturity investments used as collateral were $0.6 billion and $1.1 billion, respectively. This collateral represents 87.8% and 80.0% of the fair value of our total fixed maturity investments and cash, restricted cash and cash equivalents at December 31, 2021 and 2020, respectively. The following table provides additional information on those assets used as collateral at December 31, 2021 and 2020:

December 31,	2021			2020
($ in thousands)	Restricted Cash & Equivalents	Fixed Maturities	Total	Restricted Cash & Equivalents	Fixed Maturities	Total
Diversified Reinsurance	$34,298	$48,845	$83,143	$22,064	$65,355	$87,419
AmTrust Reinsurance	5,121	493,883	499,004	39,722	952,914	992,636
Total	$39,419	$542,728	$582,147	$61,786	$1,018,269	$1,080,055
As a % of Consolidated Balance Sheet captions	100.0%	90.9%	91.5%	100.0%	83.9%	84.7%
Maiden Reinsurance loaned funds of $168.0 million to AmTrust at December 31, 2021 and 2020, respectively, to partially satisfy its collateral requirements with AII. Advances under the loan are secured by promissory notes and the loan is carried at cost. On January 30, 2019, in connection with the termination of the AmTrust Quota Share, the Company and AmTrust amended the Loan Agreement between Maiden Reinsurance, AmTrust and AII, originally entered into on November 16, 2007, to extend the maturity date to January 1, 2025 and the parties acknowledged that due to the termination of the AmTrust Quota Share, no further loans or advances may be made pursuant to the Loan Agreement.
On January 11, 2019, a portion of the existing trust accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred $575.0 million to AmTrust as a funds withheld receivable which currently bears an annual interest rate of 1.8%, subject to annual adjustment. The annual interest rate was 2.65% for the duration of 2020. On January 24, 2019, Maiden Reinsurance transferred cash of €45.1 million ($51.2 million) to AIU DAC as a funds withheld receivable to serve as collateral for the European Hospital Liability Quota Share. AIU DAC pays Maiden Reinsurance a fixed annual interest rate of 0.5% on the average daily funds withheld balance which is subject to annual adjustment. At December 31, 2021, the amount of funds withheld under this agreement was $26.5 million (December 31, 2020 - $28.1 million).
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

Cash and Investments
The investment of our funds has generally been designed to ensure safety of principal while generating current income. Accordingly, the majority of our funds have been invested in liquid, investment-grade fixed income securities which are all designated as AFS at December 31, 2021. As of December 31, 2021 and 2020, our cash and investments consisted of:

At December 31,	2021	2020
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$597,145	$1,213,411
Equity method investments	83,742	43,136
Other investments	141,725	63,760
Total investments	822,612	1,320,307
Cash and cash equivalents	26,668	74,040
Restricted cash and cash equivalents	39,419	61,786
Total Investments and Cash (including cash equivalents)	$888,699	$1,456,133
In addition to the discussion on Cash and Cash Equivalents and Fixed Maturities that follows herein, please see "Notes to Consolidated Financial Statements - Note 4 — Investments" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further discussion on our AFS fixed income securities.
As our insurance liabilities continue to run-off and the required capital to operate our business for regulatory purposes decreases, we have modified Maiden Reinsurance’s investment policy (which has been approved by the Vermont DFR as noted) and have expanded the range of asset classes we invest in to enhance the income and returns our investment portfolio produces. We categorize these investments as alternative investments which include "Other Investments" and "Equity Method Investments" on our consolidated balance sheets as discussed in "Note 2 — Significant Accounting Policies" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Under this revised investment policy, we have increased the amount of alternative investments during 2021 and 2020, and we expect to continue to increase the amounts invested therein. Under our investment policy, alternative investments could include, but are not limited to, privately held investments, private equities, private credit lending funds, fixed-income funds, hedge funds, equity funds, real estate (including joint ventures and limited partnerships) and other non-fixed-income investments.
For further details on our alternative investments, in addition to the discussion of the investments herein, please see "Notes to Consolidated Financial Statements Note 4(b). Other Investments and Equity Method Investments" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
We believe our other investments and equity method investments portfolio provides diversification against our fixed-income investments and an opportunity for improved risk-adjusted return, however, the returns of these investments may be more volatile and we may experience significant unrealized gains or losses in a particular quarter or year. While we believe the returns produced by these investments will exceed our cost of capital, in particular our cost of debt capital, it is too soon to determine if the actual returns will achieve this objective and it may be an extended period of time before that determination can be made.
We may utilize and pay fees to various companies to provide investment advisory and/or management services related to these investments. These fees, which would be predominantly based upon the amount of assets under management, would be included in net investment income. In addition, costs associated with evaluating, analyzing and monitoring these investments may require additional expenditures than traditional marketable securities. During 2021, our investment expenses associated with our alternative investments decreased compared to 2020.
The substantial majority of our current and future investments are held by Maiden Reinsurance, whose investment policy has been approved by the Vermont DFR. We may utilize a portion of Maiden Reinsurance's unrestricted assets to purchase affiliated securities and, during the year ended December 31, 2021, we utilized $136.3 million in conjunction with the 2021 Preference Share Repurchase Program. Maiden Reinsurance has received all necessary approvals for its investment policy. As of December 31, 2021, we have cumulatively invested $165.8 million in the Preference Shares of Maiden Holdings.
Cash & Cash Equivalents
At December 31, 2021, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.

Fixed Maturity Investments
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (both restricted and unrestricted) are as follows:

December 31, 2021	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS Fixed maturities	($ in thousands)
U.S. treasury bonds	$59,989	$—	$(110)	$59,879	0.2%	0.9
U.S. agency bonds – mortgage-backed	96,554	2,429	(193)	98,790	2.7%	2.1
Non-U.S. government bonds	3,163	113	—	3,276	0.3%	7.3
Asset-backed securities	198,946	705	(5,093)	194,558	1.5%	0.5
Corporate bonds	236,692	10,094	(6,144)	240,642	2.5%	2.7
Total fixed maturities	595,344	13,341	(11,540)	597,145	1.9%	1.7
Cash and cash equivalents	66,087	—	—	66,087	—%	0.0
Total	$661,431	$13,341	$(11,540)	$663,232	1.7%	1.5

December 31, 2020	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$94,468	$34	$—	$94,502	0.1%	1.4
U.S. agency bonds – mortgage-backed	272,124	9,439	(126)	281,437	2.5%	1.9
Non-U.S. government bonds	8,641	1,067	—	9,708	1.1%	6.2
Asset-backed securities	184,227	1,611	(406)	185,432	2.2%	0.7
Corporate bonds	604,463	40,904	(3,035)	642,332	2.3%	3.1
Total AFS fixed maturities	1,163,923	53,055	(3,567)	1,213,411	2.2%	2.3
Cash and cash equivalents	135,826	—	—	135,826	0.1%	0.0
Total	$1,299,749	$53,055	$(3,567)	$1,349,237	2.0%	2.1
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the year ended December 31, 2021, the yield on the 10-year U.S. Treasury bond increased by 59 basis points to 1.52%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed income securities in our portfolio. The U.S. Treasury yield curve experienced a material upward shift during the year ended December 31, 2021, reflecting concerns about potential inflation emanating from the combination of: 1) growing confidence in the U.S. economic outlook as the economic effects of the COVID-19 pandemic continue to abate; 2) enactment of additional significant fiscal stimulus legislation in the U.S.; and 3) continued accommodative monetary policy pursued by central banks globally.
The movement in the market values of our fixed maturity portfolio during the year ended December 31, 2021 generated net unrealized losses of $47.7 million which reduced our book value per common share by $0.55 during that period. Our investment portfolios may be adversely impacted by unfavorable market conditions caused by the COVID-19 pandemic, which could cause continued volatility in our results of operations and negatively impact our financial condition.
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
We also monitor the duration and structure of our investment portfolio as discussed below. As of December 31, 2021, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $19.1 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above.

To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At December 31, 2021 and 2020, these respective durations in years were as follows:

December 31,	2021	2020
Fixed maturities and cash and cash equivalents	1.5	2.1
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	4.4	3.9
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	1.4	0.9
During the year ended December 31, 2021, the weighted average duration of our fixed maturity investment portfolio decreased by 0.6 years to 1.5 years while the duration for reserve for loss and LAE increased by 0.5 years to 4.4 years. The differential in duration between these assets and liabilities may fluctuate over time and, in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our Agency MBS and commercial mortgage-backed securities. At December 31, 2021, the duration of our fixed maturity investment portfolio decreased compared to December 31, 2020 due to continued sales of fixed maturity investments primarily made to settle claim payments with AmTrust. The duration of our loss reserves net of the LPT/ADC Agreement was lower than the duration of our fixed maturity investment portfolio at December 31, 2021.
At December 31, 2021, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS holdings at December 31, 2021 and 2020 were as follows:

December 31,	2021		2020
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
FNMA – fixed rate	$47,419	48.0%	$119,910	42.6%
FHLMC – fixed rate	47,758	48.3%	138,733	49.3%
GNMA - variable rate	3,613	3.7%	5,409	1.9%
GNMA – fixed rate	—	—%	17,385	6.2%
Total U.S. agency bonds	$98,790	100.0%	$281,437	100.0%
Agency MBS bonds comprises 16.5% of our fixed maturity investments at December 31, 2021. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn.
At December 31, 2021 and 2020, 97.8% and 96.1%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see "Part II, Item 8 - Notes to Consolidated Financial Statements Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

The security holdings by sector and financial strength rating of our corporate bond holdings at December 31, 2021 and 2020 were as follows:

	Ratings(1)
December 31, 2021	AAA, AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds
Corporate bonds					($ in thousands)
Basic Materials	—%	2.4%	1.7%	—%	$9,995	4.1%
Communications	—%	2.4%	3.2%	—%	13,480	5.6%
Consumer	—%	2.4%	31.3%	2.8%	87,753	36.5%
Energy	—%	9.4%	4.8%	—%	34,068	14.2%
Financial Institutions	0.6%	18.8%	12.9%	2.6%	84,025	34.9%
Industrials	—%	1.0%	—%	—%	2,393	1.0%
Technology	—%	3.7%	—%	—%	8,928	3.7%
Total Corporate bonds	0.6%	40.1%	53.9%	5.4%	$240,642	100.0%

	Ratings(1)
December 31, 2020	AAA, AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds
Corporate bonds					($ in thousands)
Basic Materials	—%	1.0%	1.4%	—%	$15,637	2.4%
Communications	—%	1.0%	4.6%	1.6%	46,167	7.2%
Consumer	—%	2.0%	21.7%	1.8%	164,033	25.5%
Energy	2.5%	6.3%	3.0%	2.2%	89,984	14.0%
Financial Institutions	7.2%	23.8%	13.0%	1.0%	288,649	45.0%
Industrials	—%	0.9%	1.2%	0.8%	18,494	2.9%
Technology	—%	2.4%	0.6%	—%	19,368	3.0%
Total Corporate bonds	9.7%	37.4%	45.5%	7.4%	$642,332	100.0%
(1)    Ratings as assigned by S&P, or equivalent

The table below includes the Company’s ten largest corporate holdings at fair value and as a percentage of all fixed income securities held as at December 31, 2021. As of December 31, 2021, 38.5% are U.S. dollar denominated and 61.5% are Euro denominated, with 41.5% in the Consumer Sector and 33.1% in the Financial Institutions sector:

December 31, 2021	Fair Value	% of Total Fixed Income Holdings	Rating(1)
	($ in thousands)
Electricite de France, 4.625%, Due 9/11/2024	$16,473	2.8%	A-
Brookfield Asset Management Inc., 4.00% Due 1/15/2025	12,830	2.1%	A-
Anheuser-Busch INBEV NV, 2.875% Due 9/25/2024	12,278	2.1%	BBB+
Carlsberg Breweries A/S, 2.5%, Due 5/28/2024	11,983	2.0%	BBB
Thompson Reuters Corp, 4.3% Due 11/23/23	10,467	1.8%	BBB
International Business Machines Corp., 7.0%, Due 10/30/2025	8,928	1.5%	A-
Chubb Ina Holdings Inc., 1.55%, Due 3/15/2028	7,823	1.3%	A
Kraft Heinz Food Co., 1.5%, Due 5/24/2024	6,825	1.1%	BB+
WEA Finance LLC, 3.75%, Due 9/17/2024	6,295	1.1%	BBB+
FBD Insurance PLC, 5% Due 10/9/2028	6,225	1.0%	NA
Total	$100,127	16.8%
(1)    Ratings as assigned by S&P, or equivalent

At December 31, 2021 and 2020, respectively, we held the following non-U.S. dollar denominated securities:

December 31,	2021		2020
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated corporate bonds	$147,740	55.9%	$349,231	97.3%
Non-U.S. dollar denominated asset-backed securities	113,399	42.9%	—	—%
Non-U.S. government bonds	3,275	1.2%	9,708	2.7%
Total non-U.S. dollar denominated securities	$264,414	100.0%	$358,939	100.0%
At December 31, 2021 and 2020, respectively, our non-U.S. dollar denominated securities were invested in the following currencies:

December 31,	2021		2020
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Euro	$264,414	100.0%	$329,447	91.8%
British Pound	—	—%	22,861	6.4%
Canadian Dollar	—	—%	5,110	1.4%
All other	—	—%	1,521	0.4%
Total non-U.S. dollar denominated securities	$264,414	100.0%	$358,939	100.0%
The net decrease in non-U.S. dollar denominated fixed maturities is primarily due to the sale of Euro denominated corporate bonds during the year ended December 31, 2021. At December 31, 2021 and 2020, all of the Company's non-U.S. government issuers have a rating of AA- or higher by S&P.
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments by ratings at December 31, 2021 and 2020:

Ratings(1) at December 31,	2021		2020
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$—	—%	$1,277	0.4%
AA+, AA, AA-	—	—%	31,102	8.9%
A+, A, A-	56,669	38.4%	165,585	47.4%
BBB+, BBB, BBB-	78,021	52.8%	137,297	39.3%
BB+ or lower	13,050	8.8%	13,970	4.0%
Total non-U.S. dollar denominated corporate bonds	$147,740	100.0%	$349,231	100.0%
(1)     Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturity investments held in non-U.S. dollar denominated currencies at December 31, 2021 and 2020, respectively.
Other Investments and Equity Method Investments
Our alternative investments are categorized as other investments and equity method investments as reported on our consolidated balance sheets. These include private equity, private credit and hedge funds investments, investments in limited partnerships, as well as investments in direct lending entities and investments in technology-oriented insurance related businesses known as insurtechs. Private equity investments consist of direct investments in privately held entities, investments in private equity funds and private equity co-investments with sponsoring entities. Private credit investments consist of loans and other debt securities of privately held entities or investment sponsors.
Our allocation to alternative investments increased to 25.4% of our total cash and investments as of December 31, 2021 compared to 7.3% as of December 31, 2020; and increased to 58.7% of our total shareholders' equity as of December 31, 2021 compared to 20.3% as of December 31, 2020.

Our alternative investments as of December 31, 2021 and 2020 consist of the following asset classes:

December 31,	2021		2020
	Carrying Value	% of Total	Carrying Value	% of Total
Privately held equity investments	$52,013	23.1%	$22,844	21.4%
Real estate investments	44,050	19.5%	—	—%
Investments in direct lending entities	42,976	19.1%	36,571	34.2%
Private credit funds	38,656	17.1%	1,301	1.2%
Hedge fund investments	32,929	14.6%	29,435	27.5%
Private equity funds	6,906	3.1%	3,044	2.9%
Other investments	6,763	3.0%	13,701	12.8%
Publicly traded equity investments	1,174	0.5%	—	—%
Total alternative investments	$225,467	100.0%	$106,896	100.0%
For further details on these other investments, please see "Notes to Consolidated Financial Statements: Note 4(b) Other Investments and Equity Method Investments" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Certain of the Company's investments in limited partnerships are related to real estate joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the ownership of income-producing properties. In certain of these joint ventures, the Company has provided certain indemnities, guarantees and commitments to certain parties such that it may be required to make payments now or in the future. For further details on these financial guarantees, please see "Notes to Consolidated Financial Statements: Note 11 - Commitments, Contingencies and Guarantees" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Investment Results
The following table summarizes our investment results for the years ended December 31, 2021 and 2020, respectively:

	For the Year Ended December 31,
	2021	2020
Net investment income
Fixed income assets(1)	$33,261	$56,196
Cash and restricted cash	(3)	781
Other investments, including equities	1,103	621
Investment expenses	(2,348)	(2,837)
Total net investment income	32,013	54,761

Net realized gains:
Fixed income assets(1)	9,097	24,100
Other investments, including equities	3,377	373
Total net realized gains	12,474	24,473

Net unrealized gains:
Other investments, including equities	174	—
Total net unrealized gains	174	—

Interest in income of equity method investments:
Interest in income of equity method investments	7,748	5,098
Total interest in income of equity method investments	7,748	5,098

Total investment return included in earnings (A)(4)	$52,409	$84,332

Other comprehensive income (loss):
Unrealized losses on AFS and Equity Method Investments excluding foreign exchange (B)	$(32,880)	$(3,434)
Total investment return = (A) + (B)	$19,529	$80,898

Annualized income from fixed income assets and cash(2)	$33,258	$56,977
Average aggregate fixed income assets and cash, at cost(2)	1,794,173	2,521,380
Annualized investment book yield	1.9%	2.3%

Average aggregate invested assets, at fair value(3)	$1,986,000	$2,552,937
Investment return included in net earnings	2.6%	3.3%
Total investment return	1.0%	3.2%
1.Includes AFS securities as well as funds withheld receivable, and loan to related party.
2.Fixed income securities includes AFS portfolio, cash and restricted cash, funds withheld receivable, and loan to related party.
3.Average aggregate invested assets include all investments (AFS and alternative investments), cash and restricted cash, loan to related party and funds withheld receivable and is computed as an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
4.Total investment return included in earnings excludes OTTI for the year ended December 31, 2020 which are entirely due to foreign exchange losses.

Other Balance Sheet Changes
The following table summarizes the Company's other material balance sheet changes at December 31, 2021 and 2020:

December 31,	2021	2020	Change	Change
	($ in thousands)			%
Reinsurance balances receivable, net	$19,507	$5,777	$13,730	237.7%
Reinsurance recoverable on unpaid losses	562,845	592,571	(29,726)	(5.0)%
Deferred commission and other acquisition expenses	36,703	51,903	(15,200)	(29.3)%
Funds withheld receivable	636,412	654,805	(18,393)	(2.8)%
Reserve for loss and LAE	1,489,373	1,893,299	(403,926)	(21.3)%
Unearned premiums	100,131	144,271	(44,140)	(30.6)%
Deferred gain on retroactive reinsurance	48,960	74,941	(25,981)	(34.7)%
The Company's deferred commission and other acquisition expenses decreased by 29.3% and unearned premiums decreased by 30.6% primarily due to the Partial Termination Amendment with AmTrust on a cut-off basis and the termination of the remaining business under both quota share contracts with AmTrust which are now in run-off with no new business written beginning January 1, 2019. Reinsurance balances receivable increased by 237.7% primarily due to $17.5 million of premiums receivable not yet due from the European Hospital Liability Quota Share that was recognized during the third quarter of 2021.
Funds withheld receivable decreased by 2.8% primarily due to lower funds withheld to be utilized as collateral for IIS reinsurance agreements in the Diversified Reinsurance segment.
The Company's reserve for loss and LAE decreased by 21.3% primarily due to the payment of prior year loss claims as well as favorable loss development recognized mainly for the AmTrust Reinsurance segment.
The decrease in the deferred gain on retroactive reinsurance by 34.7% for the year ended December 31, 2021 is largely attributable to $29.1 million of favorable prior year loss development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement. This favorable development also impacted the reinsurance recoverable on unpaid losses which decreased by 5.0% or $29.7 million as at December 31, 2021 compared to December 31, 2020.
Capital Resources
Capital resources consist of funds deployed in support of our operations. In the year ended December 31, 2021, our total capital resources decreased by $143.6 million, or 18.2% compared to December 31, 2020 primarily due to repurchases of our Preference Shares and unrealized losses on our fixed maturity investment portfolio, partially offset by net income available to common shareholders.
During the year ended December 31, 2021, book value per common share increased by 65.6% to $2.60 and diluted book value per common share increased by 67.1% to $2.59, compared to December 31, 2020. This was primarily due to the gain of $91.0 million on the 2021 Preference Share Repurchase Program which increased book value by $1.05 per common share. Book value also increased due to net income of $26.6 million during the year ended December 31, 2021. Book value growth was partly offset by a net decrease in AOCI of $36.1 million for the year ended December 31, 2021.
The following table shows the movement in total capital resources at December 31, 2021 and 2020:

December 31,	2021	2020	Change	Change
	($ in thousands)			%
Preference shares	$159,210	$394,310	$(235,100)	(59.6)%
Common shareholders' equity	225,047	133,506	91,541	68.6%
Total Maiden shareholders' equity	384,257	527,816	(143,559)	(27.2)%
Senior Notes - principal amount	262,500	262,500	—	—%
Total capital resources	$646,757	$790,316	$(143,559)	(18.2)%
The net decrease in total capital resources was due to the decline in total shareholders' equity at December 31, 2021 which decreased by $143.6 million, or 27.2% compared to December 31, 2020 due to the following factors:
•net decrease of $136.3 million from the 2021 Preference Share Repurchase Program which consisted of the par value of Preference Shares repurchased of $235.1 million partly offset by: (1) gains recognized on the repurchase of Preference Shares at market values of $91.0 million for the year ended December 31, 2021 which increased retained earnings; and (2) a net increase in additional paid-in capital of $7.8 million relating to proportionate share in issuance costs of Preference Shares repurchased, which was previously recognized as a reduction in additional paid-in capital;

•net decrease in AOCI of $36.1 million which arose due to: (1) net unrealized losses on investment of $52.1 million resulting largely from the net decrease in the fair value of $47.7 million for our fixed income investment portfolio relating to market price movements due to rising interest rates during the year ended December 31, 2021 and $4.4 million related to declines in the value of equity method investments; less (2) an increase in cumulative translation adjustments of $16.0 million due to the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro during the year ended December 31, 2021; partly offset by:
•net income attributable to Maiden of $26.6 million for the year ended December 31, 2021; and
•net increase due to share-based compensation of $2.1 million.
Please refer to "Notes to Consolidated Financial Statements - Note 6 — Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of the equity instruments issued by the Company at December 31, 2021 and 2020.
Book value and diluted book value per common share at December 31, 2021 and 2020 were computed as follows:

December 31,	2021	2020
	($ in thousands except share and per share data)
Ending Maiden common shareholders’ equity	$225,047	$133,506
Proceeds from assumed conversion of dilutive options	10	10
Numerator for diluted book value per common share calculation	$225,057	$133,516

Common shares outstanding	86,467,242	84,801,161
Shares issued from assumed conversion of dilutive options and restricted share units	494,926	1,489,064
Denominator for diluted book value per common share calculation	86,962,168	86,290,225

Book value per common share	$2.60	$1.57
Diluted book value per common share	2.59	1.55
Common Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the year ended December 31, 2021, the Company did not repurchase any common shares under its share repurchase authorization as it is precluded from repurchasing its common shares due to its failure to pay dividends on its Preference Shares. Until such time as dividends on Preference Shares are paid, the Company will not be able to repurchase or pay dividends on its common shares. At December 31, 2021, the Company had a remaining authorization of $74.2 million for share repurchases.
Preference Shares
As part of the capital management pillar of our strategy, pursuant to the cash tender offer on December 24, 2020, Maiden Reinsurance accepted for purchase 2,827,595 Preference Shares referred to as the "2020 Tender Offer". The acquisition by Maiden Reinsurance of the Company's Preference Shares pursuant to the tender offer was made in compliance with Maiden Reinsurance's investment policy previously approved by the Vermont DFR. Maiden Reinsurance used unrestricted cash of $29.7 million to repurchase the Preference Shares pursuant to the 2020 Tender Offer.
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
The principal purpose of the 2020 Tender Offer and 2021 Preference Share Repurchase Program is to adjust our capital structure to reflect current operations and the amount of capital required to operate Maiden Reinsurance. The Board has not declared or paid a dividend on the Preference Shares since 2018 and there can be no assurance that it will declare and pay dividends on the Preference Shares in the future. The Preference Shares are perpetual and there is no fixed date on which we are required to redeem or otherwise repurchase them.
As part of the capital management pillar of our strategy during 2021, Maiden Reinsurance accepted 9,404,012 Preference Shares for purchase via private negotiation with certain security holders at an average price of $14.48 per Preference Share. The Company has continued to repurchase Preference Shares subsequent to December 31, 2021 pursuant to a Rule 10b5-1 plan. Please see "Note 16 - Subsequent Events" included under Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for details.

Please refer to "Notes to Consolidated Financial Statements - 'Note 6 — Shareholders' Equity" under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further information on our Preference Shares. At December 31, 2021, the Company has a remaining authorization of $13.8 million for Preference Share repurchases.
Senior Notes
There were no changes in the Company’s Senior Notes at December 31, 2021 compared to December 31, 2020 and the Company did not enter into any short-term borrowing arrangements during the year ended December 31, 2021. Please refer to "Notes to Consolidated Financial Statements - Note 7 — Long-Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of the Senior Notes issued by the Company.
 The ratio of Debt to Total Capital Resources at December 31, 2021 and 2020 was computed as follows:

December 31,	2021	2020
	($ in thousands)
Senior notes - principal amount	$262,500	$262,500
Maiden shareholders’ equity	384,257	527,816
Total capital resources	$646,757	$790,316
Ratio of debt to total capital resources	40.6%	33.2%
Off-Balance Sheet Arrangements
Certain of the Company's investments in limited partnerships are related to real estate joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the ownership of income-producing properties. In certain of these joint ventures, the Company has provided certain indemnities, guarantees and commitments to certain parties such that it may be required to make payments now or in the future as further described in the "Notes to Consolidated Financial Statements - Note 11 — Commitments, Contingencies and Guarantees " included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
As discussed above, at December 31, 2021, guarantees of $33.3 million have been provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

Non-GAAP Financial Measures
As defined and described in the Key Financial Measures section, management uses certain key financial measures, some of which are non-GAAP financial measures, to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these financial measures, which may be defined and calculated differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The calculation, reconciliation to nearest GAAP measure and discussion of relevant non-GAAP financial measures used by management are discussed below.
Non-GAAP operating earnings were $60.5 million for the year ended December 31, 2021, compared to $47.1 million in 2020. The improvement in non-GAAP operating earnings was largely due to:
• gains of $91.0 million from the repurchase of Preference Shares at market values for the year ended December 31, 2021 compared to gains of $38.2 million for Preference Share repurchases during 2020; partly offset by:
• underwriting loss of $16.0 million for the year ended December 31, 2021 on a current accident year basis compared to underwriting income of $0.8 million for 2020 on a current accident year basis caused by higher loss ratios along with higher expense ratios caused by a significant decrease in earned premium on the run-off of unearned premium for terminated reinsurance contracts in our AmTrust Reinsurance segment; and
• lower net investment income which decreased by $22.7 million compared to 2020.
The Company's non-GAAP operating results included a non-GAAP underwriting loss of $17.5 million for the year ended December 31, 2021, compared to non-GAAP underwriting income of $3.0 million in 2020, due to underwriting results in the AmTrust segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) and claims related to the European Hospital Liability Quota Share. The decrease in underwriting results was driven by higher loss ratios on the run-off of unearned premium for terminated reinsurance contracts in the AmTrust Reinsurance segment for the year ended December 31, 2021 as well as higher expense ratios caused by a significant decrease in earned premium.
Non-GAAP operating earnings and Non-GAAP diluted operating earnings per share attributable to common shareholders
Non-GAAP operating earnings and Non-GAAP diluted operating earnings per share attributable to common shareholders can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Year Ended December 31,	2021	2020
	($ in thousands except per share data)
Net income	$117,643	$79,957
Add (subtract):
Net realized and unrealized gains on investment	(12,648)	(24,473)
Total other-than-temporary impairment losses	—	2,468
Foreign exchange and other (gains) losses	(7,685)	8,526
Decrease in deferred gain on retroactive reinsurance	(29,081)	(14,304)
Interest in income of equity method investments	(7,748)	(5,098)
Non-GAAP operating earnings	$60,481	$47,076

Diluted earnings per share attributable to common shareholders	$1.35	$0.93
Add (subtract):
Net realized and unrealized gains on investment	(0.14)	(0.29)
Total other-than-temporary impairment losses	—	0.03
Foreign exchange and other (gains) losses	(0.09)	0.11
Decrease in deferred gain on retroactive reinsurance	(0.33)	(0.17)
Interest in income of equity method investments	(0.09)	(0.06)
Non-GAAP diluted operating earnings per common share attributable to common shareholders	$0.70	$0.55

Non-GAAP Operating ROACE
Non-GAAP Operating ROACE for the years ended December 31, 2021 and 2020 was computed as follows:

For the Year Ended December 31, and at December 31,	2021	2020
	($ in thousands)
Non-GAAP operating earnings	$60,481	$47,076
Opening adjusted common shareholders’ equity	208,447	155,668
Ending adjusted common shareholders’ equity	274,990	208,447
Average adjusted common shareholders’ equity	241,719	182,058
Non-GAAP Operating ROACE	25.0%	25.9%
Non-GAAP Underwriting Results and Combined Ratio
The following summarizes our non-GAAP underwriting results for the years ended December 31, 2021 and 2020:

For the Year Ended December 31,	2021	2020
	($ in thousands)
Gross premiums written	$10,938	$31,389
Net premiums written	$10,403	$28,432
Net premiums earned	$52,993	$106,081
Other insurance revenue	1,067	1,276
Non-GAAP net loss and LAE(1)	(36,388)	(56,103)
Commission and other acquisition expenses	(24,840)	(38,796)
General and administrative expenses	(10,341)	(9,488)
Non-GAAP underwriting (loss) income(1)	$(17,509)	$2,970

Ratios:
Non-GAAP net loss and LAE ratio(1)	67.3%	52.3%
Commission and other acquisition expense ratio	46.0%	36.1%
General and administrative expense ratio	66.6%	36.4%
Expense ratio	112.6%	72.5%
Non-GAAP combined ratio(1)	179.9%	124.8%
(1) Non-GAAP underwriting (loss) income, non-GAAP net loss and LAE, non-GAAP net loss and LAE ratio, and non-GAAP combined ratio for the years ended December 31, 2021 and 2020 include the impact of prior year reserve development subject to the LPT/ADC Agreement in the respective periods. Please see the "Key Financial Measures" section for definitions of non-GAAP underwriting (loss) income, non-GAAP net loss and LAE, non-GAAP net loss and LAE ratio, and non-GAAP combined ratio.
The non-GAAP underwriting results as well as the non-GAAP loss and LAE and ratios and non-GAAP combined ratios include the impact of favorable prior year loss reserve development under the AmTrust Quota Share which is fully recoverable from Cavello and subject to the LPT/ADC Agreement with Cavello to show the ultimate economic benefit to the Company.
As shown in the table above, adjusted for the decrease in the deferred gain under the LPT/ADC Agreement of $29.1 million during the year ended December 31, 2021, the non-GAAP underwriting loss was $17.5 million. This compared to non-GAAP underwriting income of $3.0 million for 2020 when adjusted for the decrease in the deferred gain under the LPT/ADC Agreement of $14.3 million during the year ended December 31, 2020.
The non-GAAP underwriting results above were due to underwriting results in the AmTrust segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) as well as claims related to the European Hospital Liability Quota Share. Underwriting results in the Diversified segment during the years ended December 31, 2021 and 2020, respectively, were relatively stable.

The non-GAAP combined ratio during the year ended December 31, 2021 was 179.9% compared to 124.8% during 2020.

For the Year Ended December 31,	2021	2020
Combined ratio	126.1%	111.4%
Less: decrease in the deferred gain on the LPT/ADC Agreement	(53.8)%	(13.4)%
Non-GAAP combined ratio	179.9%	124.8%
Non-GAAP Net Loss and LAE
Adjusted for the decrease in the deferred gain under the LPT/ADC Agreement, the non-GAAP net loss and LAE for the year ended December 31, 2021 increased by $29.1 million as these amounts include favorable loss experience for AmTrust reserves subject to the LPT/ADC Agreement which are ultimately recoverable from Cavello. In comparison, adjusted for the decrease in the deferred gain under the LPT/ADC Agreement during the year ended December 31, 2020, the non-GAAP net loss and LAE increased by $14.3 million since the favorable loss experience on AmTrust reserves subject to the LPT/ADC Agreement are ultimately recoverable from Cavello.

These adjustments have been reflected in the calculation of non-GAAP Loss and LAE as shown in the table below:

For the Year Ended December 31,	2021	2020
	($ in thousands)
Net loss and LAE	$7,307	$41,799
Less: decrease in the deferred gain on the LPT/ADC Agreement	(29,081)	(14,304)
Non-GAAP net loss and LAE	$36,388	$56,103
Adjusted for the decrease in the deferred gain under the LPT/ADC Agreement of $29.1 million during the year ended December 31, 2021, non-GAAP net loss and LAE was $36.4 million. Adjusted for decrease in the deferred gain under the LPT/ADC Agreement of $14.3 million during the year ended December 31, 2020, non-GAAP net loss and LAE was $56.1 million. The non-GAAP net loss and LAE ratio was 67.3% for the year ended December 31, 2021 compared to 52.3% for 2020.
Adjusted Shareholders' Equity, Adjusted Total Capital Resources, Adjusted Book Value per Common Share and Ratio of Debt to Total Adjusted Capital Resources
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at December 31, 2021 and 2020 reflects the addition of the unamortized deferred gain under the LPT/ADC Agreement to the GAAP shareholders' equity as depicted in the computations below. The deferred gain under the LPT/ADC Agreement was $45.9 million at December 31, 2021 compared to $74.9 million at December 31, 2020, and relates to loss reserves subject to that agreement that are fully recoverable from Cavello.
The decrease in the unamortized deferred gain under the LPT/ADC Agreement of $29.1 million for the year ended December 31, 2021 is attributable to $29.1 million in loss and LAE recognized as favorable loss development in the Company's GAAP income statement subject to the LPT/ADC Agreement. We believe the inclusion of this unamortized deferred gain in these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve the Company's shareholders' equity over the settlement period under the terms of the agreement.
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at December 31, 2021 also reflects the addition of the LP Investment Adjustment of $4.1 million, which pertains to the equity accounting related to the fair value of certain hedged liabilities within an equity method investment held by the Company wherein the ultimate realizable value of the asset supporting the hedged liabilities cannot currently be recognized at fair value. We believe that this adjustment recognizes future realizable value and reflects the ultimate economic benefit of this investment which will improve the Company's shareholders' equity over the hedged contract period within the investment.

Reconciliation of shareholders' equity to Adjusted shareholders' equity and Adjusted Total Capital Resources
The following table computes adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain under the LPT/ADC Agreement as well as the LP Investment Adjustment for realizable value of intangible asset in an limited partnership investment at December 31, 2021 and 2020:

December 31,	2021	2020	Change	Change
	($ in thousands)			%
Preference shares	$159,210	$394,310	$(235,100)	(59.6)%
Common shareholders' equity	225,047	133,506	91,541	68.6%
Total shareholders' equity	384,257	527,816	(143,559)	(27.2)%
LP Investment Adjustment	4,083	—	4,083	NM
Unamortized deferred gain on LPT/ADC Agreement	45,860	74,941	(29,081)	(38.8)%
Adjusted shareholders' equity	434,200	602,757	(168,557)	(28.0)%
Senior Notes - principal amount	262,500	262,500	—	—%
Adjusted total capital resources	$696,700	$865,257	$(168,557)	(19.5)%
NM - non meaningful
Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The adjusted book value per common share as reconciled for the recognition of the unamortized deferred gain under the LPT/ADC Agreement as well as the LP Investment Adjustment for realizable value of intangible asset in limited partnership investment at December 31, 2021 and 2020 was computed as follows:

December 31,	2021	2020
Book value per common share	$2.60	$1.57
LP Investment Adjustment	0.05	—
Unamortized deferred gain on LPT/ADC Agreement	0.53	0.89
Adjusted book value per common share	$3.18	$2.46
Ratio of Debt to Adjusted Total Capital Resources

 Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at December 31, 2021 and 2020 was computed as follows:

December 31,	2021	2020
	($ in thousands)
Senior notes - principal amount	$262,500	$262,500
Adjusted shareholders’ equity	434,200	602,757
Adjusted total capital resources	$696,700	$865,257
Ratio of debt to adjusted total capital resources	37.7%	30.3%

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely effected. At December 31, 2021, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at quarterly average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in AOCI.

Net foreign exchange gains were $7.5 million during the year ended December 31, 2021 compared to net foreign exchange losses of $8.1 million during the year ended December 31, 2020.

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
We continue to monitor inflationary impacts resulting from government stimulus, sharp increases in demand, labor force and supply chain disruptions, among other factors, on our loss cost trends. For example, Governmental policy responses to inflation may increase interest rates which, in the short term, will have a significant impact on our investments, in particular our fixed maturity securities. We will continue to monitor our liquidity, capital and potential earnings impact of these changes but remain focused on our asset allocation decisions as described in our "Business Strategy" section of Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview". Inflation may also result in increased wage pressures for our operating expenses, as we remain focused on being a competitive employer in our market.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Report, our management has performed an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2021. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, at December 31, 2021, our Company’s disclosure controls and procedures were effective.
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
In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management, including our Principal Executive Officer and Principal Financial Officer, have concluded that our internal control over financial reporting is effective as of December 31, 2021 based on those criteria.
The Company's independent auditors have issued an audit opinion on the Company's internal control over financial reporting as of December 31, 2021. This report appears below in the Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f), during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Maiden Holdings, Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited Maiden Holdings, Ltd.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Maiden Holdings, Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021 and 2020 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years then ended, and the related notes and our report dated March 14, 2022 expressed an unqualified opinion thereon.

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
March 14, 2022

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement for our Annual Meeting of Shareholders to be held on May 4, 2022 (the "Proxy Statement") captioned "Election of Directors", "Executive Officers", "Audit Committee", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Nominating and Corporate Governance Committee".
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

Item 11. Executive Compensation.
The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned "Compensation Discussion and Analysis", "Director Compensation for 2021", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report".

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

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda on March 14, 2022.

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

Signature	Title	Date
/s/ Lawrence F. Metz	President and Co-Chief Executive Officer	March 14, 2022
Lawrence F. Metz	(Principal Executive Officer)
/s/ Patrick J. Haveron	Co-Chief Executive Officer and Chief Financial Officer	March 14, 2022
Patrick J. Haveron	(Principal Financial Officer)
/s/ Barry D. Zyskind	Chairman	March 14, 2022
Barry D. Zyskind
/s/ Raymond M. Neff	Director	March 14, 2022
Raymond M. Neff
/s/ Simcha G. Lyons	Director	March 14, 2022
Simcha G. Lyons
/s/ Yehuda L. Neuberger	Director	March 14, 2022
Yehuda L. Neuberger
/s/ Steven H. Nigro	Director	March 14, 2022
Steven H. Nigro
/s/ Holly L. Blanchard	Director	March 14, 2022
Holly L. Blanchard
/s/ Keith A. Thomas	Director	March 14, 2022
Keith A. Thomas

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Memorandum of Association (as amended)	(1)
3.2	Bye-Laws	(2)
4.1	Form of Common Share Certificate	(3)
4.2	Form of Indenture for Debt Securities by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(4)
4.3	Certificate of Designations of 8.25% Non-Cumulative Preference Shares, Series A, adopted on August 7, 2012	(5)
4.4	Form of stock certificate evidencing 8.25% Series A Preference Share (included in Exhibit 4.4)	(5)
4.5	Third Supplemental Indenture, dated November 25, 2013, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(6)
4.6	Form of 7.75% Notes due 2043 (included in Exhibit 4.6)	(6)
4.7	Certificate of Designations of 7.125% Non-Cumulative Preference Shares, Series C, adopted on November 4, 2015	(7)
4.8	Form of stock certificate evidencing 7.125% Non-Cumulative Preference Shares, Series C (included in Exhibit 4.8)	(7)
4.9	Form of Indenture for Debt Securities by and between Maiden Holdings, Ltd., and Wilmington Trust National Association, as trustee	(8)
4.10	First Supplemental Indenture, dated as of June 14, 2016, by and between Maiden Holdings, Ltd., as guarantor, and Wilmington Trust National Association, as trustee	(8)
4.11	Certificate of Designations of 6.700% Non-Cumulative Preference Shares, Series D, adopted on May 2, 2017	(9)
4.12	Form of stock certificate evidencing 6.700% Non-Cumulative Preference Shares, Series D (included in Exhibit 4.12)	(9)
4.13	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	(10)
10.1*	2019 Omnibus Incentive Plan as of December 10, 2019	(11)
10.2*	Form of Share Option Agreement under 2019 Omnibus Incentive Plan	(10)
10.3*	Form of Restricted Share under 2019 Omnibus Incentive Plan	(10)
10.4*	Form of Employment Agreement by and between Maiden and Patrick J. Haveron and Lawrence F. Metz, dated as of November 1, 2011	(12)
10.5	Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of July 3, 2007	(3)
10.6	Amendment No. 1 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of September 17, 2007	(3)
10.7	Amendment No. 2 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of January 30, 2019	(13)
10.8	Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. and dated as of June 1, 2008	(14)
10.9	Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of November 16, 2007	(15)
10.10	Amendment No. 1 to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of February 15, 2008	(15)
10.11	Amendment No. 2 to the Loan Agreement by and between Maiden Reinsurance Ltd. and AmTrust Financial Services, Inc., dated as of December 18, 2017	(16)

10.12	2019 Amendment to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd., dated as of January 30, 2019.	(13)
10.13	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Reinsurance Ltd. dated as of January 1, 2018	(16)
10.14	Novation Agreement between AII Insurance Management Limited, AmTrust Financial Services, Inc and Maiden Reinsurance Ltd. dated as of September 9, 2020	(16)
10.15	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Life Forsakrings, AB dated as of January 1, 2018	(16)
10.16	Novation Agreement between AII Insurance Management Limited, AmTrust Financial Services, Inc. and Maiden Life Forsakrings, AB dated as of September 9, 2020	(16)
10.17	Asset Management Agreement by and between AII Insurance Management Limited and Maiden General Forsakrings, AB dated as of January 1, 2018	(16)
10.18	Novation Agreement between AII Insurance Management Limited, AmTrust Financial Services, Inc. and Maiden General Forsakrings, AB dated as of September 9, 2020	(16)
10.19	Reinsurance Brokerage Agreement by and between Maiden Insurance Company Ltd. and AII Reinsurance Broker Ltd., dated as of July 3, 2007	(3)
10.20	Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of July 26, 2011	(17)
10.21	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of March 7, 2013	(18)
10.22	Endorsement No. 3 to the Amended and Restated Quota Share Agreement between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. dated as of September 30, 2015	(19)
10.23	Endorsement No 4. to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated as of August 8, 2018	(20)
10.24	Endorsement No. 5 to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated as of November 6, 2018.	(21)
10.25	Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of April 1, 2011	(17)
10.26	Endorsement No. 1 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 26, 2011	(17)
10.27	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of August 7, 2012	(22)
10.28	Endorsement No. 3 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated as of March 1, 2015	(23)
10.29	Endorsement No. 4 to the Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 1, 2016	(24)
10.30	Form of Indemnification Agreement between Maiden Holdings, Ltd. and its officers and directors	†
10.31	Partial Termination Endorsement to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated January 1, 2019	(25)
10.32	Termination Endorsement to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated January 30, 2019	(13)

10.33	Termination Endorsement to the Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC dated January 30, 2019	(13)
10.34	Master Agreement by and among Maiden Holdings, Ltd., Maiden Reinsurance Ltd. and Enstar Group Limited dated as of March 1, 2019	(26)
10.35	Adverse Development Cover Agreement by and between Maiden Reinsurance Ltd. and Cavello Bay Reinsurance Limited, dated July 31, 2019	(27)
10.36	Commutation Agreement and Release between Maiden Reinsurance Ltd. and AmTrust International Insurance, dated July 31, 2019	(27)
10.37	Master Collateral Agreement between Maiden Reinsurance Ltd., Cavello Bay Reinsurance Limited, AmTrust Financial Services, Inc., AmTrust International Insurance, Ltd. and Technology Insurance Company, Inc., dated July 31, 2019	(27)
10.38	Post-Termination Endorsement No. 1 between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. to the Amended and Restated Quota Share Reinsurance Agreement, dated July 31, 2019	(27)
10.39	Post-Termination Endorsement No. 1 between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC to the Quota Share Reinsurance Contract, dated January 13, 2020	(11)
10.40	Post-Termination Endorsement No. 2 between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd to the Amended and Restated Quota Share Reinsurance Agreement, dated January 13, 2020	(11)
10.41	Post-Termination Endorsement No. 2 between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC to the Quota Share Reinsurance Contract, dated May 12, 2020	(16)
10.42	Commutation Agreement and Release by and between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd., dated May 20, 2020	(16)
14.1	Code of Business Conduct and Ethics	(16)
21.1	Subsidiaries of the registrant	†
23.1	Consent of Ernst & Young LLP	†
31.1	Section 302 Certification of CEO	†
31.2	Section 302 Certification of CFO	†
32.1	Section 906 Certification of CEO	†
32.2	Section 906 Certification of CFO	†
101.1
The following financial information from Maiden Holdings, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensive Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2021 and 2020; (ii) the Consolidated Statements of Income for the years ended December 31, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.
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
10.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 18, 2020 (File No. 001-34042).
11.Incorporated by reference to the filing of such exhibit with the registrant's Proxy Statement on Schedule 14A filed with the SEC on November 8, 2019.
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
16.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 15, 2021 (No. 001-34042).
17.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the SEC on August 8, 2011 (No. 001-34042).
18.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 11, 2013 (File No. 001-34042).
19.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed with the SEC on August 9, 2016 (No. 001-34042).
20.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 15, 2019 (File No. 001-34042).
21.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2018 filed with the SEC on November 9, 2018 (No. 001-34042).
22.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed with the SEC on August 9, 2012 (File No. 001-34042).
23.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 1, 2018 (File No. 001-34042).
24.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2016 filed with the SEC on November 8, 2016 (No. 001-34042).
25.Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2019 (File No. 001-34042).
26.Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2019 (File No. 001-34042).
27.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed with the SEC on August 9, 2019 (No. 001-34042).
† Filed herewith. * Management contract or compensatory plan or arrangement

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Maiden Holdings, Ltd.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Maiden Holdings, Ltd. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2022 expressed an unqualified opinion thereon.

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
At December 31, 2021, the Company’s reserve for loss and loss adjustment expenses was $1,489 million of which a significant portion is incurred but not reported reserves. As explained in Notes 2 and 9 of the consolidated financial statements, the reserve for loss and loss adjustment expenses represents management’s estimate of the ultimate costs of all reported and unreported losses incurred. There is significant uncertainty inherent in determining management’s estimate of the ultimate cost of all claims that have occurred which is used to determine the incurred but not reported reserves. In particular, the estimate is sensitive to the selection and weighting of actuarial methodologies used to project the ultimate costs and the selection of assumptions such as payment and reporting patterns used to determine loss development factors and expected loss ratios.

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

New York, NY
March 14, 2022

MAIDEN HOLDINGS, LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2021 and 2020
(In thousands of U.S. dollars, except share and per share data)

	2021	2020
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2021 - $595,344; 2020 - $1,163,923)	$597,145	$1,213,411
Equity method investments	83,742	43,136
Other investments	141,725	63,760
Total investments	822,612	1,320,307
Cash and cash equivalents	26,668	74,040
Restricted cash and cash equivalents	39,419	61,786
Accrued investment income	5,695	11,240
Reinsurance balances receivable, net (includes $17,471 from related parties in 2021)	19,507	5,777
Reinsurance recoverable on unpaid losses	562,845	592,571
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $34,170 and $45,732 from related parties in 2021 and 2020, respectively)	36,703	51,903
Funds withheld receivable (includes $601,460 and $603,093 from related parties in 2021 and 2020, respectively)	636,412	654,805
Other assets	4,774	8,051
Total assets	$2,322,610	$2,948,455
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,338,269 and $1,727,193 from related parties in 2021 and 2020, respectively)	$1,489,373	$1,893,299
Unearned premiums (includes $91,730 and $122,737 from related parties in 2021 and 2020, respectively)	100,131	144,271
Deferred gain on retroactive reinsurance	48,960	74,941
Accrued expenses and other liabilities (includes $29,408 and $35,719 from related parties in 2021 and 2020, respectively)	44,542	53,002
Senior notes - principal amount	262,500	262,500
Less unamortized issuance costs	7,153	7,374
Senior notes, net	255,347	255,126
Total liabilities	1,938,353	2,420,639
Commitments and Contingencies
EQUITY
Preference shares	159,210	394,310
Common shares ($0.01 par value; 92,316,107 and 89,815,175 shares issued in 2021 and 2020, respectively; 86,467,242 and 84,801,161 shares outstanding in 2021 and 2020, respectively)	923	898
Additional paid-in capital	768,650	756,122
Accumulated other comprehensive (loss) income	(12,215)	23,857
Accumulated deficit	(498,295)	(615,837)
Treasury shares, at cost (5,848,865 and 5,014,014 shares in 2021 and 2020, respectively)	(34,016)	(31,534)
Total Maiden shareholders’ equity	384,257	527,816
Total liabilities and equity	$2,322,610	$2,948,455
See accompanying notes to Consolidated Financial Statements

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

For the Year Ended December 31,	2021	2020
Revenues
Gross premiums written	$10,938	$31,389
Net premiums written	$10,403	$28,432
Change in unearned premiums	42,590	77,649
Net premiums earned	52,993	106,081
Other insurance revenue	1,067	1,276
Net investment income	32,013	54,761
Net realized and unrealized gains on investment	12,648	24,473
Total other-than-temporary impairment losses	—	(2,468)
Total revenues	98,721	184,123
Expenses
Net loss and loss adjustment expenses	7,307	41,799
Commission and other acquisition expenses	24,840	38,796
General and administrative expenses	36,020	39,118
Interest and amortization expenses	19,327	19,324
Foreign exchange and other (gains) losses, net	(7,685)	8,526
Total expenses	79,809	147,563
Income before income taxes and interest in income of equity method investments	18,912	36,560
Less: income tax expense (benefit)	15	(104)
Interest in income in equity method investments	7,748	5,098
Net income	26,645	41,762
Gain from repurchase of preference shares	90,998	38,195
Net income available to Maiden common shareholders	$117,643	$79,957

Basic and diluted earnings per share available to common shareholders	$1.35	$0.93
Weighted average number of common shares - basic	86,068,278	84,333,514
Adjusted weighted average number of common shares and assumed conversions - diluted	86,072,667	84,333,655
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

For the Year Ended December 31,	2021	2020
Net income	$26,645	$41,762
Other comprehensive (loss) income
Net unrealized holdings (losses) gains on fixed maturity investments arising during the year	(28,900)	40,043
Net unrealized holdings losses on equity method investments arising during the year	(4,414)	—
Adjustment for reclassification of net realized gains recognized in net income	(18,787)	(12,647)
Foreign currency translation adjustment	15,978	(21,340)
Other comprehensive (loss) income, before tax	(36,123)	6,056
Income tax benefit (expense) related to components of other comprehensive income	51	(35)
Other comprehensive (loss) income, after tax	(36,072)	6,021
Comprehensive (loss) income	$(9,427)	$47,783
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars)

For the Year Ended December 31,	2021	2020
Preference shares – Series A, C and D
Beginning balance	$394,310	$465,000
Repurchase of Preference Shares – Series A	(87,977)	(13,630)
Repurchase of Preference Shares – Series C	(75,669)	(30,087)
Repurchase of Preference Shares – Series D	(71,454)	(26,973)
Ending balance	159,210	394,310
Common shares
Beginning balance	898	882
Issuance of common shares from vesting of stock based compensation	25	16
Ending balance	923	898
Additional paid-in capital
Beginning balance	756,122	751,327
Issuance of common shares from vesting of stock based compensation	(25)	(16)
Share-based compensation expense	4,771	2,445
Repurchase of preference shares	7,847	2,366
Cash settlement of restricted shares granted	(65)	—
Ending balance	768,650	756,122
Accumulated other comprehensive (loss) income
Beginning balance	23,857	17,836
Change in net unrealized (losses) gains on investment	(52,050)	27,361
Foreign currency translation adjustment	15,978	(21,340)
Ending balance	(12,215)	23,857
Accumulated deficit
Beginning balance	(615,837)	(695,794)
Cash settlement of restricted shares granted	(101)	—
Net income	26,645	41,762
Gain on repurchase of preference shares	90,998	38,195
Ending balance	(498,295)	(615,837)
Treasury shares
Beginning balance	(31,534)	(31,533)
Shares repurchased	(2,482)	(1)
Ending balance	(34,016)	(31,534)
Total equity	$384,257	$527,816
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

For the Year Ended December 31,	2021	2020
Cash flows from operating activities:
Net income	$26,645	$41,762
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and share-based compensation	8,224	8,689
Interest in income of equity method investments	(7,748)	(5,098)
Net realized and unrealized gains on investment	(12,648)	(24,473)
Total other-than-temporary impairment losses	—	2,468
Foreign exchange and other (gains) losses, net	(7,685)	8,526
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(11,577)	23,406
Reinsurance recoverable on unpaid losses	3,694	(7,063)
Accrued investment income	5,390	7,312
Deferred commission and other acquisition expenses	15,013	25,955
Funds withheld receivable	15,749	55,802
Other assets	(1,834)	(3,912)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(377,706)	(581,867)
Unearned premiums	(43,416)	(77,783)
Accrued expenses and other liabilities	(6,531)	(15,499)
Net cash used in operating activities	(394,430)	(541,775)
Cash flows from investing activities:
Purchases of fixed maturities	(247,553)	(458,892)
Purchases of other investments	(75,688)	(33,571)
Purchases of equity method investments	(44,050)	(39,608)
Proceeds from sales of fixed maturities	477,920	505,396
Proceeds from maturities, paydowns and calls of fixed maturities	344,989	619,824
Proceeds from sale and redemption of other investments	1,273	1,932
Proceeds from sale and redemption of equity method investments	6,777	1,571
Other, net	396	(608)
Net cash provided by investing activities	464,064	596,044
Cash flows from financing activities:
Repurchase of preference shares	(136,255)	(30,129)
Cash settlement of restricted shares granted	(166)	—
Repurchase of common shares	(2,482)	(1)
Net cash used in financing activities	(138,903)	(30,130)
Effect of exchange rate changes on foreign currency cash	(470)	4,409
Net (decrease) increase in cash, cash equivalents and restricted cash	(69,739)	28,548
Cash, cash equivalents and restricted cash - beginning of year	135,826	107,278
Cash, cash equivalents and restricted cash - end of year	$66,087	$135,826

Reconciliation of cash and restricted cash reported within Consolidated Balance Sheets:
Cash and cash equivalents, end of year	$26,668	$74,040
Restricted cash and cash equivalents, end of year	39,419	61,786
Total cash and cash equivalents and restricted cash and equivalents, end of year	$66,087	$135,826

Supplemental information on cash flows
Interest paid	$19,106	$19,106
Taxes paid	109	106
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

1. Organization
Maiden Holdings, Ltd. (sometimes referred to as "Maiden Holdings" or "Parent Company") is a Bermuda-based holding company. Together with its subsidiaries (collectively referred to as the "Company", "We" or "Maiden"), Maiden creates shareholder value by actively managing and allocating our assets and capital, including through ownership and management of businesses and assets primarily in the insurance and related financial services industries where we can leverage our deep knowledge of those markets. We also provide a full range of legacy services to small insurance companies, particularly those in run-off or with blocks of reserves that are no longer core, working with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives. We expect our legacy solutions business to contribute to our active asset and capital management strategies.
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
The Company is not actively underwriting reinsurance business on new prospective risks but is now actively underwriting risks on a retroactive basis through our indirect wholly owned subsidiary Genesis Legacy Solutions ("GLS"). We also have various historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off, including the liabilities associated with AmTrust Financial Services, Inc. ("AmTrust") reinsurance agreements which were terminated in 2019 as discussed in "Note 10 — Related Party Transactions". In addition, we have a retroactive reinsurance agreement and a commutation agreement that further reduces our exposure and limits the potential volatility related to AmTrust liabilities, which are discussed in "Note 8 — Reinsurance" of the Notes to Consolidated Financial Statements.
Since 2018, the Company has engaged in a series of strategic measures that have dramatically reduced the regulatory capital required to operate our business, materially strengthened our solvency ratios, re-domiciled Maiden Reinsurance from Bermuda to the State of Vermont in the U.S. and ceased active reinsurance underwriting on prospective risks. These transactions can be found in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the SEC on March 15, 2021 and are more fully described (as applicable) in "Note 8 — Reinsurance" and "Note 10 — Related Party Transactions" in these financial statements.
Re-domestication of Maiden Reinsurance
Effective March 16, 2020, we re-domesticated our principal operating subsidiary, Maiden Reinsurance, from Bermuda to the State of Vermont in the U.S., having determined that re-domesticating Maiden Reinsurance to Vermont enables us to better align our capital and resources with our liabilities, which originate mostly in the U.S., resulting in a more efficient structure. Maiden Reinsurance is now subject to the statutes and regulations of Vermont in the ordinary course of business. The re-domestication, in combination with other strategic measures described above that were completed in 2019, have continued to strengthen the Company’s capital position and solvency ratios.
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
Genesis Legacy Solutions
In November 2020, we formed GLS which specializes in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core, working with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives. We believe the formation of GLS is highly complementary to our overall longer-term strategy. GLS, along with other recent insurance industry investments, enables us to leverage our knowledge base while not re-entering active underwriting of new risks and maintaining an efficient operating profile. We believe GLS not only enhances our profitability through both fee income and effective claims management services, but it will also increase our asset base through the addition of blocks of reserves or companies that can be successfully wound down.
Effective October 1, 2021, GLS completed its first transaction, a loss portfolio transfer transaction which includes an adverse development cover and GLS continues to develop additional opportunities consistent with its business plan. The accounting for this transaction is described in "Note 2 — Significant Accounting Policies" under retroactive reinsurance. This should further enhance our ability to pursue the asset and capital management pillars of our business strategy. As of December 31, 2021, GLS and its subsidiaries had insurance related liabilities including loss reserves and risk premiums totaling $17,925 and has completed an additional transaction in the first quarter of 2022 with an effective date of December 31, 2021.

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
As described herein, the Company has not been engaged in active reinsurance underwriting of prospective risks since early 2019 and is running off the remaining unearned exposures it has reinsured. The Company's Swedish and UK insurance operations ("IIS unit") do write limited primary insurance coverages that could be exposed to COVID-19 claims.  While we assess our exposure to COVID-19 insurance and reinsurance claims on our existing insurance exposures and remaining reinsurance exposures as limited and immaterial, given the uncertainty surrounding the COVID-19 pandemic and its impact on the insurance industry, our preliminary estimates of loss and loss adjustment expenses ("loss and LAE") and estimates of reinsurance recoverable arising from the COVID-19 pandemic may materially change. Maiden Reinsurance has not received any COVID-19 claims to date but our companies within our IIS unit have received a limited number of claims related to those coverages which it deems as immaterial. Unanticipated issues relating to claims and coverage may emerge, which could adversely affect our business by increasing the scope of coverage beyond our intent and/or increasing the frequency and severity of claims.
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
Short-term investments - These investments are comprised of securities due to mature within one year of the date of purchase. The Company held no short-term investments as at December 31, 2021 and 2020.
Other investments — The Company accounts for its other investments at fair value in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 944-325, "Financial Services - Insurance - Investments - Other" ("ASC 944-325"). Other investments are comprised of the following types of investments:
•Privately held investments: These are direct equity investments in common and preferred stock of privately held entities. The fair values are estimated using quarterly financial statements and/or recent private market transactions. These investments are also comprised of investments in insurtech and other insurance focused companies. The fair value of these start-up insurance entities are determined using recent private market transactions where applicable. Any changes in fair value are reported in realized gains (losses) and recognized in net earnings.
•Private credit funds: These are privately held equity investments in common stock of entities that lend money valued using the most recently available or quarterly net asset value ("NAV") statements as provided by the external fund manager or third-party administrator. Any changes in fair value are reported in realized gains (losses) and recognized in net earnings.
•Private equity funds: These are comprised of private equity funds, private equity co-investments with sponsoring entities and investments in real estate limited partnerships and joint ventures. The fair value is estimated based on the most recently available NAV as advised by the external fund manager or third-party administrator. Any changes in fair value are reported in realized gains (losses) and recognized in net earnings.
•Investments in direct lending entities: These investments are carried at cost less impairment, if any, with any indication of impairment recognized in income when determined.
•Publicly traded equity investments: These investments are in the common stock of publicly traded entities. The fair value is primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. The common stock is carried at fair value using observable market pricing data and any unrealized gains or losses on the investment is recorded in net income in the period in which they occur.
The valuation of other investments is further described in Note 5 — Fair Value Measurements. Due to a lag in the valuations of certain funds reported by the investment managers, the Company may record changes in valuation with up to a three-month lag. The Company regularly reviews and discusses fund performance with the investment managers or sponsors to corroborate the reasonableness of the reported NAV and to assess whether any events have occurred within the lag period that would affect the valuation of the investments.
Equity Method Investments — Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as equity method investments and accounted for using the equity method of accounting. In applying the equity method of accounting, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the investee's net income or loss, net of any distributions received.
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
The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in OCI. In periods after the recognition of OTTI on the fixed maturity securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For fixed maturity securities in which an OTTI loss was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be amortized into net investment income.
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
Assumed and ceded reinsurance contracts that lack a significant transfer of risk are treated as deposits. No deposit contracts are held as at December 31, 2021 and 2020.
Acquisition expenses represent the costs of writing business that vary with, and are primarily related to, the production of that business. Policy and contract acquisition expenses, including assumed commissions, are deferred and recognized as expense as the related premiums are earned.
The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable. A premium deficiency is recognized if the sum of anticipated loss and LAE, unamortized acquisition expenses less anticipated investment income exceed unearned premiums.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
Retroactive Reinsurance - Retroactive reinsurance agreements are those in which a reinsurer agrees to reimburse the ceding company for liabilities incurred as a result of past insurable loss events. We do not record any income or expense on recognition of the reinsurance contract's assets and liabilities at inception. Any subsequent remeasurement of the value of liabilities is recorded to net loss and LAE within the Consolidated Statements of Income.
For ceded retroactive agreement, the excess of the amounts ultimately collectible under the agreement over the consideration paid is recognized as a deferred gain liability which is amortized into income over the settlement period of the ceded reserves once the paid losses have exceeded the minimum retention. The amount of the deferral is recalculated each period based on actual loss payments and updated estimates of ultimate losses. If the consideration paid exceeds the ultimate losses collectible under the agreement, the net loss on the retroactive reinsurance agreement is recognized within income immediately.
At the inception of a run-off retroactive reinsurance contract, if the estimated undiscounted ultimate losses payable are in excess of the premiums received, a deferred charge asset is recorded for the excess; whereas, if the premiums received are in excess of the estimated undiscounted ultimate losses payable, a deferred gain liability is recorded for the excess, such that we do not record any gain or loss at the inception of these retroactive reinsurance contracts. The premium consideration that we charge the ceding companies under retroactive reinsurance contracts may be lower than the undiscounted estimated ultimate losses payable due to the time value of money. After receiving the premium consideration in full from cedents at the inception of the contract, we invest the premium received over an extended period of time, thereby generating investment income. We expect to generate profits from these retroactive reinsurance contracts when taking into account the premium received and expected investment income, less contractual obligations and expenses.
Deferred charge assets will be recorded in other assets (if and when applicable), and deferred gain liabilities are recorded in other liabilities, and amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in income as a component of net loss and LAE. The amortization of deferred charge assets and deferred gain liabilities is adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss and LAE payments. Changes in the estimated amount and timing of payments of unpaid losses may have an effect on the unamortized deferred charge assets and deferred gain liabilities and the amount of periodic amortization.
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
Non-controlling Interests — The Company accounts for non-controlling interests in subsidiaries in accordance with ASC Topic 810 "Consolidations", and presents any non-controlling shareholders' interest in the equity section of the Consolidated Balance Sheets. Net income attributable to non-controlling interests is presented separately in the Consolidated Statements of Income. There are no remaining non-controlling interests in subsidiaries as at December 31, 2021 and 2020.
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
U.S. GAAP allows for the recognition of tax benefits of uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties would be included as income tax expense. The Company has not recorded or accrued any interest or penalties during the years ended December 31, 2021 and 2020.
Share-Based Compensation Expense — Pursuant to the 2019 Omnibus Incentive Plan, the Company is authorized to issue restricted share awards and performance-based restricted shares, share options and other equity-based awards to its employees and directors. The Company recognizes the compensation expense for share options and restricted share grants based on the fair value of the award on the date of grant, over the requisite service vesting period. Forfeitures are accounted for if and when they occur. The estimated fair value of the grant is amortized ratably over its vesting period as a charge to compensation expense (as a component of general and administrative expenses) and an increase to additional paid-in capital in the Consolidated Shareholders’ Equity.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
Earnings Per Share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding and exclude any dilutive effects of share options, and unvested restricted shares units. Dilutive earnings per share are computed using the weighted-average number of common shares outstanding during the period adjusted for the dilutive impact of share options. The two-class method is used to determine earnings per share based on dividends declared on common shares and participating securities (i.e. distributed earnings) and participation rights of participating securities in any undistributed earnings. Each unvested restricted share granted by the Company to certain employees and directors is considered a participating security and the two-class method is used to calculate net income attributable to Maiden common shareholders per common share – basic and diluted. However, any undistributed losses are not allocated to the participating securities.
Net income available to Maiden common shareholders per common share – basic and diluted is also adjusted for any gain or loss from redemption or induced conversion of the Company's preference shares. The gain on repurchase of preference shares had an impact of $1.06 per common share for the year ended December 31, 2021.
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
Assets and liabilities of foreign subsidiaries and divisions, whose functional currency is not the U.S. dollar, are translated at year-end exchange rates. Revenues and expenses of these entities are translated at average exchange rates during the year. The effects of the foreign currency translation adjustment for foreign entities are included in AOCI. The amount of the cumulative translation adjustment at December 31, 2021 was $(9,522) (2020 - $(25,500)).
Recently Adopted Accounting Standards Updates
No new accounting standards have been recently adopted for the year ended December 31, 2021.
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
The guidance is effective for public business entities, excluding entities eligible to be smaller reporting companies ("SRCs") as defined by the SEC, for annual periods beginning after December 15, 2019, and interim periods therein. The guidance is effective for all other entities, including public entities eligible to be SRCs, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As of December 31, 2021, the Company qualified for SRC status, as determined on the last business day of its most recent second quarter, and thus remains eligible to follow the reporting deadlines and effective dates applicable to SRCs. Therefore, Topic 326 will not be effective until fiscal year 2023. The Company continues to evaluate the impact of this guidance on its results of operations, financial condition and liquidity.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
3. Segment Information
The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. This segment also includes transactions entered into by GLS which was formed in November 2020 as described in "Note 1 — Organization". Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”), and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries, AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), which are both in run-off effective January 1, 2019. Please refer to "Note 10 — Related Party Transactions" for additional information regarding the AmTrust Reinsurance segment.
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
The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net income:

For the Year Ended December 31, 2021	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$16,633	$(5,695)	$10,938
Net premiums written	$16,098	$(5,695)	$10,403
Net premiums earned	$27,681	$25,312	$52,993
Other insurance revenue	1,067	—	1,067
Net loss and LAE	(4,286)	(3,021)	(7,307)
Commission and other acquisition expenses	(15,093)	(9,747)	(24,840)
General and administrative expenses	(7,827)	(2,514)	(10,341)
Underwriting income	$1,542	$10,030	11,572
Reconciliation to net income
Net investment income and net realized and unrealized gains on investment			44,661
Interest and amortization expenses			(19,327)
Foreign exchange and other gains, net			7,685
Other general and administrative expenses			(25,679)
Income tax expense			(15)
Interest in income from equity method investments			7,748
Net income			$26,645

Net loss and LAE ratio(1)	14.9%	11.9%	13.5%
Commission and other acquisition expense ratio(2)	52.5%	38.5%	46.0%
General and administrative expense ratio(3)	27.2%	9.9%	66.6%
Expense ratio(4)	79.7%	48.4%	112.6%
Combined ratio(5)	94.6%	60.3%	126.1%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Year Ended December 31, 2020	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$40,457	$(9,068)	$31,389
Net premiums written	$37,258	$(8,826)	$28,432
Net premiums earned	$47,847	$58,234	$106,081
Other insurance revenue	1,276	—	1,276
Net loss and LAE	(24,909)	(16,890)	(41,799)
Commission and other acquisition expenses	(18,475)	(20,321)	(38,796)
General and administrative expenses	(6,936)	(2,552)	(9,488)
Underwriting (loss) income	$(1,197)	$18,471	17,274
Reconciliation to net income
Net investment income and net realized and unrealized gains on investment			79,234
Total other-than-temporary impairment losses			(2,468)
Interest and amortization expenses			(19,324)
Foreign exchange and other losses, net			(8,526)
Other general and administrative expenses			(29,630)
Income tax benefit			104
Interest in income from equity method investments			5,098
Net income			$41,762

Net loss and LAE ratio(1)	50.7%	29.0%	38.9%
Commission and other acquisition expense ratio(2)	37.6%	34.9%	36.1%
General and administrative expense ratio(3)	14.1%	4.4%	36.4%
Expense ratio(4)	51.7%	39.3%	72.5%
Combined ratio(5)	102.4%	68.3%	111.4%
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

The following tables summarize the financial position of our reportable segments including the reconciliation to the Company's consolidated total assets at December 31, 2021 and 2020:

December 31, 2021	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$1,927	$17,471	$19,398
Reinsurance recoverable on unpaid losses	2,979	490,860	493,839
Deferred commission and other acquisition expenses	2,533	34,170	36,703
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	83,143	499,004	582,147
Funds withheld receivable	34,952	601,460	636,412
Other assets	582	—	582
Total assets - reportable segments	126,116	1,810,940	1,937,056
Corporate assets	—	—	385,554
Total Assets	$126,116	$1,810,940	$2,322,610

December 31, 2020	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$5,560	$—	$5,560
Reinsurance recoverable on unpaid losses	4,658	519,941	524,599
Deferred commission and other acquisition expenses	6,171	45,732	51,903
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	87,419	992,636	1,080,055
Funds withheld receivable	51,712	603,093	654,805
Other assets	860	—	860
Total assets - reportable segments	156,380	2,329,377	2,485,757
Corporate assets	—	—	462,698
Total Assets	$156,380	$2,329,377	$2,948,455
The following table shows an analysis of gross and net premiums written and net premiums earned by geographic location for the years ended December 31, 2021 and 2020. In the case of reinsurance business assumed from AmTrust, the table refers to the location of the relevant AmTrust subsidiaries.

For the Year Ended December 31,	2021	2020
Gross premiums written – North America	$(7,649)	$(10,979)
Gross premiums written – Other (predominantly Europe)	18,587	42,368
Gross premiums written – Total	$10,938	$31,389
Net premiums written – North America	$(7,320)	$(10,836)
Net premiums written – Other (predominantly Europe)	17,723	39,268
Net premiums written – Total	$10,403	$28,432
Net premiums earned – North America	$(6,948)	$(10,207)
Net premiums earned – Other (predominantly Europe)	59,941	116,288
Net premiums earned – Total	$52,993	$106,081

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following table sets forth financial information relating to net premiums written by major line of business and reportable segment for the years ended December 31, 2021 and 2020:

For the Year Ended December 31,	2021		2020
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$16,098	154.7%	$37,294	131.2%
Other	—	—%	(36)	(0.1)%
Total Diversified Reinsurance	16,098	154.7%	37,258	131.1%
AmTrust Reinsurance
Small Commercial Business	(6,445)	(61.9)%	(11,515)	(40.5)%
Specialty Program	(876)	(8.4)%	(19)	(0.1)%
Specialty Risk and Extended Warranty	1,626	15.6%	2,708	9.5%
Total AmTrust Reinsurance	(5,695)	(54.7)%	(8,826)	(31.1)%
Total Net Premiums Written	$10,403	100.0%	$28,432	100.0%
The following table sets forth financial information relating to net premiums earned by major line of business and reportable segment for the years ended December 31, 2021 and 2020:

For the Year Ended December 31,	2021		2020
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$27,681	52.2%	$47,883	45.1%
Other	—	—%	(36)	—%
Total Diversified Reinsurance	27,681	52.2%	47,847	45.1%
AmTrust Reinsurance
Small Commercial Business	(6,095)	(11.5)%	(10,938)	(10.3)%
Specialty Program	(853)	(1.6)%	33	—%
Specialty Risk and Extended Warranty	32,260	60.9%	69,139	65.2%
Total AmTrust Reinsurance	25,312	47.8%	58,234	54.9%
Total Net Premiums Earned	$52,993	100.0%	$106,081	100.0%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments
As discussed in Note 2 — Significant Accounting Policies, the Company holds: (i) AFS portfolios of fixed maturity securities, carried at fair value; (ii) other investments, of which certain investments are carried at fair value and investments in direct lending entities are carried at cost less impairment; (iii) equity method investments; and (iv) funds held - directly managed.
a) Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of fixed maturities at December 31, 2021 and 2020 are as follows:

December 31, 2021	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturities:
U.S. treasury bonds	$59,989	$—	$(110)	$59,879
U.S. agency bonds – mortgage-backed	96,554	2,429	(193)	98,790
Non-U.S. government bonds	3,163	113	—	3,276
Asset-backed securities (1)	198,946	705	(5,093)	194,558
Corporate bonds	236,692	10,094	(6,144)	240,642
Total fixed maturity investments	$595,344	$13,341	$(11,540)	$597,145

December 31, 2020	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturities:
U.S. treasury bonds	$94,468	$34	$—	$94,502
U.S. agency bonds – mortgage-backed	272,124	9,439	(126)	281,437
Non-U.S. government bonds	8,641	1,067	—	9,708
Asset-backed securities (1)	184,227	1,611	(406)	185,432
Corporate bonds	604,463	40,904	(3,035)	642,332
Total fixed maturity investments	$1,163,923	$53,055	$(3,567)	$1,213,411
(1) Asset-backed securities are comprised primarily of collateralized loan obligations.

The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Fixed maturities
December 31, 2021	Amortized cost	Fair value
Maturity
Due in one year or less	$66,193	$65,742
Due after one year through five years	202,405	206,028
Due after five years through ten years	30,634	31,476
Due after ten years	612	551
	299,844	303,797
U.S. agency bonds – mortgage-backed	96,554	98,790
Asset-backed securities (1)	198,946	194,558
Total fixed maturities	$595,344	$597,145
(1) Asset-backed securities are comprised primarily of collateralized loan obligations.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bonds	$59,879	$(110)	$—	$—	$59,879	$(110)
U.S. agency bonds – mortgage-backed	4,415	(193)	—	—	4,415	(193)
Asset-backed securities (1)	117,148	(5,057)	5,064	(36)	122,212	(5,093)
Corporate bonds	38,537	(2,775)	27,852	(3,369)	66,389	(6,144)
Total temporarily impaired fixed maturity securities	$219,979	$(8,135)	$32,916	$(3,405)	$252,895	$(11,540)
(1) Asset-backed securities are comprised primarily of collateralized loan obligations.

At December 31, 2021, there were 44 securities in an unrealized loss position with a fair value of $252,895 and unrealized losses of $11,540. Of these securities in an unrealized loss position, there were 8 securities in our portfolio that have been in an unrealized loss position for twelve months or greater with a fair value of $32,916 and unrealized losses of $3,405.

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. agency bonds – mortgage-backed	$19,360	$(85)	$5,646	$(41)	$25,006	$(126)
Asset-backed securities (1)	13,371	(217)	31,052	(189)	44,423	(406)
Corporate bonds	31,839	(890)	65,296	(2,145)	97,135	(3,035)
Total temporarily impaired fixed maturity securities	$64,570	$(1,192)	$101,994	$(2,375)	$166,564	$(3,567)
(1) Asset-backed securities are comprised primarily of collateralized loan obligations.
At December 31, 2020, there were 53 securities in an unrealized loss position with a fair value of $166,564 and unrealized losses of $3,567. Of these securities in an unrealized loss position, there were 35 securities in our portfolio that have been in an unrealized loss position for twelve months or greater with a fair value of $101,994 and unrealized losses of $2,375.
OTTI
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At December 31, 2021, we determined that unrealized losses on fixed maturities were primarily due to changes in interest rates as well as the impact of foreign exchange rate changes on certain foreign currency denominated fixed maturities since their date of purchase. All fixed maturity securities continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed maturity securities that the Company does not intend to sell or is not more likely than not that the Company will be required to sell before its anticipated recovery of their amortized cost basis is recognized in net income, with the non-credit related impairment recognized in comprehensive income. Based on our analysis, our fixed maturity portfolio is of high credit quality and we believe the amortized cost basis of the securities will be ultimately recovered. The Company continually monitors the credit quality of the fixed maturity investments to assess if it is probable that it will receive the contractual or estimated cash flows in the form of principal and interest. For the year ended December 31, 2021, there was no impairment recognized on the Company's portfolio of fixed maturity securities, compared to $2,468 in OTTI charges recorded in earnings on four fixed maturity securities for the year ended December 31, 2020.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

The following tables summarize the credit ratings of our fixed maturity securities as at December 31, 2021 and 2020:

December 31, 2021	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$59,989	$59,879	10.0%
U.S. agency bonds	96,554	98,790	16.6%
AAA	161,179	156,706	26.2%
AA+, AA, AA-	38,999	39,140	6.6%
A+, A, A-	99,748	99,962	16.7%
BBB+, BBB, BBB-	126,770	129,618	21.7%
BB+ or lower	12,105	13,050	2.2%
Total fixed maturities(1)	$595,344	$597,145	100.0%

December 31, 2020	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$94,468	$94,502	7.8%
U.S. agency bonds	272,124	281,437	23.2%
AAA	96,453	97,515	8.0%
AA+, AA, AA-	114,751	118,534	9.8%
A+, A, A-	265,725	281,364	23.2%
BBB+, BBB, BBB-	274,406	292,493	24.1%
BB+ or lower	45,996	47,566	3.9%
Total fixed maturities(1)	$1,163,923	$1,213,411	100.0%
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
Other investments
The table below shows the composition of the Company's other investments as at December 31, 2021 and 2020:

December 31,	2021		2020
	Carrying Value	% of Total	Carrying Value	% of Total
Privately held equity investments	$52,013	36.7%	$22,844	35.8%
Private credit funds	38,656	27.3%	1,301	2.0%
Private equity funds	6,906	4.9%	3,044	4.8%
Publicly traded equity investments	1,174	0.8%	—	—%
Total other investments at fair value	98,749	69.7%	27,189	42.6%
Investments in direct lending entities (at cost)	42,976	30.3%	36,571	57.4%
Total other investments	$141,725	100.0%	$63,760	100.0%
The Company's investments in direct lending entities of $42,976 at December 31, 2021 (2020 - $36,571) are carried at cost less impairment, if any, with any indication of impairment recognized in net income when determined. Please see "Note 5(d) - Fair Value Measurements" for additional information regarding this investment.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
The Company's unfunded commitments on other investments held at December 31, 2021 and 2020 were as follows:

December 31,	2021		2020
	Amount	% of Total	Amount	% of Total
Private equity funds	$10,762	17.7%	$326	0.5%
Private credit funds	22,236	36.7%	33,584	53.0%
Investments in direct lending entities	13,216	21.8%	19,823	31.3%
Privately held equity investments	14,463	23.8%	9,580	15.2%
Total unfunded commitments on other investments	$60,677	100.0%	$63,313	100.0%
Equity Method Investments
The equity method investments include hedge fund investments, real estate investments and other investments. The table below shows the carrying value of the Company's equity method investments as at December 31, 2021 and 2020:

December 31,	2021		2020
	Carrying Value	% of Total	Carrying Value	% of Total
Real estate investments	$44,050	52.6%	$—	—%
Hedge fund investments	32,929	39.3%	29,435	68.2%
Other investments	6,763	8.1%	13,701	31.8%
Total equity method investments	$83,742	100.0%	$43,136	100.0%
The equity method investments above include limited partnerships which are variable interests issued by variable interest entities ("VIEs"). The Company does not have the power to direct the activities that are most significant to the economic performance of these VIEs, therefore, the Company is not the primary beneficiary of these VIEs. The Company is deemed to have limited influence over the operating and financial policies of the investee and accordingly, these investments are reported under the equity method of accounting. In applying the equity method of accounting, the investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the investee's net income or loss.
Generally, the maximum exposure to loss on these interests is limited to the amount of commitment made by the Company. However, certain of the Company's equity method investments are related to real estate joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the ownership of income-producing properties. In certain of these joint ventures, the Company has provided certain indemnities, guarantees and commitments to certain parties such that it may be required to make payments now or in the future and are more fully described (as applicable) in "Note 11 - Commitments, Contingencies and Guarantees" in these consolidated financial statements. The Company's remaining unfunded commitments on equity method investments as at December 31, 2021 was $25,950.
c) Net Investment Income
Net investment income was derived from the following sources for the years ended December 31, 2021 and 2020:

For the Year Ended December 31,	2021	2020
Fixed maturities	$19,146	$36,258
Income on funds withheld	10,623	15,942
Interest income from loan to related party	3,492	3,996
Cash and cash equivalents and other investments	1,100	1,402
	34,361	57,598
Investment expenses	(2,348)	(2,837)
Net investment income	$32,013	$54,761

d) Net Realized and Unrealized Gains (Losses) on Investment
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized and unrealized gains (losses) on investment included in the Consolidated Statements of Income for the years ended December 31, 2021 and 2020:

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

For the Year Ended December 31, 2021	Gross gains	Gross losses	Net
Fixed maturities	$9,838	$(741)	$9,097
Other investments	8,074	(4,523)	3,551
Net realized and unrealized gains (losses) on investment	$17,912	$(5,264)	$12,648

For the Year Ended December 31, 2020	Gross gains	Gross losses	Net
Fixed maturities	$24,101	$(1)	$24,100
Other investments	392	(19)	373
Net realized and unrealized gains (losses) on investment	$24,493	$(20)	$24,473
Realized gains and losses from other investments detailed in the tables above include both sales of securities and unrealized gains and losses from fair value changes. The unrealized gains recognized in net income for other investments still held at December 31, 2021 and 2020, respectively, were as follows:

For the Year Ended December 31,	2021	2020
Net gains recognized for other investments during the period	$3,551	$—
Less: Net gains recognized for other investments divested during the period	(3,377)	—
Net unrealized gains recognized for other investments still held at reporting date	$174	$—

Proceeds from sales of fixed maturities were $477,920 and $505,396 for the years ended December 31, 2021, and 2020, respectively. Net unrealized gains on fixed maturity investments were as follows at December 31, 2021 and 2020, respectively:

December 31,	2021	2020
Fixed maturities	$1,801	$49,488
Equity method investments	(4,414)	—
Total net unrealized (losses) gains	(2,613)	49,488
Deferred income tax	(80)	(131)
Net unrealized (losses) gains, net of deferred income tax	$(2,693)	$49,357
Change, net of deferred income tax	$(52,050)	$27,361
e) Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are mostly cash and highly rated fixed maturities. The fair values of these restricted assets were as follows at December 31, 2021 and 2020:

December 31,	2021	2020
Restricted cash – third party agreements	$19,177	$20,547
Restricted cash – related party agreements	20,242	41,239
Total restricted cash	39,419	61,786
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2021 – $48,860; 2020 – $63,253)	48,845	63,281
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2021 – $493,128; 2020 – $913,466)	493,883	954,988
Total restricted investments	542,728	1,018,269
Total restricted cash and investments	$582,147	$1,080,055

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements
a) Fair Values of Financial Instruments measured at fair value
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for both assets and liabilities recognized and not recognized within the balance sheet, and for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments measured at fair value held at December 31, 2021 and 2020.
U.S. government and U.S. agency — includes bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association, Federal National Mortgage Association and the Federal Farm Credit Banks Funding Corporation. The fair values of U.S. treasury bonds are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. treasury bonds is an actively traded market given the high level of daily trading volume. The fair values of U.S. agency bonds are determined using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. agency bonds are included in the Level 2 fair value hierarchy.
Non-U.S. government bonds — These securities are generally priced by independent pricing services. The Pricing Service may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the Pricing Service typically uses analytical models which may incorporate spreads, interest rate data and market/sector news. As the significant inputs used to price non-U.S. government bonds are observable market inputs, the fair values of non-U.S. government and bonds are included in the Level 2 fair value hierarchy.
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
Corporate and municipal bonds — are bonds issued by corporations, U.S. state and municipality entities or agencies. that on acquisition are rated BBB-/Baa3 or higher. These securities are generally priced by independent pricing services. The credit spreads are sourced from broker/dealers, trade prices and new issue market. Where pricing is unavailable from pricing services, custodian pricing or non-binding quotes are obtained from broker-dealers to estimate fair values. As significant inputs used to price corporate and municipal bonds are observable market inputs, fair values are included in the Level 2 fair value hierarchy.
Other investments — These investments are comprised of the following types of investments:
•Privately held equity investments: These are direct equity investments in common and preferred stock of privately held entities. The fair values are estimated using quarterly financial statements and/or recent private market transactions and thus included under Level 3 of the fair value hierarchy due to unobservable market data used for valuation.
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
•Publicly traded equity investments - The fair value of publicly traded equity securities is priced by pricing services, reflecting the closing price quoted for the final trading day of the period. The common stock is carried at fair value using observable market pricing data and is included in the Level 1 fair value hierarchy. Any unrealized gains or losses on the investment is recorded in net income in the period in which they occur.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
At December 31, 2021 and 2020, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$59,879	$—	$—	$—	$59,879
U.S. agency bonds – mortgage-backed	—	98,790	—	—	98,790
Non-U.S. government bonds	—	3,276	—	—	3,276
Asset-backed securities (1)	—	194,558	—	—	194,558
Corporate bonds	—	240,642	—	—	240,642
Other investments	1,174	—	27,094	70,481	98,749
Total	$61,053	$537,266	$27,094	$70,481	$695,894
As a percentage of total assets	2.6%	23.1%	1.2%	3.0%	29.9%

December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$94,502	$—	$—	$—	$94,502
U.S. agency bonds – mortgage-backed	—	281,437	—	—	281,437
Non-U.S. government bonds	—	9,708	—	—	9,708
Asset-backed securities (1)	—	185,432	—	—	185,432
Corporate bonds	—	642,332	—	—	642,332
Other investments	—	—	22,844	4,345	27,189
Total	$94,502	$1,118,909	$22,844	$4,345	$1,240,600
As a percentage of total assets	3.2%	37.9%	0.8%	0.1%	42.0%
(1) Asset-backed securities is comprised primarily of collateralized loan obligations.
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
The Pricing Service was utilized to estimate fair value measurements for 99.0% and 99.1% of our fixed maturities at December 31, 2021 and 2020, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At December 31, 2021 and 2020, approximately 1.0% and 0.9%, respectively, of our fixed maturities were valued using the market approach. At December 31, 2021, one security or $6,225 (2020 - two securities or $10,809) of fixed maturities classified as Level 2 was priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At December 31, 2021 and 2020, the Company has not adjusted any pricing provided to it based on the review performed by its investment managers.
During the year ended December 31, 2021, the Company transferred its equity investment in an insurtech start-up company focused on technological advancement in the automobile insurance industry out of Level 3 within the fair value hierarchy and into Level 1 due to the recent completion of its initial public offering. There were no transfers to or from Level 3 during the year ended December 31, 2020.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
c) Level 3 Financial Instruments
At December 31, 2021, the Company holds Level 3 financial instruments of $27,094 (2020 - $22,844) which includes privately held equity investments in common and preferred stocks. The fair values of these investments are estimated using quarterly unaudited financial statements or recent private market transactions, where applicable. Due to significant unobservable inputs in these valuations, the Company classifies their fair values as Level 3 within the fair value hierarchy.
The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at December 31, 2021:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Privately held equity investments	$25,294	Quarterly financial statements	Estimated maturity dates	1.0 years	to	3.0 years
Privately held equity investments	1,800	Recent market transactions	Liquidity discount rates
Total Level 3 investments	$27,094
The following table shows the reconciliation of the beginning and ending balances for other investments measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2021 and 2020. The Company includes any related interest and dividend income in net investment income and thus, are excluded from the reconciliation in the table below:

	For the Year Ended December 31,
	2021	2020
Balance - beginning of period	$22,844	$1,800
Purchases	5,250	21,044
Transfers out of Level 3	(1,000)	—
Total Level 3 investments - end of period	$27,094	$22,844

d) Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried at fair value, except for certain financial instruments related to insurance contracts.
At December 31, 2021, the carrying values of cash and cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable, loan to related party and certain other assets and liabilities approximate their fair values due to their inherent short duration. As these financial instruments are not actively traded, the fair values of these financial instruments are classified as Level 2.
The investments made by direct lending entities are carried at cost less impairment, if any, which approximates fair value. The fair value estimates of these investments are not based on observable market data and, as a result, have been categorized as Level 3.
The fair values of the Senior Notes (as defined in "Note 7 - Long-Term Debt") are based on indicative market pricing obtained from a third-party pricing service which uses observable market inputs, and therefore, the fair values of these liabilities are classified as Level 2. The following table presents the respective carrying value and fair value for the Senior Notes as at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes - MHLA – 6.625%	$110,000	$94,820	$110,000	$90,772
Senior Notes - MHNC – 7.75%	152,500	140,300	152,500	132,126
Total Senior Notes	$262,500	$235,120	$262,500	$222,898

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
6. Shareholders’ Equity
At December 31, 2021, the aggregate authorized share capital of the Company is 150,000,000 shares from which 92,316,107 common shares were issued, of which 86,467,242 common shares are outstanding, and 18,600,000 preference shares were issued, all of which are outstanding. The remaining 39,083,893 shares are undesignated at December 31, 2021. Excluding the preference shares held by Maiden Reinsurance, a total of 6,368,393 preference shares are held by non-affiliates.
a) Common shares
The Company's common shares have a par value of $0.01 per share. Our common shareholders are entitled to receive dividends and allocated one vote per common share subject to downward adjustment under certain circumstances. For the years ended December 31, 2021 and 2020, the Company's Board of Directors did not declare any dividends to common shareholders.
The following table shows the summary of changes in the Company's common shares outstanding:

For the Year Ended December 31,	2021	2020
Outstanding shares – January 1	84,801,161	83,148,458
Issuance of vested restricted shares and restricted share units	2,500,932	1,653,537
Shares repurchased	(834,851)	(834)
Outstanding shares – December 31	86,467,242	84,801,161
b) Preference shares
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
The following table shows the summary of the Company's preference shares repurchases made during the years ended December 31, 2021 and 2020:

	2021		2020
	Number of shares purchased	Average price of shares purchased	Number of shares purchased	Average price of shares purchased

Series A	3,519,093	$14.74	545,218	$10.50
Series C	3,026,764	14.36	1,203,466	10.50
Series D	2,858,155	14.27	1,078,911	10.50
Total	9,404,012	14.48	2,827,595	10.50

Total price paid	$136,155		$29,690
Gain on purchase	$90,998		$38,195
The following table shows the summary of changes for the Company's preference shares outstanding (including the total of the Company's preference shares held by Maiden Reinsurance pursuant to the 2020 Tender Offer and the 2021 Preference Share Repurchase Program) at December 31, 2021:

	Series A	Series C	Series D	Total
Outstanding shares issued by Maiden Holdings	6,000,000	6,600,000	6,000,000	18,600,000
Less: Total shares held by Maiden Reinsurance - December 31, 2021	4,064,311	4,230,230	3,937,066	12,231,607
Total shares held by non-affiliates December 31, 2021	1,935,689	2,369,770	2,062,934	6,368,393
Percentage held by Maiden Reinsurance - December 31, 2021	67.7%	64.1%	65.6%	65.8%
The Company had a remaining authorization of $13,845 for preference share repurchases at December 31, 2021. The Company has continued to repurchase preference shares subsequent to December 31, 2021 pursuant to a Rule 10b5-1 plan. Please see "Note 16 - Subsequent Events" for details.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
6. Shareholders’ Equity (continued)
Dividends on the Series A, Series C and Series D preference shares are non-cumulative. Consequently, in the event a dividend is not declared on the preference shares for any dividend period, holders will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. The holders of Series A, Series C and Series D preference shares will be entitled to receive dividend payments only when, as and if declared by the Company's Board of Directors or a duly authorized committee of the Board of Directors per the terms of the certificates of designations. During any dividend period, so long as any Series A, Series C and Series D preference shares remain outstanding, unless the full dividends for the latest completed dividend period on all outstanding preference shares have been declared and paid, no dividend shall be paid or declared on the common shares.
The holders of the preference share series have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods. For the years ended December 31, 2021 and 2020, the Company did not declare or pay dividends on any of the preference share series. The Company's Board of Directors has not authorized or declared a dividend since the dividend period starting on December 1, 2018 with respect to the Series A, Series C and Series D preference shares.
At March 15, 2020, because preference share dividends were not declared and paid for six quarterly dividend periods, holders of record with at least 20% of voting power of any of the preference shares Series A, C and D were collectively entitled to vote for the election of a total of two additional members of the Company's Board. On December 15, 2020, holders of the Company's preference share Series A, C and D collectively elected two additional members to the Company's Board, though these directors were not renominated for re-election at the 2021 Annual General Meeting of Shareholders by qualifying preference shareholders.
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
c) Treasury Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common shares from time to time at market prices. At December 31, 2021 and 2020, the Company has a remaining authorization of $74,245 for common share repurchases. No repurchases were made during the years ended December 31, 2021 and 2020 under the common share repurchase plan.
During the year ended December 31, 2021, the Company repurchased a total of 834,851 (2020 - 834) common shares at an average price per share of $2.97 (2020 - $1.13) from employees, which represent tax withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
6. Shareholders’ Equity (continued)
d) Accumulated Other Comprehensive (Loss) Income
The following tables set forth financial information regarding the changes in the balances of each component of AOCI for the years ended December 31, 2021 and 2020:

For the Year Ended December 31, 2021	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$49,357	$(25,500)	$23,857
Other comprehensive (loss) income before reclassifications	(33,263)	15,978	(17,285)
Amounts reclassified from AOCI to net income, net of tax	(18,787)	—	(18,787)
Net current period other comprehensive (loss) income	(52,050)	15,978	(36,072)
Ending balance, Maiden shareholders	$(2,693)	$(9,522)	$(12,215)

For the Year Ended December 31, 2020	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$21,996	$(4,160)	$17,836
Other comprehensive income (loss) before reclassifications	40,008	(21,340)	18,668
Amounts reclassified from AOCI to net income, net of tax	(12,647)	—	(12,647)
Net current period other comprehensive income (loss)	27,361	(21,340)	6,021
Ending balance, Maiden shareholders	$49,357	$(25,500)	$23,857
The table below presents details about amounts reclassified from AOCI for the years ended December 31, 2021 and 2020:

Consolidated Statements of Income Line Item that Includes Reclassification	For the Year Ended December 31,
	2021	2020
Net realized gains on investment	$18,787	$15,115
Net impairment losses recognized in earnings	—	(2,468)
Total before tax	18,787	12,647
Income tax expense	—	—
Total after tax	$18,787	$12,647

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At December 31, 2021 and 2020, both Maiden Holdings and its wholly owned subsidiary, Maiden NA, had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") and 2013 ("2013 Senior Notes"), respectively (collectively "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following tables detail the issuances outstanding at December 31, 2021 and 2020:

December 31, 2021	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,463	3,690	7,153
Carrying value	$106,537	$148,810	$255,347

December 31, 2020	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,516	3,858	7,374
Carrying value	$106,484	$148,642	$255,126

Other details:
Original debt issuance costs	$3,715	$5,054
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%
The interest expense incurred on the Senior Notes for the year ended December 31, 2021 was $19,106 (2020 - $19,106), of which $1,342 was accrued at both December 31, 2021 and 2020, respectively. The issuance costs related to the Senior Notes were capitalized and are being amortized over the effective life of the Senior Notes. The amortization expense was $221 for the year ended December 31, 2021 (2020 - $218).
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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the years ended December 31, 2021 and 2020 was as follows:

For the Year Ended December 31,	2021	2020
Premiums written
Direct	$21,866	$19,550
Assumed	(10,928)	11,839
Ceded	(535)	(2,957)
Net	$10,403	$28,432
Premiums earned
Direct	$22,857	$19,711
Assumed	31,497	89,461
Ceded	(1,361)	(3,091)
Net	$52,993	$106,081
Loss and LAE
Gross loss and LAE	$9,344	$57,146
Loss and LAE ceded	(2,037)	(15,347)
Net	$7,307	$41,799
The Company's reinsurance recoverable on unpaid losses balance as at December 31, 2021 was $562,845 (2020 - $592,571) presented in the Consolidated Balance Sheets. At December 31, 2021 and 2020, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $69,006 at December 31, 2021 (2020 - $67,972).
On July 31, 2019, Maiden Reinsurance and Cavello entered into the LPT/ADC Agreement, pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2,178,535 retention up to $600,000, in exchange for a retrocession premium of $445,000. The $2,178,535 retention is subject to adjustment for paid losses subsequent to December 31, 2018. The LPT/ADC Agreement provides Maiden Reinsurance with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445,000 are recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. The amount of the deferral is recalculated each period based on loss payments and updated estimates. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. As of December 31, 2021, the reinsurance recoverable on unpaid losses under the retroactive reinsurance agreement was $490,860 while the deferred gain liability under the LPT/ADC Agreement was $45,860 (December 31, 2020 - $519,941 and $74,941, respectively). Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
Cavello provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement and Cavello is subject to additional collateral funding requirements as explained in "Note 10 — Related Party Transactions". As of December 31, 2021, the amount of collateral required was $401,642. Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar Group Limited ("Enstar"), has credit ratings of BBB from both Standard & Poor's and Fitch Ratings at December 31, 2021.

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

December 31,	2021	2020
Reserve for reported loss and LAE	$851,950	$998,691
Reserve for losses incurred but not reported ("IBNR")	637,423	894,608
Reserve for loss and LAE	$1,489,373	$1,893,299
The following table represents a reconciliation of the beginning and ending gross and net loss and LAE reserves:

For the Year Ended December 31,	2021	2020
Gross loss and LAE reserves, January 1	$1,893,299	$2,439,907
Less: reinsurance recoverable on unpaid losses, January 1	592,571	623,422
Net loss and LAE reserves, January 1	1,300,728	1,816,485
Net incurred losses related to:
Current year	34,912	58,332
Prior years	(27,605)	(16,533)
	7,307	41,799
Net paid losses related to:
Current year	(10,026)	(22,405)
Prior years	(389,231)	(608,324)
	(399,257)	(630,729)
Retroactive ceded reinsurance	29,081	38,009
Retroactive assumed reinsurance	14,825	—
Effect of foreign exchange rate movements	(26,156)	35,164
Net loss and LAE reserves, December 31	926,528	1,300,728
Reinsurance recoverable on unpaid losses, December 31	562,845	592,571
Gross loss and LAE reserves, December 31	$1,489,373	$1,893,299
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
The Company underwrote the AmTrust Reinsurance segment from July 1, 2007 until the Final AmTrust QS Terminations effective January 1, 2019. A large proportion of the exposure in the underlying book of business has significant seasoning, and allows for a significant amount of credibility in using parameters derived from historical experience to calculate reserve estimates. Some segments of the book are a result of recent acquisitions or newer markets for AmTrust. These segments require a greater level of assumptions and professional judgment in deriving ultimate losses, which inherently implies a wider range of reasonable estimates. As a result, the Company has tended to rely on a weighted approach which primarily employs the LD method for aspects of the segment with ample historical data, while also considering the ELR or BF method for exposure resulting from recent acquisitions, or a relative business with a more limited level of experience. The FS method is also considered for segments of the AmTrust Reinsurance book of business for which claim count information is available. Additional data detailing items such as class of business, state, claim counts, frequency and severity is available, further enhancing the reserve analysis.
Prior Year Development
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years. The favorable or unfavorable development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. The following table summarizes the favorable prior period development experienced in each of our reportable segments for the years ended December 31, 2021 and 2020:

For the Year Ended	Diversified Reinsurance	AmTrust Reinsurance	Total
December 31, 2021	$3,561	$24,044	$27,605
December 31, 2020	1,295	15,238	16,533

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
During 2021, the Company's incurred losses decreased for 2020 and prior accident years by $27,605 or 2.1% of prior year net loss and LAE reserves. The Company had decreased incurred losses for 2019 and prior accident years of $16,533 or 0.9% during 2020. The net favorable prior year loss development of $27,605 for the year ended December 31, 2021 was primarily driven by $24,044 of favorable loss development in the AmTrust Reinsurance segment combined with net favorable loss development of $3,561 in the Diversified Reinsurance segment.
In the Diversified Reinsurance segment, net favorable prior year loss development was $3,561 for the year ended December 31, 2021 (2020 - $1,295) primarily due to favorable development in facultative reinsurance run-off business as well as auto programs in Australia, the U.K. and Germany. The favorable prior year development of $1,295 for the year ended December 31, 2020 was primarily due to favorable development in facultative reinsurance run-off lines partly offset by adverse development in European Capital Solutions.
In the AmTrust Reinsurance segment, net favorable prior year development was $24,044 for the year ended December 31, 2021 (2020 - favorable $15,238). This was primarily due to favorable development of $22,242 in Workers Compensation and favorable development of $29,918 in Commercial Auto Liability; partly offset by adverse development of $7,885 in Hospital Liability and adverse development of $20,868 in General Liability.
Net favorable prior year development of $15,238 for the year ended December 31, 2020 included favorable development of $39,016 in Workers Compensation and favorable development of $12,889 in Other lines, partly offset by adverse development of $17,650 in Commercial Auto Liability and adverse development of $18,334 in General Liability.
The adjustment for retroactive ceded reinsurance of $29,081 represents the decrease in the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement with Cavello that was recognized in the year ended December 31, 2021 (2020 - $38,009) in the reconciliation of our beginning and ending gross and net loss and LAE reserves presented above. It reflects the corresponding decrease in the deferred gain on retroactive reinsurance for favorable development on reserves covered under the LPT/ADC Agreement with Cavello of $29,081 during the year ended December 31, 2021 (2020 - $14,304). This adjustment also includes the Workers Compensation commuted losses of $23,705 during the year ended December 31, 2020. The deferred gain on retroactive reinsurance represents the cumulative adverse development under the AmTrust Quota Share covered under the LPT/ADC Agreement at December 31, 2021 and 2020. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
a)Claims Development
The following is a summary of the Company's incurred and paid loss development by accident year, net of reinsurance, from the last ten calendar years including the total reserve for losses, IBNR, plus development on reported loss and LAE for both of our reportable segments, Diversified Reinsurance and AmTrust Reinsurance, as of December 31, 2021. Information prior to 2021 is included as unaudited supplementary information. The incurred and paid amounts have been translated from the local currency to U.S. dollars using the December 31, 2021 spot rate for all years presented in the table below in order to isolate changes in foreign exchange rates from loss development. As a reinsurer of primarily quota share contracts, claim counts are available on a very limited basis. Therefore claim counts have not been provided in the tables below as it is impractical to do so.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Diversified Reinsurance - International	Incurred loss and LAE, net of reinsurance										At December 31, 2021
For the Year Ended December 31,	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2010	$79,244	$79,144	$78,894	$77,274	$79,349	$81,349	$81,042	82,083	$82,196	$82,515	$648
2011	48,414	48,453	48,637	48,594	48,424	48,803	49,049	49,007	48,967	48,968	96
2012	51,076	49,319	49,594	49,700	49,782	50,043	49,763	49,714	49,643	49,749	206
2013		45,495	50,639	51,958	51,460	52,060	52,281	52,670	52,599	52,705	(93)
2014			42,607	48,387	48,258	48,153	47,926	48,002	47,742	47,624	18
2015				42,814	44,230	44,724	44,161	44,177	44,017	43,683	(312)
2016					38,661	40,668	40,006	39,965	40,361	39,881	(338)
2017						36,791	36,244	35,170	34,050	34,058	77
2018							45,031	42,985	43,242	43,297	(844)
2019								36,470	37,563	36,659	53
2020									27,568	26,766	4,261
2021										6,611	1,016
Total										$512,516	$4,788
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2010	$43,379	$48,282	$50,016	$51,605	$53,121	$54,600	$56,295	$57,752	$58,857	$60,008
2011	45,469	47,091	48,329	48,748	48,980	49,121	49,234	49,300	49,385	49,456
2012	23,916	40,857	43,240	44,329	44,656	45,238	45,354	45,368	45,454	45,562
2013		24,575	43,883	46,367	47,711	48,179	48,392	48,472	48,794	48,445
2014			23,766	42,054	44,328	45,552	45,810	45,918	46,038	46,213
2015				21,787	39,379	41,436	42,479	42,900	43,183	43,402
2016					22,320	36,443	38,292	39,052	39,696	40,270
2017						19,098	33,554	35,322	36,158	36,597
2018							20,879	37,672	39,769	41,898
2019								17,295	31,204	33,899
2020									11,900	21,905
2021										3,635
Total										471,290
Total net reserves										$41,226

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Diversified Reinsurance - European Capital Solutions
The European Capital Solutions business is mainly a portfolio of assumed reinsurance in Europe which is now in run-off. Maiden Reinsurance began writing treaty reinsurance contracts under this initiative in 2016 therefore only six calendar years of the Company's incurred and paid loss development by accident year have been provided in the tables below.

Diversified Reinsurance - European Capital Solutions	Incurred loss and LAE, net of reinsurance						At December 31, 2021
For the Year Ended December 31,	2016	2017	2018	2019	2020	2021	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2016	$4,899	$4,973	$5,390	$5,643	$5,981	$5,865	$182
2017		8,824	10,232	9,130	8,811	9,188	705
2018			23,891	25,772	26,420	26,232	2,979
2019				16,273	16,677	16,598	3,269
2020					232	208	43
Total						$58,091	$7,178
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2016	2017	2018	2019	2020	2021
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2016	$791	$2,340	$3,311	$4,699	$4,832	$5,017
2017		1,952	4,125	5,821	6,552	7,152
2018			3,231	5,944	12,587	18,134
2019				5,758	6,031	7,547
2020					92	90
Total						37,940
Total net reserves						$20,151
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
Additionally, for the Specialty Program portion of Covered Business only, AmTrust will be responsible for ultimate net loss otherwise recoverable from Maiden Reinsurance to the extent that the loss ratio to Maiden Reinsurance, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95%. Above and below the defined corridor, Maiden Reinsurance has reinsured losses at its proportional 40% share per the AmTrust Quota Share. Effective July 31, 2019, the Loss Corridor was amended such that the maximum amount covered is $40,500, the amount calculated by Maiden Reinsurance for the Loss Corridor coverage as of March 31, 2019. As of December 31, 2021, the projected amount subject to the Loss Corridor is $42,710 which exceeds the maximum amount covered. Any further development above this amount will be subject to the coverage of the LPT/ADC Agreement.
Recoverables from the LPT/ADC Agreement are displayed in the column "Impact of LPT/ADC" in the tables below. Amounts have been allocated to Accident Year and line of business according to the timing of the respective losses, based on the currently projected payout patterns. These allocations may shift over time as actual payments are made and payout patterns are re–estimated. Please refer to "Note 8 — Reinsurance" for additional information regarding the LPT/ADC Agreement.

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Workers' Compensation	Incurred loss and LAE, net of reinsurance (excluding impact of LPT/ADC Agreement)										At December 31, 2021
For the Year Ended December 31,	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$81,493	$82,438	$81,240	$82,301	$83,039	$83,622	$84,710	$83,952	$86,117	$86,292	$2,297	$2,498
2009	102,245	103,864	109,213	106,204	105,901	107,165	110,175	109,664	109,021	110,207	2,478	3,675
2010	113,880	118,209	120,243	125,020	124,073	123,968	127,215	127,381	126,621	126,516	6,691	5,091
2011	125,549	130,712	132,728	133,995	133,916	135,379	138,600	139,685	141,272	137,355	2,476	7,041
2012	136,960	168,016	173,946	171,040	172,692	181,616	192,087	188,879	192,263	187,089	6,063	11,801
2013		237,019	245,765	238,392	242,447	261,915	276,249	273,571	281,580	277,365	11,159	17,716
2014			379,589	365,515	382,260	419,748	457,363	455,521	449,374	445,258	27,950	33,599
2015				474,140	474,212	526,269	551,145	545,271	549,857	547,439	37,772	47,662
2016					528,906	568,006	627,728	603,529	579,849	568,791	55,180	56,733
2017						615,957	654,362	613,577	593,920	591,122	44,485	84,351
2018							592,566	580,528	575,765	585,009	40,214	105,018
2019								12,751	9,945	10,871	841	—
Total										$3,673,314	$237,606	$375,185
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$72,823	$76,018	$77,370	$78,161	$79,230	$81,159	$82,436	$82,709	$82,286	$82,676
2009	83,464	89,462	93,425	96,396	98,811	100,103	101,823	102,877	103,771	104,205
2010	82,614	95,120	103,280	108,171	114,639	115,014	115,959	116,332	114,730	115,508
2011	69,357	91,414	105,584	114,107	115,966	122,579	124,315	125,843	129,408	130,413
2012	45,030	88,382	119,059	138,706	150,543	158,807	164,512	168,154	172,251	174,436
2013		56,249	121,182	168,785	199,300	216,527	227,502	234,342	248,103	252,506
2014			69,512	189,954	268,467	321,258	355,414	370,176	383,529	392,101
2015				86,695	246,616	338,642	388,640	417,736	448,867	466,868
2016					110,051	284,501	380,602	428,651	449,347	471,382
2017						111,508	274,596	448,551	485,611	507,903
2018							110,954	409,986	465,762	499,349
2019								3,907	5,821	8,070
Total										3,205,417
	All outstanding liabilities prior to 2008, net of reinsurance									271
Total net reserves excluding impact of ADC										468,168
Impact of ADC										(375,185)
Total net reserves including impact of ADC										$92,983

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

General Liability	Incurred loss and LAE, net of reinsurance (excluding impact of LPT/ADC Agreement)										At December 31, 2021
For the Year Ended December 31,	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$31,921	$33,051	$33,792	$34,169	$35,985	$36,627	$37,605	$36,996	$40,398	$40,381	$3,327	$161
2009	28,384	29,123	30,902	32,418	34,040	34,863	35,138	35,410	36,228	35,733	689	171
2010	28,850	34,761	36,455	38,536	38,298	41,597	42,884	43,062	45,490	44,778	669	443
2011	24,731	35,628	40,557	42,100	45,303	49,338	52,746	53,499	55,607	54,683	695	695
2012	21,281	33,445	42,450	48,851	50,800	55,991	59,948	63,429	63,704	64,052	4,471	1,302
2013		42,021	43,116	66,869	68,641	79,731	89,204	92,032	95,050	96,342	3,689	2,534
2014			65,469	66,558	77,930	99,873	111,970	116,085	119,367	119,782	10,123	5,734
2015				118,111	95,766	122,942	139,518	154,071	154,529	154,939	13,452	10,590
2016					98,149	114,864	120,911	148,371	147,858	147,996	19,131	14,049
2017						116,158	133,533	165,268	161,354	162,856	29,103	18,410
2018							121,991	153,822	148,817	148,295	39,473	21,760
2019								5,427	6,017	5,981	4,360	—
Total										$1,075,818	$129,182	$75,849
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$26,288	$29,384	$32,849	$32,423	$32,765	$34,935	$36,699	$34,893	$37,253	$37,278
2009	13,904	19,727	24,298	28,312	30,924	32,878	33,473	32,487	34,984	34,999
2010	11,187	19,010	26,429	30,948	34,125	37,317	39,214	39,888	42,509	43,076
2011	6,072	12,158	22,963	31,619	39,350	41,257	47,141	49,178	51,492	52,592
2012	5,084	13,224	18,020	29,752	40,864	45,775	53,526	56,538	55,350	57,913
2013		4,996	10,226	32,249	44,698	58,377	70,074	76,996	83,571	87,178
2014			3,503	24,581	36,026	57,678	77,259	86,101	92,861	96,521
2015				20,849	33,963	52,350	79,291	98,278	112,542	120,546
2016					6,402	21,959	45,855	67,064	88,627	101,764
2017						6,967	27,001	51,545	79,531	97,356
2018							7,907	24,618	42,792	65,947
2019								27	314	717
Total										795,887
	All outstanding liabilities prior to 2008, net of reinsurance									8
Total net reserves excluding impact of ADC										279,939
Impact of ADC										(75,849)
Total net reserves including impact of ADC										$204,090

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Commercial Auto Liability	Incurred loss and LAE, net of reinsurance (excluding impact of LPT/ADC Agreement)										At December 31, 2021
For the Year Ended December 31,	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$32,769	$33,700	$34,522	$34,584	$35,975	$35,521	$35,382	$35,542	$37,746	$37,854	$2,052	$60
2009	26,275	28,551	30,812	31,024	30,468	30,919	31,033	31,064	31,082	31,019	437	47
2010	33,457	37,154	38,043	40,193	40,523	42,146	41,996	42,070	40,637	40,631	218	29
2011	24,292	29,577	32,578	33,839	34,790	36,149	36,065	34,643	34,707	34,690	481	1
2012	20,863	32,691	40,076	44,812	48,116	46,150	45,753	45,917	45,902	45,753	(59)	—
2013		33,473	44,771	50,647	59,702	63,162	62,163	63,620	63,532	63,589	388	41
2014			47,525	55,023	73,966	82,427	89,299	92,572	94,238	93,208	1,098	289
2015				66,967	92,955	106,560	119,141	127,560	129,849	129,082	1,607	1,190
2016					121,828	118,210	144,077	171,504	170,275	167,479	2,849	2,291
2017						156,575	189,257	220,457	230,972	220,471	14,751	3,538
2018							177,150	224,780	230,200	219,800	30,511	6,870
2019								79,172	77,371	73,023	22,415	—
2020										—	(7)	—
Total										$1,156,599	$76,741	$14,356
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$29,386	$30,975	$32,643	$33,536	$34,074	$34,803	$35,284	$36,968	$34,982	$35,013
2009	18,736	22,959	26,975	29,226	29,829	29,842	30,204	31,194	30,337	30,340
2010	21,050	28,602	34,855	37,734	39,413	39,750	40,282	40,395	40,407	40,411
2011	12,333	18,813	25,808	29,769	32,362	33,130	33,155	33,451	33,872	34,005
2012	6,693	14,979	26,508	35,460	43,745	44,165	45,555	45,751	45,819	45,812
2013		8,267	19,865	34,379	48,122	57,349	59,600	62,331	62,562	62,968
2014			8,450	22,858	42,960	64,459	79,766	87,458	90,761	91,000
2015				13,102	39,179	62,945	86,433	107,707	118,753	121,605
2016					19,071	48,595	76,635	113,174	133,826	145,727
2017						26,863	69,657	115,623	154,600	176,863
2018							30,018	67,080	107,184	138,770
2019								9,456	22,799	34,365
2020									7	7
Total										956,886
	All outstanding liabilities prior to 2008, net of reinsurance									57
Total net reserves excluding impact of ADC										199,770
Impact of ADC										(14,356)
Total net reserves including impact of ADC										$185,414

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
Our initial underwriting year loss projections are generally based on the ELR method, derived from historical performance after the consideration of loss and premium trends. Loss reporting for this line is unique, as a large proportion of claims are initially reserved but eventually closed with no payment, as the insurer is found to have no liability after investigation of the fundamentals of the claim. In addition, the underlying insurance policies assumed are subject to deductibles on both a per claim and aggregate basis. For these reasons, the LD method is not typically employed to estimate aggregate losses, although development methodologies are used individually in estimating losses gross of per claim and policy deductibles and the impacts of each type of deductible.

European Hospital Liability	Incurred loss and LAE, net of reinsurance										At December 31, 2021
For the Year Ended December 31,	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2011	$23,340	$36,130	$49,918	$47,483	$65,382	$63,398	$60,789	$63,077	$63,362	$64,135	$(2,958)
2012	80,228	81,767	80,974	103,830	92,881	87,946	113,658	118,559	119,502	120,978	2,673
2013		49,292	61,927	64,600	84,867	77,599	99,463	105,355	106,763	108,415	4,327
2014			51,283	54,001	57,842	64,360	81,154	86,454	87,509	88,875	6,729
2015				47,811	46,419	60,438	66,451	69,622	69,862	72,202	6,349
2016					44,764	51,533	67,448	69,999	68,467	69,830	8,557
2017						41,210	52,506	54,648	53,189	51,176	6,566
2018							44,861	31,818	32,759	32,112	796
2019								15,984	14,796	15,777	4,383
Total										$623,500	$37,422
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2011	$4,370	$12,895	$23,663	$28,946	$35,966	$41,611	$45,829	$49,634	$54,217	$57,204
2012	4,836	15,461	35,187	45,830	58,922	69,477	77,552	83,713	93,821	98,918
2013		3,005	15,114	26,004	39,676	49,876	55,895	63,189	76,488	82,089
2014			4,229	11,913	24,762	35,244	39,547	46,649	58,632	61,616
2015				3,492	11,106	22,928	29,262	35,141	46,094	45,598
2016					3,604	10,705	17,737	23,593	35,019	37,642
2017						1,286	4,441	7,612	14,774	20,363
2018							926	2,280	5,432	7,816
2019								11,531	1,611	3,043
Total										414,289
Total net reserves										$209,211

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

All Other Lines	Incurred loss and LAE, net of reinsurance (excluding impact of LPT/ADC Agreement)										At December 31, 2021
For the Year Ended December 31,	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$28,724	$28,715	$29,149	$29,237	$29,070	$29,576	$29,574	$29,519	$24,045	$24,016	$(4,928)	$—
2009	20,349	11,959	13,329	14,309	14,492	16,088	15,653	14,617	15,750	15,373	373	—
2010	15,182	24,718	15,484	16,078	16,105	17,071	17,059	15,438	15,905	15,905	52	—
2011	19,948	26,343	27,509	22,359	22,616	23,376	23,506	21,469	21,515	21,500	151	—
2012	14,697	18,443	19,426	21,898	18,673	19,850	20,260	19,578	17,969	17,811	(275)	152
2013		17,806	17,630	28,058	22,918	21,313	21,669	21,735	20,644	20,639	1,174	247
2014			20,597	25,268	26,021	24,958	26,278	24,929	21,496	21,491	(2)	122
2015				52,706	54,857	49,631	49,463	47,882	44,939	44,749	678	50
2016					79,654	74,948	72,384	73,602	67,060	66,944	6,631	111
2017						104,637	96,812	92,904	96,196	96,104	1,636	247
2018							96,910	103,489	101,553	101,913	(1,607)	491
2019								37,945	43,146	43,554	2,560	—
2020										—	(103)	—
Total										$489,999	$6,340	$1,420
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$29,710	$29,900	$31,217	$29,388	$29,177	$30,833	$30,683	$29,234	$24,706	$28,850
2009	8,084	8,743	11,093	13,105	13,870	15,224	15,051	14,009	14,954	14,986
2010	12,332	13,012	15,375	15,748	16,058	16,919	16,786	15,285	15,853	15,854
2011	16,424	17,571	21,279	22,044	22,715	23,892	23,661	21,481	21,343	21,339
2012	10,308	14,031	16,033	16,936	17,946	18,205	18,685	17,559	18,071	18,077
2013		11,877	15,997	17,509	20,258	20,456	20,447	19,343	20,146	19,465
2014			12,028	20,277	20,940	22,018	26,194	21,405	21,497	21,493
2015				28,929	45,208	42,631	41,962	44,179	43,622	43,895
2016					42,795	69,805	65,452	63,234	63,450	60,008
2017						48,903	80,726	80,735	93,212	93,541
2018							56,539	86,455	98,386	101,158
2019								22,095	38,793	40,427
2020									4	103
2021										66
Total										479,262
	All outstanding liabilities prior to 2008, net of reinsurance									(2)
Total net reserves excluding impact of ADC										10,735
Impact of ADC										(1,420)
Total net reserves including impact of ADC										$9,315

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Reconciliation of Development Tables to Consolidated Balance Sheet
The following table represents a reconciliation of the net incurred and paid claims development tables to the reserve for loss and LAE in the Consolidated Balance Sheet at December 31, 2021:

	December 31, 2021
	Total Net Reserves (including impact of ADC)	Reinsurance Recoverables on unpaid claims	Total Gross Reserves
Diversified Reinsurance
International	$41,226	$2,979	$44,205
European Capital Solutions	20,151	—	20,151
Other reconciling items	17,742	—	17,742
Total Diversified Reinsurance - Segment	79,119	2,979	82,098

AmTrust Reinsurance
Workers' Compensation	92,983	375,185	468,168
General Liability	204,090	75,849	279,939
Commercial Auto Liability	185,414	14,356	199,770
European Hospital Liability	209,211	—	209,211
All Other Lines	9,315	1,420	10,735
Total	701,013	466,810	1,167,823
Other reconciling items	146,396	24,050	170,446
Total AmTrust Reinsurance - Segment	847,409	490,860	1,338,269

Other	—	69,006	69,006

Total reserves for loss and LAE	$926,528	$562,845	$1,489,373
b)Claims duration disclosure
The following unaudited supplementary information represents the average annual percentage payout of net loss and LAE by age, net of reinsurance, for both our reportable segments at December 31, 2021:

	Average annual payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Diversified Reinsurance
International	49.7%	38.2%	5.3%	2.8%	0.8%	(0.6)%	(0.5)%	(0.5)%	(0.7)%	1.6%
European Capital Solutions	5.4%	15.1%	15.6%	20.6%	8.2%	8.7%	—%	—%	—%	—%
AmTrust Reinsurance
Workers' Compensation	18.7%	31.7%	17.9%	8.6%	5.2%	4.1%	3.2%	2.6%	1.7%	1.8%
General Liability	6.1%	10.8%	13.6%	16.4%	13.9%	9.5%	6.4%	5.7%	2.1%	4.1%
Commercial Auto Liability	12.2%	18.1%	19.3%	18.7%	13.4%	6.7%	3.0%	0.3%	0.5%	0.5%
European Hospital Liability	3.6%	7.9%	11.7%	11.6%	11.3%	9.7%	7.4%	6.9%	6.8%	6.3%
All other lines	56.9%	32.3%	2.8%	5.3%	3.1%	(4.1)%	0.7%	(0.7)%	(3.9)%	(0.3)%
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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Consolidated Income Statements for the years ended December 31, 2021 and 2020, respectively:

For the Year Ended December 31,	2021	2020
Gross and net premiums written	$(5,695)	$(9,068)
Net premiums earned	25,312	57,992
Net loss and loss adjustment expenses	(3,438)	(17,031)
Commission and other acquisition expenses	(9,747)	(20,321)
Collateral provided to AmTrust
a) AmTrust Quota Share
To provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of AmTrust's insurance subsidiaries, established trust accounts ("Trust Accounts") for their benefit. Maiden Reinsurance has provided appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral which can include (a) assets loaned by Maiden Reinsurance to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Reinsurance for deposit into the Trust Accounts, or (c) a letter of credit obtained by Maiden Reinsurance and delivered to an AmTrust subsidiary on AII's behalf. Maiden Reinsurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Reinsurance's proportionate share of its obligations under the AmTrust Quota Share. Maiden Reinsurance satisfied its collateral requirements under the AmTrust Quota Share with AII as follows:
•.by lending funds of $167,975 at December 31, 2021 and 2020 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. The interest income on the loan was $3,492 for the year ended December 31, 2021 (2020 - $3,996) and the effective yield was 2.1% (2020 - 2.4%).
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
•.effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral at December 31, 2021 was approximately $246,874 (2020 - $666,879) and the accrued interest was $1,171 (2020 - $3,048). Please refer to "Note 4. (e) Investments" for additional information.
•.on January 11, 2019, a portion of the existing Trust Accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred $575,000 to AmTrust as a funds withheld receivable which currently has an annual interest rate of 1.8%, subject to annual adjustment. The annual interest rate was 2.65% for the year ended December 31, 2020. At December 31, 2021, the balance of funds withheld was $575,000 (2020 - $575,000) and the accrued interest was $2,609 (2020 - $3,845). The interest income on the funds withheld receivable was $10,350 for the year ended December 31, 2021 (2020 - $15,297).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
Pursuant to the terms of the LPT/ADC Agreement, Maiden Reinsurance, Cavello and AmTrust and certain of its affiliated companies entered into a Master Collateral Agreement (“MCA”) to define and enable the operation of collateral provided under the AmTrust Quota Share. Under the MCA, Cavello provided letters of credit on behalf of Maiden Reinsurance to AmTrust in an amount representing Cavello's obligations under the LPT/ADC Agreement. Because these letters of credit replaced other collateral previously provided directly by Maiden Reinsurance to AmTrust, the MCA coordinates the collateral protection that will be provided to AmTrust to ensure that no gaps in collateral funding occur by operation of the LPT/ADC Agreement and related MCA. As a result of entering into both the LPT/ADC Agreement and the MCA, certain post-termination endorsements (“PTEs”) to the AmTrust Quota Share between AII and Maiden Reinsurance were required.
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
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of collateral held in reinsurance trust accounts at December 31, 2021 was $244,488 (2020 - $318,063) and the accrued interest was $1,273 (2020 - $2,283). For AIU DAC, the Company utilizes funds withheld to satisfy its collateral requirements. At December 31, 2021, the funds withheld balance was $26,460 (2020 - $28,093) and the accrued interest was $141 (2020 - $318). AIU DAC pays Maiden Reinsurance a fixed annual interest rate of 0.5% on the average daily funds withheld balance which is subject to annual adjustment. The interest income on the funds withheld receivable was $147 for the year ended December 31, 2021 (2020 - $350).
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
Maiden Reinsurance recorded $316 of reinsurance brokerage expense for the year ended December 31, 2021 (2020 - $725), and deferred reinsurance brokerage of $1,147 at December 31, 2021 (2020 - $1,534) as a result of this agreement.
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $846 of investment management fees for the year ended December 31, 2021 (2020 - $1,369) under this agreement.

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
The fee for this agreement was an initial $100 retainer for re-domestication services paid in 2019 and $100 annually with reimbursement for reasonable out-of-pocket expenses incurred by Risk Services pursuant to the terms of the agreement. The Company recorded $100 of annual fees for the year ended December 31, 2021 (2020 - $100).
683 Capital Partners, LP (“683 Partners”)
At December 31, 2021, 683 Partners and its affiliates own or control approximately 6.8% of the outstanding common shares of the Company. 683 Partners and its affiliates are not related parties as defined in ASC 850: Related Party Disclosures.
Limited Partnership Agreement with 683 Capital Management, LLC ("683 Capital")
In July 2020, the Company and 683 Capital entered into a limited partnership agreement (“683 LP Agreement”) whereby 683 Capital will separately manage certain funds of Maiden Reinsurance at its discretion, subject to guidelines established by the parties. Under the 683 LP Agreement, Maiden Reinsurance will pay 683 Capital a management fee and subject to certain metrics agreed to by the parties, an incentive fee upon attainment of those metrics. Maiden Reinsurance may periodically and in its discretion increase the amount invested under the 683 LP Agreement, and subject to certain conditions, reduce the amount invested under the 683 LP Agreement. Hedge fund investments of $32,929 were managed by 683 Capital under this agreement at December 31, 2021 (December 31, 2020 - $29,435).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees
a) Concentrations of Credit Risk
At December 31, 2021 and 2020, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance recoverable on unpaid losses and funds withheld receivable. Please refer to "Note 8 — Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. Letters of credit are provided by its reinsurers for material amounts recoverable as discussed in "Note 8 — Reinsurance".
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at December 31, 2021. To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at December 31, 2021 will be fully collectible.
b) Concentrations of Revenue
During the year ended December 31, 2021, net premiums earned from AmTrust accounted for $25,312 or 47.8% of total net premiums earned (2020 – $57,992 or 54.7%).
c) Brokers
The Company formerly marketed its Diversified Reinsurance segment through third-party intermediaries as well as directly through its own marketing efforts. The majority of business within the Diversified Reinsurance segment was marketed directly through our own efforts therefore there was no significant reliance on brokers for the years ended December 31, 2021 and 2020.
d) Letters of Credit
At December 31, 2021, the Company had letters of credit outstanding of $53,566 (2020 - $67,386) for collateral purposes which are secured by cash and fixed maturities with a fair value of $72,823 at December 31, 2021 (2020 - $83,041).
e) Employment Agreements
The Company has entered into employment agreements with certain individuals. The employment agreements provide for executive benefits and severance payments under certain circumstances.
f) Operating Lease Commitments
The Company leases office spaces, housing, office equipment and company vehicles under various operating leases expiring in various years through 2024. The Company entered into a new office leasing arrangement and terminated its former office leasing arrangement in Bermuda during the year ended December 31, 2021. The Company's leases are currently classified as operating leases and none of them have any non-lease components. For operating leases that have a lease term of more than twelve months, and whose lease payments are above a certain threshold, the Company recognizes a lease liability and a right-of-use asset in the Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 10%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. The amount of $473 is recorded as a lease liability within accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets at December 31, 2021 (2020 - $1,638). The Company's weighted-average remaining lease term is approximately 2.8 years at December 31, 2021.
g) Investment Commitments and Related Financial Guarantees
The Company had total unfunded commitments on other investments of $95,677 at December 31, 2021 (2020 - $63,313). Please refer to "Note 4 (b) Other Investments" for details on unfunded commitments for other investments held at December 31, 2021. The total unfunded commitments on other investments at December 31, 2021 also includes commitments for future investments for which the Company had agreements to fund at December 31, 2021. The Company had unfunded commitments on equity method investments of $25,950 at December 31, 2021.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
As discussed above, at December 31, 2021, guarantees of $33,305 have been provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Year Ended December 31,	2021	2020
Numerator:
Net income	$26,645	$41,762
Gain from repurchase of preference shares – Series A, C and D	90,998	38,195
Amount allocated to participating common shareholders(1)	(1,021)	(1,386)
Net income allocated to Maiden common shareholders	$116,622	$78,571
Denominator:
Weighted average number of common shares – basic	86,068,278	84,333,514
Potentially dilutive securities:
Share options and restricted share units(2)	4,389	141
Adjusted weighted average common shares – diluted	86,072,667	84,333,655
Basic and diluted earnings per share attributable to Maiden common shareholders	$1.35	$0.93
(1)This represents the share in net income using the two-class method for holders of non-vested restricted shares issued to the Company's employees under the 2019 Omnibus Incentive Plan.
(2)Please refer to "Note 6 — Shareholders' Equity" and "Note 14 — Share Compensation and Pension Plans" in the Notes to Consolidated Financial Statements for the terms and conditions of securities that could potentially be dilutive in the future. For the year ended December 31, 2021, there were 4,389 potentially dilutive securities.

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
Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should our U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Tax years 2018 to 2020 are subject to examination in the U.S by the Internal Revenue Service.
The Company has subsidiary operations in various other locations around the world, including Australia, Ireland, Sweden and the United Kingdom, that are subject to relevant taxes in those jurisdictions. These subsidiaries are not under examination but generally remain subject to examination in all applicable jurisdictions for tax years from 2018 through 2021. Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries as it is the intention that such earnings will remain reinvested or will not be taxable. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding tax in the country of the paying entity. Currently, however, no withholding taxes have been accrued.
There were no unrecognized tax benefits at December 31, 2021 and 2020. Income before taxes and income tax benefit for the years ended December 31, 2021 and 2020 are as follows:

For the Year Ended December 31,	2021	2020
Loss before income taxes – Domestic (Bermuda)	$(23,345)	$(9,648)
Income before income taxes – Foreign (U.S. and others)	50,005	51,306
Total income before income taxes	$26,660	$41,658

Current tax expense – Domestic (Bermuda)	$—	$—
Current tax expense – Foreign (U.S. and others)	244	155
Total current tax expense	$244	$155

Deferred tax expense – Domestic (Bermuda)	$—	$—
Deferred tax benefit – Foreign (U.S. and others)	(229)	(259)
Total deferred tax benefit	$(229)	$(259)

Total income tax expense (benefit)	$15	$(104)

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
13. Income Taxes (continued)

The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2021 and 2020 to the amount computed by applying the effective tax rate of 0.0% under Bermuda law to the Company's income before income taxes:

For the Year Ended December 31,	2021	2020
Income before income taxes	$26,660	$41,658
Less: income tax expense (benefit)	15	(104)
Net income	$26,645	$41,762
Reconciliation of effective tax rate (% of income before income taxes)
Bermuda tax rate	—%	—%
U.S. taxes at statutory rates	24.3%	19.2%
Re-domestication of Maiden Reinsurance to the U.S.	—%	(117.3)%
Valuation allowance in respect of U.S. taxes	(22.3)%	98.1%
Other jurisdictions	(1.9)%	(0.3)%
Actual tax rate	0.1%	(0.3)%
Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the Company's deferred tax assets and liabilities at December 31, 2021 and 2020 were as follows:

December 31,	2021	2020
Deferred tax assets:
Net operating losses	$48,346	$44,259
Unearned premiums	4,202	6,017
Capital loss carry-forward	2,831	4,234
Net unrealized losses on investments	2,236	—
Discounting of net loss and LAE reserves	30,423	37,568
Interest limitation	11	—
Deferred gain on retroactive reinsurance	10,282	23,719
Others	840	776
Deferred tax assets before valuation allowance	99,171	116,573
Valuation allowance	90,077	96,414
Deferred tax assets, net	9,094	20,159
Deferred tax liabilities:
Deferred commission and other acquisition expenses	8,201	11,327
Net unrealized gains on investment	—	8,197
Others	53	3
Deferred tax liabilities	8,254	19,527
Net deferred tax asset	$840	$632
The net deferred tax asset at December 31, 2021 was $840 (2020 - $632). The Company recorded an increase in its deferred tax assets of $63,421 and an increase in its deferred tax liabilities of $16,120 as a result of the re-domestication of Maiden Reinsurance on March 16, 2020. A valuation allowance has been established against the net U.S. deferred tax assets which is primarily attributable to net operating losses and capital losses. At this time, the Company believes it is necessary to establish a valuation allowance against the U.S. net deferred tax assets due to insufficient positive evidence regarding the utilization of these losses. During 2021, the Company recorded a decrease in the valuation allowance of $6,337 (2020 - increase of $40,845).
At December 31, 2021, the Company has available net operating loss carry-forwards of $230,220 (2020 - $210,756) for income tax purposes which expire beginning in 2029. At December 31, 2021, the Company also has a capital loss carry-forward of $13,483 (2020 - $20,161) which will expire in 2023.

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
This table shows all share option activity under the 2019 Omnibus Plan for the years ended December 31, 2021 and 2020:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Option Exercise Prices (Low to High)
Outstanding, December 31, 2019	484,129	$8.44	3.63 years	$—	$1.31	$13.98
Expired	(213,379)	7.50
Forfeited	(6,250)	7.20
Outstanding, December 31, 2020	264,500	9.22	4.72 years	—	1.31	13.98
Expired	(49,500)	10.57
Outstanding, December 31, 2021	215,000	8.91	4.28 years	13.00	1.31	13.98
Total exercisable at December 31, 2021	211,250	9.05	4.23 years	7.00	1.31	13.98
The weighted average grant date fair value is $2.13 (2020 - $2.23) for all options outstanding at December 31, 2021. There was $1 (2020 - $9) of total unrecognized compensation cost related to non-vested options at December 31, 2021 which will be recognized during the next 1.04 years. There were no options exercised for the years ended December 31, 2021 and 2020.
Restricted Shares
The fair value of each restricted share is determined based on the market value of the Company's common shares on the date of grant. The total estimated fair value is amortized as an expense on a straight-line basis over the requisite service period as determined by the Committee, which varies between zero to three years for employees and one year for directors.
Non-Performance-Based ("NPB") Restricted Shares
The Company changed its practice of awarding a fixed number of restricted share units to the non-employee directors in 2019 and currently grants each non-employee director $65 worth of compensation in the form of either restricted shares, which vest on the first anniversary of the grant, share options or cash.
For the year ended December 31, 2021, the Company issued a total of 238,750 (2020 - 333,330) restricted shares to non-employee directors as well as employees for compensation related to their services. The restricted shares for non-employee directors were issued on June 1, 2021 pursuant to the 2019 Omnibus Plan and vest in full on June 1, 2022. It is the Company's intention that annually, on or around June 1, each non-employee director will receive a grant of $65 worth of compensation which, if non-cash compensation, will vest on the first anniversary of the grant. The restricted shares issued to other employees will vest after two years of service. The total fair value of NPB Restricted Shares that vested during the year ended December 31, 2021 was $1,442 (2020 - $1,136).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
14. Share Compensation and Pension Plans (continued)
Discretionary Performance-Based ("PB") Restricted Shares
During the year ended December 31, 2021, a total of 1,322,410 (2020 - 982,974) restricted shares were granted to senior management and employees pursuant to the 2019 Omnibus Plan, of which 1,322,410 (2020 - 744,680) restricted shares vested immediately. The remaining restricted shares issued to other senior employees will vest within two years of service. The total fair value of PB Restricted Shares that vested during the year ended December 31, 2021 was $3,623 (2020 - $700).
The following table shows the summary of activity for the Company's restricted share awards:

	Non-Performance-Based Restricted Shares		Discretionary Performance-Based Restricted Shares
	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2019	1,818,797	$1.24	—	$—
Awards granted	333,330	1.20	982,974	1.02
Awards vested	(908,857)	1.25	(744,680)	0.94
Awards forfeited	—	—	—	—
Non-vested at December 31, 2020	1,243,270	1.22	238,294	1.26
Awards granted	238,750	3.44	1,322,410	2.74
Awards vested	(1,178,522)	1.22	(1,322,410)	2.74
Awards forfeited	(54,166)	1.20	(200)	1.26
Non-vested at December 31, 2021	249,332	3.35	238,094	1.26
Total unrecognized compensation cost of $511 related to restricted shares at December 31, 2021, which will be recognized during the next 1.00 year. Total share-based expense for the year ended December 31, 2021 was $4,771 (2020 - $2,445).
Pension Plans
The Company provides pension benefits to eligible employees principally through its sponsorship of various defined contribution plans which vary by subsidiary. The Company’s total expenses for its defined contribution pension plans for the year ended December 31, 2021 was $764 (2020 - $782).

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

		Maiden Reinsurance	Maiden LF	Maiden GF
Statutory Capital and Surplus
December 31, 2021		$999,843	$8,250	$9,972
December 31, 2020	(a)	972,350	9,944	10,663

Statutory Net Income (Loss)
For the Year Ended December 31, 2021		$36,309	$(899)	$(1,018)
For the Year Ended December 31, 2020	(a)	52,707	(1,164)	32
a) Bermuda
Effective March 16, 2020, the Company's principal operating subsidiary Maiden Reinsurance re-domesticated from Bermuda to the State of Vermont in the U.S. Maiden Reinsurance is therefore subject to the statutes and regulations of Vermont in the ordinary course of business. We determined that re-domesticating Maiden Reinsurance to Vermont enables us to better align our capital and resources with our liabilities, which originate mostly in the U.S., resulting in a more efficient structure. The re-domestication, in combination with other strategic measures as described in "Note 1 — Organization", has strengthened the Company’s capital position and solvency ratios. While the Vermont DFR is now the group supervisor for the Company, the re-domestication did not apply to the Parent Company which remains a Bermuda-based holding company.
b) United States of America
Under Vermont statutory regulations, no captive insurance company may pay a dividend out of, or other distribution with respect to, capital or surplus without the prior approval of the Commissioner. Approval of an ongoing plan for the payment of dividends or other distributions shall be conditioned upon the retention, at the time of each payment, of capital or surplus in excess of amounts specified by, or determined in accordance with formulas approved by, the Commissioner. Notwithstanding the provisions of 11B Vermont Statutes Annotated chapter 13, a captive insurance may make such distributions as are in conformity with its purposes and approved by the Commissioner. Maiden Reinsurance did not pay any dividends during the years ended December 31, 2021 and 2020.
Maiden Reinsurance is also required to maintain minimum levels of solvency and liquidity as determined by Vermont law, and to comply with Risk-Based Capital ("RBC") requirements and licensing rules as specified by the National Association of Insurance Commissioners ("NAIC"). RBC is used to evaluate the adequacy of capital and surplus maintained by Maiden Reinsurance in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate risk and (iv) business risk. At December 31, 2021, Maiden Reinsurance's statutory capital and surplus exceeded the amount required to be maintained of $132,779 as of that date.
c) Sweden
The Company has two Swedish domiciled insurance subsidiaries in Sweden, Maiden LF and Maiden GF, both regulated by the Swedish Finansinspektionen ("Swedish FSA"). Maiden LF was required to maintain a minimum level of statutory capital and surplus of $4,207 at December 31, 2021 (2020 - $5,204). This requirement was met by Maiden LF throughout the respective years. LF's statutory assets were $16,819 at December 31, 2021 (2020 - $19,705) and its statutory capital and surplus was $8,250 at December 31, 2021 (2020 - $9,944). Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to Maiden Holdings. As of December 31, 2021 and 2020, Maiden LF was not allowed to pay dividends or distributions without the permission of the Swedish FSA. No dividends were paid during the years ended December 31, 2021 and 2020.
Maiden GF was required to maintain a minimum level of statutory capital and surplus of $5,059 at December 31, 2021 (2020 - $6,905). This requirement was met by Maiden GF throughout the respective years. GF's statutory assets were $15,297 at December 31, 2021 (2020 - $13,832) and its statutory capital and surplus was $9,972 at December 31, 2021 (2020 - $10,663). Maiden GF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden GF to Maiden Holdings. As of December 31, 2021, Maiden GF was allowed to pay dividends or distributions not exceeding $0 (2020 - $311). No dividends were paid during the years ended December 31, 2021 and 2020.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
16. Subsequent Events

In September 2021, the Company authorized the open market repurchase of its outstanding preference shares in accordance with a written plan adopted pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan expires on March 31, 2022. The Company intends to finance these repurchases using its available unrestricted cash.
Subsequent to December 31, 2021, under the Rule 10b5-1 plan, the Company repurchased via the open market (i) 170,633 shares of the Company's 7.125% Non-Cumulative Preference Shares Series C at an average price of $11.67 per share, and (ii) 85,828 shares of the Company's 6.7% Non-Cumulative Preference Shares Series D at an average price of $10.97 per share for a total amount of $2,933. The acquisition by Maiden Reinsurance of these preference shares were made in compliance with the Company's investment guidelines previously approved by the Vermont DFR. These purchases will result in a gain on purchase of approximately $3,263 in the first quarter of 2022. The Company has a remaining authorization of $10,911 for preference share repurchases.
As of March 14, 2022, Maiden Reinsurance owns 67.7%, 66.7% and 67.0% of the outstanding shares of the Series A, Series C and Series D Preference Shares, respectively.