Form 10-Q
period 2022-03-31
Maiden Holdings, Ltd.
filed 2022-05-10
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
Yes ☐ No ☒
As of May 5, 2022, the number of shares of the Registrant's Common Stock ($.01 par value) outstanding was 87,058,833.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2022 - $492,131; 2021 - $595,344)	$471,230	$597,145
Equity securities, at fair value	48,932	44,062
Equity method investments	93,317	83,742
Other investments	108,161	97,663
Total investments	721,640	822,612
Cash and cash equivalents	36,975	26,668
Restricted cash and cash equivalents	34,911	39,419
Accrued investment income	5,282	5,695
Reinsurance balances receivable, net (includes $17,006 and $17,471 from related parties in 2022 and 2021, respectively)	18,714	19,507
Reinsurance recoverable on unpaid losses	558,262	562,845
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $30,417 and $34,170 from related parties in 2022 and 2021, respectively)	32,692	36,703
Funds withheld receivable (includes $600,755 and $601,460 from related parties in 2022 and 2021, respectively)	634,898	636,412
Other assets	4,623	4,774
Total assets	$2,215,972	$2,322,610
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,230,236 and $1,338,269 from related parties in 2022 and 2021, respectively)	$1,386,023	$1,489,373
Unearned premiums (includes $81,657 and $91,730 from related parties in 2022 and 2021, respectively)	88,882	100,131
Deferred gain on retroactive reinsurance	52,805	48,960
Accrued expenses and other liabilities (includes $49,316 and $29,408 from related parties in 2022 and 2021, respectively)	65,195	44,542
Senior notes - principal amount	262,500	262,500
Less: unamortized debt issuance costs	7,098	7,153
Senior notes, net	255,402	255,347
Total liabilities	1,848,307	1,938,353
Commitments and Contingencies
EQUITY
Preference shares	152,338	159,210
Common shares ($0.01 par value; 93,311,414 and 92,316,107 shares issued in 2022 and 2021, respectively; 87,058,833 and 86,467,242 shares outstanding in 2022 and 2021, respectively)	933	923
Additional paid-in capital	770,910	768,650
Accumulated other comprehensive loss	(24,782)	(12,215)
Accumulated deficit	(496,701)	(498,295)
Treasury shares, at cost (6,252,581 and 5,848,865 shares in 2022 and 2021, respectively)	(35,033)	(34,016)
Total shareholders’ equity	367,665	384,257
Total liabilities and equity	$2,215,972	$2,322,610
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended March 31,
	2022	2021
Revenues
Gross premiums written	$(10,170)	$(2,390)
Net premiums written	$(10,323)	$(2,696)
Change in unearned premiums	11,445	14,460
Net premiums earned	1,122	11,764
Other insurance revenue	51	269
Net investment income	6,567	9,841
Net realized and unrealized gains on investment	2,309	8,101
Total revenues	10,049	29,975
Expenses
Net loss and loss adjustment expenses	(2,283)	2,359
Commission and other acquisition expenses	2,528	5,942
General and administrative expenses	10,886	13,997
Interest and amortization expenses	4,832	4,831
Foreign exchange and other gains	(3,949)	(3,542)
Total expenses	12,014	23,587
(Loss) income before income taxes and interest in income of equity method investments	(1,965)	6,388
Less: income tax expense	1,255	49
Add: Interest in income of equity method investments	1,271	2,947
Net (loss) income	(1,949)	9,286
Gain from repurchase of preference shares	3,543	62,450
Net income available to Maiden common shareholders	$1,594	$71,736
Basic and diluted earnings per share attributable to common shareholders	$0.02	$0.83
Weighted average number of common shares - basic	86,547,173	85,132,939
Adjusted weighted average number of common shares and assumed conversions - diluted	86,550,815	85,136,888

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2022	2021
Net (loss) income	$(1,949)	$9,286
Other comprehensive loss
Net unrealized holdings losses on fixed maturity investments arising during period	(17,464)	(19,531)
Net unrealized holdings gains (losses) on equity method investments arising during period	4,414	(1,012)
Adjustment for reclassification of net realized gains recognized in net income	(5,238)	(4,246)
Foreign currency translation adjustment	5,592	10,146
Other comprehensive loss, before tax	(12,696)	(14,643)
Income tax benefit related to components of other comprehensive loss	129	37
Other comprehensive loss, after tax	(12,567)	(14,606)
Comprehensive loss	$(14,516)	$(5,320)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2022	2021
Preference shares - Series A, C and D
Beginning balance	$159,210	$394,310
Repurchase of Preference Shares – Series A	—	(64,041)
Repurchase of Preference Shares – Series C	(4,500)	(50,724)
Repurchase of Preference Shares – Series D	(2,372)	(50,597)
Ending balance	152,338	228,948
Common shares
Beginning balance	923	898
Issuance of common shares from vesting of stock based compensation	10	22
Ending balance	933	920
Additional paid-in capital
Beginning balance	768,650	756,122
Issuance of common shares from vesting of stock based compensation	(10)	(22)
Share-based compensation expense	2,040	4,033
Repurchase of Preference Shares	230	5,519
Cash settlement of restricted shares granted	—	(65)
Ending balance	770,910	765,587
Accumulated other comprehensive (deficit) income
Beginning balance	(12,215)	23,857
Change in net unrealized losses on investment	(18,159)	(24,752)
Foreign currency translation adjustment	5,592	10,146
Ending balance	(24,782)	9,251
Accumulated deficit
Beginning balance	(498,295)	(615,837)
Cash settlement of restricted shares granted	—	(101)
Net (loss) income	(1,949)	9,286
Gain on repurchase of preference shares	3,543	62,450
Ending balance	(496,701)	(544,202)
Treasury shares
Beginning balance	(34,016)	(31,534)
Shares repurchased	(1,017)	(2,359)
Ending balance	(35,033)	(33,893)
Total shareholders' equity	$367,665	$426,611
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2022	2021
Cash flows from operating activities
Net (loss) income	$(1,949)	$9,286
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and share-based compensation	2,075	5,003
Interest in income of equity method investments	(1,271)	(2,947)
Net realized and unrealized gains on investment	(2,309)	(8,101)
Foreign exchange and other gains	(3,949)	(3,542)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	1,456	15,716
Reinsurance recoverable on unpaid losses	3,531	2,003
Accrued investment income	359	1,898
Deferred commission and other acquisition expenses	4,071	4,979
Funds withheld receivable	449	3,110
Other assets	105	(849)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(92,843)	(92,300)
Unearned premiums	(11,452)	(15,188)
Deferred gain on retroactive reinsurance	5,184	—
Accrued expenses and other liabilities	20,465	(21,886)
Net cash used in operating activities	(76,078)	(102,818)
Cash flows from investing activities:
Purchases of fixed maturities	(12,963)	(41,181)
Purchases of other investments	(9,127)	—
Purchases of equity method investments	(27,979)	(281)
Purchases of equity securities	(5,363)	(8,083)
Proceeds from sales of fixed maturities	101,604	153,816
Proceeds from maturities, paydowns and calls of fixed maturities	15,482	92,421
Proceeds from sale and redemption of other investments	409	126
Proceeds from sale and redemption of equity method investments	24,090	1,917
Proceeds from sale and redemption of equity securities	—	441
Others, net	(28)	(6)
Net cash provided by investing activities	86,125	199,170
Cash flows from financing activities:
Repurchase of common shares	(794)	(2,359)
Repurchase of preference shares	(3,099)	(97,393)
Cash settlement of restricted shares granted	—	(166)
Net cash used in financing activities	(3,893)	(99,918)
Effect of exchange rate changes on foreign currency cash, restricted cash and equivalents	(355)	(1,106)
Net increase (decrease) in cash, restricted cash and cash equivalents	5,799	(4,672)
Cash, restricted cash and cash equivalents, beginning of period	66,087	135,826
Cash, restricted cash and cash equivalents, end of period	$71,886	$131,154
Reconciliation of cash and restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$36,975	$78,116
Restricted cash and cash equivalents, end of period	34,911	53,038
Total cash, restricted cash and cash equivalents, end of period	$71,886	$131,154
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
These unaudited Condensed Consolidated Financial Statements, including these notes, should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Certain prior year comparatives have been reclassified to conform to the current year presentation. The effect of these reclassifications had no impact on previously reported shareholders' equity or net income.
Maiden creates shareholder value by actively managing and allocating our assets and capital, including through ownership and management of businesses and assets primarily in the insurance and related financial services industries where we can leverage our deep knowledge of those markets. We are currently underwriting reinsurance risks on a retroactive basis through our indirect wholly owned subsidiary Genesis Legacy Solutions ("GLS") which provides a full range of legacy services to small insurance companies, particularly those in run-off or with blocks of reserves that are no longer core. GLS works with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives. We expect this legacy solutions business to contribute to our active asset and capital management strategies. The Company does not presently underwrite prospective reinsurance risks.
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
We also have various historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off, including the liabilities associated with AmTrust Financial Services, Inc. ("AmTrust") reinsurance agreements which were terminated in 2019 as discussed in "Note 10. Related Party Transactions". In addition, we have a retroactive reinsurance agreement and a commutation agreement that further reduces our exposure and limits the potential volatility related to AmTrust liabilities, which are discussed in "Note 8. Reinsurance". Please see the Company's audited Consolidated Financial Statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for further details.
Genesis Legacy Solutions
Effective October 1, 2021, GLS completed its first transaction, a loss portfolio transfer transaction which includes an adverse development cover and GLS continues to develop additional opportunities consistent with its business plan. This should further enhance our ability to pursue the asset and capital management pillars of our business strategy. GLS and its subsidiaries have completed additional transactions in the first quarter of 2022, and as of March 31, 2022, GLS and its subsidiaries have insurance related liabilities totaling $37,120 which included total reserves of $29,175 and deferred gain on retroactive reinsurance of $7,945.

2. Significant Accounting Policies
There have been no material changes to the significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information
The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. This segment also includes transactions entered into by GLS which was formed in November 2020 as described in "Note 1. Basis of Presentation. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”) and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries, AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), which are both in run-off effective January 1, 2019. Please refer to "Note 10. Related Party Transactions" for additional information regarding the AmTrust Reinsurance segment.
The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. General and administrative expenses are allocated to the segments on an actual basis except salaries and benefits where management’s judgment is applied; however, general corporate expenses are not allocated to the segments. In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, funds withheld receivable, loan to related party and restricted cash and investments. All remaining assets are allocated to Corporate.
The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net income:

For the Three Months Ended March 31, 2022	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$4,736	$(14,906)	$(10,170)
Net premiums written	$4,583	$(14,906)	$(10,323)
Net premiums earned	$5,955	$(4,833)	$1,122
Other insurance revenue	51	—	51
Net loss and LAE	1,360	923	2,283
Commission and other acquisition expenses	(3,771)	1,243	(2,528)
General and administrative expenses	(2,098)	(485)	(2,583)
Underwriting income (loss)	$1,497	$(3,152)	(1,655)
Reconciliation to net loss
Net investment income and net realized and unrealized investment gains			8,876
Interest and amortization expenses			(4,832)
Foreign exchange and other gains, net			3,949
Other general and administrative expenses			(8,303)
Income tax expense			(1,255)
Interest in income of equity method investments			1,271
Net loss			$(1,949)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Three Months Ended March 31, 2021	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$72	$(2,462)	$(2,390)
Net premiums written	$(234)	$(2,462)	$(2,696)
Net premiums earned	$6,240	$5,524	$11,764
Other insurance revenue	269	—	269
Net loss and LAE	(1,415)	(944)	(2,359)
Commission and other acquisition expenses	(3,755)	(2,187)	(5,942)
General and administrative expenses	(1,574)	(603)	(2,177)
Underwriting (loss) income	$(235)	$1,790	1,555
Reconciliation to net income
Net investment income and net realized and unrealized investment gains			17,942
Interest and amortization expenses			(4,831)
Foreign exchange and other gains, net			3,542
Other general and administrative expenses			(11,820)
Income tax expense			(49)
Interest in income from equity method investments			2,947
Net income			$9,286

The following tables summarize the financial position of the Company's reportable segments including the reconciliation to the Company's consolidated total assets at March 31, 2022 and December 31, 2021:

March 31, 2022	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$126,905	$1,686,992	$1,813,897
Corporate assets	—	—	402,075
Total Assets	$126,905	$1,686,992	$2,215,972

December 31, 2021	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$126,116	$1,810,940	$1,937,056
Corporate assets	—	—	385,554
Total Assets	$126,116	$1,810,940	$2,322,610

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the three months ended March 31, 2022 and 2021:

For the Three Months Ended March 31,	2022		2021
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$4,583	(44.4)%	$(244)	9.1%
Other	—	—%	10	(0.4)%
Total Diversified Reinsurance	4,583	(44.4)%	(234)	8.7%
AmTrust Reinsurance
Small Commercial Business	(11,722)	113.5%	(2,478)	91.9%
Specialty Program	837	(8.1)%	(25)	0.9%
Specialty Risk and Extended Warranty	(4,021)	39.0%	41	(1.5)%
Total AmTrust Reinsurance	(14,906)	144.4%	(2,462)	91.3%
Total Net Premiums Written	$(10,323)	100.0%	$(2,696)	100.0%
The following tables set forth financial information relating to net premiums earned by major line of business and reportable segment for the three months ended March 31, 2022 and 2021:

For the Three Months Ended March 31,	2022		2021
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$5,955	530.7%	$6,230	53.0%
Other	—	—%	10	0.1%
Total Diversified Reinsurance	5,955	530.7%	6,240	53.1%
AmTrust Reinsurance
Small Commercial Business	(11,710)	(1,043.6)%	(2,351)	(20.0)%
Specialty Program	838	74.7%	(18)	(0.2)%
Specialty Risk and Extended Warranty	6,039	538.2%	7,893	67.1%
Total AmTrust Reinsurance	(4,833)	(430.7)%	5,524	46.9%
Total Net Premiums Earned	$1,122	100.0%	$11,764	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments
The Company holds: (i) available-for-sale ("AFS") portfolios of fixed maturity and equity securities, carried at fair value; (ii) other investments, of which certain investments are carried at fair value and investments in direct lending entities are carried at cost less impairment; (iii) equity method investments; and (iv) funds held - directly managed.
a)Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of fixed maturities at March 31, 2022 and December 31, 2021 are as follows:

March 31, 2022	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$66,109	$1	$(380)	$65,730
U.S. agency bonds – mortgage-backed	85,607	75	(2,293)	83,389
Collateralized mortgage-backed securities	7,199	—	(80)	7,119
Non-U.S. government bonds	3,160	—	(151)	3,009
Collateralized loan obligations	174,842	22	(9,104)	165,760
Corporate bonds	155,214	1,668	(10,659)	146,223
Total fixed maturity investments	$492,131	$1,766	$(22,667)	$471,230

December 31, 2021	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$59,989	$—	$(110)	$59,879
U.S. agency bonds – mortgage-backed	96,554	2,429	(193)	98,790
Collateralized mortgage-backed securities	14,972	565	—	15,537
Non-U.S. government bonds	3,163	113	—	3,276
Collateralized loan obligations	183,974	140	(5,093)	179,021
Corporate bonds	236,692	10,094	(6,144)	240,642
Total fixed maturity investments	$595,344	$13,341	$(11,540)	$597,145
The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2022	Amortized cost	Fair value
Due in one year or less	$73,590	$72,518
Due after one year through five years	129,427	122,915
Due after five years through ten years	21,466	19,529
	224,483	214,962
U.S. agency bonds – mortgage-backed	85,607	83,389
Collateralized mortgage-backed securities	7,199	7,119
Collateralized loan obligations	174,842	165,760
Total fixed maturity investments	$492,131	$471,230

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bonds	$58,613	$(347)	$2,117	$(33)	$60,730	$(380)
U.S. agency bonds – mortgage-backed	74,447	(1,906)	3,661	(387)	78,108	(2,293)
Collateralized mortgage-backed securities	7,119	(80)	—	—	7,119	(80)
Non-U.S. government bonds	3,009	(151)	—	—	3,009	(151)
Collateralized loan obligations	156,371	(9,058)	5,055	(46)	161,426	(9,104)
Corporate bonds	52,593	(2,610)	49,920	(8,049)	102,513	(10,659)
Total temporarily impaired fixed maturities	$352,152	$(14,152)	$60,753	$(8,515)	$412,905	$(22,667)
At March 31, 2022, there were 109 securities in an unrealized loss position with a fair value of $412,905 and unrealized losses of $22,667. Of these securities in an unrealized loss position, there were 13 securities in our portfolio that have been in an unrealized loss position for twelve months or greater with a fair value of $60,753 and unrealized losses of $8,515.

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bonds	$59,879	$(110)	$—	$—	$59,879	$(110)
U.S. agency bonds – mortgage-backed	4,415	(193)	—	—	4,415	(193)
Collateralized loan obligations	117,148	(5,057)	5,064	(36)	122,212	(5,093)
Corporate bonds	38,537	(2,775)	27,852	(3,369)	66,389	(6,144)
Total temporarily impaired fixed maturities	$219,979	$(8,135)	$32,916	$(3,405)	$252,895	$(11,540)
At December 31, 2021, there were 44 securities in an unrealized loss position with a fair value of $252,895 and unrealized losses of $11,540. Of these securities in an unrealized loss position, there were 8 securities in our portfolio that have been in an unrealized loss position for twelve months or greater with a fair value of $32,916 and unrealized losses of $3,405.
Other-than-temporarily impaired ("OTTI")
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At March 31, 2022, we determined that unrealized losses on fixed maturities were primarily due to changes in interest rates as well as the impact of foreign exchange rate changes on certain foreign currency denominated fixed maturities since their date of purchase. All fixed maturity securities continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed maturity securities that the Company does not intend to sell or is not more likely than not that the Company will be required to sell before its anticipated recovery of their amortized cost basis is recognized in net income, with the non-credit related impairment recognized in comprehensive income.
Based on the Company's analysis, our fixed maturity portfolio is of high credit quality and we believe the amortized cost basis of the securities will ultimately be recovered. The Company continually monitors the credit quality of the fixed maturity investments to assess if it is probable that it will receive contractual or estimated cash flows in the form of principal and interest. There was no impairment recorded for the three months ended March 31, 2022 and 2021, respectively.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

The following tables summarize the credit ratings of our fixed maturities as at March 31, 2022 and December 31, 2021:

March 31, 2022	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$66,109	$65,730	13.9%
U.S. agency bonds	85,607	83,389	17.7%
AAA	147,966	138,999	29.5%
AA+, AA, AA-	35,298	34,864	7.4%
A+, A, A-	49,221	46,267	9.8%
BBB+, BBB, BBB-	102,157	96,386	20.5%
BB+ or lower	5,773	5,595	1.2%
Total fixed maturities (1)	$492,131	$471,230	100.0%

December 31, 2021	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$59,989	$59,879	10.0%
U.S. agency bonds	96,554	98,790	16.6%
AAA	161,179	156,706	26.2%
AA+, AA, AA-	38,999	39,140	6.6%
A+, A, A-	99,748	99,962	16.7%
BBB+, BBB, BBB-	126,770	129,618	21.7%
BB+ or lower	12,105	13,050	2.2%
Total fixed maturities(1)	$595,344	$597,145	100.0%
(1)Ratings above are based on Standard & Poor’s ("S&P"), or equivalent, ratings.

b)Other Investments, Equity Securities and Equity Method Investments
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
Other investments
The table shows the composition of the Company's other investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Carrying value	% of Total	Carrying value	% of Total
Private equity funds	$27,608	25.5%	$23,324	23.9%
Private credit funds	21,781	20.1%	20,863	21.3%
Other privately held investments	12,597	11.7%	10,500	10.8%
Total other investments at fair value	61,986	57.3%	54,687	56.0%
Investments in direct lending entities (at cost)	46,175	42.7%	42,976	44.0%
Total other investments	$108,161	100.0%	$97,663	100.0%
The Company's investments in direct lending entities of $46,175 at March 31, 2022 (December 31, 2021 - $42,976) are carried at cost less impairment, if any, with any indication of impairment recognized in net income when determined. Please see "Note 5(d). Fair Value Measurements" for additional information regarding this investment.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Equity Securities
Equity securities include publicly traded common stocks and privately held common and preferred stocks. The Company's publicly traded equity investments in common stocks trade on major exchanges. The Company's privately held equity investments in common and preferred stocks are direct investments in companies that the Company believes offer attractive risk adjusted returns or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. There is no active market for these investments.
The following table provides the fair values of the equity securities held at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	Fair Value	Fair Value
Privately held equity securities	$48,224	$42,888
Publicly traded equity securities	708	1,174
Total equity securities	$48,932	$44,062
Equity Method Investments
The Company's equity method investments include hedge fund investments, real estate investments and other investments. The table below shows the carrying value of the Company's equity method investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Carrying Value	% of Total	Carrying Value	% of Total
Real estate investments	$52,210	56.0%	$44,050	52.6%
Hedge fund investments	32,861	35.2%	32,929	39.3%
Other investments	8,246	8.8%	6,763	8.1%
Total equity method investments	$93,317	100.0%	$83,742	100.0%
The equity method investments above include limited partnerships which are variable interests issued by variable interest entities ("VIEs"). The Company does not have the power to direct the activities that are most significant to the economic performance of these VIEs therefore the Company is not the primary beneficiary of these VIEs. The Company is deemed to have limited influence over the operating and financial policies of the investee and accordingly these investments are reported under the equity method of accounting. In applying the equity method of accounting, the investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the investee's net income or loss. Generally, the maximum exposure to loss on these interests is limited to the amount of commitment made by the Company as more fully described in "Note 11 - Commitments, Contingencies and Guarantees" in these condensed consolidated financial statements.
c)Net Investment Income
Net investment income was derived from the following sources for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Fixed maturities	$2,654	$6,691
Income on funds withheld	2,624	2,505
Interest income from loan to related party	879	860
Cash and cash equivalents and other investments	593	129
	6,750	10,185
Investment expenses	(183)	(344)
Net investment income	$6,567	$9,841
d) Net Realized and Unrealized Gains (Losses) on Investment
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized and unrealized gains (losses) on investment included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

For the Three Months Ended March 31, 2022	Gross gains	Gross losses	Net
Fixed maturities	$1,238	$(95)	$1,143
Equity securities	—	(492)	(492)
Other investments	1,913	(255)	1,658
Net realized and unrealized gains (losses) on investment	$3,151	$(842)	$2,309

For the Three Months Ended March 31, 2021	Gross gains	Gross losses	Net
Fixed maturities	$3,043	$(149)	$2,894
Equity securities	4,957	(25)	4,932
Other investments	275	—	275
Net realized and unrealized gains (losses) on investment	$8,275	$(174)	$8,101
Realized gains and losses from equity securities detailed in the table above include both sales of equity securities and unrealized gains and losses from fair value changes. The unrealized losses recognized in net income for the three months ended March 31, 2022 and 2021 for investments still held at March 31, 2022 and 2021, respectively, were as follows:

	For the Three Months Ended March 31,
	2022	2021
Net (losses) gains recognized for equity securities during the period	$(492)	$4,932
Less: Net losses (gains) recognized for equity securities divested during the period	—	(441)
Unrealized (losses) gains recognized for equity securities still held at reporting date	$(492)	$4,491
Proceeds from sales of fixed maturities were $101,604 and $153,816 for the three months ended March 31, 2022 and 2021, respectively.
Net unrealized gains on investments were as follows at March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022	December 31, 2021
Fixed maturities	$(20,901)	$1,801
Equity method investments	—	(4,414)
Total net unrealized losses	(20,901)	(2,613)
Deferred income tax	49	(80)
Net unrealized losses, net of deferred income tax	$(20,852)	$(2,693)
Change, net of deferred income tax	$(18,159)	$(52,050)
e)Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of restricted assets at March 31, 2022 and December 31, 2021 included:

	March 31, 2022	December 31, 2021
Restricted cash – third party agreements	$28,953	$19,177
Restricted cash – related party agreements	5,958	20,242
Total restricted cash	34,911	39,419
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2022 – $58,675; 2021 – $48,860)	58,581	48,845
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2022 – $394,115; 2021 – $493,128)	375,021	493,883
Total restricted investments	433,602	542,728
Total restricted cash and investments	$468,513	$582,147

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments
(a) Fair Values of Financial Instruments
Fair Value Measurements — Accounting Standards Codification Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. Additionally, ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs:
•Level 1 — Valuations based on unadjusted quoted market prices for identical assets or liabilities that we have the ability to access. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Examples of assets and liabilities utilizing Level 1 inputs include: U.S. Treasury bonds; and publicly traded equity securities;
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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments that are measured at fair value on a recurring basis held at March 31, 2022 and December 31, 2021.
U.S. government and U.S. agency bonds — Bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association, Federal National Mortgage Association and the Federal Farm Credit Banks Funding Corporation. The fair values of U.S. treasury bonds are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. treasury bonds is an actively traded market given the high level of daily trading volume. The fair values of U.S. agency bonds are determined using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. agency bonds are included in the Level 2 fair value hierarchy.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
Collateralized loan obligations ("CLO") - These asset backed securities are originated by a variety of financial institutions that on acquisition are rated BBB-/Baa3 or higher. These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CLO are observable market inputs, the fair values are included in the Level 2 fair value hierarchy.
Commercial mortgage-backed securities ("CMBS") - These asset backed securities are originated by a variety of financial institutions that on acquisition are rated BBB-/Baa3 or higher. These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CMBS are observable market inputs, the fair values are included in the Level 2 fair value hierarchy.
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
Equity securities - Equity securities include publicly traded common and preferred stocks, and privately held common and preferred stocks. The fair value of publicly traded common and preferred stocks is primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. These investments are carried at fair value using observable market pricing data and is included in the Level 1 fair value hierarchy. Any unrealized gains or losses on the investment is recorded in net income in the reporting period in which it occurs. The privately held common and preferred stocks are valued using significant inputs that are unobservable where there is little or no market activity. Unadjusted third party pricing sources or management's assumptions and internal valuation models may be used to determine the fair values, therefore, these investments are classified as Level 3 in the fair value hierarchy.
Other investments — Includes unquoted investments comprised of the following types of investments:
•Privately held investments: These are direct equity investments in common and preferred shares of privately held entities. The fair values are estimated using quarterly financial statements and/or recent private market transactions and thus are included under Level 3 of the fair value hierarchy due to unobservable market data used for valuation.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
At March 31, 2022 and December 31, 2021, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$65,730	$—	$—	$—	$65,730
U.S. agency bonds – mortgage-backed	—	83,389	—	—	83,389
Collateralized mortgage-backed bonds	—	7,119	—	—	7,119
Non-U.S. government bonds	—	3,009	—	—	3,009
Collateralized loan obligations	—	165,760	—	—	165,760
Corporate bonds	—	146,223	—	—	146,223
Equity securities	708	—	27,660	20,564	48,932
Other investments	—	—	2,000	59,986	61,986
Total	$66,438	$405,500	$29,660	$80,550	$582,148
As a percentage of total assets	3.0%	18.3%	1.3%	3.6%	26.2%

December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$59,879	$—	$—	$—	$59,879
U.S. agency bonds – mortgage-backed	—	98,790	—	—	98,790
Collateralized mortgage-backed bonds	—	15,537	—	—	15,537
Non-U.S. government bonds	—	3,276	—	—	3,276
Collateralized loan obligations	—	179,021	—	—	179,021
Corporate bonds	—	240,642	—	—	240,642
Equity securities	1,174	—	25,094	17,794	44,062
Other investments	—	—	2,000	52,687	54,687
Total	$59,879	$537,266	$27,094	$70,481	$695,894
As a percentage of total assets	2.6%	23.1%	1.2%	3.0%	29.9%
The Company utilizes the Pricing Service to assist in determining the fair value of its investments; however, management is ultimately responsible for all fair values presented in the Company’s consolidated financial statements. This includes responsibility for monitoring the fair value process, ensuring objective and reliable valuation practices, and pricing of assets and liabilities and use of pricing sources. The Company analyzes and reviews the information and prices received from the Pricing Service to ensure that the prices provided represent a reasonable estimate of fair value.
The Pricing Service was utilized to estimate fair value measurements for 98.8% and 99.0% of our fixed maturities at March 31, 2022 and December 31, 2021, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At March 31, 2022 and December 31, 2021, approximately 1.2% and 1.0%, respectively, of our fixed maturities were valued using the market approach. At March 31, 2022, one security or $5,595 (2021 - one security or $6,225) of our fixed maturity investment portfolio classified as Level 2 were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At March 31, 2022 and December 31, 2021, the Company has not adjusted any pricing provided to it based on the review performed by its investment managers.
During the three months ended March 31, 2021, the Company transferred its equity investment in an insurtech start-up company focused on technological advancement in the automobile insurance industry out of Level 3 within the fair value hierarchy and into Level 1 due to the recent completion of its initial public offering. There were no transfers to or from Level 3 during the three months ended March 31, 2022.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
(c) Level 3 Financial Instruments
At March 31, 2022, the Company holds Level 3 financial instruments of $29,660 (December 31, 2021 - $27,094) which includes privately held equity investments. The fair value of these investments are estimated using quarterly unaudited financial statements or recent private market transactions, where applicable. Due to significant unobservable inputs in these valuations, the Company classifies their fair values as Level 3 within the fair value hierarchy. The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at March 31, 2022:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Private equity investments	$27,860	Quarterly financial statements	Estimated maturity dates	1.0 years	to	3.0 years
Others including start-ups	1,800	Recent market transactions	Liquidity discount rates
Total Level 3 investments	$29,660
The following table shows the reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2022 and 2021. The Company includes any related interest and dividend income in net investment income and are excluded from the reconciliation in the table below:

	For the Three Months Ended March 31,
	2022	2021
Balance - beginning of period	$27,094	$26,094
Purchases	2,566	4,250
Transfers out of Level 3	—	(1,000)
Total Level 3 investments - end of period	$29,660	$29,344

(d) Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried, at fair value, except for certain financial instruments related to insurance contracts.
At March 31, 2022, the carrying values of cash and cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable, loan to related party, liability for securities purchased and certain other assets and liabilities approximate fair values due to their inherent short duration. As these financial instruments are not actively traded, the fair values of these financial instruments are classified as Level 2.
The investments made by direct lending entities are carried at cost less impairment, if any, which approximates fair value. The fair value estimates of these investments are not based on observable market data and, as a result, are classified as Level 3.
The fair values of the Senior Notes (as defined in "Note 7. Long-Term Debt") are based on indicative market pricing obtained from a third-party pricing service which uses observable market inputs, and therefore the fair values of these liabilities are classified as Level 2. The following table presents the respective carrying value and fair value for the Senior Notes as at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes - MHLA – 6.625%	$110,000	$80,071	$110,000	$94,820
Senior Notes - MHNC – 7.75%	152,500	128,039	152,500	140,300
Total Senior Notes	$262,500	$208,110	$262,500	$235,120

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
6. Shareholders' Equity
a)Common Shares
At March 31, 2022, the aggregate authorized share capital of the Company is 150,000,000 shares from which 93,311,414 common shares were issued, of which 87,058,833 common shares are outstanding, and 18,600,000 preference shares were issued, all of which are outstanding. The remaining 38,088,586 shares are undesignated at March 31, 2022. Excluding the preference shares held by Maiden Reinsurance, a total of 6,093,532 preference shares are held by non-affiliates.
b)Preference Shares
On March 3, 2021, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100,000 of the Company's preference shares from time to time at market prices in open market purchases or as may be privately negotiated. On May 6, 2021, the Company's Board of Directors approved the additional repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $50,000 of the Company's preference shares from time to time at market prices in open market purchases or as may be privately negotiated. The authorizations that were approved on March 3, 2021 and May 6, 2021 as described above are collectively referred to as the "2021 Preference Share Repurchase Program".
The following table shows the summary of the Company's preference shares repurchases made for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Number of shares purchased	Average price of shares purchased	Number of shares purchased	Average price of shares purchased

Series A	—	$—	2,561,636	$14.88
Series C	179,996	11.59	2,028,961	14.65
Series D	94,865	10.67	2,023,896	14.60
Total	274,861	11.27	6,614,493	14.72

Total price paid	$3,098		$97,393
Gain on purchase	$3,543		$62,450
The following table shows the summary of changes for the Company's preference shares outstanding (including the total of the Company's preference shares held by Maiden Reinsurance pursuant to the cash tender offer in December 2020 and the 2021 Preference Share Repurchase Program) at March 31, 2022:

	Series A	Series C	Series D	Total
Outstanding shares issued by Maiden Holdings	6,000,000	6,600,000	6,000,000	18,600,000
Less: Total shares held by Maiden Reinsurance - March 31, 2022	4,064,311	4,410,226	4,031,931	12,506,468
Total shares held by non-affiliates - March 31, 2022	1,935,689	2,189,774	1,968,069	6,093,532
Percentage held by Maiden Reinsurance - March 31, 2022	67.7%	66.8%	67.2%	67.2%
The Company's remaining authorization for preference share repurchases was $10,746 at March 31, 2022. For further discussion on the Company's preference shares, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
c)Treasury Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common shares from time to time at market prices. The Company has a remaining authorization of $74,245 for common share repurchases at March 31, 2022 (December 31, 2021 - $74,245). No repurchases were made during the three months ended March 31, 2022 and 2021 under the common share repurchase plan.
During the three months ended March 31, 2022, the Company repurchased a total of 403,716 common shares (2021 - 799,548) at an average price per share of $2.52 (2021 - $2.95) from employees, which represent withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
6. Shareholders' Equity (continued)
d)Accumulated Other Comprehensive Income
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended March 31, 2022	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(2,693)	$(9,522)	$(12,215)
Other comprehensive (loss) income before reclassifications	(12,921)	5,592	(7,329)
Amounts reclassified from AOCI to net income, net of tax	(5,238)	—	(5,238)
Net current period other comprehensive (loss) income	(18,159)	5,592	(12,567)
Ending balance, Maiden shareholders	$(20,852)	$(3,930)	$(24,782)

For the Three Months Ended March 31, 2021	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$49,357	$(25,500)	$23,857
Other comprehensive (loss) income before reclassifications	(20,506)	10,146	(10,360)
Amounts reclassified from AOCI to net income, net of tax	(4,246)	—	(4,246)
Net current period other comprehensive (loss) income	(24,752)	10,146	(14,606)
Ending balance, Maiden shareholders	$24,605	$(15,354)	$9,251

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At March 31, 2022 and December 31, 2021, Maiden Holdings had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") and its wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA") had outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes") (collectively "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following tables detail the issuances of Senior Notes outstanding at March 31, 2022 and December 31, 2021:

March 31, 2022	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,449	3,649	7,098
Carrying value	$106,551	$148,851	$255,402

December 31, 2021	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,463	3,690	7,153
Carrying value	$106,537	$148,810	$255,347

Other details:
Original debt issuance costs	$3,715	$5,054
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%
The interest expense incurred on the Senior Notes for the three months ended March 31, 2022 was $4,777 (2021 - $4,777), of which $1,342 was accrued at both March 31, 2022 and December 31, 2021, respectively. The issuance costs related to the Senior Notes were capitalized and are being amortized over the effective life of the Senior Notes. The amortization expense for the three months ended March 31, 2022 was $55 (2021 - $54).
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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the three months ended March 31, 2022 and 2021 was as follows:

For the Three Months Ended March 31,	2022	2021
Premiums written
Direct	$4,736	$5,003
Assumed	(14,906)	(7,393)
Ceded	(153)	(306)
Net	$(10,323)	$(2,696)
Premiums earned
Direct	$4,751	$5,854
Assumed	(3,469)	6,944
Ceded	(160)	(1,034)
Net	$1,122	$11,764
Loss and LAE
Gross loss and LAE	$(2,196)	$2,525
Loss and LAE ceded	(87)	(166)
Net	$(2,283)	$2,359
The Company's reinsurance recoverable on unpaid losses balance as at March 31, 2022 was $558,262 (December 31, 2021 - $562,845) presented in the Condensed Consolidated Balance Sheets. At March 31, 2022 and December 31, 2021, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $67,633 at March 31, 2022 (December 31, 2021 - $69,006).
On July 31, 2019, Maiden Reinsurance and Cavello entered into a Loss Portfolio Transfer and Adverse Development Cover Agreement ("LPT/ADC Agreement") pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2,178,535 retention up to $600,000, in exchange for a retrocession premium of $445,000. The $2,178,535 retention is subject to adjustment for paid losses subsequent to December 31, 2018. The LPT/ADC Agreement provides Maiden Reinsurance with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445,000 are recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. The amount of the deferral is recalculated each period based on loss payments and updated estimates. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. As of March 31, 2022, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $489,860 while the deferred gain liability under the LPT/ADC Agreement was $44,860 (December 31, 2021 - $490,860 and $45,860, respectively). Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.
Cavello provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement. Cavello is subject to additional collateral funding requirements as explained in "Note 10. Related Party Transactions". As of March 31, 2022, the amount of collateral required was $405,029. Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar, has credit ratings of BBB from both Standard & Poor's and Fitch Ratings at March 31, 2022.

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

	March 31, 2022	December 31, 2021
Reserve for reported loss and LAE	$804,771	$851,950
Reserve for losses incurred but not reported ("IBNR")	581,252	637,423
Reserve for loss and LAE	$1,386,023	$1,489,373
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Three Months Ended March 31,	2022	2021
Gross loss and LAE reserves, January 1	$1,489,373	$1,893,299
Less: reinsurance recoverable on unpaid losses, January 1	562,845	592,571
Net loss and LAE reserves, January 1	926,528	1,300,728
Net incurred losses related to:
Current year	5,002	7,913
Prior years	(7,285)	(5,554)
	(2,283)	2,359
Net paid losses related to:
Current year	(49)	(82)
Prior years	(101,669)	(92,563)
	(101,718)	(92,645)
Change in deferred gain on retroactive reinsurance	1,339	9,845
Assumed retroactive reinsurance business	14,350	—
Effect of foreign exchange rate movements	(10,455)	(16,488)
Net loss and LAE reserves, March 31	827,761	1,203,799
Reinsurance recoverable on unpaid losses, March 31	558,262	580,709
Gross loss and LAE reserves, March 31	$1,386,023	$1,784,508
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years. The favorable or unfavorable development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. During the three months ended March 31, 2022, the Company recognized net favorable prior year loss development of $7,285 (2021 - favorable $5,554).
In the Diversified Reinsurance segment, net favorable prior year loss development was $2,211 for the three months ended March 31, 2022 (2021 - adverse $14). Prior year loss development for the three months ended March 31, 2022 was due to favorable reserve development in German Auto Programs and other runoff business. Prior year loss development for the three months ended March 31, 2021 was largely due to adverse reserve development in European Capital Solutions and other runoff business.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
9. Reserve for Loss and Loss Adjustment Expenses (continued)
In the AmTrust Reinsurance segment, the net favorable prior year loss development was $5,074 for the three months ended March 31, 2022 (2021 - favorable $5,568). The net favorable prior year loss development for the three months ended March 31, 2022 was primarily due to favorable development from Workers Compensation policies and adjustments to AmTrust's inuring reinsurance for certain programs in Specialty Risk and Extended Warranty. The net favorable prior year loss development for the three months ended March 31, 2021 was primarily due to favorable development in Workers Compensation partly offset by adverse development in Hospital Liability.
The change in the deferred gain on retroactive reinsurance was $1,339 for the three months ended March 31, 2022 (2021 - $9,845). This change included a $1,000 decrease in the deferred gain liability and related reinsurance recoverable on unpaid losses under the LPT/ADC Agreement with Cavello recognized in the three months ended March 31, 2022 (2021 - $9,845) for favorable development on reserves covered under the LPT/ADC Agreement. The deferred gain on retroactive reinsurance under the LPT/ADC Agreement represents the cumulative adverse development for covered risks in the AmTrust Quota Share as of March 31, 2022 and December 31, 2021. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2024.

10. Related Party Transactions
The Founding Shareholders of the Company were Michael Karfunkel, George Karfunkel and Barry Zyskind. Based on each individual's most recent public filing, Leah Karfunkel (wife of the late Michael Karfunkel) owns or controls approximately 7.8% of the Company's outstanding common shares and Barry Zyskind (the Company's non-executive chairman) owns or controls approximately 7.3% of the Company's outstanding common shares. George Karfunkel owns or controls less than 5.0% of the Company's outstanding common shares. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the chief executive officer and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 55.2% of the ownership interests of Evergreen Parent LP, the ultimate parent of AmTrust.
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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Condensed Consolidated Income Statements for the three months ended March 31, 2022 and 2021, respectively:

	For the Three Months Ended March 31,
	2022	2021
Gross and net premiums written	$(14,906)	$(2,462)
Net premiums earned	(4,833)	5,524
Net loss and LAE	923	(944)
Commission and other acquisition expenses	1,243	(2,187)
Collateral provided to AmTrust
a) AmTrust Quota Share
To provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of AmTrust's insurance subsidiaries, established trust accounts ("Trust Accounts") for their benefit. Maiden Reinsurance has provided appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral which can include (a) assets loaned by Maiden Reinsurance to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Reinsurance for deposit into the Trust Accounts, or (c) a letter of credit obtained by Maiden Reinsurance and delivered to an AmTrust subsidiary on AII's behalf. Maiden Reinsurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Reinsurance's proportionate share of its obligations under the AmTrust Quota Share. Maiden Reinsurance satisfied its collateral requirements under the AmTrust Quota Share with AII as follows:
•by lending funds of $167,975 at March 31, 2022 and December 31, 2021 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. Interest income on the loan was $879 for the three months ended March 31, 2022 (2021 - $860) and the effective yield was 2.1% for the period (2021 - 2.0%).
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral at March 31, 2022 was $138,810 (December 31, 2021 - $246,874) and the accrued interest was $416 (December 31, 2021 - $1,171). Please refer to "Note 4. (e) Investments" for additional information;
•on January 11, 2019, a portion of the existing Trust Accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred $575,000 to AmTrust as a funds withheld receivable which currently has an annual interest rate of 1.8%, subject to annual adjustment. The annual interest rate was 1.80% for the duration of 2021. At March 31, 2022, the funds withheld balance was $575,000 (December 31, 2021 - $575,000) and the accrued interest was $2,552 (December 31, 2021 - $2,609). The interest income on the funds withheld receivable was $2,552 for the three months ended March 31, 2022 (2021 - $2,552).
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
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of the collateral held in reinsurance trust accounts at March 31, 2022 was $234,633 (December 31, 2021 - $244,488) and the accrued interest was $1,538 (December 31, 2021 - $1,273). For AIU DAC, the Company utilizes funds withheld to satisfy its collateral requirements. At March 31, 2022, the amount of funds withheld was $25,755 (December 31, 2021 - $26,460) and the accrued interest was $163 (December 31, 2021 - $141). AIU DAC pays Maiden Reinsurance a fixed annual interest rate of 0.5% on the average daily funds withheld balance which is subject to annual adjustment. The interest income on the funds withheld receivable was $26 for the three months ended March 31, 2022 (2021 - $37).
Brokerage Agreement
Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provided brokerage services relating to the AmTrust Quota Share and the European Hospital Liability Quota Share for a fee equal to 1.25% of the premium assumed. AIIB was not the Company's exclusive broker. The brokerage agreement was terminated as of March 15, 2019. Maiden Reinsurance recorded $(60) of reinsurance brokerage expense for the three months ended March 31, 2022 (2021 - $69) and deferred reinsurance brokerage of $1,021 at March 31, 2022 (December 31, 2021 - $1,147) as a result of this agreement.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $126 of investment management fees for the three months ended March 31, 2022 (2021 - $272) under this agreement.
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
683 Capital Partners, LP (“683 Partners”)
At March 31, 2022, 683 Partners and its affiliates own or control approximately 6.7% of the outstanding common shares of the Company. 683 Partners and its affiliates are not related parties as defined in ASC 850: Related Party Disclosures.
Limited Partnership Agreement with 683 Capital Management, LLC ("683 Capital")
In July 2020, the Company and 683 Capital entered into a limited partnership agreement (“683 LP Agreement”) whereby 683 Capital will separately manage certain funds of Maiden Reinsurance at its discretion, subject to guidelines established by the parties. Under the 683 LP Agreement, Maiden Reinsurance will pay 683 Capital a management fee and subject to certain metrics agreed to by the parties, an incentive fee upon attainment of those metrics. Maiden Reinsurance may periodically and in its discretion increase the amount invested under the 683 LP Agreement, and subject to certain conditions, reduce the amount invested under the 683 LP Agreement. Hedge fund investments of $32,861 were managed by 683 Capital under this agreement at March 31, 2022 (December 31, 2021 - $32,929).

11. Commitments, Contingencies and Guarantees
There are no material changes from the commitments, contingencies and concentrations previously disclosed in the Company’s Form 10-K for the year ended December 31, 2021.
a)Concentrations of Credit Risk
At March 31, 2022 and December 31, 2021, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance recoverable on unpaid losses and funds withheld receivable. Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. Letters of credit are provided by its reinsurers for material amounts recoverable as discussed in "Note 8. Reinsurance".
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at March 31, 2022. To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at March 31, 2022 will be fully collectible.
b)Investment Commitments and Related Financial Guarantees
The Company had unfunded commitments on other investments of $67,278 at March 31, 2022 (December 31, 2021 - $68,262). The Company had unfunded commitments on equity method investments of $17,790 at March 31, 2022 (December 31, 2021 - $25,950). The Company's unfunded commitments on privately held equity securities at March 31, 2022 was $22,052 (December 31, 2021 - $27,415).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
The Company's unfunded commitments on other investments held at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
	Fair Value	% of Total	Fair Value	% of Total
Private credit funds	$3,771	5.6%	$4,897	7.2%
Investments in direct lending entities	9,912	14.7%	13,216	19.4%
Other privately held investments	1,900	2.8%	4,000	5.8%
Private equity funds	51,695	76.9%	46,149	67.6%
Total unfunded commitments on other investments	$67,278	100.0%	$68,262	100.0%
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
As discussed above, at March 31, 2022, guarantees of $36,231 (December 31, 2021 - $33,305) were provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.
c)Operating Lease Commitments
The Company leases office spaces, housing, office equipment and company vehicles under various operating leases expiring in various years through 2024. The Company's leases are currently classified as operating leases and none of them have non-lease components. For operating leases that have a lease term of more than twelve months, and whose lease payments are above a certain threshold, the Company recognizes a lease liability and a right-of-use asset in the Condensed Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 10%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. This amount of $427 is recorded as a lease liability within accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets at March 31, 2022. The Company's weighted-average remaining lease term is approximately 2.5 years at March 31, 2022.
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

12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net (loss) income	$(1,949)	$9,286
Gain from repurchase of preference shares - Series A, C and D	3,543	62,450
Amount allocated to participating common shareholders(1)	(10)	(1,133)
Net income allocated to Maiden common shareholders	$1,584	$70,603
Denominator:
Weighted average number of common shares – basic	86,547,173	85,132,939
Potentially dilutive securities:
Share options and restricted share units(2)	3,642	3,949
Adjusted weighted average number of common shares – diluted(2)	86,550,815	85,136,888
Basic and diluted earnings per share attributable to common shareholders	$0.02	$0.83
(1)This represents the share in net income using the two-class method for holders of non-vested restricted shares issued to the Company's employees under the 2019 Omnibus Incentive Plan.
(2)Please refer to "Note 6. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for the terms and conditions of securities that could potentially be dilutive in the future. For the three months ended March 31, 2022, there were 3,642 potentially dilutive securities (2021 - 3,949).

13. Income Taxes
The income tax expense amounts on net income for the three months ended March 31, 2022 and 2021 were $1,255 and $49, respectively. The effective tax rate on income differs from the statutory rate of zero percent under Bermuda law due to tax on foreign operations, primarily the U.S. and Sweden. A valuation allowance has been established against the net U.S. deferred tax assets which are primarily attributable to net operating losses and discounting of loss reserves for tax purposes. At this time, the Company believes it is necessary to establish a valuation allowance against the U.S. net deferred tax assets due to insufficient positive evidence regarding the utilization of these tax benefits in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Form 10-Q" or this "Report"). References in this Form 10-Q to the terms "we", "us", "our", "the Company", "Maiden" or other similar terms mean the consolidated operations of Maiden Holdings, Ltd. and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term "Maiden Holdings" means Maiden Holdings, Ltd. only. Certain reclassifications have been made for 2021 to conform to the 2022 presentation and have no impact on consolidated net income and total equity previously reported.
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
Factors that could cause our actual results and financial condition to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the U.S. Securities and Exchange Commission ("SEC") on March 14, 2022, however, these factors should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

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
We are not currently underwriting reinsurance business on new prospective risks but are actively underwriting risks on a retroactive basis through GLS. We also have various historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off, including the liabilities associated with AmTrust Financial Services, Inc. ("AmTrust") which we terminated in 2019 as discussed in "Note 10. Related Party Agreements" of the Notes to Condensed Consolidated Financial Statements in Part I Item 1. "Financial Information". In addition, we have a Loss Portfolio Transfer and Adverse Development Cover Agreement ("LPT/ADC Agreement") with Cavello Bay Reinsurance Limited ("Cavello") and a commutation agreement that further reduces our exposure to and limits the potential volatility related to these AmTrust liabilities in run-off, as discussed in "Note 8. Reinsurance" of the Notes to Condensed Consolidated Financial Statements in Part I Item 1. "Financial Information".
Our business currently consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. This segment also includes transactions entered into by GLS which was formed in November 2020. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”) and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), both of which are in run-off effective January 1, 2019.
Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for further information on recent developments within the Company.
We believe Maiden Holdings North America, Ltd.'s ("Maiden NA") investments, including its ownership of Maiden Reinsurance and its active asset management strategy, will create opportunities to utilize net operating loss carry-forwards ("NOL") of $235.7 million as of March 31, 2022. These NOL carryforwards, in combination with additional net deferred tax assets ("DTA") primarily related to our insurance liabilities result in a net U.S. DTA (before valuation allowance) of $94.3 million or $1.08 per common share at March 31, 2022.
These net DTA are not presently recognized on the Company's consolidated balance sheet as a full valuation allowance is carried against them. At this time, while positive evidence in support of reducing the valuation allowance is accumulating, the Company believes it is necessary to maintain its full valuation allowance against the net U.S. DTA due to insufficient accumulation of evidence at this time regarding the utilization of these losses. As our profitability continues to improve, we will continuously evaluate the amount of the valuation allowance held against the net U.S. DTA.
For further details, please see "Note 13. Income Taxes" included under Item 8 "Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2021. Taken together, we believe these measures should generate additional income for Maiden NA in a tax-efficient manner, while sharing in the improvement in profitability anticipated in Maiden Reinsurance as a result of the measures enacted as described above.
Business Strategy
We continued to deploy our revised operating strategy during 2022 which leverages the significant assets and capital we retain. In addition to restoring operating profitability, our strategic focus centers on creating the greatest risk-adjusted shareholder returns in order to increase book value for our common shareholders, both near and long-term. This strategy has three principal areas of focus:
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
In recent years, we have invested approximately $250.4 million into alternative investments which include equity securities, other investments and equity method investments in a wide variety of asset classes and we believe these activities will exceed that benchmark cost of capital with adjustments as necessary if those returns do not emerge.
In November 2020, we formed Genesis Legacy Solutions (“GLS”) which specializes in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core, working with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives. We acquire legacy liabilities and (re)insurance reserves from companies and provide retroactive reinsurance coverage for portfolios of (re)insurance business, primarily via loss portfolio transfer contracts (“LPT”). Additionally, we provide reinsurance contracts to other (re)insurers to mitigate some of their risk of future adverse development (adverse development cover, or “ADC”) on insurance risks relating to prior accident years.
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
Effective October 1, 2021, GLS completed its first loss portfolio transfer transaction which includes an ADC cover. GLS and its subsidiaries have completed additional transactions in the first quarter of 2022 and as of March 31, 2022, GLS and its subsidiaries have insurance related liabilities totaling $37.1 million which included total reserves of $29.2 million and deferred gains on retroactive reinsurance of $7.9 million. GLS continues to write additional retroactive reinsurance transactions consistent with its business plan. In addition to producing returns that exceed the target cost of capital, we expect the business produced through GLS should further enhance our ability to pursue the asset and capital management pillars of our business strategy.
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
On March 3, 2021, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100.0 million of the Company's preference shares from time to time at market prices in open market purchases or as may be privately negotiated. On May 6, 2021, the Company's Board of Directors approved the additional repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $50.0 million of the Company's preference shares from time to time at market prices in open market purchases or as may be privately negotiated. The authorizations approved on March 3, 2021 and May 6, 2021 as described above are collectively referred to as "2021 Preference Share Repurchase Program". The Company has a remaining authorization of $10.7 million for preference share repurchases at March 31, 2022.
Please refer to "Notes to Condensed Consolidated Financial Statements - Note 6. Shareholders' Equity" under Item 8 "Financial Statements and Supplementary Data" in Part I Item 1. "Financial Information" for recent repurchases and further detail on our preference shares.
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

Three Months Ended March 31, 2022 and 2021 Financial Highlights

For the Three Months Ended March 31,	2022	2021	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net (loss) income	$(1,949)	$9,286	$(11,235)
Gain from repurchase of preference shares	3,543	62,450	(58,907)
Net income attributable to Maiden common shareholders	1,594	71,736	(70,142)
Basic and diluted earnings per common share:
Net income attributable to common shareholders(2)	0.02	0.83	(0.81)
Gain from repurchase of preference securities per common share	0.04	0.73	(0.69)
Gross premiums written	(10,170)	(2,390)	(7,780)
Net premiums earned	1,122	11,764	(10,642)
Underwriting (loss) income(3)	(1,655)	1,555	(3,210)
Net investment income	6,567	9,841	(3,274)
Non-GAAP measures:
Non-GAAP operating (loss) earnings(1)	(6,935)	47,301	(54,236)
Non-GAAP basic and diluted operating (loss) earnings per common share(1)	(0.08)	0.55	(0.63)
Annualized non-GAAP operating return on average common shareholders' equity(1)	(10.5)%	81.4%	(91.9)

	March 31, 2022	December 31, 2021	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(4)	$793,526	$888,699	$(95,173)
Total assets	2,215,972	2,322,610	(106,638)
Reserve for loss and LAE	1,386,023	1,489,373	(103,350)
Senior notes - principal amount	262,500	262,500	—
Common shareholders' equity	215,327	225,047	(9,720)
Shareholders' equity	367,665	384,257	(16,592)
Total capital resources(5)	630,165	646,757	(16,592)
Ratio of debt to total capital resources(10)	41.7%	40.6%	1.1
Book Value calculations:
Book value per common share(6)	$2.47	$2.60	$(0.13)
Accumulated dividends per common share(12)	4.27	4.27	—
Book value per common share plus accumulated dividends	$6.74	$6.87	$(0.13)
Change in book value per common share plus accumulated dividends	(1.9)%
Diluted book value per common share(7)	$2.46	$2.59	$(0.13)

Non-GAAP measures:
Adjusted book value per common share(8)	$2.99	$3.18	$(0.19)
Adjusted shareholders' equity(9)	412,525	434,200	(21,675)
Adjusted total capital resources(9)	675,025	696,700	(21,675)
Ratio of debt to adjusted total capital resources(11)	38.9%	37.7%	1.2
(1)Non-GAAP operating earnings (loss), non-GAAP operating earnings (loss) per common share, and annualized non-GAAP operating return on average common shareholders' equity are non-GAAP financial measures. See "Key Financial Measures" for additional information.
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

(4)Total investments and cash and cash equivalents includes both restricted and unrestricted.
(5)Total capital resources is the sum of the Company's principal amount of debt and shareholders' equity. See "Key Financial Measures" for additional information.
(6)Book value per common share is calculated using common shareholders’ equity (shareholders' equity excluding the aggregate liquidation value of our preference shares) divided by the number of common shares outstanding. See "Key Financial Measures" for additional information.
(7)Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted shares (assuming exercise of all dilutive share based awards). See "Key Financial Measures" for additional information.
(8)Adjusted book value per common share is a non-GAAP measure that is calculated using common shareholders' equity, adjusted by adding the following items to shareholders' equity: 1) the unamortized deferred gain on retroactive reinsurance arising from the LPT/ADC Agreement; and 2) an adjustment which reflects the equity method accounting related to the fair value of certain hedged liabilities within an equity method investment in a limited partnership investment held by the Company wherein the ultimate realizable value of the asset supporting the hedged liabilities cannot currently be recognized at fair value, divided by the number of common shares outstanding. See "Key Financial Measures" for additional information.
(9)Adjusted shareholders' equity and adjusted total capital resources are calculated by adding the following items to shareholders' equity: 1) the unamortized deferred gain on retroactive reinsurance arising from the LPT/ADC Agreement; and 2) an adjustment which reflects the equity accounting related to the fair value of certain hedged liabilities within an equity method investment held by the Company wherein the ultimate realizable value of the asset supporting the hedged liabilities cannot currently be recognized at fair value. The deferred gain arises from the LPT/ADC Agreement with Cavello relating to losses from the AmTrust Quota Share agreement. Under U.S. GAAP, the deferred gain shall be amortized over the estimated remaining settlement period. See "Key Financial Measures" for additional information.
(10)Ratio of debt to total capital resources is calculated using the total principal amount of debt divided by the sum of total capital resources.
(11)Ratio of debt to adjusted total capital resources is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources.
(12)Accumulated dividends per common share includes the cumulative sum of dividends declared and paid in the past on the Company's issued common shares since inception.

Key Financial Measures
In addition to our key financial measures presented in accordance with GAAP in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income and Comprehensive Income, management uses certain non-GAAP financial measures to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The non-GAAP measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. The calculation of these key financial measures including the reconciliation of non-GAAP measures to the nearest GAAP measure and relevant discussions are found within Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations". These non-GAAP financial measures are:
Non-GAAP operating (loss) earnings and non-GAAP diluted operating (loss) earnings per common share: Management believes that the use of non-GAAP operating (loss) earnings and non-GAAP diluted operating (loss) earnings per common share enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how management analyzes performance. Management also believes that these measures generally follow industry practice therefore allowing the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. Non-GAAP operating (loss) earnings should not be viewed as a substitute for U.S. GAAP net income.
Non-GAAP operating (loss) earnings is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) foreign exchange and other gains or losses; (3) the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under the LPT/ADC Agreement; and (4) interest in income of equity method investments. We have excluded net realized gains on investment, interest in income of equity method investments and foreign exchange and other gains as we believe these are influenced by market opportunities and other factors. We do not believe that ceded risks under the LPT/ADC Agreement are representative of our ongoing and future business which are different to retroactive reinsurance risks written by GLS that are representative of our ongoing and future business. We believe all of these amounts are substantially independent of our business and any potential future underwriting process, and therefore including them would distort the analysis of underlying trends in our operations.
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
The Company no longer presents certain non-GAAP measures such as combined ratio and its related components in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022, as it believes that as the run-off of our reinsurance portfolios progresses, such ratios are increasingly not meaningful and of less value to readers as they evaluate the financial results of the Company, particularly compared to historical data.
While an important metric of success, underwriting income (loss) does not reflect all components of profitability, as it does not recognize the impact of investment income earned on premiums between the time premiums are received and the time loss payments are ultimately paid to clients. Because we do not manage our cash and investments by segment, investment income and interest expense are not allocated to the reportable segments. Certain general and administrative expenses are generally allocated to segments based on actual costs incurred.
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
Non-GAAP underwriting income (loss): Management has further adjusted underwriting income (loss), as defined above, by excluding the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements such as the LPT/ADC Agreement. These losses are estimated to be fully recoverable from Cavello and management believes adjusting for this development shows the ultimate economic benefit of the LPT/ADC Agreement on our underwriting results. We believe reflecting the economic benefit of this retroactive reinsurance agreement is helpful for understanding future trends in our operations.
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
The unamortized deferred gain on ceded retroactive reinsurance under the LPT/ADC Agreement includes the aggregate impact of: 1) cumulative increases to losses incurred prior to December 31, 2018 for which we have ceded the risk under the LPT/ADC Agreement; and 2) changes in estimated ultimate losses for certain workers' compensation reserves previously commuted by the Company to AmTrust which are subject to specific terms and conditions pursuant to the LPT/ADC Agreement. As a result, by virtue of this adjustment, management has also adjusted Total Capital Resources and computed the Ratio of Debt to Adjusted Capital Resources and Adjusted Book Value per Common Share. The deferred gain liability on retroactive reinsurance under the LPT/ADC Agreement represents loss reserves estimated to be fully recoverable from Cavello and management believes adjusting for this shows the ultimate economic benefit of the LPT/ADC Agreement. We believe reflecting the economic benefit of this non-recurring retroactive reinsurance agreement is helpful to understand future trends in our operations, which will improve the Company's shareholders' equity over the settlement or contract periods, respectively.
Alternative investments is the total of the Company's holdings of equity securities, other investments and equity method investments as reported on the Company's Condensed Consolidated Balance Sheets.
Certain Operating Measures
Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022, for a general discussion on "Certain Operating Measures" utilized by the Company.
Critical Accounting Policies and Estimates
The Company's critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022. The critical accounting policies and estimates should be read in conjunction with "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" included in this Form 10-Q and "Notes to Consolidated Financial Statements Note 2. Significant Accounting Policies" included within the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022. There have been no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Gross premiums written	$(10,170)	$(2,390)
Net premiums written	$(10,323)	$(2,696)
Net premiums earned	$1,122	$11,764
Other insurance revenue	51	269
Net loss and LAE	2,283	(2,359)
Commission and other acquisition expenses	(2,528)	(5,942)
General and administrative expenses(1)	(2,583)	(2,177)
Underwriting (loss) income (2)	(1,655)	1,555
Other general and administrative expenses(1)	(8,303)	(11,820)
Net investment income	6,567	9,841
Net realized and unrealized gains on investment	2,309	8,101
Foreign exchange and other gains	3,949	3,542
Interest and amortization expenses	(4,832)	(4,831)
Income tax expense	(1,255)	(49)
Interest in income of equity method investments	1,271	2,947
Net (loss) income	(1,949)	9,286
Gain from repurchase of preference shares	3,543	62,450
Net income available to Maiden common shareholders	$1,594	$71,736
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
(3)The Company no longer presents certain non-GAAP measures such as combined ratio and its related components in its results of operation, as it believes that as the run-off of its reinsurance portfolios progresses, such ratios are increasingly not meaningful and of less value to readers as they evaluate our financial results.

Net Income
Net income available to Maiden common shareholders for the three months ended March 31, 2022 was $1.6 million compared to $71.7 million for the same period in 2021. The net decrease in results for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to the gain from repurchase of our preference shares which was $3.5 million for the three months ended March 31, 2022 compared to $62.5 million for the same period in 2021.
Excluding the gain on the repurchase of our preference shares, net loss for the three months ended March 31, 2022 was $1.9 million compared to net income of $9.3 million for the same period in 2021. The decrease in results as adjusted during the first quarter of 2022 compared to the first quarter of 2021 was primarily due to:
•underwriting loss of $1.7 million for the three months ended March 31, 2022 compared to underwriting income of $1.6 million in the same period in 2021 largely due to:
◦significantly higher than expected negative premium adjustments in the AmTrust Reinsurance segment related to adjustments for estimated surcharges on Workers' Compensation policies and inuring AmTrust reinsurance for certain programs in Specialty Risk and Extended Warranty cessions (collectively the "AmTrust Cession Adjustments" which are discussed in greater detail in the AmTrust Reinsurance segment), net of commission and loss adjustments, which contributed an underwriting loss of $5.1 million to our reported results for the three months ended March 31, 2022;
◦excluding the AmTrust Cession Adjustments, the Company had underwriting income of $3.4 million for the three months ended March 31, 2022 compared to underwriting income of $1.6 million for the same period in 2021 which consisted of the following:
◦favorable prior year loss development of $2.2 million in the first quarter of 2022 (adjusted for the AmTrust Cession Adjustments) compared to favorable prior year loss development of $5.6 million during the same period in 2021; and
◦on a current accident year basis, underwriting income of $1.2 million for the three months ended March 31, 2022 compared to an underwriting loss of $4.0 million for the same period in 2021.

•total income from investment activities were $10.1 million for the three months ended March 31, 2022 compared to $20.9 million for the same period in 2021 which was comprised of:
◦net investment income decreased to $6.6 million for the three months ended March 31, 2022 compared to $9.8 million for the same period in 2021 primarily due to the decline in average fixed income assets of 29.6%;
◦realized and unrealized gains on investment were $2.3 million for the three months ended March 31, 2022 compared to net realized gains of $8.1 million for the same period in 2021;
◦interest in income of equity method investments was $1.3 million for the three months ended March 31, 2022 compared to $2.9 million for the same period in 2021.
•corporate general and administrative expenses decreased to $8.3 million for the three months ended March 31, 2022 compared to $11.8 million for the same period in 2021 due to lower equity-based incentive compensation costs for employees; and
•foreign exchange and other gains increased to $3.9 million for the three months ended March 31, 2022, compared to $3.5 million for the same period in 2021.
Net Premiums Written
The table below compares net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three months ended March 31, 2022 and 2021:

For the Three Months Ended March 31,	2022	2021	Change in
($ in thousands)	Total	Total	$
Diversified Reinsurance	$4,583	$(234)	$4,817
AmTrust Reinsurance	(14,906)	(2,462)	(12,444)
Total	$(10,323)	$(2,696)	$(7,627)
Net premiums written for the three months ended March 31, 2022 decreased to $(10.3) million compared to net premiums written of $(2.7) million for the same period in 2021 due to:
•Premiums written in the Diversified Reinsurance segment increased by $4.8 million for the three months ended March 31, 2022 compared to the same period in 2021 largely due to the prior year return of unearned premiums after the non-renewal of the German Auto Programs reinsurance contract in our IIS business on January 1, 2021.
•The negative written premiums are primarily related to the AmTrust Cession Adjustments in the AmTrust Reinsurance segment for the three months ended March 31, 2022.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned decreased by $10.6 million or 90.5% for the three months ended March 31, 2022 compared to the same period in 2021. The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the three months ended March 31, 2022 and 2021:

For the Three Months Ended March 31,	2022	2021	Change in
($ in thousands)	Total	Total	$
Diversified Reinsurance	$5,955	$6,240	$(285)
AmTrust Quota Share Reinsurance	(4,833)	5,524	(10,357)
Total	$1,122	$11,764	$(10,642)
Net premiums earned in the AmTrust Reinsurance segment for the three months ended March 31, 2022 decreased by $10.4 million compared to the same period in 2021 primarily due to the AmTrust Cession Adjustments. Please refer to the analysis of our AmTrust Reinsurance segment for further discussion.
Net premiums earned in the Diversified Reinsurance segment for the three months ended March 31, 2022 decreased by $0.3 million or 4.6% compared to the same period in 2021 largely due to the German Auto programs quota share reinsurance contract which went into run-off on January 1, 2021 in our IIS business. Please refer to the analysis of our Diversified Reinsurance segment for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to the analysis below of our Diversified Reinsurance segment for further discussion.

Net Investment Income
Total net investment income decreased by $3.3 million or 33.3% for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to the decline in average aggregate fixed income assets of 29.6%. The decline in fixed income assets is driven by the cessation of active reinsurance underwriting on prospective risks which has materially reduced our revenues, resulting in significant negative operating cash flows as we run-off our existing reinsurance liabilities.
Net investment income decreased partly due to the decline in annualized average book yields to 1.7% for the three months ended March 31, 2022 compared to 2.0% for the three months ended March 31, 2021, which was the result of both lower interest rates and shorter duration of assets in our fixed income portfolios. The following table details our average aggregate fixed income assets (at cost) and annualized investment book yield for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Average aggregate fixed income assets, at cost (1)	$1,416,353	$2,011,055
Annualized investment book yield	1.7%	2.0%
(1)Fixed income assets include available-for-sale ("AFS") securities, cash and restricted cash, funds held receivable, and loan to related party. These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
Net Realized and Unrealized Gains on Investment
Net realized and unrealized gains on investment of $2.3 million were recognized for the three months ended March 31, 2022, compared to net realized and unrealized gains of $8.1 million for the same period in 2021.
Net realized and unrealized gains for the three months ended March 31, 2021 included the recognition of $4.5 million in unrealized gains related to an investment in an insurtech start-up company that was acquired by a special purpose acquisition company. In addition, realized gains for the three months ended March 31, 2022 and 2021 primarily reflect sales of corporate bonds for the settlement of claim payments to AmTrust.
Interest in Income of Equity Method Investments
The Company had interest in income of equity method investments of $1.3 million for the three months ended March 31, 2022 compared to interest in income of equity method investments of $2.9 million for the three months ended March 31, 2021. Equity method investments consist of hedge fund investments of $32.9 million, real estate investments of $52.2 million and other investments of $8.2 million as of March 31, 2022. The following table details our interest in the income from equity method investments for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Hedge fund investments	$(68)	$1,690
Other investments	1,339	1,257
Interest in income from equity method investments	$1,271	$2,947
Net Loss and LAE
Net loss and LAE decreased by $4.6 million during the three months ended March 31, 2022 compared to the same period in 2021 due to favorable prior year loss development experienced in both of our reportable segments. The cessation of active reinsurance underwriting on prospective risks included the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019.
Net loss and LAE for the first quarter of 2022 was impacted by net favorable prior year reserve development of $7.3 million compared to net favorable prior year reserve development of $5.6 million for the same period in 2021. The favorable loss development for the first quarter of 2022 and 2021 is discussed in greater detail in the individual segment discussion and analysis and is primarily associated with run-off of unearned premium for terminated reinsurance contracts in the AmTrust Reinsurance and Diversified Reinsurance segments.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $3.4 million or 57.5% for the three months ended March 31, 2022 compared to the same period in 2021 largely due to negative earned premiums in the AmTrust Reinsurance segment which reduced commission costs due to the AmTrust Cession Adjustments. Please see further discussion in the individual segment analysis below.
General and Administrative Expenses
General and administrative expenses include both segment and corporate expenses segregated for analytical purposes as a component of underwriting income. Total general and administrative expenses decreased by $3.1 million or 22.2% for the three months ended March 31, 2022 compared to the same period in 2021 largely due to lower equity-based incentive compensation paid to employees. Excluding discretionary cash and equity-based incentive compensation expenses which are typically recorded in the first quarter of the calendar year, operating expenses were $6.5 million in the three months ended March 31, 2022 or 18.8% lower compared to $8.0 million for the same period in 2021.

General and administrative expenses for the three months ended March 31, 2022 and 2021 were comprised of:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
General and administrative expenses – segments	$2,583	$2,177
General and administrative expenses – corporate	8,303	11,820
Total general and administrative expenses	$10,886	$13,997
The Company incurred operating expenses of $0.4 million during the three months ended March 31, 2022 that are not considered part of our ongoing business operations, which are salary and related costs associated with headcount reductions.
Interest and Amortization Expenses
The interest and amortization expenses related to the outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 ("Senior Notes") were $4.8 million for the three months ended March 31, 2022 and 2021. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the three months ended March 31, 2022 and 2021, respectively.
Foreign Exchange and Other Gains
Net foreign exchange and other gains amounted to $3.9 million during the three months ended March 31, 2022 compared to net foreign exchange and other gains of $3.5 million for the same respective period in 2021.
Net foreign exchange gains of $3.9 million for the three months ended March 31, 2022 were attributable to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro. Net foreign exchange gains of $3.4 million during the three months ended March 31, 2021 were primarily due to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in euro.
At March 31, 2022, net foreign exchange gains were primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at March 31, 2022 included net loss reserves of $382.6 million. There was no new business written in non-USD currencies during the three months ended March 31, 2022. Our foreign currency asset exposures at March 31, 2022 included $252.5 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy as well as equity method real estate investments denominated in Canadian dollars. We also held $59.9 million of non-USD denominated funds withheld receivable at March 31, 2022.
Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results for our Diversified Reinsurance segment for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Gross premiums written	$4,736	$72
Net premiums written	$4,583	$(234)
Net premiums earned	$5,955	$6,240
Other insurance revenue	51	269
Net loss and LAE	1,360	(1,415)
Commission and other acquisition expenses	(3,771)	(3,755)
General and administrative expenses	(2,098)	(1,574)
Underwriting income (loss)	$1,497	$(235)
Premiums — Gross premiums written increased by $4.7 million for the three months ended March 31, 2022 compared to the same period in 2021. This was primarily due to the prior year return of unearned premiums written in a German Auto quota share reinsurance contract in our IIS business which went into run-off on January 1, 2021. Direct premiums written by Maiden LF and Maiden GF decreased by $0.3 million or 5.3% during the three months ended March 31, 2022 compared to the same period in 2021.
Net premiums written increased by $4.8 million during the three months ended March 31, 2022 compared to the same period in 2021 due to the prior year return of unearned premiums written in our German Auto quota share reinsurance contract which went into run-off on January 1, 2021.

The table below shows net premiums written by line of business for the three months ended March 31, 2022 and 2021:

For the Three Months Ended March 31,	2022	2021	Change in
($ in thousands)	Total	Total	$
Net Premiums Written
International	$4,583	$(244)	$4,827
Other	—	10	(10)
Total Diversified Reinsurance	$4,583	$(234)	$4,817
Net premiums earned decreased by $0.3 million or 4.6% during the three months ended March 31, 2022 compared to the same period in 2021. The table below shows net premiums earned by line of business for the three months ended March 31, 2022 and 2021:

For the Three Months Ended March 31,	2022	2021	Change in
($ in thousands)	Total	Total	$	%
Net Premiums Earned
International	$5,955	$6,230	$(275)	(4.4)%
Other	—	10	(10)	(100.0)%
Total Diversified Reinsurance	$5,955	$6,240	$(285)	(4.6)%
Other Insurance Revenue — Other insurance revenue decreased by $0.2 million or 81.0% for the three months ended March 31, 2022 compared to the same period in 2021. Other insurance revenue includes $41.0 thousand of fee income earned from our GLS business for the three months ended March 31, 2022 as well as fee income derived from our IIS business that is not directly associated with premium revenue assumed by the Company for the three months ended March 31, 2022 and 2021 as specified in the table below. The decline of $0.3 million in International was primarily due to the loss of fee income from an auto customer program that went into run-off on July 31, 2021.
The table below shows other insurance revenue by source for the three months ended March 31, 2022 and 2021:

For the Three Months Ended March 31,	2022	2021	Change
	($ in thousands)			%
International	$10	$269	$(259)	(96.3)%
Other income	41	—	41	NM
Total Diversified Reinsurance	$51	$269	$(218)	(81.0)%
NM - not meaningful
Net Loss and LAE — Net loss and LAE decreased by $2.8 million or 196.1% for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to the run-off of reinsurance liabilities associated with our German Auto programs.
The net loss and LAE was impacted by favorable prior year loss reserve development which was $2.2 million for the three months ended March 31, 2022 compared to adverse development of $14.0 thousand for the same period in 2021. The favorable loss development for the three months ended March 31, 2022 was experienced in IIS and other run-off business while the adverse loss development in 2021 was experienced in European Capital Solutions and other run-off business.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses increased by $16.0 thousand or 0.4% for the three months ended March 31, 2022 compared to the same period in 2021.
General and Administrative Expenses — General and administrative expenses increased by $0.5 million or 33.3% for the three months ended March 31, 2022 compared to the same period in 2021.

AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $3.2 million during the three months ended March 31, 2022 compared to underwriting income of $1.8 million for the same period in 2021. The AmTrust Cession Adjustments contributed an underwriting loss of $5.1 million to the reported results during the three months ended March 31, 2022; excluding these adjustments the AmTrust Reinsurance segment had underwriting income of $1.9 million on the run-off of unearned premium for terminated AmTrust reinsurance contracts. The underwriting results for the AmTrust Reinsurance segment for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Gross premiums written	$(14,906)	$(2,462)
Net premiums written	$(14,906)	$(2,462)
Net premiums earned	$(4,833)	$5,524
Net loss and LAE	923	(944)
Commission and other acquisition expenses	1,243	(2,187)
General and administrative expenses	(485)	(603)
Underwriting (loss) income	$(3,152)	$1,790
Premiums — The table below shows net premiums written by category for the three months ended March 31, 2022 and 2021, respectively:

For the Three Months Ended March 31,	2022	2021	Change in
($ in thousands)	Total	Total	$
Net Premiums Written
Small Commercial Business	$(11,722)	$(2,478)	$(9,244)
Specialty Program	837	(25)	862
Specialty Risk and Extended Warranty	(4,021)	41	(4,062)
Total AmTrust Reinsurance	$(14,906)	$(2,462)	$(12,444)
The negative gross and net premiums written for the three months ended March 31, 2022 reflect the AmTrust Cession Adjustments which consist of higher than expected adjustments related to the following items:
•$11.0 million of premium reductions on Workers Compensation policy surcharges in Small Commercial Business subsequent to the termination of the AmTrust Quota Share; and
•$4.8 million of premium reductions to AmTrust's inuring reinsurance for certain programs in Specialty Risk and Extended Warranty which reduced the amount of premium ceded to Maiden.
There were also negative gross and net premiums written for the three months ended March 31, 2021 reflecting premium adjustments on Small Commercial Business policies in the AmTrust Quota Share. Furthermore, the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019 resulted in no new business written under these contracts since 2018.
Net premiums earned decreased by $10.4 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to the AmTrust Cession Adjustments as discussed above.
The tables below detail net premiums earned by category for the three months ended March 31, 2022 and 2021:

For the Three Months Ended March 31,	2022	2021	Change in
($ in thousands)	Total	Total	$
Net Premiums Earned
Small Commercial Business	$(11,710)	$(2,351)	$(9,359)
Specialty Program	838	(18)	856
Specialty Risk and Extended Warranty	6,039	7,893	(1,854)
Total AmTrust Reinsurance	$(4,833)	$5,524	$(10,357)
Net Loss and LAE — Net loss and LAE decreased by $1.9 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to favorable prior year loss development of $5.1 million during the three months ended March 31, 2022 which included $5.3 million of favorable loss adjustments on the AmTrust Cession Adjustments.

There was favorable prior year loss development of $5.1 million during the three months ended March 31, 2022 compared to favorable prior year development of $5.6 million for the same period in 2021. Prior year favorable development during the three months ended March 31, 2022 was primarily due to favorable development on the runoff of Workers Compensation business as well as AmTrust Cession Adjustments for Specialty Risk and Extended Warranty. The net favorable prior year loss development for the three months ended March 31, 2021 was due to favorable development in Workers Compensation partly offset by adverse development in Hospital Liability.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $3.4 million for the three months ended March 31, 2022 compared to the same period in 2021 due to the AmTrust Cession Adjustments discussed above which resulted in negative earned premiums and a reduction to brokerage fees.
General and Administrative Expenses — General and administrative expenses decreased by $0.1 million or 19.6% for the three months ended March 31, 2022 compared to the same period in 2021 as a result of lower earned premiums due to terminating both quota share agreements with AmTrust as of January 1, 2019.

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
As of March 31, 2022, the Company had investable assets of $1.6 billion compared to $1.7 billion as of December 31, 2021. Investable assets are the combined total of our investments, cash and cash equivalents (including restricted cash), loan to a related party and funds withheld receivable. The decline in our investable assets is primarily the result of our cessation of active reinsurance underwriting of new prospective risks in 2018 and 2019 which subsequently resulted in negative operating cash flows to settle claim payments from the run-off of the liabilities from that reinsurance portfolio in 2022.
The regulatory and liquidity requirements of the Company's operating segments are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10- K for the year ended December 31, 2021, that was filed with the SEC on March 14, 2022.
As previously indicated, Maiden Reinsurance re-domesticated from Bermuda to Vermont on March 16, 2020. We continue to be actively engaged with the Vermont Department of Financial Regulation ("Vermont DFR") regarding the formulation of Maiden Reinsurance's longer term business plan, including its investment policy, changes to which require prior regulatory approval as stipulated by Vermont law or the Vermont DFR for any active underwriting, capital management or other strategic initiatives. Maiden Reinsurance has received all necessary approvals required to date by the Vermont DFR, including its activities via GLS and its investment policy which includes: 1) the expansion of approved asset classes for investment reflecting not only Maiden Reinsurance’s solvency position but the material reduction in required capital necessary to operate its business as discussed further in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity & Capital Resources – Cash and Investments; and 2) the purchase of affiliated securities as demonstrated in the recent preference share tender offers. The Investment Policy, as approved and as amended, maintains our established investment management and governance practices.
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
Our business has undergone significant changes since 2018. We have entered into a series of transactions that have materially reduced our balance sheet risk and transformed our operations. As a result of these transactions, we are not engaged in active underwriting of new prospective risks thus our net premiums written will continue to be materially lower and investment income will become a significantly larger portion of our total revenues. We are writing new retroactive risks through GLS, however this will be smaller in relation to the run-off of our prior reinsurance business. Despite the initial inflow of new business from GLS, this has continued to cause significant negative operating cash flows as we run off the AmTrust Reinsurance segment reserves as shown in the cash flows table further below.
While the development of the GLS platform over time should further enhance our ability to pursue the asset and capital management pillars of our business strategy, we still expect the trend of negative overall cash flows to continue to reduce our asset base going forward through the remainder of 2022 and beyond.

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
The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next twelve months as we generally expect negative operating cash flows to be sufficiently offset by positive investing cash flows. While we continue to expect our cash flows to be sufficient to meet our cash requirements and to operate our business, our ability to execute our asset and capital management initiatives are dependent on maintaining adequate levels of unrestricted liquidity and cash flows. At March 31, 2022 and December 31, 2021, unrestricted cash and cash equivalents and unrestricted fixed maturity investments were $74.6 million and $81.1 million, respectively.
The decrease of $6.5 million in unrestricted cash and fixed maturity investments during 2022 was primarily the result of $3.1 million utilized for the 2021 Preference Share Repurchase Program, $14.1 million utilized for net purchases of equity securities and other investments, $3.9 million utilized for net purchases of equity method investments, and $4.8 million for interest payments on the Senior Notes, partly offset by $15.0 million of excess collateral released by AmTrust. Please see the related discussion on investing and financing cash flows below.
The table below summarizes our operating, investing and financing cash flows for the three months ended March 31, 2022 and 2021:

For the Three Months Ended March 31,	2022	2021
	($ in thousands)
Operating activities	$(76,078)	$(102,818)
Investing activities	86,125	199,170
Financing activities	(3,893)	(99,918)
Effect of exchange rate changes on foreign currency cash	(355)	(1,106)
Total increase (decrease) in cash, restricted cash and cash equivalents	$5,799	$(4,672)
Cash Flows used in Operating Activities
Cash flows used in operating activities for the three months ended March 31, 2022 were $76.1 million compared to cash flows used in operating activities of $102.8 million for the three months ended March 31, 2021, a decrease of $26.7 million. The operating cash flows used in operations for the three months ended March 31, 2022 and 2021 were primarily the result of claims payments for the runoff of existing reserves for terminated AmTrust Quota Share and the European Hospital Liability Quota Share contracts as well as return of premiums due to AmTrust Cession Adjustments.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash provided by investing activities was $86.1 million for the three months ended March 31, 2022 compared to $199.2 million for the same period in 2021 due to proceeds from the sale of fixed maturity investments which were made primarily to settle claim payments during the three months ended March 31, 2022 and 2021 as well as repurchase preference shares during the three months ended March 31, 2022 and 2021.
For the three months ended March 31, 2022, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $104.1 million compared to net proceeds of $205.1 million for the same period in 2021. This was partly offset by $14.1 million utilized for net purchases of other investments and $3.9 million utilized for net purchases of equity method investments during the three months ended March 31, 2022.
Cash Flows from Financing Activities
Cash flows used in financing activities were $3.9 million for the three months ended March 31, 2022 compared to $99.9 million during 2021 due mainly to the repurchase of the Company's preference shares. During the three months ended March 31, 2022, the Company paid $3.1 million for the repurchase of 274,861 preference shares pursuant to the 2021 Preference Share Repurchase Program as part of its recent capital management strategy compared to 6,614,493 preference shares repurchased by the Company during the first quarter of 2021 for aggregate total consideration of $97.4 million.
No dividends on common or preference shares were paid during the three months ended March 31, 2022 and 2021. Our Board of Directors have not declared any common or preference share dividends since the third quarter of 2018.
Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, that was filed with the SEC on March 14, 2022.
At March 31, 2022 and December 31, 2021, restricted cash and cash equivalents and fixed maturity investments used as collateral were $468.5 million and $582.1 million, respectively. This collateral represents 86.3% and 87.8% of the fair value of our respective total fixed maturity investments, cash, restricted cash and cash equivalents at March 31, 2022 and December 31, 2021, respectively.

Cash and Investments
The investment of our funds has generally been designed to ensure safety of principal while generating current income. Accordingly, the majority of our funds have been invested in liquid, investment-grade fixed income securities which are all designated as AFS at March 31, 2022. As of March 31, 2022 and December 31, 2021, our cash and investments consisted of:

	March 31, 2022	December 31, 2021
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$471,230	$597,145
Equity securities, at fair value	48,932	44,062
Equity method investments	93,317	83,742
Other investments	108,161	97,663
Total investments	721,640	822,612
Cash and cash equivalents	36,975	26,668
Restricted cash and cash equivalents	34,911	39,419
Total Investments and Cash and Cash Equivalents	$793,526	$888,699
In addition to the discussion on Cash and Cash Equivalents and Fixed Maturities that follows herein, please see the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q for further discussion on our AFS fixed income securities.
As our insurance liabilities continue to run-off and the required capital to operate our business for regulatory purposes decreases, we have modified Maiden Reinsurance’s investment policy (which has been approved by the Vermont DFR as noted) and have expanded the range of asset classes we invest in to enhance the income and total returns our investment portfolio produces. We categorize these investments as alternative investments which include "Other Investments", "Equity Securities", and "Equity Method Investments" as captioned on our condensed consolidated balance sheets.
Under this revised investment policy, we have increased the amount of alternative investments during 2022 and 2021, and we expect to continue to increase the amounts invested therein. Under our investment policy, alternative investments could include, but are not limited to, privately held investments, private equities, private credit lending funds, fixed-income funds, hedge funds, equity funds, real estate (including joint ventures and limited partnerships) and other non-fixed-income investments.
For further details on our alternative investments, in addition to the discussion of the investments herein, please see "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4(b). Other Investments, Equity Securities and Equity Method Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q.
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
We believe our other investments, equity securities and equity method investments portfolio provides diversification against our fixed-income investments and an opportunity for improved risk-adjusted return, however, the returns of these investments may be more volatile and we may experience significant unrealized gains or losses in any particular quarter or year. While we believe the returns produced by these investments will exceed our cost of capital, in particular our cost of debt capital, it is too soon to determine if the actual returns will achieve this objective and it may be an extended period of time before that determination can be made.
We may utilize and pay fees to various companies to provide investment advisory and/or management services related to these investments. These fees, which would be predominantly based upon the amount of assets under management, would be included in net investment income. In addition, costs associated with evaluating, analyzing and monitoring these investments may require additional expenditures than traditional marketable securities. During 2022, our investment expenses associated with our alternative investments have decreased compared to 2021.
The substantial majority of our current and future investments are held by Maiden Reinsurance, whose investment policy was approved by the Vermont DFR. We may utilize a portion of Maiden Reinsurance's unrestricted assets to purchase affiliated securities and, during the three months ended March 31, 2022, we utilized $3.1 million in conjunction with the 2021 Preference Share Repurchase Program. As of March 31, 2022, we have cumulatively invested $168.9 million in the preference shares of Maiden Holdings.

Cash & Cash Equivalents
At March 31, 2022, we consider the levels of cash and cash equivalents held to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
Fixed Maturity Investments
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows at March 31, 2022 and December 31, 2021, respectively:

March 31, 2022	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$66,109	$1	$(380)	$65,730	0.3%	0.6
U.S. agency bonds – mortgage-backed	85,607	75	(2,293)	83,389	2.8%	3.1
Collateralized mortgage-backed securities	7,199	—	(80)	7,119	2.5%	3.6
Non-U.S. government bonds	3,160	—	(151)	3,009	0.3%	7.0
Collateralized loan obligations	174,842	22	(9,104)	165,760	1.2%	0.3
Corporate bonds	155,214	1,668	(10,659)	146,223	1.8%	2.6
Total fixed maturities	492,131	1,766	(22,667)	471,230	1.6%	1.6
Cash and cash equivalents	71,886	—	—	71,886	0.1%	0.0
Total	$564,017	$1,766	$(22,667)	$543,116	1.4%	1.4

December 31, 2021	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$59,989	$—	$(110)	$59,879	0.2%	0.9
U.S. agency bonds – mortgage-backed	96,554	2,429	(193)	98,790	2.7%	2.1
Collateralized mortgage-backed securities	14,972	565	—	15,537	3.2%	3.1
Non-U.S. government bonds	3,163	113	—	3,276	0.3%	7.3
Collateralized loan obligations	183,974	140	(5,093)	179,021	1.3%	0.3
Corporate bonds	236,692	10,094	(6,144)	240,642	2.5%	2.7
Total fixed maturities	595,344	13,341	(11,540)	597,145	1.9%	1.7
Cash and cash equivalents	66,087	—	—	66,087	—%	0.0
Total	$661,431	$13,341	$(11,540)	$663,232	1.7%	1.5
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the three months ended March 31, 2022, the yield on the 10-year U.S. Treasury bond increased by 80 basis points to 2.32%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed maturity securities in our portfolio. The U.S. Treasury yield curve experienced a material upward shift during the three months ended March 31, 2022, reflecting concerns about ongoing inflation emanating from the combination of: 1) the strength of the U.S. economy as the economic effects of the COVID-19 pandemic continue to abate; 2) geopolitical instability in Eastern Europe which threatened additional inflation and global economic stability; 3) the levels of fiscal stimulus administered by the U.S. federal government to support the economy; and 4) the anticipated monetary policy responses by central banks globally in light of these other circumstances, which indicate measures which may increase interest rates broadly .
The movement in the market values of our fixed maturity portfolio during the three months ended March 31, 2022 generated net unrealized losses of $22.7 million which reduced our book value per common share by $0.26 during that period. Current outlooks for global monetary policy indicate that substantial quantitative tightening by central banks in the U.S. and globally is underway and appear likely to continue for at least the near term. Our investment portfolios, in particular our fixed maturity portfolio, may be adversely impacted by unfavorable market conditions caused by these measures, which could cause continued volatility in our results of operations and negatively impact our financial condition.
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
We also monitor the duration and structure of our investment portfolio as discussed below. As of March 31, 2022, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $15.7 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above.
To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At March 31, 2022 and December 31, 2021, these respective durations in years were as follows:

	March 31, 2022	December 31, 2021
Fixed maturities and cash and cash equivalents	1.4	1.5
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	4.4	4.4
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	1.4	1.4
During the three months ended March 31, 2022, the weighted average duration of our fixed maturity investment portfolio decreased 0.1 years to 1.4 years while the duration for the reserve for loss and LAE remained at 4.4 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities. At March 31, 2022, the duration of our fixed maturity investment portfolio decreased compared to December 31, 2021 due to sales of fixed maturity investments primarily made to settle claim payments with AmTrust. At March 31, 2022, the duration of our loss reserves net of the LPT/ADC Agreement was consistent with the duration of our fixed maturity investment portfolio.
To limit our exposure to unexpected interest rate increases that could reduce the value of our fixed maturity securities and reduce our shareholders' equity, the Company holds floating rate securities whose fair values are less sensitive to interest rates. At March 31, 2022 and December 31, 2021, 25.3% and 23.6%, respectively, of the Company’s fixed income investments are floating-rate securities. The floating rate investment holdings at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Floating rate securities
Collateralized loan obligations	$165,760	12.3%	$174,873	11.9%
Collateralized mortgage-backed securities	4,951	0.4%	3,007	0.2%
Corporate bonds	1,111	0.1%	1,145	0.1%
Total floating rate AFS fixed maturities at fair value	171,822	12.8%	179,025	12.2%
Loan to related party	167,975	12.5%	167,975	11.4%
Total floating rate securities	$339,797	25.3%	$347,000	23.6%

Total fixed income investments at fair value (1)	$1,345,989		$1,467,619
(1) Total fixed income investments at fair value include AFS fixed maturities, cash and restricted cash, funds withheld receivable, and loan to related party.
At March 31, 2022 and December 31, 2021, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS holdings at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
FNMA – fixed rate	$40,043	48.0%	$47,419	48.0%
FHLMC – fixed rate	40,131	48.1%	47,758	48.3%
GNMA – variable rate	3,215	3.9%	3,613	3.7%
Total U.S. Agency MBS	$83,389	100.0%	$98,790	100.0%
Agency MBS bonds comprise 17.7% of our fixed maturity investments at March 31, 2022. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn.

At March 31, 2022 and December 31, 2021, 98.8% and 97.8%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.
The security holdings by sector and financial strength rating of our corporate bond holdings at March 31, 2022 and December 31, 2021 were as follows:

	Ratings(1)
March 31, 2022	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	3.7%	—%	—%	$5,439	3.7%
Communications	—%	3.8%	3.6%	—%	10,892	7.4%
Consumer	—%	0.4%	38.4%	—%	56,636	38.8%
Energy	—%	4.0%	14.5%	—%	26,967	18.5%
Financial Institutions	1.0%	15.8%	9.5%	3.8%	44,048	30.1%
Industrials	—%	1.5%	—%	—%	2,241	1.5%
Total	1.0%	29.2%	66.0%	3.8%	$146,223	100.0%

	Ratings(1)
December 31, 2021	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	2.4%	1.7%	—%	$9,995	4.1%
Communications	—%	2.4%	3.2%	—%	13,480	5.6%
Consumer	—%	2.4%	31.3%	2.8%	87,753	36.5%
Energy	—%	9.4%	4.8%	—%	34,068	14.2%
Financial Institutions	0.6%	18.8%	12.9%	2.6%	84,025	34.9%
Industrials	—%	1.0%	—%	—%	2,393	1.0%
Technology	—%	3.7%	—%	—%	8,928	3.7%
Total	0.6%	40.1%	53.9%	5.4%	$240,642	100.0%
(1)    Ratings as assigned by S&P, or equivalent
The table below includes the Company’s ten largest corporate holdings at fair value and as a percentage of all fixed income securities held as at March 31, 2022; of which 100.0% are euro denominated, with 43.9% in the Consumer Sector and 22.8% in the Financial Institutions sector.

March 31, 2022	Fair Value	% of Holdings	Rating(1)
	($ in thousands)
Electricite de France, 4.625%, Due 9/11/2024	$15,587	3.3%	BBB+
Anheuser-Busch INBEV NV, 2.875%, Due 9/25/2024	11,718	2.5%	BBB+
Carlsberg Breweries A/S, 2.5%, Due 5/28/2024	11,376	2.4%	BBB
Chubb Ina Holdings Inc., 1.55%, Due 3/15/2028	7,123	1.5%	A
Kraft Heinz Food Co., 1.5%, Due 5/24/2024	6,533	1.4%	BBB-
Utah Acquistion Sub, Inc., 2.25%, Due 11/22/2024	5,617	1.2%	BBB-
America Movil SAB DE CV, 1.5%, Due 3/10/2024	5,602	1.2%	A-
Glencore Finance (Europe) LTD, 1.875%, Due 9/13/2023	5,599	1.2%	BBB+
FBD Insurance PLC, 5%, Due 10/9/2028	5,595	1.2%	NA
Santanger Consumer Finance SA, 1.125%, Due 10/9/2023	5,590	1.2%	A
Total	$80,340	17.1%
(1)    Ratings as assigned by S&P, or equivalent

At March 31, 2022 and December 31, 2021, respectively, we held the following non-U.S. dollar denominated securities:

	March 31, 2022		December 31, 2021
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated corporate bonds	$139,819	55.4%	$147,740	55.9%
Non-U.S. dollar denominated collateralized loan obligations	109,667	43.4%	113,399	42.9%
Non-U.S. government bonds	3,009	1.2%	3,275	1.2%
Total non-U.S. dollar denominated securities	$252,495	100.0%	$264,414	100.0%
At March 31, 2022 and December 31, 2021, respectively, 100.0% of our non-U.S. dollar denominated securities above were invested in euro. The net decrease in non-U.S. denominated fixed maturities is due to the relative depreciation of euro denominated corporate bonds during the three months ended March 31, 2022. At March 31, 2022 and December 31, 2021, all of the Company's non-U.S. government issuers have a rating of AA- or higher by S&P.

March 31, 2022	December 31, 2021
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings at March 31, 2022 and December 31, 2021:

Ratings(1)	March 31, 2022		December 31, 2021
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
A+, A, A-	$37,838	27.1%	$56,669	38.4%
BBB+, BBB, BBB-	96,386	68.9%	78,021	52.8%
BB+ or lower	5,595	4.0%	13,050	8.8%
Total non-U.S. dollar denominated corporate bonds	$139,819	100.0%	$147,740	100.0%
(1)     Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies at March 31, 2022 and December 31, 2021, respectively.
Other Investments, Equity Securities and Equity Method Investments
Our alternative investments are categorized as other investments, equity securities, and equity method investments as reported on our consolidated balance sheets. These include private equity funds, private credit funds and hedge fund investments, investments in limited partnerships, as well as investments in direct lending entities and investments in technology-oriented insurance related businesses known as insurtechs. Private equity investments consist of direct investments in privately held entities, investments in private equity funds and private equity co-investments with sponsoring entities. Private credit investments consist of loans and other debt securities of privately held entities or investment sponsors.
Our allocation to alternative investments increased to 31.6% of our total cash and investments as of March 31, 2022 compared to 25.4% as of December 31, 2021; and increased to 68.1% of our total shareholders' equity as of March 31, 2022 compared to 58.7% as of December 31, 2021.
Our alternative investments as of March 31, 2022 and December 31, 2021 consist of the following asset classes:

	March 31, 2022		December 31, 2021
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Real estate equity method investments	$52,210	20.9%	$44,050	19.5%
Hedge fund equity method investments	32,861	13.1%	32,929	14.6%
Investments in direct lending entities	46,175	18.4%	42,976	19.1%
Private equity funds	27,608	11.0%	23,324	10.3%
Private credit funds	21,781	8.7%	20,863	9.3%
Privately held other investments	12,597	5.0%	10,500	4.7%
Other equity method investments	8,246	3.3%	6,763	3.0%
Privately held equity securities	48,224	19.3%	42,888	19.0%
Publicly traded equity securities	708	0.3%	1,174	0.5%
Total alternative investments	$250,410	100.0%	$225,467	100.0%

For further details on these alternative investments, see "Notes to Condensed Consolidated Financial Statements: Note 4(b) Other Investments, Equity Securities and Equity Method Investments" included under Part I Item 1. "Financial Information" of this Report on Form 10-Q.
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
Investment Results
The following table summarizes our investment results for the three months ended March 31, 2022 and 2021, respectively:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Net investment income:
Fixed income assets(1)	$6,157	$10,056
Cash and restricted cash	(7)	19
Other investments, including equities	600	110
Investment expenses	(183)	(344)
Total net investment income	6,567	9,841

Net realized gains:
Fixed income assets(1)	1,143	2,894
Other investments, including equities	1,658	716
Total net realized gains	2,801	3,610

Net unrealized (losses) gains:
Other investments, including equities	(492)	4,491
Total net unrealized (losses) gains	(492)	4,491

Interest in income of equity method investments:
Interest in income of equity method investments	1,271	2,947
Total interest in income of equity method investments	1,271	2,947

Total investment return included in earnings (A)	$10,147	$20,889

Other comprehensive income (loss):
Unrealized losses on AFS and Equity Method Investments excluding foreign exchange (B)	$(11,392)	$(12,784)
Total investment return = (A) + (B)	$(1,245)	$8,105

Annualized income from fixed income assets and cash(2)	$24,600	$40,300
Average aggregate fixed income assets and cash, at cost(2)	1,416,353	2,011,055
Annualized investment book yield	1.7%	2.0%

Average aggregate invested assets, at fair value(3)	$1,644,743	$2,162,060
Investment return included in net earnings	0.6%	1.0%
Total investment return	(0.1)%	0.4%
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

The following table details total investment returns for our fixed income investments and alternative investments for the three months ended March 31, 2022 and 2021, respectively:

	Fixed Income Investments(1)		Alternative Investments(2)
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
($ in thousands)	2022	2021	2022	2021
Gross investment income	$6,150	$10,075	$1,871	$3,057
Net realized and unrealized gains	1,143	2,894	1,166	5,207
Change in AOCI (3)	(15,806)	(11,772)	4,414	(1,012)
Gross investment returns	$(8,513)	$1,197	$7,451	$7,252

Average invested assets, at fair value (4)	$1,406,804	$2,048,654	$237,939	$113,406

Gross Investment Returns	(0.6)%	0.1%	3.1%	6.4%

Investment expenses	$126	$271	$57	$73
Net investment returns	$(8,639)	$926	$7,394	$7,179

Net Investment Returns	(0.6)%	—%	3.1%	6.3%
1.Fixed income investments includes AFS securities as well as cash, restricted cash, funds withheld receivable, and loan to related party.
2.Alternative investments includes other investments, equity securities, and equity method investments.
3.Change in AOCI excludes unrealized foreign exchange gains and losses.
4.Average invested assets is the average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
Total returns on fixed income investments were adversely impacted by the increase in interest rates during the three months ended March 31, 2022 compared to same period in 2021. Total returns on alternative investments were positive for the three months ended March 31, 2022 partly due to the sale of an equity method investment which produced gross returns of $5.8 million which contributed 2.4% to the gross investment returns during the current period. On a percentage basis however, the investment returns in 2022 were lower compared to the same period in 2021 due to higher average invested assets in 2022. For the three months ended March 31, 2021, gross investment returns included unrealized gains of $4.5 million from an investment in an insurtech start-up company that was acquired by a special purpose acquisition company which contributed 4.0% to the gross investment returns for the prior year period.
Other Balance Sheet Changes
The following table summarizes our other material balance sheet changes at March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021	Change	Change %
Reinsurance recoverable on unpaid losses	$558,262	$562,845	$(4,583)	(0.8)%
Deferred commission and other acquisition expenses	32,692	36,703	(4,011)	(10.9)%
Reserve for loss and LAE	1,386,023	1,489,373	(103,350)	(6.9)%
Unearned premiums	88,882	100,131	(11,249)	(11.2)%
Deferred gain on retroactive reinsurance	52,805	48,960	3,845	7.9%
Accrued expenses and other liabilities	65,195	44,542	20,653	46.4%
The Company's deferred commission and other acquisition expenses decreased by 10.9% and unearned premiums decreased by 11.2% primarily due to the Partial Termination Amendment with AmTrust on a cut-off basis and the termination of the remaining business under both quota share contracts with AmTrust which have been in run-off since January 1, 2019.
Accrued expenses and other liabilities increased by 46.4% as at March 31, 2022 compared to December 31, 2021 due to reinsurance balances payable as a result of claims incurred under the run-off of AmTrust reinsurance contracts. The Company's reserve for loss and LAE decreased by 6.9% primarily due to the payment of prior year loss claims as well as favorable loss development recognized for the AmTrust Reinsurance segment.
The increase in deferred gains on retroactive reinsurance for the three months ended March 31, 2022 by 7.9% is attributable to new retroactive reinsurance business assumed by GLS partly offset by $1.0 million in loss and LAE recognized as favorable loss development in the AmTrust Reinsurance segment covered by the LPT/ADC Agreement. The favorable loss development on reserves covered by the LPT/ADC Agreement also impacted the reinsurance recoverable on unpaid losses which decreased by $4.6 million or 0.8% as at March 31, 2022 compared to December 31, 2021.

Capital Resources
During the three months ended March 31, 2022, book value per common share decreased by 5.0% to $2.47 and diluted book value per common share decreased by 5.0% to $2.46, compared to December 31, 2021. This was largely due to a net loss of $1.9 million and net decrease in AOCI of $12.6 million during the three months ended March 31, 2022, partially offset by the $3.5 million gain on the 2021 Preference Share Repurchase Program during the first quarter which increased book value by $0.04 per common share.
Capital resources consist of funds deployed in support of our operations. The following table shows the movement in total capital resources at March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021	Change	Change %
Preference shares	$152,338	$159,210	$(6,872)	(4.3)%
Common shareholders' equity	215,327	225,047	(9,720)	(4.3)%
Total shareholders' equity	367,665	384,257	(16,592)	(4.3)%
Senior Notes - principal amount	262,500	262,500	—	—%
Total capital resources	$630,165	$646,757	$(16,592)	(2.6)%
Total capital resources decreased by $16.6 million, or 2.6% at March 31, 2022 compared to December 31, 2021 primarily due to the decrease in total shareholders'' equity as follows:
•net decrease of $3.1 million from the 2021 Preference Share Repurchase Program composed of a decline in preference share capital of $6.9 million partly offset by: (1) a gain on repurchase of preference shares of $3.5 million for the three months ended March 31, 2022 which increased retained earnings; and (2) a net increase in additional paid-in capital of $0.2 million relating to proportionate share in issuance costs of preference shares repurchased, which was previously recognized as a reduction in additional paid-in capital;
•net decrease in AOCI of $12.6 million which arose due to: (1) net unrealized losses on investment of $18.2 million resulting largely from a decrease in the fair value of $22.7 million for our fixed income investment portfolio relating to market price movements due to rising interest rates during the three months ended March 31, 2022 offset by $4.4 million related to equity method investments; less (2) an increase in cumulative translation adjustments of $5.6 million due to the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro during the three months ended March 31, 2022;
•net loss attributable to Maiden of $1.9 million for the three months ended March 31, 2022; and partly offset by:
•net increase due to share-based compensation of $1.0 million.
Please refer to "Notes to Consolidated Financial Statements Note 6. Shareholders' Equity" included under Part II Item 8. "Financial Statements and  Supplementary Data" of our Annual Report on Form 10-K for a discussion of the equity instruments issued by the Company as at December 31, 2021.
Book value and diluted book value per common share at March 31, 2022 and December 31, 2021 were as follows:

($ in thousands except share and per share data)	March 31, 2022	December 31, 2021
Ending common shareholders’ equity	$215,327	$225,047
Proceeds from assumed conversion of dilutive options	10	10
Numerator for diluted book value per common share calculation	$215,337	$225,057

Common shares outstanding	87,058,833	86,467,242
Shares issued from assumed conversion of dilutive options and restricted shares	456,964	494,926
Denominator for diluted book value per common share calculation	87,515,797	86,962,168

Book value per common share	$2.47	$2.60
Diluted book value per common share	2.46	2.59
Common Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the three months ended March 31, 2022, the Company did not repurchase any common shares under its share repurchase authorization as it is precluded from repurchasing its common shares due to its failure to pay dividends on its preference shares. Until such time as dividends on preference shares are paid, the Company will not be able to repurchase or pay dividends on its common shares. At March 31, 2022, the Company had a remaining authorization of $74.2 million for share repurchases.

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
The principal purpose of the 2021 Preference Share Repurchase Program is to adjust our capital structure to reflect current operations and the amount of capital required to operate Maiden Reinsurance. The Board has not declared or paid a dividend on the preference shares since 2018 and there can be no assurance that it will declare and pay dividends on the preference shares in the future. The preference shares are perpetual and there is no fixed date on which we are required to redeem or otherwise repurchase them.
Please refer to "Notes to Consolidated Financial Statements - Note 6. Shareholders' Equity" under Part 1 Item 1 "Financial Information" of this Quarterly Report on Form 10-Q for further information on our preference shares, including a summary of repurchases made of the Company's preference shares during the three months ended March 31, 2022. The Company has a remaining authorization of $10.7 million for preference share repurchases.
Senior Notes
There were no changes in the Company’s Senior Notes at March 31, 2022 compared to December 31, 2021 and the Company did not enter into any short-term borrowing arrangements during the three months ended March 31, 2022. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes.
The ratio of Debt to Total Capital Resources at March 31, 2022 and December 31, 2021 was computed as follows:

($ in thousands)	March 31, 2022	December 31, 2021
Senior notes - principal amount	$262,500	$262,500
Maiden shareholders’ equity	367,665	384,257
Total capital resources	$630,165	$646,757
Ratio of debt to total capital resources	41.7%	40.6%
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
As discussed above, at March 31, 2022, guarantees of $36.2 million have been provided to lenders by the Company on behalf of the real estate joint venture, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

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
Non-GAAP operating loss was $6.9 million for the three months ended March 31, 2022 compared to non-GAAP operating earnings of $47.3 million for the same period in 2021. The reduction in non-GAAP operating results was largely due to:
• gains of $3.5 million from the repurchase of preference shares at market values for the three months ended March 31, 2022 compared to gains of $62.5 million for preference share repurchases during the same period in 2021;
• underwriting loss of $1.7 million for the three months ended March 31, 2022 compared to underwriting income of $1.6 million for 2021 largely due to the AmTrust Cession Adjustments which contributed an underwriting loss of $5.1 million to the reported results during the three months ended March 31, 2022; and
• lower net investment income which decreased by $3.3 million compared to 2021.
The Company's non-GAAP operating results included a non-GAAP underwriting loss of $2.7 million for the three months ended March 31, 2022 compared to an underwriting loss of $8.3 million for the same period in 2021, due to underwriting results not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) as well as claims related to the European Hospital Liability Quota Share.
Non-GAAP operating earnings and Non-GAAP diluted operating earnings per share attributable to common shareholders
Non-GAAP operating (loss) earnings and non-GAAP diluted operating (loss) earnings per share attributable to common shareholders can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended March 31,	2022	2021
	($ in thousands except per share data)
Net income available to Maiden common shareholders	$1,594	$71,736
Add (subtract):
Net realized and unrealized gains on investment	(2,309)	(8,101)
Foreign exchange and other gains	(3,949)	(3,542)
Interest in income of equity method investments	(1,271)	(2,947)
Decrease in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	(1,000)	(9,845)
Non-GAAP operating (loss) earnings	$(6,935)	$47,301

Diluted earnings per share attributable to common shareholders	$0.02	$0.83
Add (subtract):
Net realized and unrealized gains on investment	(0.03)	(0.09)
Foreign exchange and other gains	(0.05)	(0.04)
Interest in income of equity method investments	(0.01)	(0.03)
Decrease in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	(0.01)	(0.12)
Non-GAAP diluted operating (loss) earnings per share available to common shareholders	$(0.08)	$0.55
Non-GAAP Operating ROACE
Non-GAAP Operating ROACE for the three months ended March 31, 2022 and 2021 was computed as follows:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Non-GAAP operating (loss) earnings	$(6,935)	$47,301
Opening adjusted common shareholders’ equity	274,990	208,447
Ending adjusted common shareholders’ equity	260,187	262,759
Average adjusted common shareholders’ equity	267,589	235,603
Non-GAAP Operating ROACE	(10.5)%	81.4%

Non-GAAP Underwriting Results
The following summarizes our non-GAAP underwriting results for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Gross premiums written	$(10,170)	$(2,390)
Net premiums written	$(10,323)	$(2,696)
Net premiums earned	$1,122	$11,764
Other insurance revenue	51	269
Non-GAAP net loss and LAE(1)	1,283	(12,204)
Commission and other acquisition expenses	(2,528)	(5,942)
General and administrative expenses	(2,583)	(2,177)
Non-GAAP underwriting loss (1)	$(2,655)	$(8,290)
(1) Non-GAAP underwriting loss and non-GAAP net loss and LAE for the three months ended March 31, 2022 are adjusted for prior year reserve development subject to the LPT/ADC Agreement. Please see "Key Financial Measures" section for the definitions of Non-GAAP underwriting loss and net loss and LAE.
The non-GAAP underwriting results include the impact of favorable prior year loss reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement to show the ultimate economic benefit to the Company. As shown in the table above, adjusted for the decrease in the deferred gain under the LPT/ADC Agreement of $1.0 million during the three months ended March 31, 2022, the non-GAAP underwriting loss was $2.7 million. This compared to a non-GAAP underwriting loss of $8.3 million when adjusted for the decrease in the deferred gain under the LPT/ADC Agreement of $9.8 million during the three months ended March 31, 2021.
The non-GAAP underwriting results above were due to underwriting results in the AmTrust Reinsurance segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) as well as claims related to the European Hospital Liability Quota Share. Underwriting income in the Diversified Reinsurance segment during the three months ended March 31, 2022 increased by $1.7 million compared to the same period in 2021.
Non-GAAP Net Loss and LAE
Adjusted for the decrease in the deferred gain for the LPT/ADC Agreement, the non-GAAP net loss and LAE for the three months ended March 31, 2022 increased by $1.0 million (2021 - $9.8 million), as these amounts included favorable loss experience for AmTrust reserves subject to the LPT/ADC Agreement which are ultimately recoverable from Cavello. This adjustment is reflected in the calculation of non-GAAP Loss and LAE as shown below:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Net loss and LAE	$(2,283)	$2,359
Less: decrease in deferred gain on retroactive reinsurance for the LPT/ADC Agreement	(1,000)	(9,845)
Non-GAAP net loss and LAE	$(1,283)	$12,204
Adjusted for the impact of favorable prior year loss development on AmTrust reserves subject to the LPT/ADC Agreement of $1.0 million during the three months ended March 31, 2022 (2021 - $9.8 million), non-GAAP net loss and LAE was $(1.3) million (2021 - $12.2 million).
Adjusted Shareholders' Equity, Adjusted Total Capital Resources, Adjusted Book Value per Common Share, and Ratio of Debt to Total Adjusted Capital Resources
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at March 31, 2022 and December 31, 2021 reflect the addition of the unamortized deferred gain under the LPT/ADC Agreement to the GAAP shareholders' equity as depicted in the computations below. The deferred gain under the LPT/ADC Agreement was $44.9 million at March 31, 2022 compared to $45.9 million at December 31, 2021, and relates to loss reserves subject to that agreement that are fully recoverable from Cavello.
The decrease in the unamortized deferred gain under the LPT/ADC Agreement for the three months ended March 31, 2022 is attributable to $1.0 million in loss and LAE recognized as favorable loss development in the Company's GAAP income statement subject to the LPT/ADC Agreement. We believe the inclusion of this unamortized deferred gain in these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve the Company's shareholders' equity over the settlement period under the terms of the agreement.
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at December 31, 2021 also reflected the LP Investment Adjustment of $4.1 million, which pertained to the equity accounting related to the fair value of certain hedged liabilities in an equity method investment held by the Company wherein the ultimate realizable value of the asset supporting the hedged liabilities was not recognized at fair value until its sale in the three months ended March 31, 2022. We believe that this adjustment recognized the future realizable value and reflected the ultimate economic benefit of this investment which was sold at a realized gain in the three months ended March 31, 2022 and improved the Company's shareholders' equity over the hedged contract period of the investment.
Reconciliation of shareholders' equity to Adjusted shareholders' equity and Adjusted Total Capital Resources
The following table computes adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain under the LPT/ADC Agreement at March 31, 2022 and December 31, 2021 as well as the LP Investment Adjustment for realizable value of intangible asset in a limited partnership investment at December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021	Change	Change %
Preference shares	$152,338	$159,210	$(6,872)	(4.3)%
Common shareholders' equity	215,327	225,047	(9,720)	(4.3)%
Total shareholders' equity	367,665	384,257	(16,592)	(4.3)%
LP Investment Adjustment	—	4,083	(4,083)	(100.0)%
Unamortized deferred gain on LPT/ADC Agreement	44,860	45,860	(1,000)	(2.2)%
Adjusted shareholders' equity	412,525	434,200	(21,675)	(5.0)%
Senior Notes - principal amount	262,500	262,500	—	—%
Adjusted total capital resources	$675,025	$696,700	$(21,675)	(3.1)%
Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The adjusted book value per common share as reconciled for the recognition of the unamortized deferred gain under the LPT/ADC Agreement as well as the LP Investment Adjustment for realizable value of intangible asset in limited partnership investment at March 31, 2022 and December 31, 2021 was computed as follows:

	March 31, 2022	December 31, 2021
Book value per common share	$2.47	$2.60
LP Investment Adjustment	—	0.05
Unamortized deferred gain on LPT/ADC Agreement	0.52	0.53
Adjusted book value per common share	$2.99	$3.18
Ratio of Debt to Adjusted Total Capital Resources
Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at March 31, 2022 and December 31, 2021 was computed as follows:

($ in thousands)	March 31, 2022	December 31, 2021
Senior notes - principal amount	$262,500	$262,500
Adjusted shareholders’ equity	412,525	434,200
Adjusted total capital resources	$675,025	$696,700
Ratio of debt to adjusted total capital resources	38.9%	37.7%

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely affected. At March 31, 2022, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the unaudited Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange gains of $3.9 million were generated during the three months ended March 31, 2022 compared to net foreign exchange gains of $3.4 million for the three months ended March 31, 2021.
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
Off-Balance Sheet Arrangements
At March 31, 2022, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments and Contingencies" for an update on legal matters. Except as disclosed above, there are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 1A. Risk Factors
Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our 2021 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.
There are no material changes from the risk factors previously disclosed in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Items 2. (a) and (b) are not applicable.
2. (c) Share Repurchases
Common Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. The Company has a remaining authorization of $74,245 for share repurchases at March 31, 2022. There were no share repurchases during the three months ended March 31, 2022 under the share repurchase authorization.
Subsequent to the three months ended March 31, 2022 and through the period ended May 10, 2022, the Company did not repurchase any additional common shares which represent tax withholding in respect of tax obligations on the vesting of performance based shares.
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
The table below shows the Company's preference shares repurchases made in the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Number of shares purchased	Average price of shares purchased	Number of shares purchased	Average price of shares purchased

Series A	—	$—	2,561,636	$14.88
Series C	179,996	11.59	2,028,961	14.65
Series D	94,865	10.67	2,023,896	14.60
Total	274,861	11.27	6,614,493	14.72

Total price paid (in millions)	$3.1		$97.4
Gain on purchase (in millions)	$3.5		$62.5
As of March 31, 2022, the Company had a remaining authorization of $10.7 million for preference share repurchases.
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
Submission of Matters to a Vote of Security Holders
(a) The 2022 Annual General Meeting of Shareholders of the Company was held on May 4, 2022.
(b) Matters voted on at the meeting and the number of votes cast:
1.To elect nine directors to the Board of Directors of Maiden Holdings, Ltd. to serve until the 2023 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld	Broker Non-Vote
Barry D. Zyskind	51,506,390	363,242	23,937,645
Holly L. Blanchard	51,307,091	562,541	23,937,645
Patrick J. Haveron	51,447,152	422,480	23,937,645
Simcha G. Lyons	47,143,698	4,725,934	23,937,645
Lawrence F. Metz	51,568,264	301,368	23,937,645
Raymond M. Neff	49,539,390	2,330,242	23,937,645
Yehuda L. Neuberger	49,280,579	2,589,053	23,937,645
Steven H. Nigro	49,539,244	2,330,388	23,937,645
Keith A. Thomas	45,248,628	6,621,004	23,937,645
2.To vote on a non-binding advisory resolution to approve the compensation of certain executive officers:

Votes For	Votes Against	Abstain	Broker Non-Vote
33,991,707	14,264,128	3,613,797	23,937,645
3.The appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the 2022 fiscal year:

Votes For	Votes Against	Abstain	Broker Non-Vote
75,692,046	96,215	19,016	—

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO
101.1
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL: (i) unaudited Condensed Consolidated Balance Sheets; (ii) unaudited Condensed Consolidated Statements of Income; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income; (iv) unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity; (v) unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
May 10, 2022		/s/ Lawrence F. Metz
Lawrence F. Metz President and Co-Chief Executive Officer

/s/ Patrick J. Haveron
Patrick J. Haveron Co-Chief Executive Officer and Chief Financial Officer