Form 10-Q
period 2022-09-30
Maiden Holdings, Ltd.
filed 2022-11-09
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
Yes ☐ No ☒
As of November 4, 2022, the number of shares of the Registrant's Common Stock ($.01 par value) outstanding was 87,171,499.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2022 - $432,314; 2021 - $595,344)	$371,973	$597,145
Equity securities, at fair value (cost 2022 - $38,819; 2021 - $23,315)	42,600	24,003
Equity method investments	80,165	83,742
Other investments	140,804	117,722
Total investments	635,542	822,612
Cash and cash equivalents	24,376	26,668
Restricted cash and cash equivalents	48,122	39,419
Accrued investment income	4,655	5,695
Reinsurance balances receivable, net (includes $10,207 and $17,471 from related parties in 2022 and 2021, respectively)	12,368	19,507
Reinsurance recoverable on unpaid losses	547,975	562,845
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $25,854 and $34,170 from related parties in 2022 and 2021, respectively)	27,295	36,703
Funds withheld receivable (includes $490,603 and $601,460 from related parties in 2022 and 2021, respectively)	516,589	636,412
Other assets	4,717	4,774
Total assets	$1,989,614	$2,322,610
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,013,374 and $1,338,269 from related parties in 2022 and 2021, respectively)	$1,146,084	$1,489,373
Unearned premiums (includes $69,407 and $91,730 from related parties in 2022 and 2021, respectively)	73,760	100,131
Deferred gain on retroactive reinsurance	39,270	48,960
Accrued expenses and other liabilities (includes $128,443 and $29,408 from related parties in 2022 and 2021, respectively)	147,591	44,542
Senior notes - principal amount	262,500	262,500
Less: unamortized debt issuance costs	6,984	7,153
Senior notes, net	255,516	255,347
Total liabilities	1,662,221	1,938,353
Commitments and Contingencies
EQUITY
Preference shares	119,672	159,210
Common shares ($0.01 par value; 93,414,080 and 92,316,107 shares issued in 2022 and 2021, respectively; 87,161,499 and 86,467,242 shares outstanding in 2022 and 2021, respectively)	934	923
Additional paid-in capital	772,474	768,650
Accumulated other comprehensive loss	(51,553)	(12,215)
Accumulated deficit	(479,109)	(498,295)
Treasury shares, at cost (6,252,581 and 5,848,865 shares in 2022 and 2021, respectively)	(35,025)	(34,016)
Total shareholders’ equity	327,393	384,257
Total liabilities and equity	$1,989,614	$2,322,610
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Gross premiums written	$5,380	$6,821	$(1,451)	$7,865
Net premiums written	$5,222	$6,953	$(1,915)	$7,518
Change in unearned premiums	7,029	8,077	25,731	32,588
Net premiums earned	12,251	15,030	23,816	40,106
Other insurance revenue	368	138	888	946
Net investment income	6,637	7,477	20,871	24,596
Net realized and unrealized investment (losses) gains	(1,572)	(937)	2,848	8,013
Total revenues	17,684	21,708	48,423	73,661
Expenses
Net loss and loss adjustment expenses	17,426	10,514	22,017	7,546
Commission and other acquisition expenses	5,398	6,313	12,811	19,154
General and administrative expenses	6,491	6,650	24,671	29,553
Interest and amortization expenses	4,833	4,832	14,498	14,495
Foreign exchange and other gains	(8,586)	(4,116)	(19,121)	(6,070)
Total expenses	25,562	24,193	54,876	64,678
(Loss) income before income taxes and interest in (loss) income of equity method investments	(7,878)	(2,485)	(6,453)	8,983
Less: income tax (benefit) expense	(91)	(155)	451	(363)
Interest in (loss) income of equity method investments	(373)	(810)	(2,143)	4,912
Net (loss) income	(8,160)	(3,140)	(9,047)	14,258
Gain from repurchase of preference shares	—	6,004	28,233	87,168
Net (loss) income available to Maiden common shareholders	$(8,160)	$2,864	$19,186	$101,426
Basic and diluted (loss) earnings per share attributable to common shareholders	$(0.09)	$0.03	$0.22	$1.17
Weighted average number of common shares - basic	87,161,499	86,433,780	86,935,823	85,937,012
Adjusted weighted average number of common shares and assumed conversions - diluted	87,161,499	86,438,232	86,937,552	85,941,418

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(8,160)	$(3,140)	$(9,047)	$14,258
Other comprehensive loss
Net unrealized holdings losses on fixed maturity investments arising during period	(14,864)	(10,539)	(56,446)	(27,864)
Net unrealized holdings gains (losses) on equity method investments arising during period	—	(4,078)	4,414	(7,497)
Adjustment for reclassification of net realized gains recognized in net (loss) income	(48)	(2,007)	(5,696)	(7,032)
Foreign currency translation adjustment	2,246	6,036	18,094	13,627
Other comprehensive loss, before tax	(12,666)	(10,588)	(39,634)	(28,766)
Income tax benefit related to components of other comprehensive loss	53	6	296	50
Other comprehensive loss, after tax	(12,613)	(10,582)	(39,338)	(28,716)
Comprehensive loss	$(20,773)	$(13,722)	$(48,385)	$(14,458)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Preference shares - Series A, C and D
Beginning balance	$119,672	$181,384	$159,210	$394,310
Repurchase of Preference Shares – Series A	—	(3,384)	(10,891)	(87,978)
Repurchase of Preference Shares – Series C	—	(6,037)	(15,644)	(72,931)
Repurchase of Preference Shares – Series D	—	(4,545)	(13,003)	(65,983)
Ending balance	119,672	167,418	119,672	167,418
Common shares
Beginning balance	934	922	923	898
Issuance of common shares from vesting of stock based compensation	—	1	11	25
Ending balance	934	923	934	923
Additional paid-in capital
Beginning balance	772,241	767,452	768,650	756,122
Issuance of common shares from vesting of stock based compensation	—	(1)	(11)	(25)
Share-based compensation expense	233	253	2,504	4,568
Repurchase of Preference Shares	—	467	1,321	7,571
Cash settlement of restricted shares/options granted	—	—	10	(65)
Ending balance	772,474	768,171	772,474	768,171
Accumulated other comprehensive (loss) income
Beginning balance	(38,940)	5,723	(12,215)	23,857
Change in net unrealized investment losses	(14,859)	(16,618)	(57,432)	(42,343)
Foreign currency translation adjustment	2,246	6,036	18,094	13,627
Ending balance	(51,553)	(4,859)	(51,553)	(4,859)
Accumulated deficit
Beginning balance	(470,949)	(517,376)	(498,295)	(615,837)
Cash settlement of restricted shares granted	—	—	—	(101)
Net (loss) income	(8,160)	(3,140)	(9,047)	14,258
Gain on repurchase of preference shares	—	6,004	28,233	87,168
Ending balance	(479,109)	(514,512)	(479,109)	(514,512)
Treasury shares
Beginning balance	(35,025)	(33,893)	(34,016)	(31,534)
Shares repurchased	—	(74)	(1,009)	(2,433)
Ending balance	(35,025)	(33,967)	(35,025)	(33,967)
Total shareholders' equity	$327,393	$383,174	$327,393	$383,174
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Nine Months Ended September 30,	2022	2021
Cash flows from operating activities
Net (loss) income	$(9,047)	$14,258
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation, amortization and share-based compensation	1,628	7,798
Interest in loss (income) of equity method investments	2,143	(4,912)
Net realized and unrealized investment gains	(2,848)	(8,013)
Foreign exchange and other gains	(19,121)	(6,070)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	6,163	(12,039)
Reinsurance recoverable on unpaid losses	6,238	6,590
Accrued investment income	635	3,663
Deferred commission and other acquisition expenses	9,192	11,460
Funds withheld receivable	1,037	9,916
Other assets	(235)	(385)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(179,627)	(304,385)
Unearned premiums	(25,725)	(33,424)
Deferred gain on retroactive reinsurance	(270)	—
Accrued expenses and other liabilities	110,004	15,793
Net cash used in operating activities	(99,833)	(299,750)
Cash flows from investing activities:
Purchases of fixed maturities	(34,022)	(208,969)
Purchases of other investments	(28,225)	(23,647)
Purchases of equity method investments	(26,483)	(42,551)
Purchases of equity securities	(15,592)	(13,694)
Proceeds from sales of fixed maturities	139,645	332,636
Proceeds from maturities, paydowns and calls of fixed maturities	48,003	294,878
Proceeds from sale and redemption of other investments	3,794	341
Proceeds from sale and redemption of equity method investments	32,332	4,802
Proceeds from sale and redemption of equity securities	—	441
Others, net	(73)	(31)
Net cash provided by investing activities	119,379	344,206
Cash flows from financing activities:
Repurchase of common shares	(1,009)	(2,433)
Repurchase of preference shares	(9,984)	(132,153)
Change in other liabilities due to bank overdraft	—	5,764
Cash settlement of restricted shares granted and options exercised	10	(166)
Net cash used in financing activities	(10,983)	(128,988)
Effect of exchange rate changes on foreign currency cash, restricted cash and equivalents	(2,152)	(333)
Net increase (decrease) in cash, restricted cash and cash equivalents	6,411	(84,865)
Cash, restricted cash and cash equivalents, beginning of period	66,087	135,826
Cash, restricted cash and cash equivalents, end of period	$72,498	$50,961
Reconciliation of cash and restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$24,376	$29,310
Restricted cash and cash equivalents, end of period	48,122	21,651
Total cash, restricted cash and cash equivalents, end of period	$72,498	$50,961
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
Genesis Legacy Solutions
Effective October 1, 2021, GLS completed its first loss portfolio transfer transaction which includes an adverse development cover. Since then GLS continues to develop additional opportunities consistent with its business plan which should further enhance our ability to pursue the asset and capital management pillars of our business strategy. GLS and its subsidiaries have completed additional transactions, and as of September 30, 2022, GLS and its subsidiaries have insurance related liabilities totaling $29,510 which included total reserves of $16,343, derivative liability on retroactive reinsurance of $9,035 and deferred gains on retroactive reinsurance of $4,132.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies
There have been no material changes to the significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, except for the following:
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
The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net loss for the three months ended September 30, 2022 and 2021, respectively:

For the Three Months Ended September 30, 2022	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$6,185	$(805)	$5,380
Net premiums written	$6,027	$(805)	$5,222
Net premiums earned	$6,932	$5,319	$12,251
Other insurance revenue	368	—	368
Net loss and LAE	(1,965)	(15,461)	(17,426)
Commission and other acquisition expenses	(3,394)	(2,004)	(5,398)
General and administrative expenses	(1,901)	(521)	(2,422)
Underwriting income (loss)	$40	$(12,667)	(12,627)
Reconciliation to net loss
Net investment income and net realized and unrealized investment losses			5,065
Interest and amortization expenses			(4,833)
Foreign exchange and other gains, net			8,586
Other general and administrative expenses			(4,069)
Income tax benefit			91
Interest in loss of equity method investments			(373)
Net loss			$(8,160)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Three Months Ended September 30, 2021	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$5,684	$1,137	$6,821
Net premiums written	$5,816	$1,137	$6,953
Net premiums earned	$7,521	$7,509	$15,030
Other insurance revenue	138	—	138
Net loss and LAE	(554)	(9,960)	(10,514)
Commission and other acquisition expenses	(3,461)	(2,852)	(6,313)
General and administrative expenses	(1,583)	(407)	(1,990)
Underwriting income (loss)	$2,061	$(5,710)	(3,649)
Reconciliation to net loss
Net investment income and net realized and unrealized investment losses			6,540
Interest and amortization expenses			(4,832)
Foreign exchange and other gains, net			4,116
Other general and administrative expenses			(4,660)
Income tax benefit			155
Interest in loss from equity method investments			(810)
Net loss			$(3,140)

The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net (loss) income for the nine months ended September 30, 2022 and 2021, respectively:

For the Nine Months Ended September 30, 2022	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$17,069	$(18,520)	$(1,451)
Net premiums written	$16,605	$(18,520)	$(1,915)
Net premiums earned	$20,012	$3,804	$23,816
Other insurance revenue	888	—	888
Net loss and LAE	(2,945)	(19,072)	(22,017)
Commission and other acquisition expenses	(10,684)	(2,127)	(12,811)
General and administrative expenses	(7,007)	(2,281)	(9,288)
Underwriting income (loss)	$264	$(19,676)	(19,412)
Reconciliation to net loss
Net investment income and net realized and unrealized investment gains			23,719
Interest and amortization expenses			(14,498)
Foreign exchange and other gains, net			19,121
Other general and administrative expenses			(15,383)
Income tax expense			(451)
Interest in loss from equity method investments			(2,143)
Net loss			$(9,047)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Nine Months Ended September 30, 2021	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$10,947	$(3,082)	$7,865
Net premiums written	$10,600	$(3,082)	$7,518
Net premiums earned	$20,723	$19,383	$40,106
Other insurance revenue	946	—	946
Net loss and LAE	(3,216)	(4,330)	(7,546)
Commission and other acquisition expenses	(11,668)	(7,486)	(19,154)
General and administrative expenses	(6,190)	(1,785)	(7,975)
Underwriting income	$595	$5,782	6,377
Reconciliation to net income
Net investment income and net realized and unrealized investment gains			32,609
Interest and amortization expenses			(14,495)
Foreign exchange and other gains, net			6,070
Other general and administrative expenses			(21,578)
Income tax benefit			363
Interest in income from equity method investments			4,912
Net income			$14,258

The following tables summarize the financial position of the Company's reportable segments including the reconciliation to the Company's consolidated total assets at September 30, 2022 and December 31, 2021:

September 30, 2022	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$96,068	$1,481,705	$1,577,773
Corporate assets	—	—	411,841
Total Assets	$96,068	$1,481,705	$1,989,614

December 31, 2021	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$126,116	$1,810,940	$1,937,056
Corporate assets	—	—	385,554
Total Assets	$126,116	$1,810,940	$2,322,610

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the three and nine months ended September 30, 2022 and 2021:

For the Three Months Ended September 30,	2022	2021
Net premiums written	Total	Total
Diversified Reinsurance
International	$6,027	$5,816
Total Diversified Reinsurance	6,027	5,816
AmTrust Reinsurance
Small Commercial Business	(636)	(1,309)
Specialty Program	(43)	22
Specialty Risk and Extended Warranty	(126)	2,424
Total AmTrust Reinsurance	(805)	1,137
Total Net Premiums Written	$5,222	$6,953

For the Nine Months Ended September 30,	2022	2021
Net premiums written	Total	Total
Diversified Reinsurance
International	$16,605	$10,600
Total Diversified Reinsurance	16,605	10,600
AmTrust Reinsurance
Small Commercial Business	(15,007)	(5,381)
Specialty Program	732	(7)
Specialty Risk and Extended Warranty	(4,245)	2,306
Total AmTrust Reinsurance	(18,520)	(3,082)
Total Net Premiums Written	$(1,915)	$7,518

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables set forth financial information for net premiums earned by major line of business and reportable segment for the three and nine months ended September 30, 2022 and 2021:

For the Three Months Ended September 30,	2022		2021
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$6,932	56.6%	$7,521	50.0%
Total Diversified Reinsurance	6,932	56.6%	7,521	50.0%
AmTrust Reinsurance
Small Commercial Business	(636)	(5.2)%	(1,227)	(8.1)%
Specialty Program	(43)	(0.4)%	28	0.2%
Specialty Risk and Extended Warranty	5,998	49.0%	8,708	57.9%
Total AmTrust Reinsurance	5,319	43.4%	7,509	50.0%
Total Net Premiums Earned	$12,251	100.0%	$15,030	100.0%

For the Nine Months Ended September 30,	2022		2021
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$20,012	84.0%	$20,723	51.7%
Total Diversified Reinsurance	20,012	84.0%	20,723	51.7%
AmTrust Reinsurance
Small Commercial Business	(14,995)	(63.0)%	(5,073)	(12.6)%
Specialty Program	733	3.1%	12	—%
Specialty Risk and Extended Warranty	18,066	75.9%	24,444	60.9%
Total AmTrust Reinsurance	3,804	16.0%	19,383	48.3%
Total Net Premiums Earned	$23,816	100.0%	$40,106	100.0%

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
a)Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of fixed maturities at September 30, 2022 and December 31, 2021 are as follows:

September 30, 2022	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$58,464	$—	$(241)	$58,223
U.S. agency bonds – mortgage-backed	73,874	—	(7,682)	66,192
Collateralized mortgage-backed securities	7,199	—	(397)	6,802
Non-U.S. government bonds	12,586	—	(1,605)	10,981
Collateralized loan obligations	175,047	—	(30,514)	144,533
Corporate bonds	105,144	—	(19,902)	85,242
Total fixed maturity investments	$432,314	$—	$(60,341)	$371,973

December 31, 2021	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$59,989	$—	$(110)	$59,879
U.S. agency bonds – mortgage-backed	96,554	2,429	(193)	98,790
Collateralized mortgage-backed securities	14,972	565	—	15,537
Non-U.S. government bonds	3,163	113	—	3,276
Collateralized loan obligations	183,974	140	(5,093)	179,021
Corporate bonds	236,692	10,094	(6,144)	240,642
Total fixed maturity investments	$595,344	$13,341	$(11,540)	$597,145
The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2022	Amortized cost	Fair value
Due in one year or less	$65,624	$64,525
Due after one year through five years	92,969	77,117
Due after five years through ten years	17,601	12,804
	176,194	154,446
U.S. agency bonds – mortgage-backed	73,874	66,192
Collateralized mortgage-backed securities	7,199	6,802
Collateralized loan obligations	175,047	144,533
Total fixed maturity investments	$432,314	$371,973

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bonds	$58,076	$(239)	$147	$(2)	$58,223	$(241)
U.S. agency bonds – mortgage-backed	63,136	(6,982)	3,056	(700)	66,192	(7,682)
Collateralized mortgage-backed securities	6,802	(397)	—	—	6,802	(397)
Non-U.S. government bonds	10,981	(1,605)	—	—	10,981	(1,605)
Collateralized loan obligations	63,813	(6,602)	80,720	(23,912)	144,533	(30,514)
Corporate bonds	63,739	(11,718)	21,503	(8,184)	85,242	(19,902)
Total temporarily impaired fixed maturities	$266,547	$(27,543)	$105,426	$(32,798)	$371,973	$(60,341)
At September 30, 2022, there were 120 securities in an unrealized loss position with a fair value of $371,973 and unrealized losses of $60,341. Of these securities in an unrealized loss position, there were 31 securities in our portfolio that have been in an unrealized loss position for twelve months or greater with a fair value of $105,426 and unrealized losses of $32,798.

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
Other-than-temporarily impaired ("OTTI")
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At September 30, 2022, we determined that unrealized losses on fixed maturities were primarily due to changes in interest rates as well as the impact of foreign exchange rate changes on certain foreign currency denominated fixed maturities since their date of purchase. All fixed maturity securities continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed maturity securities that the Company does not intend to sell or is not more likely than not that the Company will be required to sell before its anticipated recovery of their amortized cost basis is recognized in net income, with the non-credit related impairment recognized in comprehensive income.
Based on the Company's analysis, our fixed maturity portfolio is of high credit quality and we believe the amortized cost basis of the securities will ultimately be recovered. The Company continually monitors the credit quality of the fixed maturity investments to assess if it is probable that it will receive contractual or estimated cash flows in the form of principal and interest. There was no impairment recorded for the three and nine months ended September 30, 2022 and 2021, respectively.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

The following tables summarize the credit ratings of our fixed maturities as at September 30, 2022 and December 31, 2021:

September 30, 2022	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$58,464	$58,223	15.6%
U.S. agency bonds	73,874	66,192	17.8%
AAA	147,990	119,653	32.2%
AA+, AA, AA-	44,766	40,812	11.0%
A+, A, A-	46,912	37,616	10.1%
BBB+, BBB, BBB-	54,535	45,066	12.1%
BB+ or lower	5,773	4,411	1.2%
Total fixed maturities (1)	$432,314	$371,973	100.0%

December 31, 2021	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$59,989	$59,879	10.0%
U.S. agency bonds	96,554	98,790	16.6%
AAA	161,179	156,706	26.2%
AA+, AA, AA-	38,999	39,140	6.6%
A+, A, A-	99,748	99,962	16.7%
BBB+, BBB, BBB-	126,770	129,618	21.7%
BB+ or lower	12,105	13,050	2.2%
Total fixed maturities(1)	$595,344	$597,145	100.0%
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
Other investments
The table shows the composition of the Company's other investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Carrying value	% of Total	Carrying value	% of Total
Private equity funds	$31,777	22.6%	$23,324	19.8%
Private credit funds	24,129	17.1%	20,922	17.8%
Other privately held investments	32,115	22.8%	30,500	25.9%
Total other investments at fair value	88,021	62.5%	74,746	63.5%
Investments in direct lending entities (at cost)	52,783	37.5%	42,976	36.5%
Total other investments	$140,804	100.0%	$117,722	100.0%
The Company's investments in direct lending entities of $52,783 at September 30, 2022 (December 31, 2021 - $42,976) are carried at cost less impairment, if any, with any indication of impairment recognized in net income when determined. No impairment was recognized for the three and nine months ended September 30, 2022 and 2021. Please see "Note 5(d). Fair Value Measurements" for additional information regarding this investment.

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
The following table provides the cost and fair values of the equity securities held at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Privately held equity securities	$38,260	$42,002	$22,756	$22,829
Publicly traded equity securities	559	598	559	1,174
Total equity securities	$38,819	$42,600	$23,315	$24,003
Equity Method Investments
The Company's equity method investments include real estate investments, hedge fund investments, and other investments. The table below shows the carrying value of our equity method investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Carrying Value	% of Total	Carrying Value	% of Total
Real estate investments	$44,925	56.0%	$44,050	52.6%
Hedge fund investments	15,447	19.3%	32,929	39.3%
Other investments	19,793	24.7%	6,763	8.1%
Total equity method investments	$80,165	100.0%	$83,742	100.0%
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
c)Net Investment Income
Net investment income was derived from the following sources for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed maturities	$2,259	$4,449	$7,074	$15,535
Income on funds withheld	2,616	2,708	8,753	7,928
Interest income from loan to related party	1,771	885	3,808	2,611
Cash and cash equivalents and other investments	930	377	2,292	613
	7,576	8,419	21,927	26,687
Investment expenses	(939)	(942)	(1,056)	(2,091)
Net investment income	$6,637	$7,477	$20,871	$24,596
d) Net Realized and Unrealized Investment Gains (Losses)
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized and unrealized investment gains (losses) included in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

For the Three Months Ended September 30, 2022	Gross gains	Gross losses	Net
Fixed maturities	$591	$(495)	$96
Equity securities	217	(63)	154
Other investments	393	(2,215)	(1,822)
Net realized and unrealized investment gains (losses)	$1,201	$(2,773)	$(1,572)

For the Three Months Ended September 30, 2021	Gross gains	Gross losses	Net
Fixed maturities	$1,890	$(99)	$1,791
Equity securities	106	(3,001)	(2,895)
Other investments	297	(130)	167
Net realized and unrealized investment gains (losses)	$2,293	$(3,230)	$(937)

For the Nine Months Ended September 30, 2022	Gross gains	Gross losses	Net
Fixed maturities	$1,829	$(637)	$1,192
Equity securities	3,876	(875)	3,001
Other investments	2,825	(4,170)	(1,345)
Net realized and unrealized investment gains (losses)	$8,530	$(5,682)	$2,848

For the Nine Months Ended September 30, 2021	Gross gains	Gross losses	Net
Fixed maturities	$6,137	$(343)	$5,794
Equity securities	5,168	(3,638)	1,530
Other investments	838	(149)	689
Net realized and unrealized investment gains (losses)	$12,143	$(4,130)	$8,013
Realized and unrealized gains and losses from equity securities detailed above include both sales of equity securities and unrealized gains and losses from fair value changes. The unrealized gains and losses recognized in net income for the three and nine months ended September 30, 2022 and 2021 for investments still held at September 30, 2022 and 2021, respectively, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net gains (losses) recognized for equity securities	$154	$(2,895)	$3,001	$1,530
Net gains recognized for equity securities divested	—	—	—	(441)
Unrealized gains (losses) recognized for equity securities still held at reporting date	$154	$(2,895)	$3,001	$1,089
Proceeds from sales of fixed maturity investments were $35,107 and $139,645 for the three and nine months ended September 30, 2022, respectively (2021 - $126,282 and $332,636, respectively).
Net unrealized gains (losses) were as follows at September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022	December 31, 2021
Fixed maturity investments	$(60,341)	$1,801
Equity method investments	—	(4,414)
Total net unrealized losses	(60,341)	(2,613)
Deferred income tax	216	(80)
Net unrealized losses, net of deferred income tax	$(60,125)	$(2,693)
Change, net of deferred income tax	$(57,432)	$(52,050)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
e)Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of restricted assets at September 30, 2022 and December 31, 2021 are:

	September 30, 2022	December 31, 2021
Restricted cash – third party agreements	$15,297	$19,177
Restricted cash – related party agreements	32,825	20,242
Total restricted cash	48,122	39,419
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2022 – $50,394; 2021 – $48,860)	50,235	48,845
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2022 – $327,148; 2021 – $493,128)	274,103	493,883
Total restricted investments	324,338	542,728
Total restricted cash and investments	$372,460	$582,147
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments that are measured at fair value on a recurring basis held at September 30, 2022 and December 31, 2021.
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
At September 30, 2022 and December 31, 2021, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$58,223	$—	$—	$—	$58,223
U.S. agency bonds – mortgage-backed	—	66,192	—	—	66,192
Collateralized mortgage-backed bonds	—	6,802	—	—	6,802
Non-U.S. government bonds	—	10,981	—	—	10,981
Collateralized loan obligations	—	144,533	—	—	144,533
Corporate bonds	—	85,242	—	—	85,242
Equity securities	598	—	17,305	24,697	42,600
Other investments	—	—	—	88,021	88,021
Total investments	$58,821	$313,750	$17,305	$112,718	$502,594
As a percentage of total assets	3.0%	15.8%	0.9%	5.7%	25.4%

Derivative liability on retroactive reinsurance	$—	$—	$9,035	$—	$9,035

December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$59,879	$—	$—	$—	$59,879
U.S. agency bonds – mortgage-backed	—	98,790	—	—	98,790
Collateralized mortgage-backed bonds	—	15,537	—	—	15,537
Non-U.S. government bonds	—	3,276	—	—	3,276
Collateralized loan obligations	—	179,021	—	—	179,021
Corporate bonds	—	240,642	—	—	240,642
Equity securities	1,174	—	5,094	17,735	24,003
Other investments	—	—	1,000	73,746	74,746
Total investments	$61,053	$537,266	$6,094	$91,481	$695,894
As a percentage of total assets	2.6%	23.1%	0.3%	3.9%	29.9%
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
The Pricing Service was utilized to estimate fair value measurements for 98.8% and 99.0% of our fixed maturities at September 30, 2022 and December 31, 2021, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
At September 30, 2022 and December 31, 2021, approximately 1.2% and 1.0%, respectively, of our fixed maturities were valued using the market approach. At September 30, 2022, one security or $4,411 (2021 - one security or $6,225) of our fixed maturity investment portfolio classified as Level 2 were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At September 30, 2022 and December 31, 2021, the Company has not adjusted any pricing provided to it based on the review performed by its investment managers.
During the nine months ended September 30, 2021, the Company transferred its equity investment in an insurtech start-up company focused on technological advancement in the automobile insurance industry out of Level 3 within the fair value hierarchy and into Level 1 due to the recent completion of its initial public offering. There were no transfers to or from Level 3 during the nine months ended September 30, 2022.
(c) Level 3 Financial Instruments
At September 30, 2022, the Company holds Level 3 financial instruments which include privately held equity investments of $17,305 (December 31, 2021 - $6,094) and derivative liability on retroactive reinsurance of $9,035. The fair value of privately held equity investments are estimated using quarterly unaudited capital or financial statements or recent private market transactions, where applicable. The fair value of derivative instruments are determined using a discounted cash flow model in which the Company examines current market conditions, historical results as well as contract specific information that may impact future cash flows in order to assess the reasonableness of inputs used in the valuation model. Due to significant unobservable inputs in these valuations, the Company classifies the fair values as Level 3 within the fair value hierarchy.
The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at September 30, 2022:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Private equity investments	$6,860	Quarterly financial statements	Estimated maturity dates	1.0 years	to	3.0 years
Others including start-ups	10,445	Recent market transactions	Liquidity discount rates
Total Level 3 investments	$17,305

Derivative liability on retroactive reinsurance	$9,035	Discounted cash flows	Duration matched discount rates	2.0%	to	3.0%
The following table shows the reconciliation of beginning and ending balances for investments measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2022 and 2021. The Company includes any related interest and dividend income in net investment income and are excluded from the reconciliation in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Balance - beginning of period	$15,194	$6,094	$6,094	$2,844
Sales	—	—	(1,000)	—
Net unrealized gains	111	—	3,770	—
Purchases	2,000	—	8,441	4,250
Transfers out of Level 3	—	—	—	(1,000)
Total Level 3 investments - end of period	$17,305	$6,094	$17,305	$6,094

(d) Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried, at fair value, except for certain financial instruments related to insurance contracts.
At September 30, 2022, the carrying values of cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable, loan to related party, liability for securities purchased and certain other assets and liabilities approximate fair values due to their inherent short duration. As these financial instruments are not actively traded, the fair values of these financial instruments are classified as Level 2.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
The fair values of the Senior Notes (as defined in "Note 7. Long-Term Debt") are based on indicative market pricing obtained from a third-party pricing service which uses observable market inputs, and therefore the fair values of these liabilities are classified as Level 2. The following table presents the respective carrying value and fair value for the Senior Notes as at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes - MHLA – 6.625%	$110,000	$66,880	$110,000	$94,820
Senior Notes - MHNC – 7.75%	152,500	108,885	152,500	140,300
Total Senior Notes	$262,500	$175,765	$262,500	$235,120

6. Shareholders' Equity
a)Common Shares
At September 30, 2022, the aggregate authorized share capital of the Company is 150,000,000 shares from which 93,414,080 common shares were issued, of which 87,161,499 common shares are outstanding, and 18,600,000 preference shares were issued, all of which are outstanding. The remaining 37,985,920 shares are undesignated at September 30, 2022. Excluding the preference shares held by Maiden Reinsurance, a total of 4,786,884 preference shares are held by non-affiliates.
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
The following table shows the summary of the Company's preference shares repurchases made for the nine months ended September 30, 2022 and three and nine months ended September 30, 2021; no preference shares were repurchased during the three months ended September 30, 2022:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Number of shares purchased	Average price of shares purchased	Number of shares purchased	Average price of shares purchased	Number of shares purchased	Average price of shares purchased

Series A	135,353	$13.51	435,639	$5.27	3,519,093	$14.74
Series C	241,466	13.42	625,742	7.08	2,917,244	14.44
Series D	181,817	13.34	520,128	6.26	2,639,336	14.45
Total	558,636	13.42	1,581,509	6.31	9,075,673	14.56

Total price paid	$7,495		$9,983		$132,153
Gain on purchase	$6,004		$28,233		$87,168
The following table shows the summary of changes for the Company's preference shares outstanding (including the total of the Company's preference shares held by Maiden Reinsurance pursuant to the cash tender offer in December 2020 and the 2021 Preference Share Repurchase Program) at September 30, 2022:

As of September 30, 2022	Series A	Series C	Series D	Total
Outstanding shares issued by Maiden Holdings	6,000,000	6,600,000	6,000,000	18,600,000
Less: Total shares held by Maiden Reinsurance	4,499,950	4,855,972	4,457,194	13,813,116
Total shares held by non-affiliates	1,500,050	1,744,028	1,542,806	4,786,884
Percentage held by Maiden Reinsurance	75.0%	73.6%	74.3%	74.3%
The Company's remaining authorization for preference share repurchases was $3,861 at September 30, 2022. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for more details on preference shares. The Company has announced its intention to exchange all outstanding preference shares for the Company's common shares subsequent to September 30, 2022. Please see "Note 14. Subsequent Events" for details.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
6. Shareholders' Equity (continued)
c)Treasury Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common shares from time to time at market prices. The Company has a remaining authorization of $74,245 for common share repurchases at September 30, 2022 (December 31, 2021 - $74,245). No repurchases were made during the three and nine months ended September 30, 2022 and 2021 under the common share repurchase plan.
During the three months ended September 30, 2021, the Company repurchased a total of 21,509 common shares at an average price per share of $3.43 from employees, which represent withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares. There were no repurchases made during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company repurchased 403,716 common shares (2021 - 821,057) at an average price per share of $2.50 (2021 - $2.96) from employees, which represent withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares.
d)Accumulated Other Comprehensive Income (Loss)
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended September 30, 2022	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(45,266)	$6,326	$(38,940)
Other comprehensive (loss) income before reclassifications	(14,811)	2,246	(12,565)
Amounts reclassified from AOCI to net income, net of tax	(48)	—	(48)
Net current period other comprehensive (loss) income	(14,859)	2,246	(12,613)
Ending balance, Maiden shareholders	$(60,125)	$8,572	$(51,553)

For the Three Months Ended September 30, 2021	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$23,632	$(17,909)	$5,723
Other comprehensive (loss) income before reclassifications	(14,611)	6,036	(8,575)
Amounts reclassified from AOCI to net income, net of tax	(2,007)	—	(2,007)
Net current period other comprehensive (loss) income	(16,618)	6,036	(10,582)
Ending balance, Maiden shareholders	$7,014	$(11,873)	$(4,859)
For the Nine Months Ended September 30, 2022	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(2,693)	$(9,522)	$(12,215)
Other comprehensive (loss) income before reclassifications	(51,736)	18,094	(33,642)
Amounts reclassified from AOCI to net income, net of tax	(5,696)	—	(5,696)
Net current period other comprehensive (loss) income	(57,432)	18,094	(39,338)
Ending balance, Maiden shareholders	$(60,125)	$8,572	$(51,553)
For the Nine Months Ended September 30, 2021	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$49,357	$(25,500)	$23,857
Other comprehensive (loss) income before reclassifications	(35,311)	13,627	(21,684)
Amounts reclassified from AOCI to net income, net of tax	(7,032)	—	(7,032)
Net current period other comprehensive (loss) income	(42,343)	13,627	(28,716)
Ending balance, Maiden shareholders	$7,014	$(11,873)	$(4,859)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At September 30, 2022 and December 31, 2021, Maiden Holdings had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") and its wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA") had outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes") (collectively "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following tables detail the issuances of Senior Notes outstanding at September 30, 2022 and December 31, 2021:

September 30, 2022	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,420	3,564	6,984
Carrying value	$106,580	$148,936	$255,516

December 31, 2021	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,463	3,690	7,153
Carrying value	$106,537	$148,810	$255,347

Other details:
Original debt issuance costs	$3,715	$5,054
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%
The interest expense incurred on the Senior Notes for the three and nine months ended September 30, 2022 was $4,776 and $14,329, respectively (2021 - $4,776 and $14,329, respectively), of which $1,342 was accrued at both September 30, 2022 and December 31, 2021, respectively. The issuance costs related to the Senior Notes were capitalized and are being amortized over the effective life of the Senior Notes. The amortization expense for the three and nine months ended September 30, 2022 was $57 and $169, respectively (2021 - $56 and $166, respectively).
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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the nine months ended September 30, 2022 and 2021 was as follows:

For the Nine Months Ended September 30,	2022	2021
Premiums written
Direct	$17,383	$16,181
Assumed	(18,834)	(8,316)
Ceded	(464)	(347)
Net	$(1,915)	$7,518
Premiums earned
Direct	$17,332	$17,186
Assumed	6,942	24,103
Ceded	(458)	(1,183)
Net	$23,816	$40,106
Loss and LAE
Gross loss and LAE	$22,511	$6,132
Loss and LAE ceded	(494)	1,414
Net	$22,017	$7,546
The Company's reinsurance recoverable on unpaid losses balance as at September 30, 2022 was $547,975 (December 31, 2021 - $562,845) presented in the Condensed Consolidated Balance Sheets. At September 30, 2022 and December 31, 2021, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $67,181 at September 30, 2022 (December 31, 2021 - $69,006).
On July 31, 2019, Maiden Reinsurance and Cavello entered into a Loss Portfolio Transfer and Adverse Development Cover Agreement ("LPT/ADC Agreement") pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2,178,535 retention up to $600,000, in exchange for a retrocession premium of $445,000. The $2,178,535 retention is subject to adjustment for paid losses subsequent to December 31, 2018. The LPT/ADC Agreement provides Maiden Reinsurance with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445,000 are recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. The amount of the deferral is recalculated each period based on loss payments and updated estimates. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. As of September 30, 2022, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $480,138 while the deferred gain liability under the LPT/ADC Agreement was $35,138 (December 31, 2021 - $490,860 and $45,860, respectively). Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2025.
Cavello provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement. Cavello is subject to additional collateral funding requirements as explained in "Note 10. Related Party Transactions". As of September 30, 2022, the amount of collateral required was $424,588. Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar, has credit ratings of BBB from both Standard & Poor's and Fitch Ratings at September 30, 2022.

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

	September 30, 2022	December 31, 2021
Reserve for reported loss and LAE	$692,881	$851,950
Reserve for losses incurred but not reported ("IBNR")	453,203	637,423
Reserve for loss and LAE	$1,146,084	$1,489,373
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Nine Months Ended September 30,	2022	2021
Gross loss and LAE reserves, January 1	$1,489,373	$1,893,299
Less: reinsurance recoverable on unpaid losses, January 1	562,845	592,571
Net loss and LAE reserves, January 1	926,528	1,300,728
Net incurred losses related to:
Current year	27,510	31,259
Prior years	(5,493)	(23,713)
	22,017	7,546
Net paid losses related to:
Current year	(334)	(17,137)
Prior years	(319,132)	(288,202)
	(319,466)	(305,339)
Change in deferred gain on retroactive reinsurance	12,024	24,296
Assumed retroactive reinsurance business	7,580	—
Effect of foreign exchange rate movements	(50,574)	(21,332)
Net loss and LAE reserves, September 30	598,109	1,005,899
Reinsurance recoverable on unpaid losses, September 30	547,975	561,627
Gross loss and LAE reserves, September 30	$1,146,084	$1,567,526
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years. The favorable or unfavorable development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. The Company recognized adverse prior year loss development of $834 for the three months ended September 30, 2022 and favorable prior year loss development of $5,493 for the nine months ended September 30, 2022 (2021 - favorable $5,352 and $23,713, respectively).
In the Diversified Reinsurance segment, there was favorable prior year loss development of $590 and $1,975 for the three and nine months ended September 30, 2022 (2021 - favorable $1,676 and $2,613, respectively). Prior year loss development for the three and nine months ended September 30, 2022 was primarily due to favorable reserve development in German Auto Programs and GLS policies partly offset by adverse development in European Capital Solutions. Prior year loss development for the three and nine months ended September 30, 2021 was due to favorable reserve development in German Auto Programs, European Capital Solutions and other runoff business.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
9. Reserve for Loss and Loss Adjustment Expenses (continued)
In the AmTrust Reinsurance segment, net adverse prior year loss development was $1,424 during the three months ended September 30, 2022, compared to favorable prior year loss development of $3,676 for the same period in 2021. Net adverse prior year loss development for the three months ended September 30, 2022 was driven by unfavorable movements in European Hospital Liability due to higher than expected loss emergence in Italian Hospital Liability policies as well as the agreed exit cost of $3,666 (€3,444) for the commutation of French Hospital Liability policies as described in "Note 10. Related Party Transactions"; partly offset by favorable runoff of Workers Compensation business. Net favorable prior year loss development for the three months ended September 30, 2021 was experienced in Workers Compensation and Commercial Auto Liability.
In the AmTrust Reinsurance segment, net favorable prior year loss development was $3,518 during the nine months ended September 30, 2022, compared to net favorable prior year loss development of $21,100 for the same period in 2021. Net favorable prior year loss development of $3,518 during the nine months ended September 30, 2022 included $5,346 of favorable reserve adjustments for estimated surcharges on Workers' Compensation policies and inuring AmTrust reinsurance for programs in Specialty Risk and Extended Warranty cessions ("AmTrust Cession Adjustments"). Excluding the AmTrust Cession Adjustments, there was adverse development of $1,828 for the nine months ended September 30, 2022 driven by unfavorable movements in European Hospital Liability due to higher than expected loss emergence in Italian Hospital Liability policies as well as the agreed exit cost of $3,666 (€3,444) for the commutation of French Hospital Liability policies as described in "Note 10. Related Party Transactions"; partly offset by favorable runoff of Workers Compensation business. Prior year favorable loss development in 2021 in Workers Compensation and Commercial Auto Liability was partly offset by adverse development in Hospital Liability.
The change in the deferred gain on retroactive reinsurance was $12,024 for the nine months ended September 30, 2022 (2021 - $24,296). This change included a decrease in the deferred gain liability and related reinsurance recoverable on unpaid losses under the LPT/ADC Agreement with Cavello of $10,722 for the nine months ended September 30, 2022 (2021 - $24,296) due to favorable development on loss reserves covered under the LPT/ADC Agreement. The deferred gain on retroactive reinsurance under the LPT/ADC Agreement represents the cumulative adverse development for covered risks in the AmTrust Quota Share as of September 30, 2022 and December 31, 2021. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2025.

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
Effective July 1, 2022, Maiden Reinsurance and AIU DAC entered into an agreement ("Commutation Agreement") which provided for AIU DAC to assume all reserves ceded by AIU DAC to Maiden Reinsurance with respect to AIU DAC’s French Medical Malpractice exposures for underwriting years 2012 through 2018 reinsured by Maiden Reinsurance under the European Hospital Liability Quota Share. In accordance with the Commutation Agreement, Maiden Reinsurance paid $31,291 (€29,401) to AIU DAC, which is the sum of net ceded reserves of $27,625 (€25,956) and an agreed exit cost of $3,666 (€3,444). As a result of the Commutation Agreement, Maiden Reinsurance reduced its exposure to AmTrust's Hospital Liability business, however, it continues to have exposure to Italian medical malpractice liabilities under the European Hospital Liability Quota Share.
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Condensed Consolidated Income Statements for the three and nine months ended September 30, 2022 and 2021, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Gross and net premiums written	$(805)	$1,137	$(18,520)	$(3,082)
Net premiums earned	5,319	7,509	3,804	19,383
Net loss and LAE	(15,461)	(9,960)	(19,072)	(4,330)
Commission and other acquisition expenses	(2,004)	(2,852)	(2,127)	(7,486)
Collateral provided to AmTrust
a) AmTrust Quota Share
To provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of AmTrust's insurance subsidiaries, established trust accounts ("Trust Accounts") for their benefit. Maiden Reinsurance has provided appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
obligations to the AmTrust subsidiaries to whom AII is required to provide collateral which can include (a) assets loaned by Maiden Reinsurance to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Reinsurance for deposit into the Trust Accounts, or (c) a letter of credit obtained by Maiden Reinsurance and delivered to an AmTrust subsidiary on AII's behalf. Maiden Reinsurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Reinsurance's proportionate share of its obligations under the AmTrust Quota Share. The collateral requirements under the AmTrust Quota Share with AII was satisfied as follows:
•by lending funds of $167,975 at September 30, 2022 and December 31, 2021 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. Interest income on the loan was $1,771 and $3,808 for the three and nine months ended September 30, 2022, respectively (2021 - $885 and $2,611, respectively) and the effective yield was 4.2% and 3.0% for the respective periods (2021 - 2.1% and 2.1%).
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
•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral at September 30, 2022 was $104,453 (December 31, 2021 - $246,874) and the accrued interest was $589 (December 31, 2021 - $1,171). Please refer to "Note 4. (e) Investments" for additional information;
•on January 11, 2019, a portion of the existing Trust Accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred $575,000 to AmTrust as a funds withheld receivable which has an annual interest rate for 2022 of 2.1%, subject to annual adjustment. The annual interest rate was 1.80% for 2021. At September 30, 2022, the funds withheld balance was $490,603 (December 31, 2021 - $575,000) and the accrued interest was $2,597 (December 31, 2021 - $2,609). The interest income on the funds withheld receivable was $2,597 and $8,585 for the three and nine months ended September 30, 2022, respectively (2021 - $2,609 and $7,741, respectively).
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of the collateral held in reinsurance trust accounts at September 30, 2022 was $197,737 (December 31, 2021 - $244,488) and the accrued interest was $710 (December 31, 2021 - $1,273). For AIU DAC, the Company utilized funds withheld to satisfy its collateral requirements which was used to settle the Commutation Agreement on September 12, 2022.
Therefore, at September 30, 2022, the amount of funds withheld was $0 (December 31, 2021 - $26,460) and the accrued interest was $0 (December 31, 2021 - $141). AIU DAC paid Maiden Reinsurance a fixed annual interest rate of 0.5% on the average daily funds withheld balance. The interest income on the funds withheld receivable was $3 and $59 for the three and nine months ended September 30, 2022, respectively (2021 - $37 and $111, respectively).
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
Maiden Reinsurance had $67 and $48 of reinsurance brokerage expense for the three and nine months ended September 30, 2022 (2021 - $94 and $242, respectively) and deferred reinsurance brokerage of $868 at September 30, 2022 (December 31, 2021 - $1,147) as a result of this agreement.
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $99 and $329 of investment management fees for the three and nine months ended September 30, 2022, respectively (2021 - $196 and $690, respectively) under this agreement.
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
683 Capital Partners, LP (“683 Partners”)
At September 30, 2022, 683 Partners and its affiliates own or control approximately 5.0% of the outstanding common shares of the Company. 683 Partners and its affiliates are not related parties as defined in ASC 850: Related Party Disclosures.
Limited Partnership Agreement with 683 Capital Management, LLC ("683 Capital")
In July 2020, the Company and 683 Capital entered into a limited partnership agreement (“683 LP Agreement”) whereby 683 Capital will separately manage certain funds of Maiden Reinsurance at its discretion, subject to guidelines established by the parties. Under the 683 LP Agreement, Maiden Reinsurance will pay 683 Capital a management fee and subject to certain metrics agreed to by the parties, an incentive fee upon attainment of those metrics. Maiden Reinsurance may periodically and in its discretion increase the amount invested under the 683 LP Agreement, and subject to certain conditions, reduce the amount invested under the 683 LP Agreement. Hedge fund investments of $15,447 were managed by 683 Capital under this agreement at September 30, 2022 (December 31, 2021 - $32,929) which reflected investment results through that date along with a reduction in the amount invested under the 683 LP Agreement during the nine months ended September 30, 2022.
11. Commitments, Contingencies and Guarantees
There are no material changes from the commitments, contingencies and concentrations previously disclosed in the Company’s Form 10-K for the year ended December 31, 2021.
a)Concentrations of Credit Risk
At September 30, 2022 and December 31, 2021, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance recoverable on paid and unpaid losses and funds withheld receivable. Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts that are considered potentially uncollectible. Letters of credit are provided by its reinsurers for material amounts recoverable as discussed in "Note 8. Reinsurance".
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at September 30, 2022. To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at September 30, 2022 will be fully collectible.
b)Investment Commitments and Related Financial Guarantees
The Company's unfunded commitments on other investments is $76,437 at September 30, 2022 (December 31, 2021 - $68,262). The Company's unfunded commitments on equity method investments was $25,069 at September 30, 2022 (December 31, 2021 - $25,950). The Company's unfunded commitments on private equity securities at September 30, 2022 was $17,663 (December 31, 2021 - $27,415). The Company's unfunded commitments on other investments at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
	Fair Value	% of Total	Fair Value	% of Total
Private equity funds	$56,767	74.3%	$46,149	67.6%
Private credit funds	14,981	19.6%	4,897	7.2%
Investments in direct lending entities	3,304	4.3%	13,216	19.4%
Other privately held investments	1,385	1.8%	4,000	5.8%
Total unfunded commitments on other investments	$76,437	100.0%	$68,262	100.0%
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
As discussed above, at September 30, 2022, guarantees of $41,302 (December 31, 2021 - $33,305) were provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.
c)Operating Lease Commitments
The Company leases office spaces, housing, office equipment and company vehicles under various operating leases expiring in various years through 2024. The Company's leases are currently classified as operating leases and none of them have non-lease components. For operating leases that have a lease term of more than twelve months, and whose lease payments are above a certain threshold, the Company recognizes a lease liability and a right-of-use asset in the Condensed Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 10%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. This amount of $328 is recorded as a lease liability within accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets at September 30, 2022 (December 31, 2021 - $473). The Company's weighted-average remaining lease term is approximately 2.1 years at September 30, 2022.
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

12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(8,160)	$(3,140)	$(9,047)	$14,258
Gain from repurchase of preference shares - Series A, C and D	—	6,004	28,233	87,168
Amount allocated to participating common shareholders(1)	—	(17)	(109)	(1,017)
Net (loss) income allocated to Maiden common shareholders	$(8,160)	$2,847	$19,077	$100,409
Denominator:
Weighted average number of common shares – basic	87,161,499	86,433,780	86,935,823	85,937,012
Potentially dilutive securities:
Share options and restricted share units(2)	—	4,452	1,729	4,406
Adjusted weighted average number of common shares – diluted(2)	87,161,499	86,438,232	86,937,552	85,941,418
Basic and diluted (loss) earnings per share attributable to common shareholders	$(0.09)	$0.03	$0.22	$1.17
(1)This represents the share in net income using the two-class method for holders of non-vested restricted shares issued to the Company's employees under the 2019 Omnibus Incentive Plan.
(2)Please refer to "Note 6. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for the terms and conditions of securities that could potentially be dilutive in the future. There were no potentially dilutive securities for the three months ended September 30, 2022 and 1,729 potentially dilutive securities for the nine months ended September 30, 2022 (2021 - 4,452 and 4,406, respectively).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
13. Income Taxes
The Company recognized an income tax benefit of $91 and income tax expense of $451 for the three and nine months ended September 30, 2022, respectively, compared to an income tax benefit of $155 and $363 for the same respective periods in 2021. The effective tax rate on the Company's net loss differs from the statutory rate of zero percent under Bermuda law due to tax on foreign operations, primarily the U.S. and Sweden. A valuation allowance has been established against the net U.S. deferred tax assets which are primarily attributable to net operating losses and discounting of loss reserves for tax purposes. At this time, the Company believes it is necessary to establish a valuation allowance against the U.S. net deferred tax assets due to insufficient positive evidence regarding the utilization of these tax benefits in the future.

14. Subsequent Events

Exchange of Preference Shares for Common Shares
On November 9, 2022, the Company announced its intention to exchange all of the Company’s outstanding 8.250% Non-Cumulative Preference Shares Series A (the “Series A Preference Shares”), 7.125% Non-Cumulative Preference Shares Series C (the “Series C Preference Shares”) and 6.700% Non-Cumulative Preference Shares Series D (the “Series D Preference Shares” and, together with the Series A Preference Shares and the Series C Preference Shares, the “Preference Shares”) for shares of Maiden’s common shares, $0.01 par value per share (the “Common Shares”), subject to the terms of the certificate of designations for each of the Preference Shares, as amended (the "Exchange"). The Exchange requires that the terms of each of the Preference Shares be varied and any such variation will require the affirmative vote of holders of two-thirds of the issued shares of each series of the Preference Shares. Maiden Reinsurance, which currently owns more than 73% of each series of the Preference Shares, has indicated it will consent to the variations for each of the series of Preference Shares in order to effectuate the Exchange. The Company’s board of directors (the “Board”) established a special committee consisting solely of disinterested and independent directors (the “Special Committee”) for the purpose of evaluating and, if appropriate, negotiating and approving potential amendments to the certificates of designations for each series of Preference Shares in order to effectuate the Exchange. Advised by its own financial and legal advisors, the Special Committee unanimously approved an exchange ratio of three Common Shares per Preference Share of each series for record holders of the Preference Shares. The Board has also approved the amendments to the certificates of designations for each series of Preference Shares, and the Exchange. Under the proposed terms of the Exchange, holders of Preference Shares at the time of the Exchange will receive Common Shares having a fair value that meets the “Minimum Price” as determined in accordance with the rules of NASDAQ and as will be described in an information statement that Maiden will file with the Securities and Exchange Commission (the “SEC”) and will distribute to preference shareholders (the “Information Statement”). Specifically, holders of Preference Shares of each series will receive, for each Preference Share held, three Common Shares, with the value of each Preference Share so exchanged being equal to three times the price that is the lower of: (i) the closing price of the Common Shares (as reflected on Nasdaq.com) immediately preceding the date of the Exchange; and (ii) the average closing price of the Common Shares (as reflected on Nasdaq.com) for the five trading days immediately preceding the date of the Exchange. As a result of the Exchange, the Preference Shares will no longer trade on the New York Stock Exchange, and no Preference Shares will be issued or outstanding. All rights of the former holders related to ownership of the Preference Shares will terminate.
Upon completion of the Exchange, it is expected that Maiden Reinsurance will own approximately 29% of the Common Shares as of the date of the Exchange as described above, which Common Shares will be eliminated for accounting and financial reporting purposes on the Company’s consolidated financial statements. Maiden Reinsurance's voting power, with respect to its Common Shares will be capped at 9.5% under the terms of the bye-laws of the Company.
The Exchange and the ownership of the Common Shares by Maiden Reinsurance is being made in compliance with Maiden Reinsurance's investment policy which has been approved by the Vermont Department of Financial Regulation.
As a result of the Exchange, Maiden estimates that its book value per Common Share will increase by approximately $0.82 per Common Share, subject to the determination of the final value of the Preference Shares and the exchange price of the Common Shares. Maiden expects to complete the transaction on or before December 31, 2022 and will notify holders of the exchange date when determined.

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
We believe Maiden Holdings North America, Ltd.'s ("Maiden NA") investments, including its ownership of Maiden Reinsurance and its active asset management strategy, will create opportunities to utilize net operating loss carry-forwards ("NOL") of $262.1 million as of September 30, 2022. These NOL carryforwards, in combination with additional net deferred tax assets ("DTA") primarily related to our insurance liabilities result in a net U.S. DTA (before valuation allowance) of $120.8 million or $1.39 per common share at September 30, 2022.
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
In recent years, we have invested approximately $263.6 million into alternative investments which include equity securities, other investments and equity method investments in a wide variety of asset classes and we believe these activities will exceed that benchmark cost of capital with adjustments as necessary if those returns do not emerge.
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
Effective October 1, 2021, GLS completed its first loss portfolio transfer transaction which includes an ADC cover. GLS and its subsidiaries have completed additional transactions in 2022 and as of September 30, 2022, GLS and its subsidiaries have insurance related liabilities totaling $29.5 million which included total reserves of $16.3 million, derivative liability on retroactive reinsurance of $9.0 million, and deferred gains on retroactive reinsurance of $4.1 million. GLS continues to write additional retroactive reinsurance transactions consistent with its business plan. In addition to producing returns that exceed the target cost of capital, we expect the business produced through GLS should further enhance our ability to pursue the asset and capital management pillars of our business strategy.
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
On March 3, 2021 and May 6, 2021, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100.0 million and $50.0 million, respectively, of the Company's preference shares from time to time at market prices in open market purchases or as may be privately negotiated. The authorizations are collectively referred to as the "2021 Preference Share Repurchase Program". The Company has a remaining authorization of $3.9 million for preference share repurchases at September 30, 2022.
On November 9, 2022, subject to the terms and conditions of the preference shares including the affirmative vote of two-thirds of our preference shareholders, we announced our plans to exchange all outstanding preference shares for our common shares. As part of this transaction, we estimate that our book value per common share will increase by approximately $0.82 in the fourth quarter of 2022 subject to the determination of the final value of the preference shares and the exchange price of the common shares. Please refer to "Notes to Condensed Consolidated Financial Statements - Note 14. Subsequent Events" under Item 8 "Financial Statements and Supplementary Data" in Part I Item 1. "Financial Information" for further information.
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

Three and Nine Months Ended September 30, 2022 and 2021 Financial Highlights

For the Three Months Ended September 30,	2022	2021	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net loss	$(8,160)	$(3,140)	$(5,020)
Gain from repurchase of preference shares	—	6,004	(6,004)
Net (loss) income attributable to Maiden common shareholders	(8,160)	2,864	(11,024)
Basic and diluted earnings per common share:
Net (loss) income attributable to common shareholders(2)	(0.09)	0.03	(0.12)
Gain from repurchase of preference securities per common share	—	0.07	(0.07)
Gross premiums written	5,380	6,821	(1,441)
Net premiums earned	12,251	15,030	(2,779)
Underwriting loss(3)	(12,627)	(3,649)	(8,978)
Net investment results(13)	4,692	5,730	(1,038)
Non-GAAP measures:
Non-GAAP operating loss(1)	(21,060)	(3,114)	(17,946)
Non-GAAP basic and diluted operating loss per common share(1)	(0.24)	(0.04)	(0.20)
Annualized non-GAAP operating return on average common shareholders' equity(1)	(32.6)%	(4.5)%	(28.1)

For the Nine Months Ended September 30,	2022	2021	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net (loss) income	$(9,047)	$14,258	$(23,305)
Gain from repurchase of preference shares	28,233	87,168	(58,935)
Net income attributable to Maiden common shareholders	19,186	101,426	(82,240)
Basic and diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	0.22	1.17	(0.95)
Gain from repurchase of preference shares per common share	0.32	1.01	(0.69)
Gross premiums written	(1,451)	7,865	(9,316)
Net premiums earned	23,816	40,106	(16,290)
Underwriting (loss) income(3)	(19,412)	6,377	(25,789)
Net investment results(13)	21,576	37,521	(15,945)
Non-GAAP measures:
Non-GAAP operating (loss) earnings(1)	(11,362)	58,135	(69,497)
Non-GAAP basic and diluted operating (loss) earnings per common share(1)	(0.13)	0.67	(0.80)
Annualized non-GAAP operating return on average common shareholders' equity(1)	(5.9)%	32.3%	(38.2)

	September 30, 2022	December 31, 2021	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(4)	$708,040	$888,699	$(180,659)
Total assets	1,989,614	2,322,610	(332,996)
Reserve for loss and LAE	1,146,084	1,489,373	(343,289)
Senior notes - principal amount	262,500	262,500	—
Common shareholders' equity	207,721	225,047	(17,326)
Shareholders' equity	327,393	384,257	(56,864)
Total capital resources(5)	589,893	646,757	(56,864)
Ratio of debt to total capital resources(10)	44.5%	40.6%	3.9
Book Value calculations:
Book value per common share(6)	$2.38	$2.60	$(0.22)
Accumulated dividends per common share(12)	4.27	4.27	—
Book value per common share plus accumulated dividends	$6.65	$6.87	$(0.22)
Change in book value per common share plus accumulated dividends	(3.2)%
Diluted book value per common share(7)	$2.37	$2.59	$(0.22)

Non-GAAP measures:
Adjusted book value per common share(8)	$2.79	$3.18	$(0.39)
Adjusted shareholders' equity(9)	362,531	434,200	(71,669)
Adjusted total capital resources(9)	625,031	696,700	(71,669)
Ratio of debt to adjusted total capital resources(11)	42.0%	37.7%	4.3
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
(13)Net investment results include the sum of net investment income, net realized and unrealized gains (losses), and interest in income (loss) of equity method investments.

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
The Company no longer presents certain non-GAAP measures such as combined ratio and its related components in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, as it believes that as the run-off of our reinsurance portfolios progresses, such ratios are increasingly not meaningful and of less value to readers as they evaluate the financial results of the Company, particularly compared to historical data.
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

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Gross premiums written	$5,380	$6,821	$(1,451)	$7,865
Net premiums written	$5,222	$6,953	$(1,915)	$7,518
Net premiums earned	$12,251	$15,030	$23,816	$40,106
Other insurance revenue	368	138	888	946
Net loss and LAE	(17,426)	(10,514)	(22,017)	(7,546)
Commission and other acquisition expenses	(5,398)	(6,313)	(12,811)	(19,154)
General and administrative expenses(1)	(2,422)	(1,990)	(9,288)	(7,975)
Underwriting (loss) income (2)	(12,627)	(3,649)	(19,412)	6,377
Other general and administrative expenses(1)	(4,069)	(4,660)	(15,383)	(21,578)
Net investment income	6,637	7,477	20,871	24,596
Net realized and unrealized investment (losses) gains	(1,572)	(937)	2,848	8,013
Foreign exchange and other gains	8,586	4,116	19,121	6,070
Interest and amortization expenses	(4,833)	(4,832)	(14,498)	(14,495)
Income tax benefit (expense)	91	155	(451)	363
Interest in (loss) income of equity method investments	(373)	(810)	(2,143)	4,912
Net (loss) income	(8,160)	(3,140)	(9,047)	14,258
Gain from repurchase of preference shares	—	6,004	28,233	87,168
Net (loss) income available to Maiden common shareholders	$(8,160)	$2,864	$19,186	$101,426
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

Net Income
Net loss available to Maiden common shareholders for the three months ended September 30, 2022 was $8.2 million compared to net income of $2.9 million for the same period in 2021. The net income for the three months ended September 30, 2021 included a gain from repurchase of our preference shares of $6.0 million. We did not repurchase any preference shares in the three months ended September 30, 2022; excluding the gain on the repurchase of our preference shares for the same period in 2021, net loss was $3.1 million for the third quarter of 2021 compared to a net loss of $8.2 million for the third quarter of 2022. The decrease in results during the third quarter of 2022 compared to the third quarter of 2021 was primarily due to:
•underwriting loss of $12.6 million for the three months ended September 30, 2022 compared to underwriting loss of $3.6 million in the same period in 2021 largely due to:
◦adverse prior year loss development of $0.8 million in the third quarter of 2022 compared to favorable prior year loss development of $5.4 million during the same period in 2021; and
◦on a current accident year basis, underwriting loss of $11.8 million for the three months ended September 30, 2022 compared to an underwriting loss of $9.0 million for the same period in 2021.
•total income from investment activities was $4.7 million for the three months ended September 30, 2022 compared to $5.7 million for the same period in 2021 which was comprised of:
◦net investment income decreased to $6.6 million for the three months ended September 30, 2022 compared to $7.5 million for the same period in 2021;
◦realized and unrealized investment losses were $1.6 million for the three months ended September 30, 2022 compared to losses of $0.9 million for the same period in 2021; and
◦interest in loss of equity method investments was $0.4 million for the three months ended September 30, 2022 compared to loss of $0.8 million for the same period in 2021.

The decrease in our results as discussed above was partially offset by the following:
•corporate general and administrative expenses decreased to $4.1 million for the three months ended September 30, 2022 compared to $4.7 million for the same period in 2021; and
•foreign exchange and other gains increased to $8.6 million for the three months ended September 30, 2022, compared to foreign exchange and other gains of $4.1 million for the same period in 2021.
Net income available to Maiden common shareholders for the nine months ended September 30, 2022 was $19.2 million compared to net income available to Maiden common shareholders of $101.4 million for the same period in 2021. The net decrease in results for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to lower gains in 2022 from the repurchase of our preference shares which were $28.2 million for the nine months ended September 30, 2022 compared to $87.2 million for the same period in 2021.
Excluding the gain on the repurchase of our Preference Shares, net loss for the nine months ended September 30, 2022 was $9.0 million compared to net income of $14.3 million for the same period in 2021. The most significant items affecting our financial performance during the nine months ended September 30, 2022 on a comparative basis to 2021 included:
•underwriting loss of $19.4 million in the nine months ended September 30, 2022 compared to underwriting income of $6.4 million in the same period in 2021 largely due to:
•favorable prior year loss development of $5.5 million for the nine months ended September 30, 2022 compared to favorable development of $23.7 million during the same period in 2021 primarily related to the quota share reinsurance agreements in the AmTrust Reinsurance segment;
•on a current accident year basis, underwriting loss of $24.9 million for the nine months ended September 30, 2022 compared to an underwriting loss of $17.3 million for the same period in 2021 primarily due to results within the AmTrust Reinsurance segment as discussed below and further within the segment analysis; and
•significantly higher than expected negative premium adjustments in the AmTrust Reinsurance segment related to adjustments for estimated surcharges on Workers' Compensation policies and inuring AmTrust reinsurance for certain programs in Specialty Risk and Extended Warranty cessions (collectively the "AmTrust Cession Adjustments" which are discussed in greater detail in the AmTrust Reinsurance segment), net of commission and loss adjustments, contributed an underwriting loss of $5.1 million to our reported results for the nine months ended September 30, 2022.
•total income from investment activities were $21.6 million for the nine months ended September 30, 2022 compared to $37.5 million for the same period in 2021 which was comprised of:
•net investment income decreased to $20.9 million for the nine months ended September 30, 2022 compared to $24.6 million for the same period in 2021, primarily due to the decline in average fixed income assets of 29.0%;
•realized and unrealized investment gains decreased to $2.8 million for the nine months ended September 30, 2022 compared to gains of $8.0 million for the same period in 2021; and
•interest in loss of equity method investments of $2.1 million for the nine months ended September 30, 2022 compared to an interest in income of equity method investments of $4.9 million for the same period in 2021.
The decrease in our results as discussed above was partially offset by the following:

•corporate general and administrative expenses decreased to $15.4 million for the nine months ended September 30, 2022 compared to $21.6 million for the same period in 2021; and
•foreign exchange and other gains increased to $19.1 million for the nine months ended September 30, 2022 compared to foreign exchange and other gains of $6.1 million for the same period in 2021.

Net Premiums Written
The tables below compare net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three and nine months ended September 30, 2022 and 2021:

For the Three Months Ended September 30,	2022	2021	Change in
($ in thousands)	Total	Total	$
Diversified Reinsurance	$6,027	$5,816	$211
AmTrust Reinsurance	(805)	1,137	(1,942)
Total	$5,222	$6,953	$(1,731)

For the Nine Months Ended September 30,	2022	2021	Change in
($ in thousands)	Total	Total	$
Diversified Reinsurance	$16,605	$10,600	$6,005
AmTrust Reinsurance	(18,520)	(3,082)	(15,438)
Total	$(1,915)	$7,518	$(9,433)
Net premiums written for the three and nine months ended September 30, 2022 decreased to $5.2 million and $(1.9) million, respectively, compared to net premiums written of $7.0 million and $7.5 million for the same respective periods in 2021:
•Premiums written in the Diversified Reinsurance segment increased by $0.2 million and $6.0 million for the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021. The growth for the third quarter of 2022 was largely due to direct premiums written by Maiden LF and Maiden GF which increased compared to the third quarter of 2021. The growth for the nine months ended September 30, 2022 was due to the prior year return of unearned premiums after the non-renewal of the German Auto Programs reinsurance contract in our IIS business on January 1, 2021, and direct premiums written by Maiden LF and Maiden GF which increased compared to 2021.
•Negative written premiums in the AmTrust Reinsurance segment are primarily related to $15.8 million of AmTrust Cession Adjustments for the nine months ended September 30, 2022.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned decreased by $2.8 million or 18.5% and $16.3 million or 40.6% for the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021.
The tables below compare net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the three and nine months ended September 30, 2022 and 2021:

For the Three Months Ended September 30,	2022	2021	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$6,932	$7,521	$(589)	(7.8)%
AmTrust Quota Share Reinsurance	5,319	7,509	(2,190)	(29.2)%
Total	$12,251	$15,030	$(2,779)	(18.5)%

For the Nine Months Ended September 30,	2022	2021	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$20,012	$20,723	$(711)	(3.4)%
AmTrust Quota Share Reinsurance	3,804	19,383	(15,579)	(80.4)%
Total	$23,816	$40,106	$(16,290)	(40.6)%
Net premiums earned in the AmTrust Reinsurance segment for the three and nine months ended September 30, 2022 decreased by $2.2 million and $15.6 million compared to the same respective periods in 2021 primarily due to the AmTrust Cession Adjustments. Please refer to the analysis of our AmTrust Reinsurance segment for further discussion.
Net premiums earned in the Diversified Reinsurance segment for the three and nine months ended September 30, 2022 decreased by $0.6 million or 7.8% and $0.7 million or 3.4% compared to the same periods in 2021, respectively. Please refer to the analysis of our Diversified Reinsurance segment for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to the analysis below of our Diversified Reinsurance segment for further discussion.

Net Investment Income
Total net investment income decreased by $0.8 million or 11.2% and decreased by $3.7 million or 15.1% for the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021. The decline in average aggregate fixed income assets of 26.0% and 29.0% for the three and nine months ended September 30, 2022, respectively, was driven by the continued run-off of reinsurance liabilities previously written on prospective risks, resulting in significant negative operating cash flows as we run-off our existing reinsurance liabilities.
Net investment income was helped by an increase in annualized average book yields to 2.2% and 2.0% for the three and nine months ended September 30, 2022, respectively, compared to 1.9% and 1.9% for the three and nine months ended September 30, 2021, respectively. The Company's shorter duration on its fixed income portfolio as well as floating rate investments held enabled it to take advantage of the higher interest rate environment by reinvesting at higher yields more quickly. The following table details our average aggregate fixed income assets (at cost) and annualized investment book yield for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Average aggregate fixed income assets, at cost (1)	$1,264,251	$1,708,297	$1,327,597	$1,870,686
Annualized investment book yield	2.2%	1.9%	2.0%	1.9%
(1)Fixed income assets include available-for-sale ("AFS") securities, cash and restricted cash, funds held receivable, and loan to related party. These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
Net Realized and Unrealized Investment Gains (Losses)
Net realized and unrealized investment losses of $1.6 million and gains of $2.8 million were recognized for the three and nine months ended September 30, 2022, respectively, compared to net realized and unrealized investment losses of $0.9 million and net realized and unrealized investment gains of $8.0 million for the same respective periods in 2021. Realized gains for the nine months ended September 30, 2022 and 2021 primarily reflect sales of corporate bonds for the settlement of claim payments to AmTrust.
Net realized and unrealized investment gains for the nine months ended September 30, 2022 included the recognition of $3.7 million in unrealized gains related to an increase in the valuation of an investment in an insurtech start-up company. Net realized and unrealized investment losses and gains for the three and nine months ended September 30, 2021 included the recognition of $3.0 million in unrealized losses and $0.9 million in unrealized gains, respectively, related to an investment in an insurtech start-up company that was acquired by a special purpose acquisition company.
Interest in (Loss) Income of Equity Method Investments
The Company had interest in loss of equity method investments of $0.4 million and $2.1 million for the three and nine months ended September 30, 2022, respectively, compared to interest in loss of equity method investments of $0.8 million and an interest in income of $4.9 million for the same respective periods in 2021. Equity method investments consist of hedge fund investments of $15.4 million, real estate investments of $44.9 million and other investments of $19.8 million as of September 30, 2022. The following table details our interest in the loss or income from equity method investments for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Hedge fund investments	$(1,437)	$(1,838)	$(4,981)	$1,786
Real estate investments	(24)	—	(6)	—
Other investments	1,088	1,028	2,844	3,126
Interest in (loss) income from equity method investments	$(373)	$(810)	$(2,143)	$4,912
Net Loss and LAE
Net loss and LAE increased by $6.9 million and $14.5 million during the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021 due to net adverse prior year loss development in the AmTrust Reinsurance Segment (excluding the favorable impact of AmTrust Cession Adjustments) compared to favorable development in 2021. The cessation of active reinsurance underwriting on prospective risks included the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019.
Net loss and LAE for the third quarter of 2022 was impacted by net adverse prior year loss development of $0.8 million compared to net favorable prior year loss development of $5.4 million for the same period in 2021. Net loss and LAE for nine months ended September 30, 2022 was impacted by net favorable prior year loss development of $5.5 million compared to net favorable prior year loss development of $23.7 million during the same period in 2021. This net loss development is discussed in greater detail in the individual segment discussion and analysis and is primarily associated with run-off of unearned premium for terminated reinsurance contracts in the AmTrust Reinsurance and Diversified Reinsurance segments.

Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $0.9 million or 14.5% and $6.3 million or 33.1% for the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021 largely due to negative earned premiums in the AmTrust Reinsurance segment which reduced commission costs due to the AmTrust Cession Adjustments. Please see further discussion in the individual segment analysis below.
General and Administrative Expenses
General and administrative expenses include both segment and corporate expenses segregated for analytical purposes as a component of underwriting income. Total general and administrative expenses decreased by $0.2 million, or 2.4% for the three months ended September 30, 2022, compared to the same period in 2021. Total general and administrative expenses decreased by $4.9 million, or 16.5% for the nine months ended September 30, 2022, compared to the same period in 2021 primarily due to lower payroll and equity-based incentive staff compensation costs and lower regulatory and professional fees incurred.
General and administrative expenses for the three and nine months ended September 30, 2022 and 2021 were comprised of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
General and administrative expenses – segments	$2,422	$1,990	$9,288	$7,975
General and administrative expenses – corporate	4,069	4,660	15,383	21,578
Total general and administrative expenses	$6,491	$6,650	$24,671	$29,553
Interest and Amortization Expenses
The interest and amortization expenses related to the outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 ("Senior Notes") were $4.8 million and $14.5 million for the three and nine months ended September 30, 2022 and 2021, respectively. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the three and nine months ended September 30, 2022 and 2021, respectively.
Foreign Exchange and Other Gains
Net foreign exchange and other gains amounted to $8.6 million and $19.1 million during the three and nine months ended September 30, 2022, respectively, compared to net foreign exchange and other gains of $4.1 million and $6.1 million for the same respective periods in 2021.
At September 30, 2022, net foreign exchange gains were primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at September 30, 2022 included net loss reserves of $281.7 million. There was no new business written in non-USD currencies during the three and nine months ended September 30, 2022. Our foreign currency asset exposures at September 30, 2022 included $185.3 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy as well as $24.9 million of equity method real estate investments denominated in Canadian dollars.
Net foreign exchange gains of $8.6 million and $20.5 million for the three and nine months ended September 30, 2022, respectively, were attributable to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro. Net foreign exchange gains of $4.1 million and $6.3 million during the three and nine months ended September 30, 2021 were attributable to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results for our Diversified Reinsurance segment for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Gross premiums written	$6,185	$5,684	$17,069	$10,947
Net premiums written	$6,027	$5,816	$16,605	$10,600
Net premiums earned	$6,932	$7,521	$20,012	$20,723
Other insurance revenue	368	138	888	946
Net loss and LAE	(1,965)	(554)	(2,945)	(3,216)
Commission and other acquisition expenses	(3,394)	(3,461)	(10,684)	(11,668)
General and administrative expenses	(1,901)	(1,583)	(7,007)	(6,190)
Underwriting income	$40	$2,061	$264	$595
Premiums — Gross premiums written increased by $0.5 million and $6.1 million for the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021. Gross premiums written for the nine months ended September 30, 2022 increased primarily due to the prior year return of unearned premiums written in a German Auto quota share reinsurance contract in our IIS business which went into run-off on January 1, 2021. Direct premiums written by Maiden LF and Maiden GF increased by $0.8 million or 14.9% and $1.2 million or 7.4% during the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021.
Net premiums written increased by $0.2 million and $6.0 million during the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021. Net premiums written for the nine months ended September 30, 2022 increased primarily due to the prior year return of unearned premiums written in our German Auto quota share reinsurance contract which went into run-off on January 1, 2021.
Net premiums earned decreased by $0.6 million or 7.8% and $0.7 million or 3.4% during the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021.
Other Insurance Revenue — Other insurance revenue increased by $0.2 million and decreased by $0.1 million for the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021. Other insurance revenue includes fee related income earned from our GLS business, fair value changes in underwriting-related derivatives, and fee income derived from our IIS business not directly associated with premium revenue assumed by the Company as specified in the table below. The decline of other insurance revenue from International business for the three and nine months ended September 30, 2022 was due to the loss of fee income from an auto customer program that went into run-off on July 31, 2021. The table below shows other insurance revenue by source for the three and nine months ended September 30, 2022 and 2021:

For the Three Months Ended September 30,	2022	2021	Change
	($ in thousands)
International	$24	$61	$(37)
Changes in fair value of non-hedged derivatives on retroactive reinsurance	306	—	306
Other service fee income	38	77	(39)
Total Diversified Reinsurance	$368	$138	$230

For the Nine Months Ended September 30,	2022	2021	Change
	($ in thousands)
International	$44	$714	$(670)
Changes in fair value of non-hedged derivatives on retroactive reinsurance	699	—	699
Other service fee income	145	232	(87)
Total Diversified Reinsurance	$888	$946	$(58)
Net Loss and LAE — Net loss and LAE increased by $1.4 million and decreased by $0.3 million for the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021 primarily due to lower favorable prior year development on German Auto programs and adverse development in European Capital Solutions.

The net loss and LAE was impacted by net favorable prior year loss development of $0.6 million and $2.0 million for the three and nine months ended September 30, 2022, respectively, compared to favorable prior year development of $1.7 million and $2.6 million for the same respective periods in 2021. The net favorable loss development for the three and nine months ended September 30, 2022 was driven by German Auto and GLS partly offset by adverse development in European Capital Solutions. The favorable loss development for the same respective periods in 2021 was experienced in German Auto Programs, European Capital Solutions and other run-off business.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $0.1 million or 1.9% and $1.0 million or 8.4% for the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021. The lower commission expense was largely related to an auto customer program that went into run-off on July 31, 2021.
General and Administrative Expenses — General and administrative expenses increased by $0.3 million or 20.1% for the three months ended September 30, 2022 and increased by $0.8 million or 13.2% for the nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021.
AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $12.7 million and $19.7 million during the three and nine months ended September 30, 2022, respectively, compared to an underwriting loss of $5.7 million and underwriting income of $5.8 million for the same respective periods in 2021.
The AmTrust Cession Adjustments contributed an underwriting loss of $5.1 million to the reported results during the nine months ended September 30, 2022; excluding these adjustments, the AmTrust Reinsurance segment had an underwriting loss of $14.6 million on the run-off of unearned premium for terminated AmTrust reinsurance contracts. The underwriting results for the AmTrust Reinsurance segment for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Gross premiums written	$(805)	$1,137	$(18,520)	$(3,082)
Net premiums written	$(805)	$1,137	$(18,520)	$(3,082)
Net premiums earned	$5,319	$7,509	$3,804	$19,383
Net loss and LAE	(15,461)	(9,960)	(19,072)	(4,330)
Commission and other acquisition expenses	(2,004)	(2,852)	(2,127)	(7,486)
General and administrative expenses	(521)	(407)	(2,281)	(1,785)
Underwriting (loss) income	$(12,667)	$(5,710)	$(19,676)	$5,782
Premiums — The tables below show net premiums written by category for the three and nine months ended September 30, 2022 and 2021, respectively:

For the Three Months Ended September 30,	2022	2021	Change in
($ in thousands)	Total	Total	$
Net Premiums Written
Small Commercial Business	$(636)	$(1,309)	$673
Specialty Program	(43)	22	(65)
Specialty Risk and Extended Warranty	(126)	2,424	(2,550)
Total AmTrust Reinsurance	$(805)	$1,137	$(1,942)

For the Nine Months Ended September 30,	2022	2021	Change in
($ in thousands)	Total	Total	$
Net Premiums Written
Small Commercial Business	$(15,007)	$(5,381)	$(9,626)
Specialty Program	732	(7)	739
Specialty Risk and Extended Warranty	(4,245)	2,306	(6,551)
Total AmTrust Reinsurance	$(18,520)	$(3,082)	$(15,438)
The negative gross and net premiums written for the nine months ended September 30, 2022 reflect the AmTrust Cession Adjustments which consist of higher than expected adjustments related to the following items:
•$11.0 million of premium reductions on Workers Compensation policy surcharges in Small Commercial Business subsequent to the termination of the AmTrust Quota Share; and

•$4.8 million of premium reductions to AmTrust's inuring reinsurance for certain programs in Specialty Risk and Extended Warranty which reduced the amount of premium ceded to Maiden.
There were also negative gross and net premiums written for the three and nine months ended September 30, 2021 reflecting premium adjustments on Small Commercial Business policies in the AmTrust Quota Share. Furthermore, the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019 resulted in no new business written under these contracts since 2018.
Net premiums earned decreased by $2.2 million and $15.6 million for the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021 primarily due to the AmTrust Cession Adjustments as discussed above and due to termination of the AmTrust Quota Share and European Hospital Liability Quota Share as of January 1, 2019. Excluding AmTrust Cession Adjustments of $15.8 million, net premiums earned were $19.6 million for the nine months ended September 30, 2022 compared to $19.4 million for the same period in 2021. There were negative premiums earned for the three and nine months ended September 30, 2022 and 2021 in Small Commercial Business due to premium adjustments on such policies in the AmTrust Quota Share.
The tables below provide detail on net premiums earned for the three and nine months ended September 30, 2022 and 2021:

For the Three Months Ended September 30,	2022	2021	Change in
($ in thousands)	Total	Total	$
Net Premiums Earned
Small Commercial Business	$(636)	$(1,227)	$591
Specialty Program	(43)	28	(71)
Specialty Risk and Extended Warranty	5,998	8,708	(2,710)
Total AmTrust Reinsurance	$5,319	$7,509	$(2,190)

For the Nine Months Ended September 30,	2022	2021	Change in
($ in thousands)	Total	Total	$
Net Premiums Earned
Small Commercial Business	$(14,995)	$(5,073)	$(9,922)
Specialty Program	733	12	721
Specialty Risk and Extended Warranty	18,066	24,444	(6,378)
Total AmTrust Reinsurance	$3,804	$19,383	$(15,579)
Net Loss and LAE — Net loss and LAE increased by $5.5 million and $14.7 million for the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021 primarily due to net adverse prior year loss development (excluding the favorable impact of AmTrust Cession Adjustments) in 2022 compared to favorable development in 2021 as discussed below.
Net adverse prior year loss development was $1.4 million during the three months ended September 30, 2022, compared to favorable prior year loss development of $3.7 million for the same period in 2021. Net adverse prior year loss development for the three months ended September 30, 2022 was driven by unfavorable movements in European Hospital Liability due to higher than expected loss emergence in Italian Hospital Liability policies as well as the agreed exit cost of $3.7 million (€3.4 million) for the commutation of French Hospital Liability policies as described in "Note 10. Related Party Transactions"; partly offset by favorable runoff of Workers Compensation business. Net favorable prior year loss development for the three months ended September 30, 2021 was driven by favorable development in Workers Compensation and Commercial Auto Liability.
Net favorable prior year loss development was $3.5 million during the nine months ended September 30, 2022, compared to net favorable prior year loss development of $21.1 million for the same period in 2021. Net favorable prior year loss development of $3.5 million during the nine months ended September 30, 2022 included $5.3 million of favorable loss reserve adjustments related to the AmTrust Cession Adjustments. Excluding these adjustments, there was adverse development of $1.8 million for the nine months ended September 30, 2022 driven by unfavorable movements in European Hospital Liability due to higher than expected loss emergence in Italian Hospital Liability policies as well as the agreed exit cost of $3.7 million (€3.4 million) for the commutation of French Hospital Liability policies as described in "Note 10. Related Party Transactions". This was partly offset by favorable runoff of Workers Compensation business. Prior year favorable loss development in 2021 was due to Workers Compensation and Commercial Auto Liability partly offset by adverse development in Hospital Liability.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $0.8 million and $5.4 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 due to the AmTrust Cession Adjustments which resulted in negative earned premiums and a reduction to brokerage fees. Excluding AmTrust Cession Adjustments of $5.4 million, commission and other acquisition expenses were $7.5 million for the nine months ended September 30, 2022 compared to $7.5 million for the same period in 2021.
General and Administrative Expenses — General and administrative expenses increased by $0.1 million or 28.0% and $0.5 million or 27.8% for the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021 primarily due to higher letter of credit fees associated with the LPT/ADC Agreement.

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
As of September 30, 2022, the Company had investable assets of $1.4 billion compared to $1.7 billion as of December 31, 2021. Investable assets are the combined total of our investments, cash and cash equivalents (including restricted cash), loan to a related party and funds withheld receivable. The decrease in our investable assets is primarily the result of our cessation of active reinsurance underwriting of new prospective risks in 2018 and 2019 which subsequently resulted in negative operating cash flows to settle claim payments from the run-off of the liabilities from that reinsurance portfolio in 2022.
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
During the second quarter of 2022, the Vermont DFR approved an annual dividend program to be paid by Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. Subsequent to that approval, Maiden Reinsurance has paid $12.5 million in dividends to Maiden NA during the nine months ended September 30, 2022.
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
The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next twelve months as we generally expect negative operating cash flows to be sufficiently offset by positive investing cash flows. While we continue to expect our cash flows to be sufficient to meet our cash requirements and to operate our business, our ability to execute our asset and capital management initiatives are dependent on maintaining adequate levels of unrestricted liquidity and cash flows. Our expanded asset management strategy can be impacted by both investment specific and broader financial market conditions and may not produce the expected liquidity and cash flows these investments are designed to achieve, or the timing thereof may also be impacted by those factors.

At September 30, 2022 and December 31, 2021, unrestricted cash and cash equivalents and unrestricted fixed maturity investments were $72.0 million and $81.1 million, respectively. The decrease of $9.1 million in unrestricted cash and fixed maturity investments during 2022 was primarily the result of:
• $10.0 million utilized for the 2021 Preference Share Repurchase Program,
• $40.0 million utilized for net purchases of other investments and equity securities, and
• $14.3 million for interest payments on the Senior Notes, partly offset by:
• $45.0 million of collateral released by AmTrust, and
•$5.8 million for net proceeds from equity method investments.
Please see the related discussion on investing and financing cash flows below. The table below summarizes our operating, investing and financing cash flows for the nine months ended September 30, 2022 and 2021:

For the Nine Months Ended September 30,	2022	2021
	($ in thousands)
Operating activities	$(99,833)	$(299,750)
Investing activities	119,379	344,206
Financing activities	(10,983)	(128,988)
Effect of exchange rate changes on foreign currency cash	(2,152)	(333)
Total increase (decrease) in cash, restricted cash and cash equivalents	$6,411	$(84,865)
Cash Flows used in Operating Activities
Cash flows used in operating activities for the nine months ended September 30, 2022 were $99.8 million compared to cash flows used in operating activities of $299.8 million for the nine months ended September 30, 2021, a decrease of $199.9 million from the settlement of balances due to AmTrust through reduction of funds held receivable rather than cash. The operating cash flows used in operations for the nine months ended September 30, 2022 and 2021 were primarily the result of claims payments for the runoff of existing reserves for terminated AmTrust Quota Share and the European Hospital Liability Quota Share contracts as well as return of premiums due to AmTrust Cession Adjustments.
Cash Flows provided by Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash provided by investing activities was $119.4 million for the nine months ended September 30, 2022 compared to $344.2 million for the same period in 2021 due to proceeds from the sale of fixed maturity investments which were made primarily to settle claim payments during the nine months ended September 30, 2022 and 2021 as well as repurchase preference shares during the nine months ended September 30, 2022 and 2021.
For the nine months ended September 30, 2022, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $153.6 million compared to net proceeds of $418.5 million for fixed maturity securities in the same period in 2021. There was also net proceeds of equity method investments of $5.8 million partly offset by $40.0 million utilized for net purchases of other investments and equity securities during the nine months ended September 30, 2022.
Cash Flows used in Financing Activities
Cash flows used in financing activities were $11.0 million for the nine months ended September 30, 2022 compared to $129.0 million during the nine months ended in 2021 due to the repurchase of the Company's preference shares. During the nine months ended September 30, 2022, the Company paid $10.0 million for the repurchase of 1,581,509 preference shares pursuant to the 2021 Preference Share Repurchase Program compared to 9,075,673 preference shares repurchased by the Company during the same period in 2021 for an aggregate total consideration of $132.2 million.
No dividends on common or preference shares were paid during the nine months ended September 30, 2022 and 2021. Our Board of Directors have not declared any common or preference share dividends since the third quarter of 2018.
Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, that was filed with the SEC on March 14, 2022.
At September 30, 2022 and December 31, 2021, restricted cash and cash equivalents and fixed maturity investments used as collateral were $372.5 million and $582.1 million, respectively. This collateral represents 83.8% and 87.8% of the fair value of total fixed maturity investments, cash, restricted cash and equivalents at September 30, 2022 and December 31, 2021, respectively.

Cash and Investments
The investment of our funds has generally been designed to ensure safety of principal while generating current income. Accordingly, the majority of our funds have been invested in liquid, investment-grade fixed income securities which are all designated as AFS at September 30, 2022. As of September 30, 2022 and December 31, 2021, our cash and investments consisted of:

	September 30, 2022	December 31, 2021
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$371,973	$597,145
Equity securities, at fair value	42,600	24,003
Equity method investments	80,165	83,742
Other investments	140,804	117,722
Total investments	635,542	822,612
Cash and cash equivalents	24,376	26,668
Restricted cash and cash equivalents	48,122	39,419
Total Investments and Cash and Cash Equivalents	$708,040	$888,699
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
The substantial majority of our current and future investments are held by Maiden Reinsurance, whose investment policy was approved by the Vermont DFR. We may utilize a portion of Maiden Reinsurance's unrestricted assets to purchase affiliated securities and, during the nine months ended September 30, 2022, we utilized $10.0 million in conjunction with the 2021 Preference Share Repurchase Program. As of September 30, 2022, Maiden Reinsurance cumulatively invested $175.8 million in the preference shares of Maiden Holdings.
Cash & Cash Equivalents
At September 30, 2022, we consider the levels of cash and cash equivalents held to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.

Fixed Maturity Investments
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows at September 30, 2022 and December 31, 2021, respectively:

September 30, 2022	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$58,464	$—	$(241)	$58,223	0.5%	0.2
U.S. agency bonds – mortgage-backed	73,874	—	(7,682)	66,192	2.9%	4.4
Collateralized mortgage-backed securities	7,199	—	(397)	6,802	4.2%	3.1
Non-U.S. government bonds	12,586	—	(1,605)	10,981	0.3%	3.1
Collateralized loan obligations	175,047	—	(30,514)	144,533	2.3%	0.3
Corporate bonds	105,144	—	(19,902)	85,242	1.5%	2.4
Total fixed maturities	432,314	—	(60,341)	371,973	1.9%	1.6
Cash and cash equivalents	72,498	—	—	72,498	0.6%	0.0
Total	$504,812	$—	$(60,341)	$444,471	1.7%	1.4

December 31, 2021	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$59,989	$—	$(110)	$59,879	0.2%	0.9
U.S. agency bonds – mortgage-backed	96,554	2,429	(193)	98,790	2.7%	2.1
Collateralized mortgage-backed securities	14,972	565	—	15,537	3.2%	3.1
Non-U.S. government bonds	3,163	113	—	3,276	0.3%	7.3
Collateralized loan obligations	183,974	140	(5,093)	179,021	1.3%	0.3
Corporate bonds	236,692	10,094	(6,144)	240,642	2.5%	2.7
Total fixed maturities	595,344	13,341	(11,540)	597,145	1.9%	1.7
Cash and cash equivalents	66,087	—	—	66,087	—%	0.0
Total	$661,431	$13,341	$(11,540)	$663,232	1.7%	1.5
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the nine months ended September 30, 2022, the yield on the 10-year U.S. Treasury bond increased by 231 basis points to 3.83%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed maturity securities in our portfolio. The U.S. Treasury yield curve experienced a material upward shift during the nine months ended September 30, 2022, reflecting concerns of the U.S. Federal Reserve about ongoing inflation emanating from the combination of: 1) the strength of the U.S. economy as the economic effects of the COVID-19 pandemic continue to abate; 2) geopolitical instability in Eastern Europe which threatened additional inflation and global economic stability; 3) the levels of fiscal stimulus administered by the U.S. federal government to support the economy; and 4) the anticipated monetary policy responses required to temper these factors. Central banks globally have responded in similar fashion and continue to suggest additional interest rate increases may occur.
The movement in the market values of our fixed maturity portfolio during the nine months ended September 30, 2022 generated net unrealized losses of $62.1 million which reduced our book value per common share by $0.71 during that period. Current outlooks for global monetary policy indicate that substantial quantitative tightening by central banks in the U.S. and globally appears likely to continue for at least the near term. Our investment portfolios, in particular our fixed maturity portfolio, may be adversely impacted by unfavorable market conditions caused by these measures, which could cause continued volatility in our results of operations and negatively impact our financial condition.
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
We also monitor the duration and structure of our investment portfolio as discussed below. As of September 30, 2022, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $11.8 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above.
To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At September 30, 2022 and December 31, 2021, these respective durations in years were as follows:

	September 30, 2022	December 31, 2021
Fixed maturities and cash and cash equivalents	1.4	1.5
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	5.1	4.4
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	0.8	1.4
During the nine months ended September 30, 2022, the weighted average duration of our fixed maturity investment portfolio decreased by 0.1 year to 1.4 years while the duration for the reserve for loss and LAE increased by 0.7 year to 5.1 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities. At September 30, 2022, the duration of our fixed maturity investment portfolio decreased compared to December 31, 2021 due to continued sales of fixed maturity investments primarily made to settle claim payments with AmTrust.
At September 30, 2022, the duration of our loss reserves net of the LPT/ADC Agreement was lower than the duration of our fixed maturity investment portfolio driven by the commutation of certain European Hospital Liability policies which were long-tailed in nature and were not subject to the LPT/ADC Agreement.
To limit our exposure to unexpected interest rate increases that could reduce the value of our fixed maturity securities and reduce our shareholders' equity, the Company holds floating rate securities whose fair values are less sensitive to interest rates. At September 30, 2022 and December 31, 2021, 28.2% and 23.6%, respectively, of our fixed income investments are comprised of floating rate securities. The floating rate investment holdings at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Floating rate securities
Collateralized loan obligations	$144,533	12.8%	$174,873	11.9%
Collateralized mortgage-backed securities	4,794	0.4%	3,007	0.2%
Corporate bonds	977	0.1%	1,145	0.1%
Total floating rate AFS fixed maturities at fair value	150,304	13.3%	179,025	12.2%
Loan to related party	167,975	14.9%	167,975	11.4%
Total floating rate securities	$318,279	28.2%	$347,000	23.6%

Total fixed income investments at fair value (1)	$1,129,035		$1,467,619
(1) Total fixed income investments at fair value include AFS fixed maturities, cash and restricted cash, funds withheld receivable, and loan to related party.
At September 30, 2022 and December 31, 2021, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS holdings at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
FNMA – fixed rate	$32,099	48.5%	$47,419	48.0%
FHLMC – fixed rate	31,337	47.3%	47,758	48.3%
GNMA – variable rate	2,756	4.2%	3,613	3.7%
Total U.S. Agency MBS	$66,192	100.0%	$98,790	100.0%
Total U.S. agency MBS comprise 17.8% of our fixed maturity investment portfolio at September 30, 2022. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn.

At September 30, 2022 and December 31, 2021, 98.8% and 97.8%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio. The security holdings by sector and financial strength rating of our corporate bond holdings at September 30, 2022 and December 31, 2021 were as follows:

	Ratings(1)
September 30, 2022	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	5.3%	—%	—%	$4,481	5.3%
Communications	—%	5.6%	5.2%	—%	9,195	10.8%
Consumer	—%	6.2%	38.6%	—%	38,176	44.8%
Energy	—%	0.9%	7.5%	—%	7,189	8.4%
Financial Institutions	1.7%	20.0%	1.5%	5.2%	24,245	28.4%
Industrials	—%	2.3%	—%	—%	1,956	2.3%
Total	1.7%	40.3%	52.8%	5.2%	$85,242	100.0%

	Ratings(1)
December 31, 2021	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	2.4%	1.7%	—%	$9,995	4.1%
Communications	—%	2.4%	3.2%	—%	13,480	5.6%
Consumer	—%	2.4%	31.3%	2.8%	87,753	36.5%
Energy	—%	9.4%	4.8%	—%	34,068	14.2%
Financial Institutions	0.6%	18.8%	12.9%	2.6%	84,025	34.9%
Industrials	—%	1.0%	—%	—%	2,393	1.0%
Technology	—%	3.7%	—%	—%	8,928	3.7%
Total	0.6%	40.1%	53.9%	5.4%	$240,642	100.0%
(1)    Ratings as assigned by S&P, or equivalent
The table below includes the Company’s ten largest corporate holdings at fair value and as a percentage of all fixed income securities held as at September 30, 2022; of which 100.0% are euro denominated, with 54.6% in the Consumer Sector and 19.3% in the Financial Institutions sector.

September 30, 2022	Fair Value	% of Holdings	Rating(1)
	($ in thousands)
Anheuser-Busch INBEV NV, 2.875%, Due 9/25/2024	$9,795	2.6%	BBB+
Chubb Ina Holdings Inc., 1.55%, Due 3/15/2028	5,655	1.5%	A
Kraft Heinz Foods Co., 1.5%, Due 5/24/2024	5,558	1.5%	BBB-
Glencore Finance (Europe) LTD, 1.875%, Due 9/13/2023	4,827	1.3%	BBB+
Santander Consumer Finance SA, 1.125%, Due 10/9/2023	4,806	1.3%	A
Volkswagen International Finance NV, 1.125%, Due 10/2/2023	4,800	1.3%	A-
America Movil SAB DE CV, 1.5%, Due 3/10/2024	4,789	1.3%	A-
Utah Acquisition Sub Inc., 2.25%, Due 11/22/2024	4,712	1.3%	BBB-
Molson Coors Beverage Co., 1.25%, Due 7/15/2024	4,674	1.2%	BBB-
PPG Industries Inc., 0.875%, Due 11/3/2025	4,481	1.2%	A-
Total	$54,097	14.5%
(1)    Ratings as assigned by S&P, or equivalent

At September 30, 2022 and December 31, 2021, respectively, we held the following non-U.S. dollar denominated securities:

	September 30, 2022		December 31, 2021
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated collateralized loan obligations	$90,514	48.9%	$113,399	42.9%
Non-U.S. dollar denominated corporate bonds	83,788	45.2%	147,740	55.9%
Non-U.S. government bonds	10,981	5.9%	3,275	1.2%
Total non-U.S. dollar denominated securities	$185,283	100.0%	$264,414	100.0%
At September 30, 2022 and December 31, 2021, respectively, 100.0% of our non-U.S. dollar denominated securities above were invested in euro. The net decrease in non-U.S. denominated fixed maturities is largely due to the relative depreciation of euro denominated corporate bonds during the nine months ended September 30, 2022. At September 30, 2022 and December 31, 2021, all of the Company's non-U.S. government issuers have a rating of AA- or higher by S&P.
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings at September 30, 2022 and December 31, 2021:

Ratings(1)	September 30, 2022		December 31, 2021
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
A+, A, A-	$34,311	40.9%	$56,669	38.4%
BBB+, BBB, BBB-	45,066	53.8%	78,021	52.8%
BB+ or lower	4,411	5.3%	13,050	8.8%
Total non-U.S. dollar denominated corporate bonds	$83,788	100.0%	$147,740	100.0%
(1)     Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies at September 30, 2022 and December 31, 2021, respectively.
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
Our allocation to alternative investments increased to 37.2% of our total cash and investments as of September 30, 2022 compared to 25.4% as of December 31, 2021; and increased to 80.5% of our total shareholders' equity as of September 30, 2022 compared to 58.7% as of December 31, 2021. Our alternative investments as of September 30, 2022 and December 31, 2021 consisted of the following asset classes:

	September 30, 2022		December 31, 2021
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Real estate equity method investments	$44,925	17.0%	$44,050	19.6%
Hedge fund equity method investments	15,447	5.9%	32,929	14.6%
Investments in direct lending entities	52,783	20.0%	42,976	19.1%
Private equity funds	31,777	12.1%	23,324	10.3%
Private credit funds	24,129	9.2%	20,922	9.3%
Privately held other investments	32,115	12.2%	30,500	13.5%
Other equity method investments	19,793	7.5%	6,763	3.0%
Privately held equity securities	42,002	15.9%	22,829	10.1%
Publicly traded equity securities	598	0.2%	1,174	0.5%
Total alternative investments	$263,569	100.0%	$225,467	100.0%
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
Investment Results
The following table summarizes our investment results for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net investment income:
Fixed income assets(1)	$6,646	$8,042	$19,635	$26,074
Cash and restricted cash	154	(5)	172	11
Other investments, including equities	776	382	2,120	602
Investment expenses	(939)	(942)	(1,056)	(2,091)
Total net investment income	6,637	7,477	20,871	24,596

Net realized (losses) gains:
Fixed income assets(1)	96	1,791	1,192	5,794
Other investments, including equities	(1,822)	167	(1,345)	1,130
Total net realized (losses) gains	(1,726)	1,958	(153)	6,924

Net unrealized gains (losses):
Other investments, including equities	154	(2,895)	3,001	1,089
Total net unrealized gains (losses)	154	(2,895)	3,001	1,089

Interest in (loss) income of equity method investments:
Interest in (loss) income of equity method investments	(373)	(810)	(2,143)	4,912
Total interest in (loss) income of equity method investments	(373)	(810)	(2,143)	4,912

Total investment return included in earnings (A)	$4,692	$5,730	$21,576	$37,521

Other comprehensive loss:
Unrealized losses on AFS fixed maturities and equity method investments excluding foreign exchange (B)	$(8,613)	$(9,066)	$(32,279)	$(26,453)
Total investment return = (A) + (B)	$(3,921)	$(3,336)	$(10,703)	$11,068

Annualized income from fixed income assets and cash(2)	$27,200	$32,148	$26,409	$34,780
Average aggregate fixed income assets and cash, at cost(2)	1,264,251	1,708,297	1,327,597	1,870,686
Annualized investment book yield	2.2%	1.9%	2.0%	1.9%

Average aggregate invested assets, at fair value(3)	$1,468,428	$1,896,211	$1,542,845	$2,046,594
Investment return included in net earnings	0.3%	0.3%	1.4%	1.8%
Total investment return	(0.3)%	(0.2)%	(0.7)%	0.5%
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

The following table details total investment returns for our fixed income investments for the three and nine months ended September 30, 2022 and 2021, respectively:

Fixed Income Investments(1)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Gross investment income	$6,800	$8,037	$19,807	$26,085
Net realized and unrealized gains	96	1,791	1,192	5,794
Change in AOCI (3)	(8,613)	(4,988)	(36,693)	(18,956)
Gross investment returns	$(1,717)	$4,840	$(15,694)	$12,923

Average invested assets, at fair value (4)	$1,211,365	$1,729,162	$1,298,327	$1,902,726

Gross Investment Returns	(0.1)%	0.3%	(1.2)%	0.7%

Investment expenses	$99	$196	$329	$690
Net investment returns	$(1,816)	$4,644	$(16,023)	$12,233

Net Investment Returns	(0.1)%	0.3%	(1.2)%	0.6%
The following table details total investment returns for our alternative investments for the three and nine months ended September 30, 2022 and 2021, respectively:

Alternative Investments(2)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Gross investment income	$403	$(428)	$(23)	$5,514
Net realized and unrealized (losses) gains	(1,668)	(2,728)	1,656	2,219
Change in AOCI (3)	—	(4,078)	4,414	(7,497)
Gross investment returns	$(1,265)	$(7,234)	$6,047	$236

Average invested assets, at fair value (4)	$257,063	$167,048	$244,518	$143,868

Gross Investment Returns	(0.5)%	(4.3)%	2.5%	0.2%

Investment expenses	$840	$746	$727	$1,401
Net investment returns	$(2,105)	$(7,980)	$5,320	$(1,165)

Net Investment Returns	(0.8)%	(4.8)%	2.2%	(0.8)%
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
Total returns on fixed income investments were adversely impacted by the increase in interest rates during the nine months ended September 30, 2022 compared to same period in 2021. Total returns on alternative investments were positive for the nine months ended September 30, 2022 partly due to the sale of an equity method investment which produced gross returns of $5.8 million which contributed 2.4% to the gross investment returns during the current period. On a percentage basis however, the investment returns on alternative investments during the nine months ended September 30, 2022 were higher compared to 2021 due to higher average invested alternative assets in 2022. For the nine months ended September 30, 2021, gross investment returns included unrealized gains of $0.9 million from an investment in an insurtech start-up company that was acquired by a special purpose acquisition company which contributed 0.6% to the gross investment returns for the prior year period.

Other Balance Sheet Changes
The following table summarizes our other material balance sheet changes at September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021	Change	Change %
Reinsurance balances receivable, net	$12,368	$19,507	$(7,139)	(36.6)%
Reinsurance recoverable on unpaid losses	547,975	562,845	(14,870)	(2.6)%
Deferred commission and other acquisition expenses	27,295	36,703	(9,408)	(25.6)%
Funds withheld receivable	516,589	636,412	(119,823)	(18.8)%
Reserve for loss and LAE	1,146,084	1,489,373	(343,289)	(23.0)%
Unearned premiums	73,760	100,131	(26,371)	(26.3)%
Accrued expenses and other liabilities	147,591	44,542	103,049	231.4%
The Company's deferred commission and other acquisition expenses decreased by 25.6% and unearned premiums decreased by 26.3% primarily due to the termination of the remaining business under both quota share contracts with AmTrust which have been in run-off since January 1, 2019. Reinsurance balances receivable decreased by 36.6% with the collection of premiums receivable due from the European Hospital Liability Quota Share during the second quarter of 2022.
Funds withheld receivable decreased by 18.8% primarily due to lower funds withheld to be utilized as collateral for the AmTrust Reinsurance segment with the commutation of French Hospital Liability polices under the European Hospital Liability Quota Share during the third quarter of 2022 and settlement of reinsurance losses payable due under the AmTrust Quota Share.
Accrued expenses and other liabilities increased by 231.4% primarily due to the timing of settlement of reinsurance losses payable due to AmTrust, which have been subsequently settled; it also increased due to the derivative liability on retroactive reinsurance of $9.0 million related to GLS policies that was recognized as of September 30, 2022.
The Company's reserve for loss and LAE decreased by 23.0% primarily due to the settlement of prior year loss claims as well as favorable loss development recognized for AmTrust Reinsurance contracts. The favorable loss development on reserves covered by the LPT/ADC Agreement impacted the reinsurance recoverable on unpaid losses which decreased by $14.9 million or 2.6% as at September 30, 2022 compared to December 31, 2021.
Capital Resources
During the nine months ended September 30, 2022, book value per common share decreased by 8.5% to $2.38 and diluted book value per common share decreased by 8.5% to $2.37, compared to December 31, 2021. This was largely due to a net decrease in AOCI of $39.3 million partly offset by net income available to Maiden common shareholders of $19.2 million during the nine months ended September 30, 2022.
Capital resources consist of funds deployed in support of our operations. The following table shows the movement in total capital resources at September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021	Change	Change %
Preference shares	$119,672	$159,210	$(39,538)	(24.8)%
Common shareholders' equity	207,721	225,047	(17,326)	(7.7)%
Total shareholders' equity	327,393	384,257	(56,864)	(14.8)%
Senior Notes - principal amount	262,500	262,500	—	—%
Total capital resources	$589,893	$646,757	$(56,864)	(8.8)%
Total capital resources decreased by $56.9 million, or 8.8% at September 30, 2022 compared to December 31, 2021 primarily due to the decrease in total shareholders' equity as follows:
•net decrease of $10.0 million from the 2021 Preference Share Repurchase Program composed of declines in preference share capital of $39.5 million partly offset by: (1) a gain on repurchase of preference shares of $28.2 million for the nine months ended September 30, 2022 which increased retained earnings; and (2) a net increase in additional paid-in capital of $1.3 million relating to proportionate share in issuance costs of preference shares repurchased, which was previously recognized as a reduction in additional paid-in capital;
•net decrease in AOCI of $39.3 million which arose due to: (1) net unrealized losses on investment of $57.4 million based on the decrease in the fair value of $62.1 million for our fixed income investment portfolio relating to market price movements due to rising interest rates during the nine months ended September 30, 2022, offset by $4.4 million increase for equity method investments and $0.3 million increase in deferred taxes; partly offset by (2) an increase in cumulative translation adjustments of $18.1 million due to strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro during the nine months ended September 30, 2022;
•net loss attributable to Maiden of $9.0 million for the nine months ended September 30, 2022; and partly offset by:
•net increase due to share-based compensation of $1.5 million.

Please refer to "Notes to Consolidated Financial Statements Note 6. Shareholders' Equity" included under Part II Item 8. "Financial Statements and  Supplementary Data" of our Annual Report on Form 10-K for a discussion of the equity instruments issued by the Company as at December 31, 2021.
Book value and diluted book value per common share at September 30, 2022 and December 31, 2021 were as follows:

($ in thousands except share and per share data)	September 30, 2022	December 31, 2021
Ending common shareholders’ equity	$207,721	$225,047
Proceeds from assumed conversion of dilutive options	5	10
Numerator for diluted book value per common share calculation	$207,726	$225,057

Common shares outstanding	87,161,499	86,467,242
Shares issued from assumed conversion of dilutive options and restricted shares	509,963	494,926
Denominator for diluted book value per common share calculation	87,671,462	86,962,168

Book value per common share	$2.38	$2.60
Diluted book value per common share	2.37	2.59
Common Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the nine months ended September 30, 2022, the Company did not repurchase any common shares under its share repurchase authorization as it is precluded from repurchasing its common shares due to its failure to pay dividends on its preference shares. Until such time as dividends on preference shares are paid, the Company will not be able to repurchase or pay dividends on its common shares. At September 30, 2022, the Company had a remaining authorization of $74.2 million for share repurchases.
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
Please refer to "Notes to Consolidated Financial Statements - Note 6. Shareholders' Equity" under Part 1 Item 1 "Financial Information" of this Quarterly Report on Form 10-Q for further information on our preference shares, including a summary of repurchases made of the Company's preference shares during the three and nine months ended September 30, 2022. The Company has a remaining authorization of $3.9 million for preference share repurchases.
On November 9, 2022, subject to the terms and conditions of the preference shares including the affirmative vote of two-thirds of our preference shareholders, we announced our plans to exchange the preference shares for our common shares. Please refer to "Notes to Condensed Consolidated Financial Statements - Note 14. Subsequent Events" under Item 8 "Financial Statements and Supplementary Data" in Part I Item 1. "Financial Information" for further information.
Senior Notes
There were no changes in the Company’s Senior Notes at September 30, 2022 compared to December 31, 2021 and the Company did not enter into any short-term borrowing arrangements during the nine months ended September 30, 2022. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes.
The ratio of Debt to Total Capital Resources at September 30, 2022 and December 31, 2021 was computed as follows:

($ in thousands)	September 30, 2022	December 31, 2021
Senior notes - principal amount	$262,500	$262,500
Maiden shareholders’ equity	327,393	384,257
Total capital resources	$589,893	$646,757
Ratio of debt to total capital resources	44.5%	40.6%

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
As discussed above, at September 30, 2022, guarantees of $41.3 million have been provided to lenders by the Company on behalf of the real estate joint venture, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

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
Non-GAAP operating loss was $21.1 million for the three months ended September 30, 2022 compared to a non-GAAP operating loss of $3.1 million for the same period in 2021. The reduction in the Company's non-GAAP operating results was largely due to a non-GAAP underwriting loss of $18.9 million for the three months ended September 30, 2022, compared to a non-GAAP underwriting loss of $7.3 million partly offset by gains of $6.0 million for preference share repurchases for the same respective period in 2021.
Non-GAAP operating loss was $11.4 million for the nine months ended September 30, 2022, compared to non-GAAP operating earnings of $58.1 million in 2021. The reduction in the Company's non-GAAP operating results was largely due to a non-GAAP underwriting loss of $30.1 million for the nine months ended September 30, 2022, compared to a non-GAAP underwriting loss of $17.9 million for the same respective period in 2021. Underwriting performance was offset by gains of $28.2 million from the repurchase of preference shares at market values for the nine months ended September 30, 2022 compared to gains of $87.2 million for preference share repurchases during the same period in 2021.

Non-GAAP operating loss and Non-GAAP diluted operating loss per share attributable to common shareholders

Non-GAAP operating loss and Non-GAAP diluted operating loss per share attributable to common shareholders can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended September 30,	2022	2021
	($ in thousands except per share data)
Net (loss) income available to Maiden common shareholders	$(8,160)	$2,864
Add (subtract):
Net realized and unrealized investment losses	1,572	937
Foreign exchange and other gains	(8,586)	(4,116)
Interest in loss of equity method investments	373	810
Decrease in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	(6,259)	(3,609)
Non-GAAP operating loss	$(21,060)	$(3,114)

Diluted (loss) earnings per share attributable to common shareholders	$(0.09)	$0.03
Add (subtract):
Net realized and unrealized investment losses	0.02	0.01
Foreign exchange and other gains	(0.10)	(0.05)
Interest in loss of equity method investments	—	0.01
Decrease in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	(0.07)	(0.04)
Non-GAAP diluted operating loss per share attributable to common shareholders	$(0.24)	$(0.04)

For the Nine Months Ended September 30,	2022	2021
	($ in thousands except per share data)
Net income available to Maiden common shareholders	$19,186	$101,426
Add (subtract):
Net realized and unrealized investment gains	(2,848)	(8,013)
Foreign exchange and other gains	(19,121)	(6,070)
Interest in loss (income) of equity method investments	2,143	(4,912)
Decrease in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	(10,722)	(24,296)
Non-GAAP operating (loss) earnings	$(11,362)	$58,135

Diluted earnings per share attributable to common shareholders	$0.22	$1.17
Add (subtract):
Net realized and unrealized investment gains	(0.03)	(0.09)
Foreign exchange and other gains	(0.22)	(0.07)
Interest in loss (income) of equity method investments	0.02	(0.06)
Decrease in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	(0.12)	(0.28)
Non-GAAP diluted operating (loss) earnings per share available to common shareholders	$(0.13)	$0.67

Non-GAAP Operating ROACE
Non-GAAP Operating ROACE for the three and nine months ended September 30, 2022 and 2021 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Non-GAAP operating (loss) earnings	$(21,060)	$(3,114)	$(11,362)	$58,135
Opening adjusted common shareholders’ equity	269,658	277,082	274,990	208,447
Ending adjusted common shareholders’ equity	242,859	273,565	242,859	273,565
Average adjusted common shareholders’ equity	256,259	275,324	258,925	241,006
Non-GAAP Operating ROACE	(32.6)%	(4.5)%	(5.9)%	32.3%
Non-GAAP Underwriting Results
The non-GAAP underwriting results for the three and nine months ended September 30, 2022 and 2021 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Gross premiums written	$5,380	$6,821	$(1,451)	$7,865
Net premiums written	$5,222	$6,953	$(1,915)	$7,518
Net premiums earned	$12,251	$15,030	$23,816	$40,106
Other insurance revenue	368	138	888	946
Non-GAAP net loss and LAE(1)	(23,685)	(14,123)	(32,739)	(31,842)
Commission and other acquisition expenses	(5,398)	(6,313)	(12,811)	(19,154)
General and administrative expenses	(2,422)	(1,990)	(9,288)	(7,975)
Non-GAAP underwriting loss (1)	$(18,886)	$(7,258)	$(30,134)	$(17,919)
(1) Non-GAAP underwriting loss and non-GAAP net loss and LAE for the three and nine months ended September 30, 2022 and 2021 are adjusted for prior year reserve development subject to the LPT/ADC Agreement. Please see "Key Financial Measures" section for the definitions of Non-GAAP underwriting loss and net loss and LAE.
The non-GAAP underwriting results include the impact of favorable prior year loss reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement to show the ultimate economic benefit to the Company. As shown in the table above, adjusted for the decrease in the deferred gain under the LPT/ADC Agreement of $6.3 million and $10.7 million during the three and nine months ended September 30, 2022, respectively, the non-GAAP underwriting loss was $18.9 million and $30.1 million, respectively. This compared to a non-GAAP underwriting loss of $7.3 million and $17.9 million, respectively, when adjusted for the decrease in the deferred gain under the LPT/ADC Agreement of $3.6 million and $24.3 million during the three and nine months ended September 30, 2021, respectively.
The non-GAAP underwriting results above were due to underwriting results in the AmTrust Reinsurance segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 (including the additional ceding commission paid under the Partial Termination Amendment) as well as claims related to the European Hospital Liability Quota Share. Underwriting income in the Diversified Reinsurance segment for the three and nine months ended September 30, 2022 decreased by $2.0 million and $0.3 million compared to the three and nine months ended September 30, 2021, respectively.
Non-GAAP Net Loss and LAE
Adjusted for the decrease in the deferred gain for the LPT/ADC Agreement, the non-GAAP net loss and LAE for the three and nine months ended September 30, 2022 increased by $6.3 million and $10.7 million, respectively (2021 - $3.6 million and $24.3 million, respectively), due to favorable loss experience for AmTrust reserves subject to the LPT/ADC Agreement which are ultimately recoverable from Cavello. This adjustment is reflected in the calculation of non-GAAP Loss and LAE below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net loss and LAE	$17,426	$10,514	$22,017	$7,546
Less: favorable prior year loss development subject to the LPT/ADC Agreement	(6,259)	(3,609)	(10,722)	(24,296)
Non-GAAP net loss and LAE	$23,685	$14,123	$32,739	$31,842

Adjusted Shareholders' Equity, Adjusted Total Capital Resources, Adjusted Book Value per Common Share, and Ratio of Debt to Total Adjusted Capital Resources
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at September 30, 2022 and December 31, 2021 reflect the addition of the unamortized deferred gain under the LPT/ADC Agreement to the GAAP shareholders' equity as depicted in the computations below. The deferred gain under the LPT/ADC Agreement was $35.1 million at September 30, 2022 compared to $45.9 million at December 31, 2021, and relates to loss reserves subject to that agreement that are fully recoverable from Cavello.
The decrease in the unamortized deferred gain under the LPT/ADC Agreement for the nine months ended September 30, 2022 is attributable to $10.7 million in loss and LAE recognized as favorable loss development in the Company's GAAP income statement for policies subject to the LPT/ADC Agreement. We believe the inclusion of this unamortized deferred gain under these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve the Company's shareholders' equity over the settlement period under the terms of the agreement.
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at December 31, 2021 also reflected the LP Investment Adjustment of $4.1 million, which pertained to the equity accounting related to the fair value of certain hedged liabilities in an equity method investment held by the Company wherein the ultimate realizable value of the asset supporting the hedged liabilities was not recognized at fair value until its sale during the nine months ended September 30, 2022. We believe that this adjustment recognized the future realizable value and reflected the ultimate economic benefit of this investment which was sold at a realized gain during the nine months ended September 30, 2022 and improved the Company's shareholders' equity over the hedged contract period of the investment.
Reconciliation of shareholders' equity to Adjusted shareholders' equity and Adjusted Total Capital Resources
The following table computes adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain under the LPT/ADC Agreement at September 30, 2022 and December 31, 2021 as well as the LP Investment Adjustment for realizable value of intangible asset in a limited partnership investment at December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021	Change	Change %
Preference shares	$119,672	$159,210	$(39,538)	(24.8)%
Common shareholders' equity	207,721	225,047	(17,326)	(7.7)%
Total shareholders' equity	327,393	384,257	(56,864)	(14.8)%
LP Investment Adjustment	—	4,083	(4,083)	(100.0)%
Unamortized deferred gain on LPT/ADC Agreement	35,138	45,860	(10,722)	(23.4)%
Adjusted shareholders' equity	362,531	434,200	(71,669)	(16.5)%
Senior Notes - principal amount	262,500	262,500	—	—%
Adjusted total capital resources	$625,031	$696,700	$(71,669)	(10.3)%
Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The adjusted book value per common share as reconciled for the recognition of the unamortized deferred gain under the LPT/ADC Agreement as well as the LP Investment Adjustment for realizable value of intangible asset in limited partnership investment at September 30, 2022 and December 31, 2021 was computed as follows:

	September 30, 2022	December 31, 2021
Book value per common share	$2.38	$2.60
LP Investment Adjustment	—	0.05
Unamortized deferred gain on LPT/ADC Agreement	0.41	0.53
Adjusted book value per common share	$2.79	$3.18
Ratio of Debt to Adjusted Total Capital Resources
Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at September 30, 2022 and December 31, 2021 was computed as follows:

($ in thousands)	September 30, 2022	December 31, 2021
Senior notes - principal amount	$262,500	$262,500
Adjusted shareholders’ equity	362,531	434,200
Adjusted total capital resources	$625,031	$696,700
Ratio of debt to adjusted total capital resources	42.0%	37.7%

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely affected. At September 30, 2022, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the unaudited Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange gains of $8.6 million and $20.5 million were generated during the three and nine months ended September 30, 2022, respectively, compared to net foreign exchange gains of $4.1 million and $6.3 million for the three and nine months ended September 30, 2021, respectively.
At September 30, 2022, net foreign exchange gains were primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at September 30, 2022 included reserve for net loss and LAE of $281.7 million. There was no new business written in non-USD currencies during the three and nine months ended September 30, 2022. Our foreign currency asset exposures at September 30, 2022 include $185.3 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy as well as $24.9 million of equity method real estate investments denominated in Canadian dollars.
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
Off-Balance Sheet Arrangements
At September 30, 2022, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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
101.1
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL: (i) unaudited Condensed Consolidated Balance Sheets; (ii) unaudited Condensed Consolidated Statements of Income; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income; (iv) unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity; (v) unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
November 9, 2022		/s/ Lawrence F. Metz
Lawrence F. Metz President and Co-Chief Executive Officer

/s/ Patrick J. Haveron
Patrick J. Haveron Co-Chief Executive Officer and Chief Financial Officer