Form 10-K
period 2022-12-31
Maiden Holdings, Ltd.
filed 2023-03-15
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-34042
MAIDEN HOLDINGS, LTD.
(Exact Name of Registrant As Specified in Its Charter)

Bermuda	98-0570192
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
94 Pitts Bay Road, 1st Floor
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $134.3 million based on the closing sale price of the registrant’s common shares on the NASDAQ Capital Market on that date.
As of March 8, 2023, 101,532,151 common shares were outstanding. 142,971,499 common shares, par value $0.01 per share, were outstanding when the ownership by our affiliate Maiden Reinsurance Ltd. of 41,439,348 common shares were included. These affiliated shares are treated as treasury shares and are not included in the computation of consolidated book value and earnings per common share.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on May 3, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•we do not anticipate paying any cash dividends on our common shares for the foreseeable future;
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
•we have risks related to our Senior Notes;
•Maiden Reinsurance owns 29% of our total outstanding common shares and thus has a significant ownership and voting stake in our common shares;
•a few significant shareholders may influence or control the direction of our business. If the ownership of our common shares continues to be highly concentrated, it may limit your ability and the ability of other shareholders to influence significant corporate decisions;
•the market price for our ordinary shares has been and may continue to be highly volatile, and if there is a further sustained decline in our share price there could be limited liquidity for our common shares;
•provisions in our bye-laws could change voting rights of our shares, impede an attempt to replace or remove our directors, and/or make it difficult for a third party to acquire us which could diminish the value of our common shares;
•we may not be able to attract and retain key employees or successfully implement our business strategy;
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
•the property and casualty insurance and reinsurance industry are cyclical in nature, which may affect our overall financial performance; and
•new operating losses (and certain other tax attributes or tax benefits of the Maiden NA tax group) may be subject to limitation under Section 382 of the Tax Code.

Item 1. Business.
General Overview
Maiden Holdings is a Bermuda-based holding company. We create shareholder value by actively managing and allocating our assets and capital, including through ownership and management of businesses and assets primarily in the insurance and related financial services industries where we can leverage our deep knowledge of those markets. We also provide a full range of legacy services to small insurance companies, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations, working with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives. We expect our legacy solutions business to contribute to our active asset and capital management strategies.
We are not currently underwriting reinsurance business on new prospective risks but are actively underwriting risks on a retroactive basis through Genesis Legacy Solutions, LLC ("GLS"). We also have various historic reinsurance programs underwritten by our wholly owned subsidiary Maiden Reinsurance Ltd. ("Maiden Reinsurance") which are in run-off, including the liabilities associated with AmTrust Financial Services, Inc. ("AmTrust") which was terminated in 2019 as discussed in "Note 10 — Related Party Transactions" of the Notes to Consolidated Financial Statements included in Part II Item 8. "Financial Statements and Supplementary Data". In addition, we have a Loss Portfolio Transfer and Adverse Development Cover Agreement ("LPT/ADC Agreement") with Cavello Bay Reinsurance Limited ("Cavello") and a commutation agreement that further reduces our exposure to and limits the potential volatility related to AmTrust liabilities in run-off, which are discussed in "Note 8 — Reinsurance" of the Notes to Consolidated Financial Statements included in Part II Item 8. "Financial Statements and Supplementary Data".
Short-term income protection business is written on a primary basis by our wholly owned subsidiaries Maiden Life Försäkrings AB ("Maiden LF") and Maiden General Försäkrings AB ("Maiden GF") in the Scandinavian and Northern European markets, each with branches in the United Kingdom ("U.K."). Insurance support services are provided to Maiden LF and Maiden GF through our wholly owned subsidiary, Maiden Global Holdings Ltd. (“Maiden Global”), which is also a licensed intermediary in the U.K. Maiden Global had previously operated internationally by providing branded auto and credit life insurance products through insurer partners, particularly those in Europe and other global markets. These products also produced reinsurance programs which were underwritten by Maiden Reinsurance.
Business Strategy
We continued to implement our revised operating strategy during 2022 which leverages the significant assets and capital we retain. In addition to restoring operating profitability, our strategic focus centers on creating the greatest risk-adjusted shareholder returns, in order to increase book value for our common shareholders, both near and long-term. This strategy has three principal areas of focus:
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
Strategic Developments in 2022
During 2022, we continued to advance each pillar of our business strategy and our book value increased by 7.7% to $2.80 per common share at December 31, 2022. We made significant progress in the capital management pillar of our business strategy, repurchasing additional preference shares and ultimately executing an exchange of all of our outstanding preference shares for our common shares as discussed in the "Exchange of Preference Shares" section below. These capital management measures produced gains of $115.5 million and were the single biggest driver of our increase in book value.
We also grew our alternative investment portfolio by 21% during 2022 and produced a positive return of 2.0% on that portfolio in a very challenging year in the global financial markets. Despite the volatility experienced in financial markets during 2022, we believe our alternative investment portfolio remains well positioned to achieve its targeted longer-term returns. As interest rates continue to rise, we are increasingly focusing our investing activities on opportunities that will produce current income. While we continued to develop the business platform of GLS during 2022, a disappointing operating loss was reported as new reinsurance contracts did not perform to expectations.
The run-off of our historic reinsurance programs significantly underperformed during 2022, and we experienced adverse prior year reserve development of $32.6 million which offset much of the positive progress made in our capital and asset management strategies. Finally, volatile financial markets and sharply rising interest rates resulted in downward pressure on both our book value and earnings as investment results, including both realized and unrealized, were adversely affected.
Exchange of Preference Shares
On December 27, 2022 (the "Exchange Date"), the Company exchanged all outstanding 8.250% Non-Cumulative Preference Shares, Series A (“Series A Preference Shares”), 7.125% Non-Cumulative Preference Shares, Series C (“Series C Preference Shares”) and 6.700% Non-Cumulative Preference Shares, Series D (“Series D Preference Shares” and, together with the Series A Preference Shares and the Series C Preference Shares, the “Preference Shares”) for newly issued common shares, $0.01 par value per share (the “Exchange”). To effectuate the Exchange under the terms of each series of the Preference Shares, the affirmative vote of holders of two-thirds of the issued shares of each series of Preference Shares was required. Maiden Reinsurance, which owned approximately 74% of each series of the Preference Shares immediately preceding the Exchange Date, consented to the variations for each of the series of Preference Shares in order to effectuate the Exchange. The Exchange was approved by a special committee of the Board of the Company consisting of disinterested directors and, upon advice of the special committee's financial advisor, approved the conversion ratio. The Board subsequently approved the conversion ratio and the Exchange. Under the terms of the Exchange, preference shareholders received common shares of the Company having a fair value that meets the “Minimum Price” as determined in accordance with the rules of the Nasdaq and as described in an information statement that the Company filed with the Securities and Exchange Commission (the “SEC”) and distributed to preference shareholders.
As of December 27, 2022, Maiden Reinsurance owns 29% of the Company's total outstanding common shares as described above, which is eliminated for accounting and financial reporting purposes on the Company’s consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its investment in Maiden Holdings common shares, will be capped at 9.5% pursuant to the bye-laws of the Company. The Exchange and ownership of the common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy which has been approved by the Vermont Department of Financial Regulation ("Vermont DFR"). The Vermont DFR additionally specifically approved the ownership of the Company's common shares by Maiden Reinsurance related to the Exchange.
The Company offered three common shares as consideration for each share of the Series A, C and D Preference Shares tendered. A total of 1,500,050 shares of Series A Preference Shares, 1,744,028 shares of Series C Preference Shares, and 1,542,806 shares of Series D Preference Shares were accepted, resulting in the issuance of 14,360,652 common shares to non-affiliates at a fair value of $28.4 million. The value of each Preference Share exchanged was equal to three times the average closing price of Common Shares (as reflected on Nasdaq.com) for the five trading days immediately preceding the Exchange Date of December 27, 2022 which was $1.98. Such Common Shares are listed for trading on the NASDAQ Capital Market under the symbol “MHLD.”
As a result of the Exchange, the Preference Shares were delisted from and no longer trade on the New York Stock Exchange as of the Exchange Date. No Preference Shares are issued or outstanding, and the Preference Shares were deregistered under the Securities Exchange Act of 1934, as amended. In addition, all rights of the former holders related to ownership of the Preference Shares have been terminated.
Details of our recent capital transactions are also discussed in our Notes to the Consolidated Financial Statements in "Note 6 — Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10–K. Our future results, and our ability to generate an improved risk-adjusted return on capital, may be impacted by risks and trends set forth in Item 1A, "Risk Factors", and elsewhere in this Annual Report on Form 10-K.
Our Principal Operating Subsidiaries
Maiden Reinsurance, a wholly owned subsidiary of Maiden Holdings, is an affiliated reinsurance company licensed in the State of Vermont in the U.S. and our principal operating subsidiary which commenced operations in June 2007. Effective March 16, 2020, we re-domesticated Maiden Reinsurance from Bermuda to Vermont in the U.S., having determined that re-domesticating Maiden Reinsurance to Vermont enables us to better align our capital and resources with our liabilities, which originate mostly in the U.S., resulting in a more efficient structure. Maiden Reinsurance is subject to the statutes and regulations of Vermont in the ordinary course of business. The re-domestication did not apply to Maiden Holdings which remains a Bermuda-based holding company. Maiden Reinsurance owns 29% of the total outstanding common shares of Maiden Holdings and subject to our bye-laws, has the ability to vote up to 9.5% of these shares.
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
GLS was formed in November 2020 and is a wholly owned subsidiary of Maiden Reinsurance domiciled in the State of Delaware. GLS Services Company (“GLS Services”) is a wholly owned subsidiary of GLS. GLS specializes in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations, working with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives. Genesis Legacy Insurance Company (Vermont) Limited, is a wholly owned subsidiary of GLS Services licensed in Vermont, and is the operating entity utilized by GLS to assume portfolios of legacy liabilities.
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
The table below compares net premiums earned, by reportable segment, reconciled to the total consolidated net premiums earned for the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022		2021
($ in thousands)	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total
Diversified Reinsurance	$27,983	74.2%	$27,681	52.2%
AmTrust Reinsurance	9,749	25.8%	25,312	47.8%
Total	$37,732	100.0%	$52,993	100.0%
Financial data relating to the geographical areas in which we operate and relating to our principal products by line of business may be found in "Notes to Consolidated Financial Statements - Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Diversified Reinsurance Segment
In this segment, Maiden Reinsurance previously wrote treaties on both a quota share basis and excess of loss basis outside the U.S. whereas Maiden LF and Maiden GF write business within Europe on a primary basis. Net premiums written by our Diversified Reinsurance segment operating subsidiaries, excluding intercompany reinsurance, for the years ended December 31, 2022 and 2021 included:

For the Year Ended December 31,	2022		2021
($ in thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Maiden Reinsurance	$(332)	(1.4)%	$(1,031)	(6.4)%
Maiden LF	14,531	61.5%	9,553	59.3%
Maiden GF	9,421	39.9%	7,576	47.1%
Total	$23,620	100.0%	$16,098	100.0%
Please refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion on the performance of our Diversified Reinsurance segment for the years ended December 31, 2022 and 2021.
Maiden Global’s business development teams partnered with automobile manufacturers, dealer associations and local primary insurers to design and implement point of sale insurance programs which generated revenue for the auto manufacturer and insurance premiums for the primary insurer ("IIS business"). However, all of these programs are now in run-off and no new programs are being sought. With no new written premium, the only remaining earned premium is from the Australian program that continued through 2022. The table below shows IIS premiums by line of business for the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022		2021
($ in thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Personal Auto - Quota Share Reinsurance	$(320)	(1.4)%	$(4,592)	(28.5)%
Credit Life - Insurance	23,944	101.4%	20,716	128.5%
Total	$23,624	100.0%	$16,124	100.0%
For the years ended December 31, 2022 and 2021, the Company's net premiums written for Personal Auto on a quota share reinsurance basis were negative. In 2022, negative premiums in Personal Auto were due to the refund of overpaid premium in a U.K. Auto quota share reinsurance program, and in 2021, the negative premiums were due to the return of unearned premiums written in a German Auto quota share reinsurance contract in our IIS business which went into run-off on January 1, 2021.
AmTrust Reinsurance Segment
General
AmTrust is a multinational specialty property and casualty insurance holding company with operations in the U.S., Europe and Bermuda. Effective January 1, 2019 (a) the AmTrust Quota Share, and (b) the European Hospital Liability Quota Share were terminated on a run-off basis. These transactions are broadly referred to herein as the "Final AmTrust QS Terminations". Apart from certain unearned premiums in the AmTrust Quota Share and the European Hospital Liability Quota Share that were earned subsequent to December 31, 2019, there was no new premium written within this segment during 2022 and 2021.

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
Our ERM Committee (comprised of our Co-Chief Executive Officers and most other senior members of management) monitors and oversees the risk environment and provides direction to mitigate, to an acceptable level, the most significant and material risks that may adversely affect our ability to achieve our goals. The ERM Committee continually reviews factors that may impact our organizational risk and develops and implements strategies and action plans to mitigate key risks.
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
•Liquidity risk - the risk that the group does not have sufficient unrestricted or liquid funds to pay losses or meet contractual obligations as they become due; and
•Operational risk - the risk of loss from inadequate or failed internal processes, people, systems and/or external events (i.e. cyber), which also includes legal risks.
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
Our Employees
On March 8, 2023, we had approximately 49 full-time and part-time employees who are located in Bermuda, the U.S., the U.K., Germany, Ireland and Sweden. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements.
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
Holding Company Regulation
Maiden Reinsurance is subject to the U.S. statutory holding company laws of Vermont. The insurance holding company laws and regulations apply directly to individual insurers, indirectly to non-insurance entities, and provide regulators the ability to look at any entity within an insurance holding company system (or group). State regulations generally provide that each insurance company in an insurance holding company system must register with the insurance department of its state of domicile. These laws vary from state to state, but each state has enacted legislation which requires licensed insurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. All transactions involving the insurers in a holding company system and their affiliates must be fair and reasonable and often require prior notice and non-disapproval by the state insurance department of their domicile. Further, state insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers. Any capital distribution of any kind out of Maiden Reinsurance would be done consistent with Vermont regulations or as required, with the prior approval of the Vermont DFR.
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
As of December 27, 2022, Maiden Reinsurance owns 29% of the Company's total outstanding common shares as described above, which is eliminated for accounting and financial reporting purposes on the Company’s consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its common shares, will be capped at 9.5% pursuant to the bye-laws of the Company. The Exchange and ownership of the common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy which has been approved by the Vermont DFR. The Vermont DFR additionally specifically approved the ownership of the Company's common shares by Maiden Reinsurance related to the Exchange.
Additionally, the NAIC Model Holding Company Act and NAIC Model Holding Company Regulation address “enterprise” risk - the risk that an activity, circumstance, event, or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. The Vermont DFR adopted the requirement for a holding company to annually submit an Enterprise Risk Report with the state commissioner. In addition, under the NAIC Model Holding Company Act, as adopted in Vermont, any person divesting control (10% or more ownership) over an insurer must provide 30 days’ notice to the regulator and the insurer. After receipt of the notice, the Vermont Insurance Commissioner must determine whether the parties seeking to divest or to acquire a controlling interest will be required to file for or obtain approval of the transaction. That law may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of a direct or indirect parent of the Company (including Maiden Holdings) (in particular through an unsolicited transaction), even if the shareholders of such parent consider that transaction to be desirable.
In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act (the “ORSA Model Act”), which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insures to conduct an ORSA in accordance with NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer's domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and/or the insurance group of which it is a member. Vermont has adopted its version of the ORSA Model Act and the Company believes that a Vermont statutory exemption (8 V.S.A. Section 3586) presently exempts the Company from the requirements of Vermont’s version of the ORSA Model Act, because the Company’s and its group’s annual direct written and unaffiliated assumed premium are less than the applicable threshold.
Vermont also adopted the NAIC’s Corporate Governance Annual Disclosure Model Act ("CGAD"). CGAD requires an annual filing by an insurer or insurance group that provides detailed information regarding their governance practices as well as sample documentation on their corporate governance structure and policies.
Risk-Based Capital
U.S. insurers are also subject to risk-based capital ("RBC") guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of a company's investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to asset, premium and reserve items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. Insurers that have less statutory capital than the RBC calculation required are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. Maiden Reinsurance filed its latest RBC reports in March 2023 for the 2022 calendar year, and the reported RBC levels exceed Vermont's RBC requirements. Maiden Reinsurance continues to invest excess capital pursuant to our current business strategy as our RBC requirements permit.
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

NAIC Ratios
The NAIC Insurance Regulatory Information System ("IRIS") was developed to help state regulators identify companies that may require special attention. IRIS is comprised of statistical and analytical phases consisting of key financial ratios whereby financial examiners review annual statutory basis statements and financial ratios. Each ratio has an established "usual range" of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny and may be subject to regulatory action if it falls outside the usual ranges of four or more of the ratios. Maiden Reinsurance only completed its re-domestication to Vermont in 2020, and it is therefore possible that it may produce unusual ratios outside the usual ranges for more than four tests, principally due to the lack of prior year statutory data which is required for many of the ratios to be computed.
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
On September 22, 2017, the U.S. Treasury Department, USTR, and the EU formally signed the Covered Agreement. The agreement requires states to eliminate reinsurance collateral within five years or risk preemption. In exchange, the EU will not impose local presence requirements on U.S. firms operating in the EU, and effectively must defer to U.S. group capital regulation for U.S. entities of EU-based firms. The U.S. Treasury Department and USTR also released a U.S. policy statement clarifying their interpretation of the Covered Agreement in several key areas including capital, group supervision and reinsurance. On June 25, 2019, the NAIC Executive Committee and Plenary adopted revisions to the Credit for Reinsurance Model Law and Credit for Reinsurance Model Regulation, which implement the reinsurance collateral provisions of the Covered Agreements with the EU and the U.K. Bermuda is not covered under this agreement.

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
United Kingdom Insurance Regulation
The U.K left the EU on January 31, 2020 ("Brexit"). Maiden LF and Maiden GF subsequently established branches in the U.K. to enable us to continue underwriting in the U.K. post-Brexit. The branches were initially accepted into the U.K.'s Temporary Permissions Regime which allowed them to continue to write insurance in the U.K. In May 2022, both branches were authorized by the Prudential Regulation Authority (“PRA”) and Financial Conduct Authority (“FCA”). Both branches are now authorized and regulated by the PRA and FCA. The Company believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.
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
The Economic Substance Act 2018, as amended (“ESA”) came into force in Bermuda on January 1, 2019 and impacts every Bermuda registered entity engaged in a “relevant activity” to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. Under the ESA, holding entity activities (as defined in the ESA and the Economic Substance Regulations 2018, as amended) are deemed a relevant activity. To the extent that the ESA applies to Maiden Holdings, we are required to demonstrate compliance with economic substance requirements that we have “adequate” economic substance in Bermuda, and we must file an annual economic substance declaration with the Bermuda Registrar of Companies ("Registrar") on that basis. Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Registrar, face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda.
The Terrorism Risk Insurance Program Reauthorization Act of 2019
Terrorism Risk Insurance Act of 2002 ("TRIA"), which was previously amended and extended in 2005, 2007, 2015 and again in 2019 by the Terrorism Risk Insurance Program Reauthorization Act of 2019 ("TRIPRA"), was enacted to ensure the availability of insurance coverage for terrorist acts in the U.S. This law renewed the prior federal terrorism risk insurance program. It was extended through December 31, 2027 with certain modifications in the provisions of the expiring program. TRIA does not apply to reinsurers directly but does apply directly to insurers and to excess and surplus lines insurers. TRIPRA has impacted some of our reinsurance clients, but not all due to the lines of business covered by TRIA. Also, in general, our reinsurance contracts contain inuring language regarding any potential recoveries from TRIA. Additional material for TRIA and TRIPRA, including U.S. Treasury Department issued interpretive letters, are found on the U.S. Treasury Department’s website.
Taxation of the Company and its Subsidiaries
The following summary of certain taxation matters is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The Company has subsidiary operations in various other locations around the world, including Canada, Ireland, Sweden and the U.K., that are subject to relevant taxes in those jurisdictions. The discussion below covers only the principal locations in which the Company or its subsidiaries are subject to taxation.
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
United Kingdom
Maiden Global, Maiden LF U.K. Branch and Maiden GF U.K. Branch are tax residents in the U.K. and are currently subject to corporation tax in the U.K. on their trading and other taxable profits. The main rate of U.K. corporation tax is currently 19% (rising to 25% from April 2023). Non-U.K. resident corporations are within the scope of corporation tax in the U.K. if they carry on a trade in the U.K. through a permanent establishment. Reinsurance business developed previously by Maiden Global was underwritten by Maiden Reinsurance. Other than in respect of Maiden Global, Maiden LF U.K. Branch and Maiden GF U.K. Branch, we believe that the Company has operated and will continue to operate its business in a manner that will not cause it to be treated as carrying on a trade within the U.K. Any U.K. source income of non-U.K. resident corporations may be subject to U.K. withholding tax, subject to the availability of treaty relief or any other applicable exemptions. Dividends paid by Maiden Global are not subject to U.K. withholding tax. Interest paid by Maiden Global may be subject to U.K. withholding tax at a rate of up to 20%, subject to the availability of treaty relief or any other applicable exemptions.
United States of America
The Tax Cuts and Jobs Act (the "2017 Act") reduced the corporate U.S. tax rate to 21%, eliminated the alternative minimum tax and limited the deductibility of interest expense, among other things. In the context of the taxation of U.S. property/casualty insurance companies such as the Company, the 2017 Act also modified the loss reserve discounting rules and the proration rules that apply to reduce reserve deductions to reflect the lower corporate income tax rate. In addition, the 2017 Act included certain provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. connections and U.S. persons investing in such companies.  For example, the 2017 Act includes a base erosion anti-avoidance tax (the "BEAT") that could make affiliate reinsurance between U.S. and non-U.S. members of our group economically unfeasible. As discussed in more detail below, the 2017 Act also revised the rules applicable to passive foreign investment companies ("PFICs") and controlled foreign corporations ("CFCs"). Further, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us. Additionally, tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC or a PFIC or has related person insurance income ("RPII") are subject to change, possibly on a retroactive basis. The U.S. Treasury Department recently issued final and proposed regulations intended to clarify the application of the insurance income exception to the classification of a non-U.S. insurer as a PFIC and provide guidance on a range of issues relating to PFICs, and recently issued proposed regulations that would expand the scope of the RPII rules. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming as well. The Company cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.
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
Foreign corporations not engaged in a trade or business in the U.S. are subject to U.S. income tax, effected through withholding by the payer, on certain fixed or determinable annual or periodic gains, profits and income derived from sources within the U.S. as enumerated in Section 881(a) of the Internal Revenue Code, such as dividends and interest on certain investments. The U.S. imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks of a U.S. person located wholly or partly within the U.S. ("U.S. person") or risks of a foreign person engaged in the conduct of a U.S. trade or business located in the U.S. The rate of tax applicable to reinsurance is 1% of gross premiums.

Where You Can Find More Information
We maintain our principal website at www.maiden.bm. The information on our websites is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through our principal website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish such material to the SEC. We also make available, free of charge through our principal website, our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, and Code of Business Conduct and Ethics. Such information is also available in print for any shareholder who sends a request to Maiden Holdings, Ltd., Ideation House, 94 Pitts Bay Road, 1st Floor, Pembroke HM 08, Bermuda, Attention: Secretary. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549.
Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 800-SEC-0330. Any shareholder or other interested party who desires to contact any member of the Board (or our Board as a group) may do so in writing to the following address: Maiden Holdings, Ltd., Ideation House, 94 Pitts Bay Road, 1st Floor, Pembroke HM 08, Bermuda, Attention: Secretary. Communications are distributed to the Board, or to any individual directors as appropriate, depending on the facts and circumstances outlined in the communication.

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
We produced a net loss of $60.0 million in 2022, compared to net income of $26.6 million during 2021, largely the result of loss development from the run-off of our legacy reinsurance obligations. While we have taken significant actions in recent years to strengthen our loss reserve and capital position, these older liabilities are dependent on the reporting by our ceding companies and can be subject to volatility. While we have purchased additional reinsurance protection to eliminate potential volatility of loss reserves from this legacy business, the accounting for this reinsurance protection precludes us from recognizing recoveries until paid losses reach certain contractual retention limits in the agreement and thus our GAAP results reported herein will not reflect this reinsurance until those limits are exceeded, which we presently expect to occur in 2025. There can be no assurance that this reinsurance or that the timing and accounting recognition of recoveries under that reinsurance agreement will be sufficient to protect us against further declines in shareholders’ equity.
We have taken steps to restructure our business by disposing of unprofitable operations and terminating reinsurance agreements in both of our reporting segments while significantly reducing headcount and overhead expenses. While we believe these actions along with our revised strategy will produce operating profitability, there can be no assurance that these actions will achieve their intended effects or that such reinsurance will be sufficient to protect us against further adverse loss reserve development. Further, as our insurance liabilities continue to run off, our investment income will continue to decrease which may adversely affect our profitability. While we continue to reduce our operating expenses, make additional investments which we believe will produce enhanced investment returns, and now write new legacy retroactive risks, there can be no assurance that these measures will overcome the expected decline in investment income. Finally, we have not yet determined if and when we may resume active underwriting of new prospective risks which would result in increased revenue.
While we continue to believe we will operate as a going concern, there can be no assurance that this will continue to be the case if we do not maintain operating profitability or if future significant declines in our shareholders’ equity occur.
The inability of management to successfully implement its business strategy could result in a further decline of capital, materially adversely affecting our financial condition and results of operations and may create enhanced risks.
Management continues to evaluate various operating strategies that are likely to be significantly different than our prior strategic business focus. In November 2020, we formed GLS which specializes in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations, working with clients to develop and implement finality solutions including acquiring entire companies. We believe the formation of GLS is highly complementary to our overall longer-term strategy. However, it may take some time for GLS to gain sufficient scale to achieve its objectives, and its results may not reach the objectives we expect to establish for it over time. Since 2020, our revised strategy includes expanded investment activities. This has included changes to our approaches to asset and capital management and we may or may not resume active reinsurance underwriting of new prospective risks in the future. Further, as part of its re-domestication to the State of Vermont in the U.S., Maiden Reinsurance is required to closely consult with the Vermont DFR before it considers resuming active reinsurance underwriting of new prospective risks and on any matters related to capital management and business strategy. There can be no assurance that the implementation of the new business plan will succeed or will be satisfactory to the Vermont DFR, which could have a material adverse effect on our business, operations and financial condition.
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
We will establish or adjust reserves for our insurance subsidiaries in part based upon loss data received from the ceding companies with which we do business. There is a time delay that elapses between the receipt and recording of claims results by the ceding insurance companies and the receipt and recording of those results by us. Accordingly, the establishment and adjustment of reserves for our insurance subsidiaries is dependent upon timely and accurate estimate reporting from cedants and agents.
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
In addition, the COVID-19 pandemic disrupted established claims adjudication and settlement processes. These disruptions could impact the consistency of data received from our cedants and agents. While we do not believe these disruptions have materially impacted our ability to appropriately evaluate the exposures, it could potentially impact the judgments we make in setting reserves.
While we have established our reserves to a level we believe to be sufficient to cover losses assumed by us when we recognize prior period development, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. We have experienced significant adverse development of our loss reserves in prior years, including in 2022. Further, the additional reinsurance protection we have purchased to protect against further adverse development in loss reserves may be insufficient compared to the actual losses that emerge and we may need to recognize adverse development which would reduce our results of operations and shareholders' equity, possibly materially. To the extent our actual reported losses exceed expected losses, the carried estimate of the ultimate losses will be increased, which would represent unfavorable reserve development, and in turn could have a material adverse effect on our financial condition.
The effects of emerging claims and coverage issues on our business are uncertain.
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
At December 31, 2022, we had $550.5 million due to us from one reinsurer, Cavello, consisting of losses recoverable from Cavello under the retrocession agreement of $60.1 million and reinsurance recoverable on unpaid losses under the retroactive reinsurance agreement of $490.4 million. Cavello provided collateral in the form of a letter of credit in the amount of $445.0 million to AmTrust under the LPT/ADC Agreement with Enstar Group Limited ("Enstar") on July 31, 2019, pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share, subject to additional collateral funding requirements. As of December 31, 2022, the amount of collateral required was $461.6 million.
We may or may not use retrocessional and reinsurance coverage to limit our exposure to risks. Any retrocessional or reinsurance coverage that we obtain may be limited, and credit and other risks associated with our retrocessional and reinsurance arrangements may result in losses which could adversely affect our financial condition and results of operations.
We have provided reinsurance to our clients and in turn we may or may not retrocede reinsurance we have assumed to other insurers and reinsurers. If we do not use or cannot obtain retrocessional coverage or reinsurance, our exposure to losses will be greater than if we did obtain such coverage. If we do obtain retrocessional or reinsurance coverage, some of the insurers or reinsurers to whom we may retrocede coverage or reinsure with may be domiciled in Bermuda or other non-U.S. locations. We would be subject to credit and other risks that depend upon the financial strength of these reinsurers. Further, we will be subject to credit risk with respect to any retrocessional or reinsurance arrangements because the ceding of risk to reinsurers and retrocessionaires would not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of any retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our business, financial condition and results of operation. We may attempt to mitigate such risks by retaining collateral or trust accounts for premiums and claims receivables, but nevertheless we cannot be assured that reinsurance will be fully collectable in the case of all potential claims outcomes.
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
Our agency mortgage-backed securities ("Agency MBS") constitute 10.9% of fixed maturity investments at December 31, 2022.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities ("MBS") are prepaid more quickly, requiring us to reinvest the proceeds at lower market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, economic conditions may curtail prepayment activity on the underlying mortgages if refinancing is difficult, thus limiting prepayments on the MBS portfolio. In the event that these conditions persist and result in a prolonged period of economic uncertainty, our results of operations, our financial condition and/or liquidity, and our prospects could be materially and adversely affected.
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
Maiden Holdings is a holding company. As a result, we do not have, and will not have, any significant operations or assets other than our ownership of the shares of our subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements at Maiden Holdings, including debt service payments and other expenses. As of December 31, 2022 and as of the date hereof, our insurance subsidiaries' ability to make distributions require the prior approvals of their respective domestic regulators. Maiden Holdings may need to borrow funds from its subsidiaries if funds from dividends are not available to meet ongoing cash requirements. The impact of applicable regulatory capital requirements such as risk based capital ratios under U.S. law could impact the ability of Maiden Reinsurance to pay future cash dividends.
Maiden Reinsurance uses trust accounts, loan to related party, funds withheld and letters of credit to meet collateral requirements. Consequently, cash and cash equivalents and investments are pledged in favor of ceding companies in order to comply with relevant insurance regulations or contractual requirements. At December 31, 2022, restricted cash and cash equivalents and fixed maturity investments used as collateral were $296.8 million and represents 82.2% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and cash equivalents) at that date. At December 31, 2022, Maiden Reinsurance had $20.5 million in unrestricted cash and cash equivalents and fixed maturity investments. On a consolidated basis, the Company had $64.3 million in unrestricted cash and cash equivalents and fixed maturity investments at December 31, 2022.
Based on our current estimate of 2023 financial projections, we believe we will have sufficient liquidity to meet and fulfill our obligations including payments due under our outstanding publicly-traded senior notes which were issued in 2013 (the "2013 Senior Notes") by Maiden NA in the principal amount of $152.5 million, all of which is currently outstanding and is subject to a guarantee by Maiden Holdings, and our outstanding publicly-traded senior notes which were issued in 2016 (the "2016 Senior Notes") in the principal amount of $110.0 million, all of which is currently outstanding (the 2016 Senior Notes collectively with the 2013 Senior Notes, the "Senior Notes"). However, should our operating results deteriorate, should additional collateral be required under our contractual arrangements with reinsured prior to the receipt of recoveries under reinsurance agreements we have entered into or should excess collateral under those arrangements not be returned to the Company quickly enough, we cannot assure that we will maintain sufficient unrestricted liquidity to meet those obligations.
A significant amount of our invested assets are subject to changes in interest rates and market volatility. If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.
Investment income is an important component of our consolidated net income. At December 31, 2022, total investments of $587.1 million represented 92.6% of our total cash and investments. Total investments included other investments of $148.8 million, or 25.3% of our total investment portfolio, comprised of a combination of private credit funds, private equity funds, other privately held investments and investments in direct lending activities. As a result of market conditions prevailing at a particular time, the allocation of our portfolio to various asset types may vary. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. We classify our fixed maturity investments as available-for-sale ("AFS") and therefore changes in the market value are reflected in our shareholders’ equity through accumulated other comprehensive income ("AOCI").
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
Interest rates are highly sensitive to many factors, including governmental monetary policies, inflation, domestic and international economic and political conditions and other factors beyond our control. To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. As a result of the LPT/ADC Agreement, the duration of our liability for loss reserves will be materially shortened and if we do not correspondingly shorten the duration of the investments in our fixed maturity investment portfolio, our risk of exposure to unexpected changes in interest rates could adversely affect our operations and financial condition.
At December 31, 2022 and 2021, these respective durations in years were as follows:

At December 31,	2022	2021
Fixed maturities and cash and cash equivalents	1.3	1.5
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	5.3	4.4
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	1.1	1.4
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
However, we generally expect negative operating cash flows to be met or exceeded by positive investing cash flows. Overall, we expect our cash flows, together with our existing capital base and unrestricted cash and investments to be sufficient to meet cash requirements and to operate our business. The LPT/ADC Agreement has shortened the duration of our liabilities, which in turn may require us to adjust the duration of our fixed maturities which could lower our investment income. We also have very limited property catastrophe exposures which could cause an immediate need for cash. However, if we do not structure our investment portfolio so that it is appropriately matched with our reinsurance liabilities or our operating cash flow declines, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. For this or any of the other reasons discussed above, investment losses could significantly decrease our asset base, which would adversely affect our ability to conduct business. Any significant decline in our investment income would adversely affect our business, financial condition and results of operations.
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
In addition to fixed maturity securities, we have invested, and may from time to time continue to invest, in alternative investments such as hedge funds, fixed income funds, equity funds, privately held investments, private equity and private credit funds and co-investments, real estate funds and co-investments and other alternative investments. During 2022, we increased the amount allocated to such investments, and at December 31, 2022, 43.0% of our total cash and investments were categorized as equities, other investments and equity method Investments on our consolidated balance sheets compared to 25.4% as of December 31, 2021. We expect to continue to increase this allocation over future periods and have committed $113.0 million to future investments as of December 31, 2022. These and other similar investments may be illiquid due to restrictions on sales, transfers and redemption terms, may have different, more significant risk characteristics than our investments in fixed maturity securities and may also have more volatile values and returns, all of which could negatively affect our investment income and overall portfolio liquidity.

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
Our future capital requirements will depend on many factors. We also may not be able to grow significantly without additional capital. Our future business needs are uncertain and we may need to raise additional funds to further capitalize Maiden Reinsurance or our IIS business. We anticipate that any such additional funds would be raised through equity, debt, hybrid financings or entering into reinsurance agreements. While we currently have no commitment from any lender with respect to a credit facility or a loan facility, we may enter into an unsecured or secured revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity, debt or hybrid financing, if available at all, may be on terms that are not favorable to us. Recent turbulence in financial markets due to higher interest rates along with tighter credit underwriting may limit our ability to access the credit or equity markets. If we are able to raise capital through equity financings, the interest of shareholders in our Company would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common shares.
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
We do not anticipate paying any cash dividends on our common shares for the foreseeable future.
We currently intend to retain our future earnings, if any, to strengthen our regulatory capital and solvency ratios, improve our liquidity and working capital and for other general corporate purposes. The insurance laws and regulations of our insurance subsidiaries generally contain restrictions on the ability to pay dividends or distributions to Maiden Holdings, which may restrict our ability to pay dividends on common shares. Any capital distribution of any kind out of Maiden Reinsurance would be done consistent with Vermont regulation which requires the prior approval of the Vermont DFR. Any future determination to pay dividends on our common shares will be at the discretion of our Board, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board considers relevant.
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
Climate change may adversely impact our results of operations and/or our financial position.
Global climate change has been linked to a number of factors that contribute to the increased unpredictability, frequency, duration and severity of weather events, including changing weather patterns, a rise in ocean temperatures, and sea level rise. Global climate change and global climate change transitions could lead to new or enhanced regulation, which may be difficult or costly to comply with, or impact assets that we invest in, which may result in realized and unrealized losses in future periods that could have a material adverse impact on our results of operations and/or financial position. It is not possible to foresee the impacts of potential future climate regulation, or which, if any, assets, industries or markets may be materially and adversely affected by global climate change and global climate change transitions, nor is it possible to foresee the magnitude of such effects.
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
Europe
Under EU Freedom of Services, a firm authorized in a European Economic Area ("EEA") state can offer certain products or services in other EEA states if it has the relevant passport. Maiden LF and Maiden GF are established in an EEA state (Sweden) and have passports for a number of EEA states. Maiden LF is licensed by the Swedish financial regulator (Finansinspektionen) to write insurance and reinsurance of short-term life insurance (Class 1a) and supplementary insurance to Class 1a (Class 1b). Maiden GF is licensed by Finansinspektionen to write insurance and reinsurance of accident and sickness (Classes 1 and 2), other property damage (Class 9) and other miscellaneous financial losses (Class 16). We cannot predict the impact laws and regulations adopted in the EU or other non-U.S. jurisdictions may have on the financial markets generally or on our businesses, results of operations or cash flows. It is possible that changes in such laws and regulations may alter our business practices. They may also limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs. It is possible that the laws and regulations adopted in foreign jurisdictions will differ from one another, and that they could be inconsistent with the laws and regulations of other jurisdictions including the U.S.
United States
Our U.S. subsidiaries are subject to a complex and extensive array of laws and regulations that are administered and enforced by state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL, the IRS and the Office of the Comptroller of the Currency. See Item 1. “Business - Regulatory Matters” for a summary of certain U.S. state and federal laws and regulations applicable to our business. Failure to comply with these laws and regulations could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to our reputation, or interruption of our operations, any of which could have a material and adverse effect on our capital, surplus, or other aspects of our financial position, results of operations and cash flows.
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
Under the ESA, holding entity activities (as defined in the ESA and the Economic Substance Regulations 2018, as amended) satisfy the requirement of undertaking a “relevant activity” and therefore would apply to Maiden Holdings. However, because Maiden Holdings’ primary function is to acquire and hold shares or equitable interests in other entities and it does not perform any commercial activities, we believe we are only subject to the ESA’s minimum economic substance requirements, and we file an annual declaration with the Registrar on that basis.
Even as a pure equity holding entity, Maiden Holdings will still be required to demonstrate compliance with the ESA that we have “adequate” economic substance in Bermuda, and therefore should have adequate people for holding and managing equity participation, and adequate premises in Bermuda.
Given that the legislation is new and remains subject to further clarification and interpretation, the meaning of "adequate" in this context remains unclear. It is not currently possible to ascertain the steps required to ensure our continued compliance with the ESA, which makes it difficult to predict its future impact. Any entity that must satisfy economic substance requirements but fails to do so could face financial penalties or could be ordered by a court to take action to remedy such failure. It may also be faced with a restriction of its business activities, automatic reporting by the Bermuda authorities to competent authorities in the EU on an entity's non-compliance or may be struck off as a registered entity in Bermuda. If any one of the foregoing were to occur, it may adversely impact the business operations of Maiden Holdings.
Corporate Governance and Risks Related to an Investment in our Securities
Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments.
Maiden Holdings is a holding company. As a result, we do not have, and will not have, any significant operations or assets other than our ownership of the shares of our subsidiaries. We expect that dividends and other permitted distributions from Maiden Global (and its subsidiaries), Maiden LF, Maiden GF and Maiden NA (and its subsidiaries) will be our sole source of funds to pay any dividends to common shareholders and meet ongoing cash requirements, including debt service payments, if any, and other expenses. The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet statutory solvency and liquidity requirements and also place restrictions on the declaration and payment of dividends and other distributions. The inability of our subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business, financial condition and results of operations. Any capital distribution of any kind out of Maiden Reinsurance requires the prior approval of the Vermont DFR.
The timing and amount of any cash dividends on our common shares are at the discretion of our Board and will depend upon the results of operations and cash flows, our financial position and capital requirements, and any other factors that our Board deems relevant.
We have risks related to the Company’s Senior Notes.
Maiden NA issued the 2013 Senior Notes and Maiden Holdings issued the 2016 Senior Notes, both of which are currently outstanding. We may be dependent on dividends from Maiden Reinsurance, which required regulatory approval, to provide cash flows to pay interest on both the 2013 Senior Notes and the 2016 Senior Notes. If we are unable to maintain a level of cash flows from operating and investment activities, our ability to pay our obligations on our Senior Notes could be adversely affected.
We may also incur additional indebtedness in the future. The level of debt outstanding could adversely affect our financial flexibility. Our indebtedness could have adverse consequences, including:
•limiting our ability to pay dividends to our common shareholders;
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
Maiden Reinsurance owns 29% of our total outstanding common shares and thus has a significant ownership and voting stake in our common shares.
As a result of the exchange of our previously outstanding preference shares for our common shares on December 27, 2022, Maiden Reinsurance owns 29% of our total outstanding common shares and subject to our bye-laws, has the ability to vote up to 9.5% of these shares. As our wholly owned subsidiary, Maiden Reinsurance’s economic and voting interests in our common shares may not be aligned with other shareholders and it could take positions that may differ from, and which could adversely affect the interests of, other shareholders.
Our common shares owned by Maiden Reinsurance are not retired and could be sold to other shareholders, which could dilute the ownership interests of other shareholders and reduce our book value and earnings per common share.
For the purposes of our consolidated financial statements, our common shares owned by Maiden Reinsurance are treated similar to treasury shares and not included in the computation of consolidated book value and earnings per common share. However, these shares are not retired and Maiden Reinsurance retains both economic and voting interests in our shares (subject to limitations in our bye-laws, Maiden Reinsurance has a 9.5% voting interest in our common shares). Maiden Reinsurance thus retains the ability to sell those shares in the open market or through privately negotiated transactions, subject to applicable securities laws and regulations. If Maiden Reinsurance were to engage in such transactions, then the number of outstanding shares for consolidated financial reporting purposes would increase and thus reduce our book value and earnings per common share.
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
The market price for our common shares has been and may continue to be highly volatile, and if there is a further sustained decline in our share price there could be limited liquidity for our common shares.
The market price for our common shares has fluctuated significantly. Future sales of our common shares by our shareholders or us, or the perception that such sales may occur, could adversely affect the market price of our common shares. As of March 8, 2023, 101,532,151 common shares were outstanding as the 41,439,348 common shares issued to Maiden Reinsurance in the Exchange are reflected as treasury shares on the Consolidated Balance Sheet and are not treated as outstanding shares in the computation of consolidated book value and earnings per common share on December 31, 2022. A significant percentage of our outstanding common shares are held by affiliates, including Maiden Reinsurance, and as a result, your common shares may not have sufficient liquidity in the trading markets.
In addition, we have reserved 7,681,477 common shares for issuance under our 2019 Omnibus Incentive Plan. As of March 8, 2023, there were 141,000 stock options outstanding and 492,463 restricted shares outstanding. Sales of substantial amounts of our shares, or the perception that such sales could occur, could adversely affect the prevailing price of the shares and may make it more difficult for us to sell our equity securities in the future, or for shareholders to sell their shares, at a time and price that they deem appropriate.
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
Under these provisions, certain shareholders may have their voting rights limited, while other shareholders may have voting rights in excess of one vote per share. Subject to limitations in our bye-laws, Maiden Reinsurance will be limited to a 9.5% voting interest in our common shares. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership.
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
Provisions of our organizational documents may discourage, delay or prevent a merger, amalgamation, tender offer or other change of control that holders of our shares may consider favorable. These provisions impose various procedural and other requirements that could make it more difficult for shareholders to affect various corporate actions. These provisions could:
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
The Companies Act in Bermuda, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. As a result of these differences, U.S. persons who own our shares may have more difficulty protecting their interests than U.S. persons who own shares of a U.S. corporation. Set forth below is a summary of certain significant provisions of the Companies Act, including modifications adopted pursuant to our bye-laws, applicable to us, which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.
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
Employee Issues
We are dependent on our key executives. We may not be able to attract and retain key employees or successfully implement our business strategy.
Our success depends largely on our senior management, which includes, among others, Lawrence F. Metz, our President and Co-Chief Executive Officer, and Patrick J. Haveron, our Co-Chief Executive Officer and Chief Financial Officer (Messrs. Metz and Haveron are referred to as the "Co-CEOs"). We have entered into employment agreements with these executive officers.
In addition to the officers listed above, we require key staff with actuarial, legal, reinsurance, accounting and administrative skills. We have a significantly smaller staff and given our current business circumstances, and it may be difficult for us to retain staff and recruit competent new executives and staff. Our inability to attract and retain additional personnel or the loss of the services of any of our senior executives or key employees could delay or prevent us from fully implementing our business strategy and could significantly and negatively affect our business.
Our business in Bermuda could be adversely affected by Bermuda employment restrictions.
Currently, Maiden Holdings employs seven non-Bermudians who are work permit holders in our Bermuda office including our Co-CEOs. Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of permanent residents’ certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a permanent resident’s or working resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. Work permits are issued with expiry dates that range from one, two, three, four and five years. A waiver from advertising is automatically granted in respect of any chief executive officer position and other chief officer positions. We may not be able to use the services of one or more of our non-Bermudian employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business, financial condition and results of operations.
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

The U.K.'s exit from the EU could adversely affect us.
The UK left the EU on January 31, 2020. Maiden LF and Maiden GF have established UK branches to enable us to continue underwriting in the UK post-Brexit. Maiden LF, UK Branch and Maiden GF, UK Branch were authorized by the Prudential Regulatory Authority and Financial Conduct Authority on May 30, 2022 and May 12, 2022 respectively. As a result, our regulatory compliance oversight and reporting requirements have increased.
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
Foreign currency fluctuations may reduce our net income and our capital levels, adversely affecting our financial condition.
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
We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our financial condition and results of operations. At December 31, 2022, no such hedges or hedging strategies were in force or had been entered into.
Relationship with AmTrust
Significant changes in our reinsurance relationship with AmTrust have reduced our current and future revenues and create significant uncertainty for sources of future liquidity.
During 2019, we, through our subsidiary Maiden Reinsurance, executed the partial termination amendment ("Partial Termination Amendment") effective January 1, 2019 which amended the AmTrust Quota Share, the Final AmTrust QS Terminations, the AmTrust WC Commutation and several post-termination endorsements. These transactions served to eliminate all new premium revenues from AmTrust, return certain unearned premiums to AmTrust, commuted and returned certain workers’ compensation loss reserves to AmTrust, capped the loss corridor on certain program business reinsured from AmTrust and increased the levels of collateral provided to AmTrust as security against the obligations the Company has assumed under the reinsurance contracts with AmTrust.
While these transactions have contributed significantly to the reduction in required regulatory capital needed to operate our business and the subsequent strengthening of our capital and solvency ratios, these transactions have resulted in a significant reduction in revenues which is likely to continue for the foreseeable future as we are not presently engaged in active reinsurance underwriting on prospective risks. As a result, our financial condition could be adversely affected by these actions. Due to this loss of revenue, we will need to rely on unrestricted cash from operations and returns on our investments to fund our operations, maintain liquidity and meet our financial obligations and capital allocation priorities. While we believe we have sufficient sources to meet these obligations, deterioration in our results of operations or other adverse financial events could impact our ability to continue meeting these obligations.
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
Effective July 1, 2007, we entered into a quota share agreement with AII, which reinsures AmTrust’s insurance company subsidiaries, and a master agreement with AmTrust, as amended ("Master Agreement"), pursuant to which Maiden Reinsurance and AII entered into the AmTrust Quota Share. Because Leah Karfunkel (wife of the late Michael Karfunkel), George Karfunkel and Barry Zyskind (the Company's non-executive chairman) collectively own or control approximately 55.2% of the outstanding common shares of Evergreen Parent, L.P., the ultimate parent of AmTrust, and our Founding Shareholders sponsored our formation, we may be deemed to be an affiliate of AmTrust. Leah Karfunkel (wife of the late Michael Karfunkel), George Karfunkel and Barry Zyskind (the Company's non-executive chairman) each own or control less than 5.0% of the outstanding shares of the Company based on their most recent individual public filings. Due to our close business relationship with AmTrust, we may be presented with situations involving conflicts of interest with respect to the agreements and other arrangements we will enter into with AmTrust and its subsidiaries, exposing us to possible claims that we have not acted in the best interest of our shareholders. The arrangements between us and AmTrust were modified after they were originally entered into and there could be future modifications.
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
At December 31, 2022, we provided $820.4 million of collateral to AmTrust, AII and AEL in the form of trusts, letters of credit, funds withheld and a loan. This collateral includes $416.8 million transferred to AmTrust from existing trust accounts used for collateral on the AmTrust Quota Share to a funds withheld arrangement in January 2019, which currently has an annual interest rate of 2.1%, subject to annual adjustment. The annual interest rate was 1.8% for the duration of 2021.
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
Approximately 37.1% of our AmTrust Reinsurance segment's reserve for loss and LAE at December 31, 2022 was related to the reinsurance of U.S. workers' compensation risks which is our largest exposure to a particular line of business. Our AmTrust Reinsurance segment includes all business ceded by AmTrust to Maiden Reinsurance, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. Both contracts in this segment have been terminated effective January 1, 2019. Negative developments in the economic, competitive or regulatory conditions affecting the U.S. workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in our larger markets were to enact legislation to increase the scope or amount of benefits for employees under U.S. workers’ compensation insurance policies without related loss control measures, or if regulators made other changes to the regulatory system governing U.S. workers’ compensation insurance, this could negatively affect the U.S. workers’ compensation insurance industry in the affected markets.
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
In 2021, significant steps were taken to develop a plan for implementing the two-pillar solution. In October 2021, the OECD/G20 Inclusive Framework released a statement agreeing a two-pillar solution to address the tax challenges arising from the digital economy. In December 2021, the OECD issued Pillar Two model rules for domestic implementation of the global minimum tax and shortly thereafter the European Commission proposed a Directive to implement the Pillar Two rules into EU law, which will require EU member states to transpose the rules into their national laws by December 31, 2023 with certain measures initially coming into effect from January 1, 2024. The proposals, in particular in relation to Pillar Two, are broad in scope and we are unable to determine at this time whether they would have a material adverse impact on our operations and results.
We may be subject to U.S. federal income tax, which would have an adverse effect on our financial condition and results of operations and on an investment in our shares.
If Maiden Holdings or one of its non-U.S. subsidiaries were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. federal income and additional branch profits taxes on the portion of its earnings that are effectively connected to such U.S. business. Maiden Holdings is a Bermuda-based holding company. We intend to manage our business so that Maiden Holdings and its non-U.S. subsidiaries operate in such a manner that none of these companies should be treated as engaged in a U.S. trade or business and, thus, should not be subject to U.S. federal taxation (other than the U.S. federal excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. federal withholding tax on certain U.S. source investment income). Maiden Reinsurance is currently subject to U.S. taxation as a domestic corporation from the effective date of its re-domestication to the State of Vermont on March 16, 2020.

However, there is considerable uncertainty as to which activities constitute being engaged in a trade or business within the U.S., so we cannot be certain that the IRS will not contend successfully that we are engaged in a trade or business in the U.S.
Net operating losses ("NOL") (and certain other tax attributes or tax benefits of the Maiden NA tax group) may be subject to limitation under Section 382 of the Tax Code.
Maiden NA has significant tax NOL carryforwards as of December 31, 2022. As a result of the Maiden NA NOL and other tax attributes, the Company presently has a net deferred tax asset with a full valuation allowance against it which may be recognized in future periods. It is possible that certain ownership changes of Maiden NA, if they were to occur, could result in an “ownership change” of Maiden NA for purposes of Section 382 of the Tax Code. If such an ownership change (as defined) were to occur, the value and amount of the Maiden NA NOL would be substantially impaired, increasing the U.S. federal income tax liability of Maiden NA and materially reducing the value of Maiden NA. Should the NOL be limited in any way, it could also limit or eliminate the Company's ability to recognize and realize that asset in the future.
U.S. Persons who hold our shares may be subject to U.S. federal income taxation at ordinary income rates on their proportionate share of Maiden Reinsurance’s RPII.
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
The RPII rules provide that if a U.S. Person disposes of shares in a non-U.S. insurance corporation in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation’s gross insurance income or the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a holder will be required to comply with certain reporting requirements, regardless of the number of shares owned by the holder. These RPII rules should not apply to dispositions of our shares because Maiden Holdings will not be directly engaged in the insurance business. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts, or otherwise, might have retroactive effect. The U.S. Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to Maiden Holdings and its non-U.S. insurance subsidiary's is uncertain.
U.S. Persons who hold our shares will be subject to adverse U.S. federal income tax consequences if Maiden Holdings is considered to be a passive foreign investment company.
If Maiden Holdings is considered a PFIC for U.S. federal income tax purposes, a U.S. Person who owns directly or, in some cases, indirectly (e.g. through a non-U.S. partnership) any of our shares will be subject to adverse U.S. federal income tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to a tax on amounts in advance of when such tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if Maiden Holdings were considered a PFIC, upon the death of any U.S. individual owning our shares, such individual’s heirs or estate would not be entitled to a "step-up" in the basis of the shares which might otherwise be available under U.S. federal income tax laws. We believe that we are not, and we currently do not expect to become, a PFIC for U.S. federal income tax purposes; however, there can be no assurance that we will not be deemed a PFIC by the IRS. As discussed below, the IRS issued final and proposed PFIC regulations. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on a shareholder that is subject to U.S. federal income taxation.
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
Impact of U.S. Tax Reform
We are unable to predict all the ultimate impacts of the 2017 Act and other proposed tax reform regulations and legislation on our business and results of operations. It is possible the IRS will construe the intent of the 2017 Act as having been reduce or eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domicile outside the U.S., and its interpretation, enforcement actions or regulatory changes could increase the impact of the 2017 Act beyond prevailing current assessments or our own estimates. Further, it is possible that other legislation could be introduced and enacted in the future that would have an adverse impact on us. These events and trends towards more punitive taxation of cross border transactions could in the future materially adversely impact the insurance and reinsurance industry and our own results of operations by increasing taxation of certain activities and transactions in our industry. Accordingly, we cannot reliably estimate what the potential impact of any such changes could be to us or our non-U.S. subsidiaries or investors or the market generally, however, it is possible these changes could materially adversely impact our results of operations.
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
A company which is not resident in the U.K. for U.K. corporation tax purposes can nevertheless be subject to U.K. corporation tax at the rate of 19% (rising to 25% from April 2023) if it carries on a trade in the U.K. through a permanent establishment in the U.K., but the charge to U.K. corporation tax is limited to profits (both income profits and chargeable gains) attributable directly or indirectly to such permanent establishment.
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
In addition, diverted profits tax ("DPT") applies to foreign companies with sales in the U.K. (such as Maiden Reinsurance) that design their affairs to avoid creating a taxable presence (in the form of a permanent establishment) in the U.K., or to U.K. companies that enter into transactions with connected companies which lack economic substance to exploit differentials in tax rates. DPT is charged at 25% (rising to 31% from April 2023) of the profits representing the contribution of the U.K. activities to the group’s results.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We currently lease office space in Pembroke, Bermuda (our corporate headquarters), New York, the U.K., Sweden and Germany for the operation of our business. We renew and enter into new leases in the ordinary course of business as needed. We believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future. To date, the cost of acquiring and maintaining our office space has not been material to us as a whole.

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
A putative class action complaint was filed against Maiden Holdings, Arturo M. Raschbaum, Karen L. Schmitt, and John M. Marshaleck in the United States District Court for the District of New Jersey on February 11, 2019. On February 19, 2020, the Court appointed lead plaintiffs, and on May 1, 2020, lead plaintiffs filed an amended class action complaint (the “Amended Complaint”). The Amended Complaint asserts violations of Section 10(b) of the Exchange Act and Rule 10b-5 (and Section 20(a) for control person liability) arising in large part from allegations that Maiden failed to take adequate loss reserves in connection with reinsurance provided to AmTrust. Plaintiffs further claim that certain of Maiden Holdings’ representations concerning its business, underwriting and financial statements were rendered false by the allegedly inadequate loss reserves, that these misrepresentations inflated the price of Maiden Holdings' common stock, and that when the truth about the misrepresentations was revealed, the Company’s stock price fell, causing Plaintiffs to incur losses. On September 11, 2020, a motion to dismiss was filed on behalf of all Defendants. On August 6, 2021, the Court issued an order denying, in part, Defendants’ motion to dismiss, ordering Plaintiffs to file a shorter amended complaint no later than August 20, 2021, and permitting discovery to proceed on a limited basis. On February 7, 2023, the District Court denied Plaintiffs’ motion for reconsideration of the District Court’s decision denying Plaintiffs’ objection to the Magistrate Judge’s December 2021 ruling on discovery. The Company expects to file a dispositive motion in the near future. We believe the claims are without merit and we intend to vigorously defend ourselves. It is possible that additional lawsuits will be filed against the Company, its subsidiaries and its respective officers due to the diminution in value of our securities as a result of our operating results and financial condition. It is currently uncertain as to the effect of such litigation on our business, operating results and financial condition.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares began publicly trading on NASDAQ Stock Market LLC ("NASDAQ") under the symbol "MHLD" on May 6, 2008 and currently trades on the NASDAQ Capital Market. At March 10, 2023, the closing sale price of our common share was $2.57 per share and there were 20 holders of record of our common shares. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.
No dividends have been declared by our Board on our common shares since the third quarter of 2018. The future declaration and payment of dividends to common shareholders will be at the discretion of our Board subject to specified legal, regulatory, financial and other restrictions. Please see "Notes to Consolidated Financial Statements - Note 15 — Statutory Requirements and Dividend Restrictions" under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for discussion regarding dividend restrictions on subsidiary's ability to transfer funds to Maiden Holdings.
On February 21, 2017, our Board approved the repurchase of up to $100.0 million of our common shares from time to time at market prices. During the years ended December 31, 2022 and 2021, the Company did not repurchase any common shares under its share repurchase authorization. At December 31, 2022, we have a remaining authorization of $74.2 million for share repurchases. No repurchases of common shares were made subsequent to December 31, 2022 and through the period ended March 15, 2023 under its share repurchase authorization.
During the year ended December 31, 2022, we repurchased a total of 403,716 (2021 - 834,851) common shares at an average price of $2.50 per share (2021 - $2.97) from employees, which represent tax withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares.
Exchange of Preference Shares
On December 27, 2022, the Company completed the Exchange with record holders of the Series A, C and D Preference Shares. The Company offered three common shares as consideration for each share of the Series A, C and D Preference Shares tendered. A total of 1,500,050 shares of Series A Preference Shares, 1,744,028 shares of Series C Preference Shares, and 1,542,806 shares of Series D Preference Shares were accepted, resulting in the issuance of 14,360,652 common shares to non-affiliates at a fair value of $28.4 million. The Exchange was accounted for as an extinguishment resulting in derecognition of the $119.7 million carrying amount of Series A, C and D Preference Shares tendered, elimination of $4.0 million of original issuance costs, recognition of the $25.9 million excess of the fair value of the common shares issued over par value, net of $2.4 million issuance costs, as additional paid in capital, and recognition of the $87.2 million excess of the carrying amount of the Preference Shares redeemed over the fair value of the common shares issued as an increase to retained earnings.
The number of the Company's Series A, C and D Preference Shares held by Maiden Reinsurance pursuant to the 2020 Tender Offer and the 2021 Preference Share Repurchase Program was 13,813,116 at the Exchange Date. Therefore, 41,439,348 common shares were issued to Maiden Reinsurance in exchange for the Preference Shares held which are reflected as treasury shares on the Consolidated Balance Sheet and are not treated as outstanding shares on December 31, 2022.
As a result of the Exchange, the Preference Shares were delisted from and no longer trade on the New York Stock Exchange as of the Exchange Date. No Preference Shares are issued or outstanding, and the Preference Shares were deregistered under the Securities Exchange Act of 1934, as amended. In addition, all rights of the former holders related to ownership of the Preference Shares have terminated.
Preference Shares Repurchases
On March 3, 2021, our Board approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100.0 million of our Preference Shares from time to time at market prices in open market purchases or as may be privately negotiated. On May 6, 2021, our Board approved the additional repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines (as may be amended), of up to $50.0 million of our Preference Shares from time to time at market prices in open market purchases or as may be privately negotiated. The authorizations that were approved on March 3, 2021 and May 6, 2021 as described above are collectively referred to as the "2021 Preference Share Repurchase Program". For further information and a summary of the Company's preference shares repurchases made during the years ended December 31, 2022 and 2021, please see "Notes to Consolidated Financial Statements - Note 6. Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Please also see "Notes to Consolidated Financial Statements - Note 14. Share Compensation and Pension Plans" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion about the Company's equity compensation plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K and Item 1, "Business - General Overview". Except as explicitly described as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations except for net income (loss) and net income available to Maiden common shareholders. Amounts in tables may not reconcile due to rounding differences. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk and uncertainties. Please see the "Special Note About Forward-Looking Statements" in this Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the "Risk Factors" set forth in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
Overview
Maiden Holdings is a Bermuda-based holding company. We create shareholder value by actively managing and allocating our assets and capital, including through ownership and management of businesses and assets mostly in the insurance and related financial services industries where we can leverage our deep knowledge of those markets. Through GLS, we also provide a full range of legacy services to small insurance companies, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations, working with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives. We expect our legacy solutions business to contribute to our active asset and capital management strategies.
We are not currently underwriting reinsurance business on new prospective risks but are actively underwriting risks on a retroactive basis through GLS. We also have various historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off, including the liabilities associated with AmTrust which we terminated in 2019 as discussed in "Note 10 — Related Party Transactions" of the Notes to Consolidated Financial Statements included in Part II Item 8. "Financial Statements and Supplementary Data". In addition, we have a LPT/ADC Agreement with Cavello and a commutation agreement that further reduces our exposure to and limits the potential volatility related to our AmTrust liabilities in run-off, as discussed in "Note 8 — Reinsurance" of the Notes to Consolidated Financial Statements included in Part II Item 8. "Financial Statements and Supplementary Data".
Short-term income protection business is written on a primary basis by our wholly owned subsidiaries Maiden LF and Maiden GF in the Scandinavian and Northern European markets. Insurance support services are provided to Maiden LF and Maiden GF through our wholly owned subsidiary, Maiden Global, which is also a licensed intermediary in the U.K.. Maiden Global had previously operated internationally by providing branded auto and credit life insurance products through insurer partners, particularly those in Europe and other global markets. These products also produced reinsurance programs which were underwritten by our wholly owned subsidiary Maiden Reinsurance.
Our business currently consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. This segment also includes transactions entered into by GLS which was formed in November 2020. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share, both of which are in run-off effective as of January 1, 2019. Please refer to Item 1. "Business - Our Reportable Segments" section for further discussion on our reportable segments.
Business Strategy
We continued to implement our revised operating strategy during 2022, which leverages the significant assets and capital we retain. In addition to restoring operating profitability, our strategic focus centers on creating the greatest risk-adjusted shareholder returns in order to increase book value for our common shareholders, both near and long-term. This strategy has three principal areas of focus:
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
As an example, our present assessment of the reinsurance marketplace along with our current operating profile continues to be that the risk-adjusted returns that may be produced via active reinsurance underwriting of new prospective risks are likely to be lower over the long-term than our cost of capital. However, as interest rates have increased and moved towards historically observed levels, risk-adjusted returns for active reinsurance underwriting of new prospective risks may become more attractive and while we have no immediate plans to resume such underwriting, we continue to evaluate if such a strategy would produce suitable value for shareholders.
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
In recent years, we have invested approximately $272.5 million into alternative investments which include equity securities, other investments and equity method investments in a wide variety of asset classes and we believe these activities will exceed that benchmark cost of capital with adjustments as necessary if those returns do not emerge.
In November 2020, we formed GLS which specializes in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations, working with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives. We acquire legacy liabilities and (re)insurance reserves from companies and provide retroactive reinsurance coverage for portfolios of (re)insurance business, primarily via loss portfolio transfer contracts (“LPT”). Additionally, we provide reinsurance contracts to other (re)insurers to mitigate some of their risk of future adverse development (an adverse development cover, or “ADC”) on insurance risks relating to prior accident years.
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
Effective October 1, 2021, GLS completed its first loss portfolio transfer transaction which includes an ADC cover. GLS and its subsidiaries have completed additional transactions in 2022 and as of December 31, 2022, GLS and its subsidiaries have insurance related liabilities totaling $45.1 million which included total reserves of $28.2 million, derivative liability on retroactive reinsurance of $14.6 million, and deferred gains on retroactive reinsurance of $2.3 million.
GLS continues to write additional retroactive reinsurance transactions consistent with its business plan and in 2022 acquired its first insurance company to run-off. In addition to producing long-term returns that exceed the target cost of capital, we expect the business produced through GLS should further enhance our ability to pursue the asset and capital management pillars of our business strategy. The nature of GLS business plan is that it may take a sustained period of growth in insurance liabilities to produce the targeted returns. In addition, early stage initiatives such as GLS may take a period of time to reach profitability. Finally, the nature of legacy transactions which GLS seeks to execute may be inconsistent as to their timing and not predictable as regards how many transactions may be completed in any fiscal period.
Our capital management strategy is significantly informed by the required capital needed to operate our business in a prudent manner and our ongoing analysis of our loss development trends. Trends in recent years have increased our confidence in our recorded ultimate losses for our insurance liabilities in run-off, however a prudent assessment dictates that the run-off portfolio still requires additional maturity to fully emerge, as evidenced by the adverse loss development we experienced in 2022. While there is no assurance that these recent positive long-term loss development trends will persist, as our confidence has increased, it has enabled us to pursue continued capital management initiatives, primarily the repurchase of our preference shares and the subsequent Exchange, which we believe provided the greatest risk-adjusted returns to our common shareholders.
Completion of the Exchange represents a significant milestone in our capital management plan and we continue to evaluate other capital management options that may be available to us. However, there can be no assurance that we will pursue such initiatives, or that they will provide appropriate risk-adjusted returns. Our ability to execute our asset and capital management initiatives is dependent on maintaining adequate levels of unrestricted liquidity and cash flows. Further, there can be no assurance that our insurance liabilities will run-off at levels that will permit further capital management activities, which we continually review as part of our strategy.
Please refer to the "Liquidity and Capital Resources" section for further information on our asset and capital management activities.

2022 Developments
During 2022, we continued to advance each pillar of our business strategy and our book value increased by 7.7% to $2.80 per common share at December 31, 2022. We made significant progress in the capital management pillar of our business strategy, repurchasing additional preference shares and ultimately executing an exchange of all of our outstanding preference shares for our common shares as discussed in the "Exchange of Preference Shares" section below. These capital management measures produced gains of $115.5 million and were the single biggest driver of our increase in book value.
We also grew our alternative investment portfolio by 21% and produced a positive return of 2.0% on that portfolio in a very challenging year in the global financial markets. Despite the volatility experienced in financial markets during 2022, we believe our alternative investment portfolio remains well positioned to achieve its targeted longer-term returns. As interest rates continue to rise, we are increasingly focusing our investing activities on opportunities that will produce current income. While we continued to develop the business platform of GLS during 2022, a disappointing operating loss was reported as new reinsurance contracts did not perform to expectations.
The run-off of our historic reinsurance programs significantly underperformed during 2022, and we experienced adverse prior year reserve development of $32.6 million which offset much of the positive progress made in our capital and asset management strategies. Finally, volatile financial markets and sharply rising interest rates resulted in downward pressure on both our book value and earnings as investment results, including both realized and unrealized, were adversely affected.
Exchange of Preference Shares
On the Exchange Date, the Company exchanged all of its outstanding Preference Shares for its common shares, $0.01 par value per share. The Company offered three common shares as consideration for each share of the Series A, C and D Preferred Stock tendered. A total of 1,500,050 shares of Series A Preference Shares, 1,744,028 shares of Series C Preference Shares, and 1,542,806 shares of Series D Preference Shares were accepted, resulting in the issuance of 14,360,652 common shares to non-affiliates at a fair value of $28.4 million. The Exchange was accounted for as an extinguishment resulting in the derecognition of the $119.7 million carrying amount of Series A, C and D Preference Shares tendered, elimination of $4.0 million of original issuance costs, recognition of the $25.9 million excess of the fair value of the common shares issued over par value, net of $2.4 million issuance costs, as additional paid in capital, and recognition of the $87.2 million excess of the carrying amount of the Preference Shares redeemed over the fair value of the common shares issued as an increase to retained earnings.
Prior to the Exchange, Maiden Reinsurance owned approximately 74% of the outstanding Preference Shares. After the Exchange, Maiden Reinsurance owns 29% of our total outstanding common shares and subject to limitations in our bye-laws, has a 9.5% voting interest in our common shares.
Please refer to "Notes to Consolidated Financial Statements - Note 6 — Shareholders' Equity" under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further information on the Exchange.
We believe Maiden NA’s investments, including its ownership of Maiden Reinsurance and its active asset management strategy, will create opportunities to utilize NOL carryforwards of $280.7 million at December 31, 2022. The NOL carryforwards combined with additional net deferred tax assets ("DTA") primarily related to our insurance liabilities result in U.S. DTA (before valuation allowance) of $116.2 million or $1.14 per common share at December 31, 2022.
Net U.S. DTA of $116.2 million is not presently recognized on the Company's consolidated balance sheet as a full valuation allowance is carried against it. At this time, while positive evidence in support of reducing the valuation allowance is growing, the Company believes it is necessary to maintain a full valuation allowance against the net U.S. DTA as more evidence is needed regarding the utilization of these losses, primarily the adverse loss development experienced in 2022. As circumstances further develop, we will continuously evaluate the amount of the valuation allowance held against the net U.S. DTA.
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

2022 and 2021 Financial Highlights

For the Year Ended December 31,	2022	2021	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net (loss) income	$(60,041)	$26,645	$(86,686)
Gain from repurchase & exchange of preference shares	115,473	90,998	24,475
Net income attributable to Maiden common shareholders	55,432	117,643	(62,211)
Basic and diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	0.63	1.35	(0.72)
Gain from repurchase/exchange of preference shares per common share	1.33	1.06	0.27
Gross premiums written	5,479	10,938	(5,459)
Net premiums earned	37,732	52,993	(15,261)
Underwriting (loss) income(3)	(54,934)	11,572	(66,506)
Net investment results(13)	24,725	52,409	(27,684)
Non-GAAP measures:
Non-GAAP operating earnings(1)	52,070	60,481	(8,411)
Non-GAAP diluted operating earnings per common share(1)	0.60	0.70	(0.10)
Non-GAAP operating return on average common shareholders' equity(1)	17.2%	25.0%	(7.8)

At December 31,	2022	2021	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(4)	$633,684	$888,699	$(255,015)
Total assets	1,846,866	2,322,610	(475,744)
Reserve for loss and LAE	1,131,408	1,489,373	(357,965)
Senior notes - principal amount	262,500	262,500	—
Common shareholders' equity	284,579	225,047	59,532
Shareholders' equity	284,579	384,257	(99,678)
Total capital resources(5)	547,079	646,757	(99,678)
Ratio of debt to total capital resources(10)	48.0%	40.6%	7.4
Book Value calculations:
Book value per common share(6)	$2.80	$2.60	$0.20
Accumulated dividends per common share(12)	4.27	4.27	—
Book value per common share plus accumulated dividends	$7.07	$6.87	$0.20
Change in book value per common share plus accumulated dividends	2.9%
Diluted book value per common share(7)	$2.79	$2.59	$0.20
Non-GAAP measures:
Adjusted book value per common share(8)	3.25	3.18	0.07
Adjusted Maiden shareholders' equity(9)	329,987	434,200	(104,213)
Adjusted total capital resources(9)	592,487	696,700	(104,213)
Ratio of debt to adjusted total capital resources(11)	44.3%	37.7%	6.6
(1)Non-GAAP operating earnings, non-GAAP diluted operating earnings per common share and non-GAAP operating return on average common shareholders' equity are non-GAAP financial measures. See "Key Financial Measures" for additional information.
(2)Please refer to "Notes to Consolidated Financial Statements - Note 12. Earnings per Common Share" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for the calculation of basic and diluted earnings per common share.
(3)Underwriting (loss) income is a non-GAAP measure and is calculated as net premiums earned plus other insurance (expense) revenue, less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. See "Key Financial Measures" for additional information.

(4)Total investments and cash and cash equivalents includes both restricted and unrestricted.
(5)Total capital resources is the sum of the Company's principal amount of debt and Maiden shareholders' equity. See "Key Financial Measures" for additional information.
(6)Book value per common share is calculated using common shareholders’ equity (shareholders' equity excluding the aggregate liquidation value of our Preference Shares, if any) divided by the number of common shares outstanding. See "Key Financial Measures" for additional information.
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

Key Financial Measures
Revenues
We historically derived the majority of our revenues from premiums on reinsurance contracts, net of any reinsurance or retrocessional coverage purchased and to a minor extent from premiums from insurance policies. Reinsurance premiums are a function of the amount and types of policies and contracts we write, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, are known. As a result of significant strategic transactions, our gross and net premiums written continue to be materially lower and our net investment income will increasingly become a significantly larger portion of our total revenues compared to prior periods.
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
Non-GAAP operating earnings and non-GAAP diluted operating earnings per common share: Management believes that the use of non-GAAP operating earnings and non-GAAP diluted operating earnings per common share enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how management analyzes performance. Management also believes that these measures generally follow industry practice therefore allowing the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. Non-GAAP operating earnings should not be viewed as a substitute for U.S. GAAP net income. Non-GAAP operating earnings is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized and unrealized investment gains (losses); (2) foreign exchange and other gains (losses); (3) the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under the LPT/ADC Agreement and related changes in amortization of the deferred gain liability; and (4) interest in income (loss) of equity method investments. We excluded net realized and unrealized gains (losses) on investment, interest in income (loss) of equity method investments and foreign exchange and other gains (losses) as we believe these are influenced by market opportunities and other factors. We do not believe that ceded risks under the LPT/ADC Agreement are representative of our ongoing and future business which are different to retroactive reinsurance risks written by GLS that are representative of our ongoing and future business. We believe all of these amounts are substantially independent of our business and any potential future underwriting process, therefore, including them would distort the analysis of underlying trends in our operations.
Underwriting income (loss) is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue (expense), net less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. For purposes of these non-GAAP operating measures, the fee-generating business which is included in our Diversified Reinsurance segment, is considered part of the underwriting operations of the Company. The fair value changes in underwriting-related derivative instruments is also included within other insurance (expense) revenue as the Company considers these contracts to be part of its underwriting operations. Management believes that this measure is important in evaluating the underwriting performance of the Company and its segments. This measure is also a useful tool to measure the profitability of the Company separately from the investment results and is also a widely used performance indicator in the insurance industry. A reconciliation of the Company's underwriting results can be found in the Company's Consolidated Financial Statements in the "Notes to Consolidated Financial Statements Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
The Company no longer presents certain non-GAAP measures such as combined ratio and its related components in this Annual Report on Form 10-K for the year ended December 31, 2022, as it believes that as the run-off of our reinsurance portfolios progresses, such ratios are increasingly not meaningful and of less value to readers as they evaluate the financial results of the Company, particularly compared to historical data.
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

Non-GAAP underwriting loss, Non-GAAP earnings, and Non-GAAP net loss and LAE: Management has further adjusted underwriting income, as defined above, as well as reported loss and LAE by excluding the portion of favorable or unfavorable prior year reserve development for which we ceded the risk under retroactive reinsurance agreements such as the LPT/ADC Agreement. The losses are estimated to be fully recoverable from Cavello and management believes adjusting for this development shows the ultimate economic benefit of the LPT/ADC Agreement on our underwriting results. We believe reflecting the economic benefit of this retroactive reinsurance agreement is helpful to understand future trends in our operations.
Adjusted Total Shareholders' Equity, Adjusted Total Capital Resources, Ratio of Debt to Adjusted Total Capital Resources and Adjusted Book Value per Common Share: Management has adjusted GAAP shareholders' equity by adding the following items to shareholders' equity: 1) unamortized deferred gain on ceded retroactive reinsurance under the LPT/ADC Agreement; and 2) an adjustment which reflects the equity accounting related to the fair value of certain hedged liabilities within an equity method investment previously held by the Company wherein the ultimate realizable value of the asset supporting the hedged liabilities cannot currently be recognized at fair value ("LP Investment Adjustment"). The unamortized deferred gain on ceded retroactive reinsurance under the LPT/ADC Agreement includes the aggregate impact of: 1) cumulative increases to losses incurred prior to December 31, 2018 for which we have ceded the risk under the LPT/ADC Agreement with Cavello; and 2) changes in estimated ultimate losses for certain workers' compensation reserves previously commuted to AmTrust which are subject to specific terms and conditions pursuant to the LPT/ADC Agreement. As a result, by virtue of this adjustment, management has also adjusted Total Capital Resources and computed the Ratio of Debt to Adjusted Capital Resources and Adjusted Book Value per Common Share. The deferred gain liability on retroactive reinsurance under the LPT/ADC Agreement represents loss reserves estimated to be fully recoverable from Cavello and management believes adjusting for this shows the ultimate economic benefit of the LPT/ADC Agreement. We believe reflecting the economic benefit of this non-recurring retroactive reinsurance agreement is helpful to understand future trends in our operations, which will improve our shareholders' equity over the settlement or contract periods, respectively.
Alternative investments is the total of the Company's holdings of equity securities, other investments and equity method investments as reported on the Company's Consolidated Balance Sheets.

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
The composition of the reserve for loss and LAE at December 31, 2022 and 2021 was as follows:

December 31,	2022	2021
	($ in thousands)
Reserve for reported loss and LAE	$702,691	$851,950
Reserve for losses incurred but not reported	428,717	637,423
Reserve for loss and LAE	$1,131,408	$1,489,373

The loss reserves in the table above exclude the impact of the LPT/ADC Agreement. While management believes that our case reserves and IBNR are sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. The analysis of the appropriateness of the reserve for IBNR is reviewed quarterly, with adjustments made as appropriate. To the extent that actual reported losses exceed expected losses, the carried estimate of the ultimate losses may be increased (i.e. unfavorable reserve development), and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses may be reduced (i.e. favorable reserve development). We record any changes in our loss reserve estimates and the related reinsurance recoverable in the periods in which they are determined. Reinsurance recoverable on unpaid losses covered by the ADC portion of the LPT/ADC Agreement are recorded as part of the deferred gain on retroactive reinsurance shown on the Consolidated Balance Sheets which represents the cumulative adverse loss development under the AmTrust Quota Share covered by the LPT/ADC Agreement at December 31, 2022. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2025.
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
The Company underwrote the AmTrust Reinsurance segment from July 1, 2007 until Maiden Reinsurance and AII agreed to terminate the remaining business subject to the AmTrust Quota Share and European Hospital Liability Quota Share, both on a run-off basis, effective January 1, 2019. A large portion of the exposure in the underlying book of business has significant seasoning, and allows for a significant amount of credibility in using parameters derived from historical experience to calculate reserve estimates. Some segments of the book are a result of recent acquisitions or newer markets for AmTrust. These segments require a greater level of assumptions and professional judgment in deriving reserve levels, which inherently implies a wider range of reasonable estimates. In addition, changes to case reserving and claims settlement practices by AmTrust have required the use of methods which adjust historical paid and incurred losses to reflect the current basis. As a result, we have tended to rely on a weighted approach which primarily employs the LD method for aspects of the segment with ample historical data, while also considering the ELR or BF method for exposure resulting from recent acquisitions, or a relative business with a more limited level of experience. The LD method can also be based on AmTrust specific historical information, historical information adjusted to current levels, or information derived from industry sources, with actuarial judgment being used as to the credibility weighting employed. The Frequency-Severity ("FS") method is also considered for segments of the AmTrust book for which claim count information is available. Additional data detailing items such as the class of business, state of occurrence, claim counts, and the frequency and severity of claims is available in many instances, further enhancing the loss reserve analysis.
Significant Assumptions Employed in the Estimation of Reserve for Loss and Loss Adjustment Expenses: The most significant assumptions used at December 31, 2022 to estimate the reserve for loss and LAE within our reporting segments are as follows:
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
To verify the accuracy and completeness of the information provided to us by our ceding company counterparties, the Company’s actuaries, accountants and claims personnel perform claims reviews, and at times also accounting and financial audits, of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported loss and LAE do not comport with the terms of the contract held with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. At December 31, 2022, the Company was not involved in any material claims litigation or arbitration proceedings.
Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and LAE reserve estimates. At December 31, 2022, there were no significant backlogs related to the processing of policy or contract information in any of our reporting segments.
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
The change in loss reserve estimates from the prior year is referred to as Prior Year Development ("PPD"). We experienced adverse PPD of $32.6 million for the year ended December 31, 2022 compared to favorable PPD of $27.6 million for the year ended December 31, 2021, primarily within the AmTrust Reinsurance segment.

Please refer to “Notes to Consolidated Financial Statements - Note 9 — Reserve for Loss and Loss Adjustment Expenses” included under Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for further details.
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
Based on this range of reasonable reserves, our required reserves after reinsurance recoverable could increase by approximately $153.0 million, or 14.3%, of our consolidated net loss and LAE reserves, excluding the impact of the LPT/ADC Agreement. If the LPT/ADC Agreement were to be considered, our required reserves could increase by approximately $73.0 million, or 12.6% of our consolidated net loss and LAE reserves.
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
Fair Value of Financial Instruments
Please refer to "Notes to Consolidated Financial Statements - Note 5. Fair Value of Financial Instruments" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion on the fair value methodology and valuation techniques used by the Company to determine the fair value of the financial instruments held at December 31, 2022 and 2021.
Other-Than-Temporary Impairment ("OTTI") of Investments
Please refer to "Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion on the impairment evaluation performed by the Company on its investment portfolio. For the years ended December 31, 2022 and December 31, 2021, the Company did not recognize any OTTI impairment losses in its results of operation. Please see "Notes to Consolidated Financial Statements: Note 4. Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further details.

Results of Operations
The following table sets forth our selected Consolidated Statement of Income data for each of the years indicated:

For the Year Ended December 31,	2022	2021
	($ in thousands)
Gross premiums written	$5,479	$10,938
Net premiums written	$5,082	$10,403
Net premiums earned	$37,732	$52,993
Other insurance (expense) revenue, net	(4,530)	1,067
Net loss and LAE	(57,991)	(7,307)
Commission and other acquisition expenses	(18,511)	(24,840)
General and administrative expenses(1)	(11,634)	(10,341)
Underwriting (loss) income(2)	(54,934)	11,572
Other general and administrative expenses(1)	(19,313)	(25,679)
Net investment income	30,070	32,013
Net realized and unrealized (losses) gains on investment	(5,140)	12,648
Foreign exchange and other gains	8,255	7,685
Interest and amortization expenses	(19,331)	(19,327)
Income tax benefit (expense)	557	(15)
Interest in (loss) income in equity method investments	(205)	7,748
Net (loss) income	(60,041)	26,645
Gain from repurchase and exchange of preference shares	115,473	90,998
Net income available to Maiden common shareholders	$55,432	$117,643
(1)Underwriting related general and administrative expenses is a non-GAAP measure. Please refer to "General and Administrative Expenses" below for additional information related to these corporate expenses and the reconciliation to those presented in our Consolidated Statements of Income.
(2)Underwriting income (loss) is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue (expense), less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities.
(3)The Company no longer presents certain non-GAAP measures such as combined ratio and its related components in its results of operation, as it believes that as the run-off of its reinsurance portfolios progresses, such ratios are increasingly not meaningful and of less value to readers as they evaluate our financial results.
Net Income
Net income available to Maiden common shareholders for the year ended December 31, 2022 was $55.4 million compared to net income available to Maiden common shareholders of $117.6 million in 2021.
The net income for the year ended December 31, 2022 included combined gains from the Exchange and repurchase of our Preference Shares of $115.5 million for the year ended December 31, 2022 compared to the gain of $91.0 million for Preference Share repurchases during 2021.
Excluding the combined gain on the Exchange and repurchase of our Preference Shares, our net loss for the year ended December 31, 2022 was $60.0 million compared to net income of $26.6 million in 2021. The net decrease in results for the year ended December 31, 2022 compared to 2021 was primarily due to:
•underwriting loss of $54.9 million in the year ended December 31, 2022 compared to underwriting income of $11.6 million in the same period in 2021 largely due to:
•adverse prior year loss development of $32.6 million for the year ended December 31, 2022 compared to favorable development of $27.6 million in 2021 detailed as follows:
•Our AmTrust Reinsurance segment had adverse prior year loss development of $28.1 million for 2022, compared to favorable prior year loss development of $24.0 million in 2021.
•Our Diversified Reinsurance segment had adverse prior year loss reserve development of $4.6 million for 2022, including $1.8 million of adverse development in GLS, compared to favorable development of $3.6 million in 2021;
•on a current accident year basis, an underwriting loss of $22.3 million for the year ended December 31, 2022 compared to an underwriting loss of $16.0 million in 2021, primarily due to results in AmTrust Reinsurance segment and Diversified Reinsurance segment as discussed further below in the segment analysis;

•negative earned premium adjustments of $15.8 million in the AmTrust Reinsurance segment related to premium adjustments for surcharges on Workers' Compensation policies and inuring AmTrust reinsurance for certain programs in Specialty Risk and Extended Warranty cessions (collectively the "AmTrust Cession Adjustments" which are discussed in greater detail in the AmTrust Reinsurance segment). Net of commission and loss adjustments, this contributed an underwriting loss of $5.1 million to our reported results for the year ended December 31, 2022; and
•an exit cost of $3.7 million for the Commutation Agreement in our AmTrust Reinsurance segment.
•total income from investment activities was $24.7 million for the year ended December 31, 2022 compared to $52.4 million in 2021 which was comprised of:
•net investment income decreased to $30.1 million for the year ended December 31, 2022 compared to $32.0 million in 2021, as a decline in average fixed income assets of 31.7% was partially offset by higher yields on these assets as interest rates rose during 2022;
•realized and unrealized losses on investment of $5.1 million for the year ended December 31, 2022 compared to realized and unrealized gains of $12.6 million in 2021; and
•interest in loss of equity method investments of $0.2 million for the year ended December 31, 2022 compared to an interest in income of equity method investments of $7.7 million in 2021.
The decrease in our results as discussed above was partially offset by the following:
•corporate general and administrative expenses decreased to $19.3 million for the year ended December 31, 2022 compared to $25.7 million in 2021; and
•foreign exchange and other gains increased to $8.3 million for the year ended December 31, 2022 compared to foreign exchange and other gains of $7.7 million in 2021.
Net Premiums Written
The table below compares net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022	2021	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$23,620	$16,098	$7,522	46.7%
AmTrust Reinsurance	(18,538)	(5,695)	(12,843)	225.5%
Total	$5,082	$10,403	$(5,321)	(51.1)%
Net premiums written for the year ended December 31, 2022 were $5.1 million compared to net premiums written of $10.4 million during 2021 due to the following:
•Net premiums written in the Diversified Reinsurance segment increased by $7.5 million or 46.7% for the year ended December 31, 2022 compared to 2021 primarily due to the prior year return of unearned premiums written in a German Auto quota share reinsurance contract in our IIS business which went into run-off on January 1, 2021 as well as direct premiums written by Maiden LF and Maiden GF which increased by $3.0 million or 14.0% during the year ended December 31, 2022 compared to 2021; and
•Negative premiums written in the AmTrust Reinsurance segment for the year ended December 31, 2022 was primarily related to $15.8 million of AmTrust Cession Adjustments.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned decreased by $15.3 million or 28.8% for the year ended December 31, 2022 compared to 2021. The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022	2021	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$27,983	$27,681	$302	1.1%
AmTrust Reinsurance	9,749	25,312	(15,563)	(61.5)%
Total	$37,732	$52,993	$(15,261)	(28.8)%
Net premiums earned in the AmTrust Reinsurance segment for the year ended December 31, 2022 decreased by $15.6 million or 61.5% compared to 2021 primarily due to $15.8 million of AmTrust Cession Adjustments. Please refer to the analysis of our AmTrust Reinsurance segment for further discussion.

Net premiums earned in the Diversified Reinsurance segment for the year ended December 31, 2022 increased by $0.3 million or 1.1% compared to 2021. Please refer to the analysis of our Diversified Reinsurance segment for further discussion.
Other Insurance Revenue (Expense), Net
All other insurance revenue (expense), net is produced by our Diversified Reinsurance segment. Please refer to the analysis of our Diversified Reinsurance segment for further discussion regarding the sources of other insurance revenue (expense), net.
Net Investment Income
Net investment income decreased by $1.9 million or 6.1% for the year ended December 31, 2022 compared to 2021. This was primarily due to a decline in average aggregate fixed income assets of 31.7% driven by continued run-off of reinsurance liabilities previously written on prospective risks, resulting in significant negative operating cash flows as we run-off our existing reinsurance liabilities. Net investment income for the year ended December 31, 2022 was favorably impacted by a reversal of investment expense relating to certain alternative investments, which was a non-recurring item.
Net investment income experienced an increase in annualized average book yields to 2.2% for the year ended December 31, 2022 compared to 1.9% in 2021. Despite the sharp decline in average invested fixed income assets noted above, net investment income decreased at a much lower rate due to the following factors:
•shorter duration on our fixed income portfolio combined with 29.6% of fixed income investments as of December 31, 2022 are floating rate investments which enabled us to take advantage of a higher interest rate environment by reinvesting at higher yields more quickly;
•a higher crediting interest rate on our funds withheld balance with AmTrust, which had an average ending balance of $514.4 million during the year ended December 31, 2022, which increased to 2.1% in 2022 from 1.8% in 2021; and
•a higher weighted average interest rate on our loan to related party of $168.0 million which increased to 3.7% in 2022 from 2.1% in 2021.

The following table details our average aggregate fixed income assets (at cost) and investment book yield for the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022	2021
	($ in thousands)
Average aggregate fixed income assets, at cost (1)	$1,226,134	$1,794,173
Annualized investment book yield	2.2%	1.9%
(1)Fixed income assets include AFS securities, cash and restricted cash, funds held receivable, and loan to related party. These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

Net Realized and Unrealized Investment (Losses) Gains
Net realized and unrealized investment losses of $5.1 million for the year ended December 31, 2022, and net realized and unrealized investment gains of $12.6 million for 2021 primarily reflect sales of fixed maturity bonds for the settlement of claim payments to AmTrust, the sale of which resulted in net realized losses of $3.0 million in 2022 compared to net realized gains of $9.1 million in 2021. The table below shows the breakdown of net realized investment gains (losses) and net unrealized investment gains (losses) by investment category for the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022	2021
	($ in thousands)
Net realized investment (losses) gains - Fixed maturity securities	$(2,983)	$9,097

Net realized investment gains - Equity securities	111	441
Net unrealized investment gains - Equity securities	2,225	335
Net realized and unrealized investment gains - Equity securities	2,336	776

Net realized investment gains - Other investments	79	275
Net unrealized investment (losses) gains - Other investments	(4,572)	2,500
Net realized and unrealized investment (losses) gains - Other investments	(4,493)	2,775

Total net realized and unrealized investment (losses) gains	$(5,140)	$12,648

The following table summarizes our net realized and unrealized investment gains (losses) for the years ended December 31, 2022 and 2021, respectively:

For the Year Ended December 31,	2022	2021
Net realized (losses) gains:	($ in thousands)
Fixed income assets(1)	(2,983)	9,097
Other investments, including equity securities	190	716
Total net realized (losses) gains	(2,793)	9,813

Net unrealized (losses) gains:
Other investments, including equity securities	(2,347)	2,835
Total net unrealized (losses) gains	(2,347)	2,835

Total net realized and unrealized investment (losses) gains	$(5,140)	$12,648
Interest in Income (Loss) of Equity Method Investments
The interest in loss of equity method investments was $0.2 million for the year ended December 31, 2022 compared to an interest in income of equity method investments of $7.7 million for the year ended December 31, 2021. The results from equity method investments decreased by $8.0 million primarily due to a $5.1 million loss in our hedge fund equity method investments during the year ended December 31, 2022.
The Company's equity method investments include hedge fund investments of $5.4 million, real estate investments of $40.9 million and other investments of $33.8 million as of December 31, 2022. The following table details our interest in the (loss) income of equity method investments for the years ended December 31, 2022 and 2021, respectively:

For the Year Ended December 31,	2022	2021
	($ in thousands)
Hedge fund investments	$(5,053)	$3,494
Real estate investments	29	—
Other equity method investments	4,819	4,254
Interest in (loss) income of equity method investments	$(205)	$7,748
Net Loss and Loss Adjustment Expenses
Net loss and LAE increased by $50.7 million during the year ended December 31, 2022 compared to 2021 largely due to significant net adverse prior year loss development in the AmTrust Reinsurance Segment compared to considerable favorable development experienced in this segment for 2021. The cessation of active reinsurance underwriting on prospective risks included the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019.
Net loss and LAE for 2022 was impacted by net adverse prior year reserve development of $32.6 million compared to net favorable prior year reserve development of $27.6 million during 2021. The prior year development is discussed in greater detail in the individual segment discussion and analysis and is primarily associated with the run-off of terminated reinsurance contracts in the AmTrust Reinsurance and Diversified Reinsurance segments.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $6.3 million or 25.5% for the year ended December 31, 2022 compared to 2021 primarily due to negative earned premiums in the AmTrust Reinsurance segment which reduced commission costs related to the AmTrust Cession Adjustments by $5.4 million. Please see further discussion in the individual segment analysis below.
General and Administrative Expenses
General and administrative expenses include both segment and corporate expenses segregated for analytical purposes as a component of underwriting income. Total general and administrative expenses decreased by $5.1 million or 14.1% for the year ended December 31, 2022, compared to 2021 primarily due to lower corporate-related administrative expenses.
Corporate general and administrative expenses for the year ended December 31, 2022 decreased by $6.4 million or 24.8% compared to 2021 due to lower payroll costs, equity-based incentive staff compensation and lower regulatory and professional fees incurred.

General and administrative expenses for the years ended December 31, 2022 and 2021 are comprised of:

For the Year Ended December 31,	2022	2021
	($ in thousands)
General and administrative expenses – segments	$11,634	$10,341
General and administrative expenses – corporate	19,313	25,679
Total general and administrative expenses	$30,947	$36,020
Interest and Amortization Expenses
The interest and amortization expenses related to outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 were $19.3 million for the years ended December 31, 2022 and 2021, respectively. Please refer to "Notes to Consolidated Financial Statements - Note 7 — Long-Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the years ended December 31, 2022 and 2021, respectively.
Foreign Exchange and Other Gains
Net foreign exchange and other gains amounted to $8.3 million during the year ended December 31, 2022 compared to net foreign exchange and other gains of $7.7 million in 2021.
At December 31, 2022, net foreign exchange gains were primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at December 31, 2022 included net loss reserves of $333.9 million. There was no new business written in non-USD currencies during the year ended December 31, 2022. Our foreign currency asset exposures at December 31, 2022 included $205.1 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy as well as $20.9 million of equity method real estate investments denominated in Canadian dollars.
Net foreign exchange gains of $8.9 million and $7.5 million for the years ended December 31, 2022 and 2021, respectively, were attributable to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro.
Income Tax Benefit (Expense)
The Company recognized an income tax benefit of $0.6 million for the year ended December 31, 2022 compared to an income tax expense of $15.0 thousand recognized for 2021. The income tax expense for 2021 was largely generated on the operating losses of our international subsidiaries. The effective rate of income tax was 0.9% for the year ended December 31, 2022 compared to an income tax rate of 0.1% for the year ended December 31, 2021. The effective tax rate on the Company's net income differs from the statutory rate of zero percent under Bermuda law due to tax on foreign operations, primarily the U.S. and Sweden.
Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results for our Diversified Reinsurance segment for the years ended December 31, 2022 and 2021 were as follows:

For the Year Ended December 31,	2022	2021
	($ in thousands)
Gross premiums written	$24,017	$16,633
Net premiums written	$23,620	$16,098
Net premiums earned	$27,983	$27,681
Other insurance (expense) revenue	(4,530)	1,067
Net loss and LAE	(12,483)	(4,286)
Commission and other acquisition expenses	(14,164)	(15,093)
General and administrative expenses	(8,857)	(7,827)
Underwriting (loss) income	$(12,051)	$1,542
Underwriting results in the Diversified Reinsurance segment decreased for the year ended December 31, 2022 compared to 2021. This was primarily due to results from GLS operations, which reported an underwriting loss of $8.9 million for the year ended December 31, 2022 compared to $0.1 million in 2021, primarily driven by a $4.8 million decrease in the fair value of underwriting-related derivatives due to the acceleration of covered payments which triggered coverage in excess of the contracts risk margin during the year ended December 31, 2022.

Underwriting (loss) income by business unit is detailed in the table below for the Diversified Reinsurance segment for the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022	2021
	($ in thousands)
International	$(1,103)	$261
GLS	(8,923)	(137)
Other run-off lines	(2,025)	1,418
Underwriting (loss) income	$(12,051)	$1,542
Premiums - Gross premiums written increased by $7.4 million, or 44.4% for the year ended December 31, 2022 compared to 2021 primarily due to the prior year return of unearned premiums written in a German Auto quota share reinsurance contract in our IIS business which went into run-off on January 1, 2021. Direct premiums written by Maiden LF and Maiden GF increased by $2.7 million or 12.3% during the year ended December 31, 2022 compared to 2021.
Net premiums written for the year ended December 31, 2022 increased by $7.5 million or 46.7% compared to 2021 due to the prior year return of unearned premiums in our German Auto quota share reinsurance contract which went into run-off on January 1, 2021.
Net premiums earned increased by $0.3 million or 1.1% during the year ended December 31, 2022 compared to 2021.
Other Insurance (Expense) Revenue, Net - Other insurance (expense) revenue, net for the year ended December 31, 2022 includes fee income earned from our GLS business, fair value changes in derivatives related to certain coverages on retroactive reinsurance contracts written by GLS, and fee income derived from our IIS business not directly associated with premium revenue assumed by the Company as specified in the table below.
Total other insurance (expense) revenue, net decreased by $5.6 million for the year ended December 31, 2022 compared to 2021 largely due to fair value changes on non-hedged underwriting-related derivatives in GLS. The decrease in the fair value of underwriting-related derivatives of $4.8 million was due to the acceleration of covered payments which triggered coverage in excess of the contracts risk margin. The decline of International fee income was primarily due to an auto customer program that went into run-off on July 31, 2021.
The table below shows other insurance (expense) revenue, net by source for the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022	2021	Change in $
	($ in thousands)
Change in fair value of non-hedged underwriting-related derivatives	$(4,825)	$—	$(4,825)
Other service fee income	194	302	(108)
International fee income	101	765	(664)
Total other insurance (expense) revenue, net	$(4,530)	$1,067	$(5,597)

Net Loss and LAE - Net loss and LAE increased by $8.2 million or 191.3% for the year ended December 31, 2022 compared to 2021. Net Loss and LAE was impacted by adverse prior year loss reserve development of $4.6 million during 2022, compared to the impact of favorable development of $3.6 million experienced during 2021.
The adverse prior year development in 2022 was primarily due to GLS contracts and other reinsurance run-off lines partly offset by favorable reserve development in German Auto Programs. The favorable prior year loss development in 2021 was due to German Auto Programs, the run-off of European Capital Solutions and facultative reinsurance run-off lines.
The table below details prior year loss development by line of business for the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022	2021
Prior Year Loss Development adverse (favorable)	($ in thousands)
IIS business	$(1,683)	$(2,044)
GLS	1,825	—
Other run-off lines	4,410	(1,517)
Total Diversified Reinsurance Prior Year Development	$4,552	$(3,561)

Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $0.9 million or 6.2% for the year ended December 31, 2022 compared to 2021. The lower commission expense for the year ended December 31, 2022 was largely related to an auto customer program that went into run-off on July 31, 2021.
General and Administrative Expenses - General and administrative expenses increased by $1.0 million or 13.2% for the year ended December 31, 2022 compared to 2021.

AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $42.9 million for the year ended December 31, 2022 compared to underwriting income of $10.0 million for the year ended December 31, 2021. The decrease in underwriting results for the year ended December 31, 2022 was largely driven by adverse prior year loss development of $28.1 million during the year ended December 31, 2022, which is detailed herein, compared to net favorable prior year loss development of $24.0 million in 2021.
A significant portion of the loss development for the year ended December 31, 2022 was the result of the receipt of newly emergent adverse loss data for both known and unknown claims across a series of liability lines detailed in "Net Loss and Loss Adjustment Expenses" further below, primarily on older underwriting years reported by AmTrust. Accordingly, we have adjusted our carried IBNR and continue to be responsive and proactive to the loss data we are receiving.
The AmTrust Cession Adjustments contributed an underwriting loss of $5.1 million to our reported results during the year ended December 31, 2022; excluding these adjustments, the AmTrust Reinsurance segment had an underwriting loss of $37.8 million on the run-off of unearned premium for terminated AmTrust reinsurance contracts.
The underwriting results for the AmTrust Reinsurance segment for the years ended December 31, 2022 and 2021 were as follows:

For the Year Ended December 31,	2022	2021
	($ in thousands)
Gross premiums written	$(18,538)	$(5,695)
Net premiums written	$(18,538)	$(5,695)
Net premiums earned	$9,749	$25,312
Net loss and LAE	(45,508)	(3,021)
Commission and other acquisition expenses	(4,347)	(9,747)
General and administrative expenses	(2,777)	(2,514)
Underwriting (loss) income	$(42,883)	$10,030

Premiums -  The table below shows net premiums written by category for the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022	2021	Change in $
	($ in thousands)
Net Premiums Written
Small Commercial Business	$(15,143)	$(6,445)	$(8,698)
Specialty Program	747	(876)	1,623
Specialty Risk and Extended Warranty	(4,142)	1,626	(5,768)
Total AmTrust Reinsurance	$(18,538)	$(5,695)	$(12,843)
The negative gross and net premiums written for the year ended December 31, 2022 reflect the AmTrust Cession Adjustments which consist of higher than expected adjustments related to the following items:
•$11.0 million of premium reductions on Workers Compensation policy surcharges in Small Commercial Business subsequent to the termination of the AmTrust Quota Share; and
•$4.8 million of premium reductions to AmTrust's inuring reinsurance for certain programs in Specialty Risk and Extended Warranty which reduced the amount of premium ceded to Maiden.
There were also negative gross and net premiums written for the year ended December 31, 2022 and 2021 due to premium adjustments on Small Commercial Business policies in the AmTrust Quota Share. Furthermore, the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019 resulted in no new business written under these contracts since 2018.

Net premiums earned decreased by $15.6 million for the year ended December 31, 2022 compared to 2021 due to AmTrust Cession Adjustments and due to the termination of the AmTrust Quota Share and European Hospital Liability Quota Share as of January 1, 2019. Excluding AmTrust Cession Adjustments of $15.8 million, net premiums earned were $25.5 million for the year ended December 31, 2022 compared to $25.3 million in 2021. Negative premiums earned in the years ended December 31, 2022 and 2021 in Small Commercial Business were due to premium adjustments on such policies in the AmTrust Quota Share.
The table below details net premiums earned by category for the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022		2021
($ in thousands)	Total	% of Total	Total	% of Total
Net Premiums Earned
Small Commercial Business	$(15,131)	(155.2)%	$(6,095)	(24.1)%
Specialty Program	748	7.7%	(853)	(3.4)%
Specialty Risk and Extended Warranty	24,132	247.5%	32,260	127.5%
Total AmTrust Reinsurance	$9,749	100.0%	$25,312	100.0%
Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $42.5 million for the year ended December 31, 2022 compared to 2021 largely due to net adverse prior year loss development of $28.1 million during the year ended December 31, 2022, compared to net favorable prior year loss development of $24.0 million in 2021.
Net adverse prior year loss development of $28.1 million during the year ended December 31, 2022 was due to unfavorable movements in Commercial Auto Liability, General Liability, Other Specialty Risk & Extended Warranty and European Hospital Liability partly offset by continued favorable development in Workers Compensation. European Hospital Liability was due in part to higher than expected loss emergence in Italian Hospital Liability policies as well as the agreed exit cost of $3.7 million (€3.4 million) for the commutation of French Hospital Liability policies as described in "Note 10. Related Party Transactions".
Net favorable prior year loss development in 2021 was due to Workers Compensation and Commercial Auto Liability partly offset by adverse development in General Liability and European Hospital Liability.
The table below details prior year loss development by lines of business for the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022	2021
Prior Year Loss Development adverse (favorable) before the impact of the LPT/ADC Agreement	($ in thousands)
Workers Compensation	$(38,131)	$(22,242)
Commercial Auto Liability	19,088	(29,918)
General Liability	18,452	20,868
European Hospital Liability	13,247	7,885
Other Lines	(1,685)	(637)
Other Specialty Risk & Extended Warranty	17,113	—
Total AmTrust Reinsurance Prior Year Development	$28,084	$(24,044)
As of December 31, 2022, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $490.4 million. The LPT/ADC Agreement provides Maiden Reinsurance with $155.0 million in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. All lines of business in the table above are covered by the LPT/ADC Agreement, except for European Hospital Liability which is not part of the AmTrust Quota Share. European Hospital Liability business is not covered under the LPT/ADC Agreement and therefore, adverse development in this line of business may result in significant losses.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $5.4 million for the year ended December 31, 2022 compared to 2021 primarily due to AmTrust Cession Adjustments which resulted in negative earned premiums and a reduction to related brokerage fees.
Excluding AmTrust Cession Adjustments of $5.4 million, commission and other acquisition expenses were $9.7 million for the year ended December 31, 2022 compared to $9.7 million in 2021.
General and Administrative Expenses - General and administrative expenses increased by $0.3 million or 10.5% for the year ended December 31, 2022 compared to 2021 primarily due to higher letter of credit fees associated with the LPT/ADC Agreement.

Liquidity and Capital Resources
Liquidity
Maiden Holdings is a holding company and transacts no business of its own. We therefore rely on cash flows in the form of dividends, advances, loans and other permitted distributions from our subsidiary companies to pay expenses and make dividend payments on our common shares. The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet statutory solvency and liquidity requirements and also place restrictions on the declaration and payment of dividends and other distributions.
As of December 31, 2022, the Company had investable assets of $1.2 billion compared to $1.7 billion as of December 31, 2021. Investable assets are the combined total of our investments, cash and cash equivalents (including restricted cash), loan to a related party and funds withheld receivable. The decrease in our investable assets is primarily the result of the cessation of active reinsurance underwriting of new prospective risks since 2019 which subsequently resulted in negative operating cash flows to settle claim payments from the run-off of liabilities from our reinsurance portfolio in 2022.
As discussed in "Item 1. Business", Maiden Reinsurance re-domesticated from Bermuda to Vermont on March 16, 2020. We continue to be actively engaged with the Vermont DFR regarding Maiden Reinsurance's longer term business plan, including its investment policy, changes to which require prior regulatory approval as stipulated by Vermont law or the Vermont DFR for any active underwriting, capital management or other strategic initiatives. Maiden Reinsurance has received all necessary approvals required to date by the Vermont DFR, including its activities via GLS and its investment policy, which includes: 1) the expansion of approved asset classes for investment reflecting not only Maiden Reinsurance’s solvency position but the material reduction in required capital necessary to operate its business as discussed further in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity & Capital Resources – Cash and Investments; and 2) the purchase of affiliated securities as demonstrated in the recent preference share tender offers and the recently completed Exchange. The Investment Policy, as approved and as amended, maintains our established investment management and governance practices.
During the second quarter of 2022, the Vermont DFR approved an annual dividend program to be paid by Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. Subsequent to that approval, Maiden Reinsurance has paid $18.8 million in dividends to Maiden NA during the year ended December 31, 2022.
Maiden Reinsurance is regulated by the Vermont DFR and is the principal operating subsidiary of Maiden Holdings. At December 31, 2022, Maiden Reinsurance had statutory capital and surplus of $898.1 million, exceeding the amounts required to be maintained of $107.0 million at December 31, 2022. Under its license as an affiliated reinsurer under the captive licensing laws in the State of Vermont, Maiden Reinsurance requires the approval of the Vermont DFR for the payment of any dividends. During the year ended December 31, 2022, Maiden Reinsurance paid dividends of $18.8 million to Maiden NA. During the years ended December 31, 2022 and 2021, Maiden NA did not pay any dividends to Maiden Holdings during both periods.
Maiden Holdings has two Swedish domiciled operating subsidiaries, Maiden LF and Maiden GF, which are both regulated by the Swedish FSA. At December 31, 2022, Maiden LF and Maiden GF each had a statutory capital and surplus of $7.8 million and $8.5 million, respectively, exceeding the amounts required to be maintained of $4.3 million and $5.6 million, respectively, at December 31, 2022. Maiden LF and Maiden GF are subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF and Maiden GF to Maiden Holdings. At December 31, 2022, Maiden LF and Maiden GF are not allowed to pay dividends or distributions without the permission of the Swedish FSA. During the years ended December 31, 2022 and 2021, Maiden LF and Maiden GF did not pay any dividends to Maiden Holdings.
Maiden Holdings’ wholly owned U.K. subsidiary, Maiden Global, operates as a reinsurance services and holding company. Maiden Global is subject to regulation by the U.K. Financial Conduct Authority (the "FCA"). At December 31, 2022, Maiden Global is allowed to pay dividends or distributions not exceeding $3.8 million. Maiden Global paid dividends of $1.1 million to Maiden Holdings during the year ended December 31, 2022, however there were no dividends paid in 2021.
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
Our business has undergone significant changes since 2018. As previously noted, we have engaged in a series of transactions that have materially reduced our balance sheet risk and transformed our operations. As a result of these transactions, we are not engaged in any active underwriting of new prospective reinsurance business thus our net premiums written will continue to be materially lower and investment income will become a significantly larger portion of our total revenues. We are writing new retroactive risks through GLS, however this will be smaller in relation to the run-off of our prior reinsurance business. Despite the initial inflow of new business from GLS, the run-off of our prior reinsurance business has continued to cause significant negative operating cash flows as we run off the AmTrust Reinsurance segment reserves as shown in the cash flows table below.
While the development of the GLS platform over time should further enhance our ability to pursue the asset and capital management pillars of our business strategy, we expect the trend of negative overall cash flows to continue to reduce our asset base going forward into 2023 and beyond.
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
The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next twelve months as we generally expect negative operating cash flows to be sufficiently offset by positive investing cash flows. While we continue to expect our cash flows to be sufficient to meet our cash requirements and to operate our business, our ability to execute our asset and capital management initiatives are dependent on maintaining adequate levels of unrestricted liquidity and cash flows. Our expanded asset management strategy can be impacted by both investment specific and broader financial market conditions and may not produce the expected liquidity and cash flows these investments are designed to achieve, or the timing thereof may also be impacted by those factors. We experienced such conditions during 2022.
At December 31, 2022 and 2021, unrestricted cash and cash equivalents and unrestricted fixed maturity investments were $64.3 million and $81.1 million, respectively. The decrease of $16.8 million in unrestricted cash and fixed maturity investments during 2022 was primarily the result of the following key items:
• $10.0 million utilized for the 2021 Preference Share Repurchase Program,
•$47.2 million utilized for net purchases of alternative investments including equity method investments, and
•$19.1 million utilized for interest payments on the Senior Notes, partly offset by:
•excess collateral releases of $64.6 million during the year including $45.0 million of collateral released by AmTrust.
Please see the related discussion on cash flows from investing and financing activities below. The table below summarizes our operating, investing and financing cash flows for the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022	2021
	($ in thousands)
Operating activities	$(195,928)	$(394,430)
Investing activities	188,790	464,064
Financing activities	(10,983)	(138,903)
Effect of exchange rate changes on foreign currency cash	(1,342)	(470)
Total decrease in cash, cash equivalents and restricted cash	$(19,463)	$(69,739)
Cash Flows from Operating Activities
Cash flows used in operating activities for the year ended December 31, 2022 were $195.9 million compared to cash flows used in operating activities of $394.4 million for the year ended December 31, 2021, a decrease of $198.5 million. The operating cash flows used in operations for the years ended December 31, 2022 and 2021 were primarily the result of claims payments for the runoff of existing reserves for terminated AmTrust Quota Share and the European Hospital Liability Quota Share contracts as well as return of premiums due to AmTrust Cession Adjustments.
Cash Flows from Investing Activities
Cash flows provided by investing activities consist of proceeds from sales and maturities of investments net of payments for investments acquired. Net cash provided by investing activities was $188.8 million for the year ended December 31, 2022 compared to $464.1 million for 2021 due to proceeds from sales of fixed maturity investments which were made primarily to settle claim payments and repurchase the Company's preference shares during the years ended December 31, 2022 and 2021.
For the year ended December 31, 2022, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $233.4 million compared to net proceeds of $575.4 million during 2021. The net proceeds were partly offset by $47.2 million utilized for net purchases of alternative investments, including equity method investments, during the year ended December 31, 2022.
Cash Flows from Financing Activities
Cash flows used in financing activities were $11.0 million for the year ended December 31, 2022 compared to $138.9 million during 2021 primarily due to the repurchase of the Company's Preference Shares. The Company paid $10.0 million for the repurchase of 1,581,509 preference shares pursuant to the 2021 Preference Share Repurchase Program during the year ended December 31, 2022 compared to $136.3 million paid during 2021 for 9,404,012 preference shares. The Company also paid $1.0 million for common share repurchases from employees which represent tax withholding in respect of tax obligations on vesting of both non-performance-based and discretionary performance-based restricted shares during 2022.
No dividends on common or preference shares were paid during 2022 and 2021. Our Board of Directors has not declared any common or preference share dividends since the third quarter of 2018. After the Exchange, there are no longer any preference shares outstanding as of December 31, 2022.
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
At December 31, 2022, the Company had letters of credit outstanding of $40.3 million for collateral purposes which are secured by cash and fixed maturities with a fair value of $47.1 million.
At December 31, 2022 and 2021, restricted cash and cash equivalents and fixed maturity investments used as collateral were $296.8 million and $582.1 million, respectively. This collateral represents 82.2% and 87.8% of the fair value of our total fixed maturity investments and cash, restricted cash and cash equivalents at December 31, 2022 and 2021, respectively. The following table provides additional information on restricted cash and fixed maturities used as collateral at December 31, 2022 and 2021:

December 31,	2022			2021
($ in thousands)	Restricted Cash & Equivalents	Fixed Maturities	Total	Restricted Cash & Equivalents	Fixed Maturities	Total
Diversified Reinsurance	$13,122	$48,101	$61,223	$34,298	$48,845	$83,143
AmTrust Reinsurance	2,516	233,091	235,607	5,121	493,883	499,004
Total	$15,638	$281,192	$296,830	$39,419	$542,728	$582,147
As a % of Consolidated Balance Sheet captions	100.0%	89.4%	89.9%	100.0%	90.9%	91.5%
Maiden Reinsurance loaned funds of $168.0 million to AmTrust at December 31, 2022 and 2021, respectively, to partially satisfy its collateral requirements with AII. Advances under the loan are secured by promissory notes and the loan is carried at cost. On January 30, 2019, in connection with the termination of the AmTrust Quota Share, the Company and AmTrust amended the Loan Agreement between Maiden Reinsurance, AmTrust and AII, originally entered into on November 16, 2007, to extend the maturity date to January 1, 2025 and the parties acknowledged that due to the termination of the AmTrust Quota Share, no further loans or advances may be made pursuant to the Loan Agreement.
On January 11, 2019, a portion of the existing trust accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred $575.0 million to AmTrust as a funds withheld receivable which bears an annual interest rate of 2.1%, subject to annual adjustment. The annual interest rate was 1.8% for the duration of 2021. At December 31, 2022, the funds withheld balance was $416.8 million compared to $575.0 million at December 31, 2021.
On January 24, 2019, Maiden Reinsurance transferred cash of €45.1 million ($51.2 million) to AIU DAC as a funds withheld receivable to serve as collateral for the European Hospital Liability Quota Share. AIU DAC paid Maiden Reinsurance a fixed annual interest rate of 0.5% on the average daily funds withheld balance. Effective July 1, 2022, Maiden Reinsurance and AIU DAC entered into an agreement ("Commutation Agreement") which provided for AIU DAC to assume all reserves ceded by AIU DAC to Maiden Reinsurance with respect to AIU DAC’s French Medical Malpractice exposures for underwriting years 2012 through 2018 reinsured by Maiden Reinsurance under the European Hospital Liability Quota Share. In accordance with the Commutation Agreement, Maiden Reinsurance paid $31,291 (€29,401) to AIU DAC, which is the sum of net ceded reserves of $27,625 (€25,956) and an agreed exit cost of $3,666 (€3,444). As a result of the Commutation Agreement, Maiden Reinsurance reduced its exposure to AmTrust's Hospital Liability business, however, it continues to have exposure to Italian medical malpractice liabilities under the European Hospital Liability Quota Share. For AIU DAC, the Company utilized funds withheld to satisfy its collateral requirements which was used to settle the Commutation Agreement on September 12, 2022. Therefore, at December 31, 2022, the funds withheld under this agreement was eliminated compared to $26.5 million held at December 31, 2021.
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
We do not anticipate that restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies or from assets committed in trust accounts or those assets used to collateralize letter of credit facilities will have a material impact on our ability to carry out our normal business activities.

Cash and Investments
Historically, the investment of our funds had generally been designed to ensure safety of principal while generating current income. Accordingly, the majority of our funds had been invested in liquid, investment-grade fixed income securities which are all designated as AFS at December 31, 2022.
As our insurance liabilities continue to run-off and the required capital to operate our business for regulatory purposes decreases, we have modified Maiden Reinsurance’s investment policy (which has been approved by the Vermont DFR as noted) and have expanded the range of asset classes we invest in to enhance the income and total returns our investment portfolio produces. We categorize these investments as alternative investments which include "Other Investments", "Equity Securities", and "Equity Method Investments" on our consolidated balance sheets as discussed in "Note 2 — Significant Accounting Policies" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
As of December 31, 2022 and 2021, our cash and investments consisted of:

At December 31,	2022	2021
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$314,527	$597,145
Equity investments, at fair value	43,621	24,003
Equity method investments	80,159	83,742
Other investments	148,753	117,722
Total investments	587,060	822,612
Cash and cash equivalents	30,986	26,668
Restricted cash and cash equivalents	15,638	39,419
Total Investments and Cash (including cash equivalents)	$633,684	$888,699
In addition to the discussion on Cash and Cash Equivalents and Fixed Maturities that follows herein, please see "Notes to Consolidated Financial Statements - Note 4 — Investments" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further discussion on our AFS fixed income securities.
Under this revised investment policy, we have continued to increase the amount of alternative investments during 2022 and 2021, and we expect to continue to increase the amounts invested therein. Under our investment policy, alternative investments could include, but are not limited to, privately held investments, private equities, private credit lending funds, fixed-income funds, hedge funds, equity funds, real estate (including joint ventures and limited partnerships) and other non-fixed-income investments.
For further details on our alternative investments, in addition to the discussion of the investments herein, please see "Notes to Consolidated Financial Statements Note 4(b). Other Investments, Equity Securities and Equity Method Investments" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
We may utilize and pay fees to various companies to provide investment advisory and/or management services related to these investments. These fees, which would be predominantly based upon the amount of assets under management, would be included in net investment income. In addition, costs associated with evaluating, analyzing and monitoring these investments may require additional expenditures than traditional marketable securities. During 2022, our investment expenses associated with our alternative investments decreased compared to 2021.
The substantial majority of our current and future investments are held by Maiden Reinsurance, whose investment policy has been approved by the Vermont DFR. We utilized a portion of Maiden Reinsurance's unrestricted assets to purchase affiliated securities and, during the year ended December 31, 2022, we utilized $10.0 million in conjunction with the 2021 Preference Share Repurchase Program. Maiden Reinsurance received all necessary approvals for its investment policy. Prior to the Exchange, we cumulatively invested $176.4 million in the preference shares of Maiden Holdings which have since been extinguished and exchanged for 41,439,348 common shares of the Company pursuant to the Exchange.

As a result of the Exchange, there are no preference shares outstanding. The market value of our common shares held by Maiden Reinsurance was $87.4 million at December 31, 2022.
Cash & Cash Equivalents
At December 31, 2022, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
Fixed Maturity Investments
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (both restricted and unrestricted) are as follows:

December 31, 2022	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS Fixed maturities	($ in thousands)
U.S. treasury bonds	$55,647	$1	$(116)	$55,532	4.0%	0.7
U.S. agency bonds – mortgage-backed	38,767	—	(4,402)	34,365	2.7%	4.7
Collateralized mortgage-backed securities	7,199	—	(432)	6,767	5.3%	2.7
Non-U.S. government bonds	12,643	—	(825)	11,818	0.3%	2.8
Collateralized loan obligations	119,120	—	(5,028)	114,092	3.1%	0.3
Corporate bonds	97,063	—	(5,110)	91,953	1.5%	2.1
Total fixed maturities	330,439	1	(15,913)	314,527	2.7%	1.5
Cash and cash equivalents	46,624	—	—	46,624	1.2%	0.0
Total	$377,063	$1	$(15,913)	$361,151	2.5%	1.3

December 31, 2021	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$59,989	$—	$(110)	$59,879	0.2%	0.9
U.S. agency bonds – mortgage-backed	96,554	2,429	(193)	98,790	2.7%	2.1
Collateralized mortgage-backed securities	14,972	565	—	15,537	3.2%	3.1
Non-U.S. government bonds	3,163	113	—	3,276	0.3%	7.3
Collateralized loan obligations	183,974	140	(5,093)	179,021	1.3%	0.3
Corporate bonds	236,692	10,094	(6,144)	240,642	2.5%	2.7
Total AFS fixed maturities	595,344	13,341	(11,540)	597,145	1.9%	1.7
Cash and cash equivalents	66,087	—	—	66,087	—%	0.0
Total	$661,431	$13,341	$(11,540)	$663,232	1.7%	1.5
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the year ended December 31, 2022, the yield on the 10-year U.S. Treasury bond increased by 236 basis points to 3.88%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed income securities in our portfolio. The U.S. Treasury yield curve experienced a material upward shift during the year ended December 31, 2022, reflecting concerns of the U.S. Federal Reserve about ongoing inflation emanating from the combination of: 1) the continuing strength of the U.S. economy combined with inflationary pressures, particularly in labor markets; 2) geopolitical instability in Eastern Europe which threatened additional inflation and global economic stability; 3) the levels of fiscal stimulus administered by the U.S. federal government in recent years to support the economy, particularly during the COVID-19 pandemic; and 4) the anticipated monetary policy responses required to collectively temper these factors. Central banks globally have responded in similar fashion and continue to indicate additional interest rate increases are likely in 2023.
As a result of these and other factors, the movement in the market values of our fixed maturity portfolio during the year ended December 31, 2022 generated net unrealized losses of $17.7 million which reduced our book value per common share by $0.17 during that period. Current outlooks for global monetary policy indicate that substantial quantitative tightening by central banks in the U.S. and globally appears likely to continue. Our investment portfolios, in particular our fixed maturity portfolio, may be adversely impacted by unfavorable market conditions caused by these measures, which could cause continued volatility in our results of operations and negatively impact our financial condition.

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
We also monitor the duration and structure of our investment portfolio as discussed below. As of December 31, 2022, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $9.1 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above.
To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At December 31, 2022 and 2021, these respective durations in years were as follows:

December 31,	2022	2021
Fixed maturities and cash and cash equivalents	1.3	1.5
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	5.3	4.4
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	1.1	1.4
During the year ended December 31, 2022, the weighted average duration of our fixed maturity investment portfolio decreased by 0.2 years to 1.3 years while the duration for reserve for loss and LAE increased by 0.9 years to 5.3 years. The differential in duration between these assets and liabilities may fluctuate over time and, in the case of our fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our U.S. agency mortgage-backed bonds ("Agency MBS") and commercial mortgage-backed securities. At December 31, 2022, the duration of our fixed maturity investment portfolio decreased compared to December 31, 2021 due to continued sales of fixed maturity investments primarily made to settle claim payments with AmTrust.
At December 31, 2022, the duration of our loss reserves net of the LPT/ADC Agreement was slightly lower than the duration of our fixed maturity investment portfolio at December 31, 2022 driven by the commutation of certain European Hospital Liability policies which were long-tailed in nature and were not subject to the LPT/ADC Agreement.
To limit our exposure to unexpected interest rate increases that could reduce the value of our fixed maturity securities and our shareholders' equity, the Company holds floating rate securities whose fair values are less sensitive to changes in interest rates. At December 31, 2022 and December 31, 2021, 29.6% and 23.6%, respectively, of our fixed income investments are comprised of floating rate securities. The floating rate investment holdings at December 31, 2022 and December 31, 2021 were as follows:

December 31,	2022		2021
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Floating rate securities
Collateralized loan obligations	$114,092	11.8%	$174,873	11.9%
Collateralized mortgage-backed securities	4,773	0.5%	3,007	0.2%
Corporate bonds	—	—%	1,145	0.1%
Total floating rate AFS fixed maturities at fair value	118,865	12.3%	179,025	12.2%
Loan to related party	167,975	17.3%	167,975	11.4%
Total floating rate securities	$286,840	29.6%	$347,000	23.6%

Total fixed income investments at fair value (1)	$970,538		$1,467,619
(1) Total fixed income investments at fair value include AFS fixed maturities, cash and restricted cash, funds withheld receivable, and loan to related party.

At December 31, 2022, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS holdings at December 31, 2022 and 2021 were as follows:

December 31,	2022		2021
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
FNMA – fixed rate	$18,750	54.6%	$47,419	48.0%
FHLMC – fixed rate	13,034	37.9%	47,758	48.3%
GNMA - variable rate	2,581	7.5%	3,613	3.7%
Total U.S. agency bonds	$34,365	100.0%	$98,790	100.0%
Total U.S. agency MBS comprise 10.9% of our fixed maturity investment portfolio at December 31, 2022. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn.
At December 31, 2022 and 2021, 98.5% and 97.8%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see "Part II, Item 8 - Notes to Consolidated Financial Statements Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.
The security holdings by sector and financial strength rating of our corporate bond holdings at December 31, 2022 and 2021 were as follows:

	Ratings(1)
December 31, 2022	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds
Corporate bonds					($ in thousands)
Basic Materials	—%	—%	5.3%	—%	$4,912	5.3%
Communications	—%	5.7%	5.2%	—%	10,004	10.9%
Consumer	—%	6.3%	39.1%	—%	41,767	45.4%
Energy	—%	0.9%	7.7%	—%	7,860	8.6%
Financial Institutions	1.6%	20.3%	0.4%	5.2%	25,272	27.5%
Industrials	—%	2.3%	—%	—%	2,138	2.3%
Total Corporate bonds	1.6%	35.5%	57.7%	5.2%	$91,953	100.0%

	Ratings(1)
December 31, 2021	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds
Corporate bonds					($ in thousands)
Basic Materials	—%	2.4%	1.7%	—%	$9,995	4.1%
Communications	—%	2.4%	3.2%	—%	13,480	5.6%
Consumer	—%	2.4%	31.3%	2.8%	87,753	36.5%
Energy	—%	9.4%	4.8%	—%	34,068	14.2%
Financial Institutions	0.6%	18.8%	12.9%	2.6%	84,025	34.9%
Industrials	—%	1.0%	—%	—%	2,393	1.0%
Technology	—%	3.7%	—%	—%	8,928	3.7%
Total Corporate bonds	0.6%	40.1%	53.9%	5.4%	$240,642	100.0%
(1)    Ratings as assigned by S&P, or equivalent

The table below includes the Company’s ten largest corporate holdings at fair value and as a percentage of all fixed income securities held as at December 31, 2022, of which 100.0% are Euro denominated, with 54.7% invested in the Consumer Sector and 19.3% invested in the Financial Institutions sector:

December 31, 2022	Fair Value	% of Total Fixed Income Holdings	Rating(1)
	($ in thousands)
Anheuser-Busch INBEV NV, 2.875%, Due 9/25/2024	$10,638	3.4%	BBB+
Chubb Ina Holdings Inc., 1.55%, Due 3/15/2028	6,139	1.9%	A
Kraft Heinz Foods Co., 1.5%, Due 5/24/2024	6,118	1.9%	BBB-
Glencore Finance (Europe) LTD, 1.875%, Due 9/13/2023	5,299	1.7%	BBB+
Santander Consumer Finance SA, 1.125%, Due 10/9/2023	5,281	1.7%	A
Volkswagen International Finance NV, 1.125%, Due 10/2/2023	5,277	1.7%	A-
America Movil SAB DE CV, 1.5%, Due 3/10/2024	5,221	1.7%	A-
Utah Acquisition Sub Inc., 2.25%, Due 11/22/2024	5,165	1.6%	BBB-
Molson Coors Beverage Co., 1.25%, Due 7/15/2024	5,164	1.6%	BBB-
PPG Industries Inc., 0.875%, Due 11/3/2025	4,912	1.6%	BBB+
Total	$59,214	18.8%
(1)    Ratings as assigned by S&P, or equivalent

At December 31, 2022 and 2021, respectively, we held the following non-U.S. dollar denominated securities:

December 31,	2022		2021
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated collateralized loan obligations	$102,812	50.1%	$113,399	42.9%
Non-U.S. dollar denominated corporate bonds	90,491	44.1%	147,740	55.9%
Non-U.S. government bonds	11,818	5.8%	3,275	1.2%
Total non-U.S. dollar denominated securities	$205,121	100.0%	$264,414	100.0%
At December 31, 2022 and 2021, respectively, 100.0% of our non-U.S. dollar denominated securities above were invested in euro. The net decrease in non-U.S. dollar denominated fixed maturities is largely due to the relative depreciation of euro denominated corporate bonds during the year ended December 31, 2022. At December 31, 2022 and 2021, all of the Company's non-U.S. government issuers have a rating of AA- or higher by S&P.
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments by ratings at December 31, 2022 and 2021:

Ratings(1) at December 31,	2022		2021
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
A+, A, A-	$32,633	36.0%	$56,669	38.4%
BBB+, BBB, BBB-	53,094	58.7%	78,021	52.8%
BB+ or lower	4,764	5.3%	13,050	8.8%
Total non-U.S. dollar denominated corporate bonds	$90,491	100.0%	$147,740	100.0%
(1)     Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturity investments held in non-U.S. dollar denominated currencies at December 31, 2022 and 2021, respectively.
Other Investments, Equity Investments and Equity Method Investments
Our alternative investments are categorized as other investments, equity securities and equity method investments as reported on our consolidated balance sheets. These include private equity funds, private credit funds and hedge funds investments, investments in limited partnerships, as well as investments in direct lending entities and investments in technology-oriented insurance related businesses known as insurtechs. Private equity investments consist of direct investments in privately held entities, investments in private equity funds and private equity co-investments with sponsoring entities. Private credit investments consist of loans and other debt securities of privately held entities or investment sponsors.

Our alternative investments as of December 31, 2022 and 2021 consisted of the following categories:

December 31,	2022		2021
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Publicly traded equity investments in common stocks	$386	0.1%	$1,174	0.5%
Privately held common stocks	32,290	11.9%	22,029	9.8%
Privately held preferred stocks	10,945	4.0%	800	0.4%
Total equity securities	43,621	16.0%	24,003	10.7%

Hedge fund investments	5,376	2.0%	32,929	14.6%
Real estate investments	40,944	15.0%	44,050	19.5%
Other equity method investments	33,839	12.4%	6,763	3.0%
Total equity method investments	80,159	29.4%	83,742	37.1%

Private equity funds	34,278	12.6%	23,324	10.3%
Private credit funds	24,374	8.9%	20,922	9.3%
Privately held equity investments	34,014	12.5%	30,500	13.5%
Investment in direct lending funds (at cost)	56,087	20.6%	42,976	19.1%
Total other investments	148,753	54.6%	117,722	52.2%

Total alternative investments	$272,533	100.0%	$225,467	100.0%
Our allocation to alternative investments increased to 43.0% of our total cash and investments as of December 31, 2022 compared to 25.4% as of December 31, 2021; and increased to 95.8% of our total shareholders' equity as of December 31, 2022 compared to 58.7% as of December 31, 2021.
In addition to the categories described above, we also evaluate our alternative investments by the following asset classes:

December 31,	2022		2021
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Private Equity	$60,227	22.1%	$66,290	29.4%
Private Credit	51,783	19.0%	20,863	9.2%
Hedge Funds	5,376	2.0%	32,929	14.6%
Alternatives	85,866	31.5%	46,490	20.6%
Venture Capital	21,126	7.7%	7,344	3.3%
Real Estate	48,155	17.7%	51,551	22.9%
Total alternative investments	$272,533	100.0%	$225,467	100.0%
During 2022, we funded $49.5 million of new investments largely focused on income producing assets reflecting the increase in interest rates experienced during the year. To the extent that interest rates and risk-adjusted credit quality remains appropriate, we expect to continue to focus on investments that will take advantage of that environment to produce current income.
For further details on these alternative investments, please see "Notes to Consolidated Financial Statements: Note 4(b) Other Investments, Equity Securities and Equity Method Investments" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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

Investment Results
The following table summarizes our investment results for the years ended December 31, 2022 and 2021, respectively:

For the Year Ended December 31,	2022	2021
Net investment income	($ in thousands)
Fixed income investments(1)	$27,055	$33,261
Cash and restricted cash	428	(3)
Other investments, including equities	2,987	1,103
Investment expenses	(400)	(2,348)
Total net investment income	30,070	32,013

Net realized (losses) gains:
Fixed income assets(1)	(2,983)	9,097
Other investments, including equities	190	716
Total net realized (losses) gains	(2,793)	9,813

Net unrealized (losses) gains:
Other investments, including equities	(2,347)	2,835
Total net unrealized (losses) gains	(2,347)	2,835

Interest in (loss) income of equity method investments:
Interest in (loss) income of equity method investments	(205)	7,748
Total interest in (loss) income of equity method investments	(205)	7,748

Total investment return included in earnings (A)	$24,725	$52,409

Other comprehensive loss:
Unrealized losses on AFS securities and equity method investments excluding foreign exchange (B)	$(24,247)	$(32,880)
Total investment return = (A) + (B)	$478	$19,529

Annualized income from fixed income assets(2)	$27,483	$33,258
Average aggregate fixed income assets, at cost(2)	1,226,134	1,794,173
Annualized investment book yield	2.2%	1.9%

Average aggregate invested assets, at fair value(3)	$1,468,077	$1,986,000
Investment return included in net earnings	1.7%	2.6%
Total investment return	—%	1.0%
1.Fixed income investments include AFS securities as well as funds withheld receivable, and loan to related party.
2.Fixed income assets include AFS portfolio, cash and restricted cash, funds withheld receivable, and loan to related party.
3.Average aggregate invested assets include all investments (AFS and alternative investments), cash and restricted cash, loan to related party and funds withheld receivable and is computed as an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

The following table details total investment returns for our fixed income investments for the year ended December 31, 2022 and 2021, respectively:

Fixed Income Investments(1)	For the Year Ended December 31,
($ in thousands)	2022	2021
Gross investment income	$27,483	$33,258
Net realized (losses) gains	(2,983)	9,097
Change in AOCI (3)	(28,661)	(28,466)
Gross investment returns	$(4,161)	$13,889

Average invested assets, at fair value (4)	$1,219,079	$1,819,818

Gross Investment Returns	(0.3)%	0.8%

Investment expenses	$417	$845
Net investment returns	$(4,578)	$13,044

Net Investment Returns	(0.4)%	0.7%
Despite higher book yields on our fixed income investments, total returns on fixed income investments were negative for the year ended December 31, 2022 due to the impact of interest rates which increased during the year ended December 31, 2022 compared to 2021.
The following table details total investment returns for our alternative investments for the year ended December 31, 2022 and 2021, respectively:

Alternative Investments(2)	For the Year Ended December 31,
($ in thousands)	2022	2021
Gross investment income	$2,782	$8,851
Net realized and unrealized (losses) gains	(2,157)	3,551
Change in AOCI (3)	4,414	(4,414)
Gross investment returns	$5,039	$7,988

Average invested assets, at fair value (4)	$249,000	$166,182

Gross Investment Returns	2.0%	4.8%

Investment expenses	$(17)	$1,503
Net investment returns	$5,056	$6,485

Net Investment Returns	2.0%	3.9%
1.Fixed income investments includes AFS securities as well as cash, restricted cash, funds withheld receivable, and loan to related party.
2.Alternative investments includes other investments, equity securities, and equity method investments.
3.Change in AOCI excludes unrealized foreign exchange gains and losses.
4.Average invested assets is the average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

The following table details total investment returns for alternative investments by asset class at December 31, 2022:

December 31, 2022	Private Equity	Private Credit	Hedge Funds	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$1,269	$2,025	$(5,053)	$3,993	$125	$423	$2,782
Net realized and unrealized (losses) gains	(1,717)	(2,487)	—	29	2,307	(289)	(2,157)
Change in AOCI	—	—	—	4,414	—	—	4,414
Total Investment Return	$(448)	$(462)	$(5,053)	$8,436	$2,432	$134	$5,039

Average Investments	$63,259	$36,323	$19,153	$66,178	$14,235	$49,853	$249,000

Gross Investment Returns	(0.7)%	(1.3)%	(26.4)%	12.7%	17.1%	0.3%	2.0%
Total investment returns on alternative investments were positive for the year ended December 31, 2022, however, net investment returns were lower compared to 2021. During the year ended December 31, 2022, positive returns in our alternative and venture capital asset classes were partly offset by losses in our hedge fund asset class as well as by modest losses in both private equity and private credit asset classes, largely due to rising interest rates and the resulting volatility in financial markets. The hedge fund asset class reported a loss of $5.1 million which reduced gross investment returns by 2.4% during the period. Excluding our hedge fund assets, our gross investment return would have been 4.4% for the year ended December 31, 2022.
The following table details total investment returns for alternative investments by asset class at December 31, 2021:

December 31, 2021	Private Equity	Private Credit	Hedge Funds	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$444	$659	$3,494	$4,254	$—	$—	$8,851
Net realized and unrealized (losses) gains	2,185	668	—	275	423	—	3,551
Change in AOCI	—	—	—	(4,414)	—	—	(4,414)
Total Investment Return	$2,629	$1,327	$3,494	$115	$423	$—	$7,988

Average Investments	$46,965	$10,432	$31,182	$46,756	$5,072	$25,776	$166,182

Gross Investment Returns	5.6%	12.7%	11.2%	0.2%	8.3%	—%	4.8%
For the year ended December 31, 2021, investment returns benefited from positive returns in the hedge fund and private credit asset classes largely resulting from strong financial markets performance.
Despite the volatility experienced in financial markets during 2022, we believe our alternative investment portfolio remains well positioned to achieve its targeted longer-term returns.
Other Balance Sheet Changes
The following table summarizes the Company's other material balance sheet changes at December 31, 2022 and 2021:

December 31,	2022	2021	Change	Change
($ in thousands)			$	%
Reinsurance balances receivable, net	$10,707	$19,507	$(8,800)	(45.1)%
Deferred commission and other acquisition expenses	24,976	36,703	(11,727)	(32.0)%
Funds withheld receivable	441,412	636,412	(195,000)	(30.6)%
Reserve for loss and LAE	1,131,408	1,489,373	(357,965)	(24.0)%
Unearned premiums	67,081	100,131	(33,050)	(33.0)%
Deferred gain on retroactive reinsurance	47,708	48,960	(1,252)	(2.6)%
Accrued expenses and other liabilities	60,518	44,542	15,976	35.9%

The Company's deferred commission and other acquisition expenses decreased by 32.0% and unearned premiums decreased by 33.0% primarily due to the termination of the remaining business under both quota share contracts with AmTrust which have been in run-off since January 1, 2019. Reinsurance balances receivable decreased by 45.1% primarily due to the collection of premiums receivable due from the European Hospital Liability Quota Share during the second quarter of 2022.
Funds withheld receivable decreased by 30.6% primarily due to lower funds withheld to be utilized as collateral for AmTrust Reinsurance segment with the commutation of French Hospital Liability polices under the European Hospital Liability Quota Share during the third quarter of 2022 and settlement of reinsurance losses payable due under the AmTrust Quota Share.
Accrued expenses and other liabilities increased by 35.9% primarily due to recognition of a derivative liability on retroactive reinsurance of $14.6 million for GLS policies as of December 31, 2022. The Company's reserve for loss and LAE decreased by 24.0% primarily due to the settlement of prior year loss claims for contracts under the AmTrust Quota Share.
The deferred gain on retroactive reinsurance decreased by 2.6% for the year ended December 31, 2022. Of the net adverse prior year loss development of $28.1 million reported in the AmTrust Reinsurance segment, $15.5 million of this development was subject to coverage under the LPT/ADC Agreement, and was substantially offset by $16.0 million of favorable loss development on certain Workers Compensation losses that were commuted to AmTrust in 2019 that inure to the benefit of Cavello as opposed to the Company under the terms of LPT/ADC Agreement.
Capital Resources
During the year ended December 31, 2022, book value per common share increased by 7.7% to $2.80 and diluted book value per common share increased by 7.7% to $2.79, compared to December 31, 2021 primarily due to net income available to Maiden common shareholders of $55.4 million partly offset by a net decrease in AOCI of $29.0 million for the year ended December 31, 2022. Capital resources consist of funds deployed in support of our operations. The following table shows the movement in our capital resources at December 31, 2022 and 2021:

December 31,	2022	2021	Change	Change
($ in thousands)			$	%
Preference shares	$—	$159,210	$(159,210)	(100.0)%
Common shares at par value	1,492	923	569	61.6%
Additional paid-in capital	884,259	768,650	115,609	15.0%
Accumulated other comprehensive loss	(41,234)	(12,215)	(29,019)	237.6%
Accumulated deficit	(442,863)	(498,295)	55,432	(11.1)%
Treasury shares, at cost	(117,075)	(34,016)	(83,059)	244.2%
Common shareholders' equity	284,579	225,047	59,532	26.5%
Total Maiden shareholders' equity	284,579	384,257	(99,678)	(25.9)%
Senior Notes - principal amount	262,500	262,500	—	—%
Total capital resources	$547,079	$646,757	$(99,678)	(15.4)%
Total capital resources decreased by $99.7 million, or 15.4% compared to December 31, 2021 primarily due to the following:
•net decrease in Preference Shares of $159.2 million at par value due to the repurchase and Exchange of remaining shares during the year ended December 31, 2022;
•net increase in additional paid-in capital of $115.6 million due to $5.3 million relating to elimination of Preference Share issuance costs on remaining shares which were repurchased and exchanged during the year; and additional paid-in capital of $107.6 million for the total common shares issued under the Exchange, and share-based compensation of $2.7 million;
•net decrease in AOCI of $29.0 million which arose due to: (1) net unrealized losses on investment of $13.0 million due to a decrease of $17.7 million for our fixed income investment portfolio relating to market price movements from rising interest rates in the year ended December 31, 2022, partly offset by $4.4 million increase for equity method investments and $0.3 million increase in deferred taxes; and (2) a decrease in cumulative translation adjustments of $16.0 million during the year ended December 31, 2022;
•accumulated deficit decreased by $55.4 million due to gains recognized on the repurchase and Exchange of Preference Shares of $115.5 million for the year ended December 31, 2022 which increased retained earnings partly offset by a net loss of $60.0 million for the year ended December 31, 2022; and
•treasury shares increased by $83.1 million primarily due to common shares issued to Maiden Reinsurance under the Exchange of $82.1 million and shares repurchased due to tax obligations on restricted shares vesting of $1.0 million.
Please refer to "Notes to Consolidated Financial Statements - Note 6 — Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of the equity instruments issued by the Company at December 31, 2022 and 2021.

Book value and diluted book value per common share at December 31, 2022 and 2021 were computed as follows:

December 31,	2022	2021
	($ in thousands except share and per share data)
Ending Maiden common shareholders’ equity	$284,579	$225,047
Proceeds from assumed conversion of dilutive options	4	10
Numerator for diluted book value per common share calculation	$284,583	$225,057

Common shares outstanding	101,532,151	86,467,242
Shares issued from assumed conversion of dilutive options and restricted share units	499,963	494,926
Denominator for diluted book value per common share calculation	102,032,114	86,962,168

Book value per common share	$2.80	$2.60
Diluted book value per common share	2.79	2.59
Common Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the year ended December 31, 2022, the Company did not repurchase any common shares under its share repurchase authorization as it was precluded from repurchasing its common shares due to its failure to pay dividends on its preference shares that were previously outstanding. At December 31, 2022, the Company had a remaining authorization of $74.2 million for share repurchases.
Preference Shares
On March 3, 2021 and May 6, 2021, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100.0 million and $50.0 million, respectively, of the Company's preference shares from time to time at market prices in open market purchases or as were privately negotiated. The authorizations are collectively referred to as the "2021 Preference Share Repurchase Program".
Please refer to "Notes to Consolidated Financial Statements - 'Note 6 — Shareholders' Equity" under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a summary of repurchases made of the Company's preference shares during the year ended December 31, 2022.
On December 27, 2022, the Exchange was completed with record holders of the Series A, C and D Preference Shares and three common shares was exchanged as consideration for each of the Series A, C and D Preference Shares tendered. A total of 1,500,050 shares of Series A Preference Shares, 1,744,028 shares of Series C Preference Shares, and 1,542,806 shares of Series D Preference Shares were extinguished upon the issuance of 14,360,652 common shares to non-affiliates at a fair value of $28.4 million.
The number of the Company's Series A, C and D Preference Shares held by Maiden Reinsurance pursuant to the 2020 Tender Offer and the 2021 Preference Share Repurchase Program was 13,813,116 at the Exchange date. Therefore, 41,439,348 common shares were issued to Maiden Reinsurance in exchange for the preference shares held which are reflected as treasury shares on the Consolidated Balance Sheet and are not treated as outstanding shares for purposes of determining certain financial measures, both GAAP and non-GAAP, as of, and for the period ending, December 31, 2022.
As a result of the Exchange, the Preference Shares were delisted from and no longer trade on the New York Stock Exchange as of the Exchange Date. No Preference Shares are issued or outstanding, and the Preference Shares were deregistered under the Securities Exchange Act of 1934, as amended. In addition, all rights of the former holders related to ownership of the Preference Shares have terminated.
Please refer to "Notes to Consolidated Financial Statements - Note 6 — Shareholders' Equity" under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further information on the above transactions.
Senior Notes
There were no changes in the Company’s Senior Notes at December 31, 2022 compared to December 31, 2021 and the Company did not enter into any short-term borrowing arrangements during the year ended December 31, 2022. Please refer to "Notes to Consolidated Financial Statements - Note 7 — Long-Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of the Senior Notes issued by the Company. The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
Maiden Holdings does not have any significant operations or assets other than our ownership of the shares of our subsidiaries. The dividends and other permitted distributions from Maiden NA (and its subsidiaries) will be our sole source of funds to meet ongoing cash requirements, including debt service payments. Factors that may affect payments to holders of the 2013 Senior

Notes include restrictions on the payments of dividends by Maiden Reinsurance to Maiden NA which provides the sole source of income for interest payments on the 2013 Senior Notes. During the second quarter of 2022, the Vermont DFR approved an annual dividend program to be paid by Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. Subsequent to that approval, Maiden Reinsurance paid $18.8 million in dividends to Maiden NA during the year ended December 31, 2022.
Summarized financial information of Maiden NA and Maiden Holdings as of December 31, 2022 and for the year ended December 31, 2022 were as follows:

	Maiden NA	Maiden Holdings
	($ in thousands)
Total assets	$5,345	$8,460
Total liabilities	150,142	109,843
Amounts due from subsidiaries (not included in total assets above)	68	1,924
Amounts due to subsidiaries (not included in total liabilities above)	13,646	2,505
Related party loan payable (not included in total liabilities above)	—	270,904
Total revenue	361	3,788
Net loss	(19,566)	(20,649)
The summarized financial information above has been presented on a combined basis for the issuer Maiden NA and the guarantor Maiden Holdings, excluding all other subsidiaries. Intercompany balances and transactions between Maiden NA and Maiden Holdings, whose information is presented above on a combined basis, have been eliminated. Any investment by Maiden NA or Maiden Holdings in subsidiaries that are not issuers or guarantors is not presented in the financial information above. Intercompany balances with subsidiaries that are not issuers or guarantors and any related party transactions were separately disclosed above and are not included in the total assets and total liabilities presented for Maiden NA and Maiden Holdings.
The net loss for Maiden NA and Maiden Holdings was largely due to interest and amortization expenses on the Senior Notes as well as general and administrative expenses. The net loss in Maiden NA was also due to income tax expense incurred.
 The ratio of Debt to Total Capital Resources at December 31, 2022 and 2021 was computed as follows:

December 31,	2022	2021
	($ in thousands)
Senior notes - principal amount	$262,500	$262,500
Maiden shareholders’ equity	284,579	384,257
Total capital resources	$547,079	$646,757
Ratio of debt to total capital resources	48.0%	40.6%
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
As discussed above, at December 31, 2022, guarantees of $42.1 million have been provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

Non-GAAP Financial Measures
As defined and described in the Key Financial Measures section, management uses certain key financial measures, some of which are non-GAAP measures, to evaluate the Company's financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these financial measures, which may be defined differently by other companies, explain the Company’s results to investors in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The calculation, reconciliation to nearest GAAP measure and discussion of relevant non-GAAP measures used by management are discussed below.
Non-GAAP operating earnings were $52.1 million for the year ended December 31, 2022, compared to non-GAAP operating earnings of $60.5 million in 2021. The reduction in the Company's non-GAAP operating results was largely due to a non-GAAP underwriting loss of $55.4 million for the year ended December 31, 2022, compared to a non-GAAP underwriting loss of $17.5 million in 2021. Underwriting performance was offset by gains of $115.5 million from the repurchase and exchange of preference shares at market values for the year ended December 31, 2022 compared to gains of $91.0 million for preference share repurchases during 2021.
Non-GAAP operating earnings and Non-GAAP diluted operating earnings per share attributable to common shareholders
Non-GAAP operating earnings and Non-GAAP diluted operating earnings per share attributable to common shareholders can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Year Ended December 31,	2022	2021
	($ in thousands except per share data)
Net income available to Maiden common shareholders	$55,432	$117,643
Add (subtract):
Net realized and unrealized investment losses (gains)	5,140	(12,648)
Foreign exchange and other gains	(8,255)	(7,685)
Decrease in deferred gain on retroactive reinsurance	(452)	(29,081)
Interest in loss (income) of equity method investments	205	(7,748)
Non-GAAP operating earnings	$52,070	$60,481

Diluted earnings per share attributable to common shareholders	$0.63	$1.35
Add (subtract):
Net realized and unrealized investment losses (gains)	0.06	(0.14)
Foreign exchange and other gains	(0.09)	(0.09)
Decrease in deferred gain on retroactive reinsurance	(0.01)	(0.33)
Interest in loss (income) of equity method investments	0.01	(0.09)
Non-GAAP diluted operating earnings per common share attributable to common shareholders	$0.60	$0.70
Non-GAAP Operating ROACE
Non-GAAP Operating ROACE for the years ended December 31, 2022 and 2021 was as follows:

For the Year Ended December 31, and at December 31,	2022	2021
	($ in thousands)
Non-GAAP operating earnings	$52,070	$60,481
Opening adjusted common shareholders’ equity	274,990	208,447
Ending adjusted common shareholders’ equity	329,987	274,990
Average adjusted common shareholders’ equity	302,489	241,719
Non-GAAP Operating ROACE	17.2%	25.0%

Non-GAAP Underwriting Results
The following summarizes our non-GAAP underwriting results for the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022	2021
	($ in thousands)
Gross premiums written	$5,479	$10,938
Net premiums written	$5,082	$10,403
Net premiums earned	$37,732	$52,993
Other insurance (expenses) revenue	(4,530)	1,067
Non-GAAP net loss and LAE(1)	(58,443)	(36,388)
Commission and other acquisition expenses	(18,511)	(24,840)
General and administrative expenses	(11,634)	(10,341)
Non-GAAP underwriting loss(1)	$(55,386)	$(17,509)
(1) Non-GAAP underwriting loss and non-GAAP net loss and LAE for the years ended December 31, 2022 and 2021 are adjusted for prior year reserve development subject to the LPT/ADC Agreement. Please see the "Key Financial Measures" section for definitions of non-GAAP underwriting loss and non-GAAP net loss and LAE.
The non-GAAP underwriting results include the impact of favorable prior year reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement to show the ultimate economic benefit to the Company. As shown in the table above, adjusted for the decrease in the deferred gain under the LPT/ADC Agreement of $0.5 million during the year ended December 31, 2022, the non-GAAP underwriting loss was $55.4 million. This compared to a non-GAAP underwriting loss of $17.5 million for 2021 when adjusted for the decrease in the deferred gain under the LPT/ADC Agreement of $29.1 million during the year ended December 31, 2021. The non-GAAP underwriting loss above was driven by:
• underwriting results in the AmTrust Reinsurance segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018;
• adverse loss development of $13.2 million in the European Hospital Liability Quota Share, which is not covered by the LPT/ADC Agreement;
• favorable development on commuted Workers Compensation losses which are contractually covered by the LPT/ADC Agreement that reduced the deferred gain liability on retroactive reinsurance for the year ended December 31, 2022; and
• underwriting loss of $12.1 million in the Diversified Reinsurance segment which included an underwriting loss of $8.9 million from GLS operations during the year ended December 31, 2022.
Non-GAAP Net Loss and LAE
Adjusted for the decrease in the deferred gain under the LPT/ADC Agreement, the non-GAAP net loss and LAE for the year ended December 31, 2022 increased by $0.5 million (2021 - $29.1 million) due to favorable loss experience for AmTrust reserves covered by the LPT/ADC Agreement which are ultimately recoverable from Cavello. This adjustment is reflected in the calculation of non-GAAP Loss and LAE in the table below:

For the Year Ended December 31,	2022	2021
	($ in thousands)
Net loss and LAE	$57,991	$7,307
Less: change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	(452)	(29,081)
Non-GAAP net loss and LAE	$58,443	$36,388
Adjusted Shareholders' Equity, Adjusted Total Capital Resources, Adjusted Book Value per Common Share and Ratio of Debt to Total Adjusted Capital Resources
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at December 31, 2022 and 2021 reflect the addition of the unamortized deferred gain under the LPT/ADC Agreement to the GAAP shareholders' equity as depicted in the computations below. The deferred gain under the LPT/ADC Agreement was $45.4 million at December 31, 2022 compared to $45.9 million at December 31, 2021, and relates to loss reserves subject to that agreement that are fully recoverable from Cavello.
The decrease in the unamortized deferred gain under the LPT/ADC Agreement for the year ended December 31, 2022 is attributable to $0.5 million in loss and LAE recognized as favorable loss development in the Company's GAAP income statement for policies subject to the LPT/ADC Agreement. We believe the inclusion of this unamortized deferred gain under these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve the Company's shareholders' equity over the settlement period under the terms of the agreement.
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at December 31, 2021 also reflected the LP Investment Adjustment of $4.1 million, which pertained to the equity accounting related to the fair value of certain hedged liabilities in an equity method investment held by the Company wherein the ultimate realizable value of the asset supporting the hedged liabilities was not recognized at fair value until its sale in 2022. We believe that this adjustment recognized the future realizable value and reflected the ultimate economic benefit of this investment which was sold at a realized gain during the year ended December 31, 2022 and improved the Company's shareholders' equity over the hedged contract period of the investment.
Reconciliation of shareholders' equity to Adjusted shareholders' equity and Adjusted Total Capital Resources
The following table computes adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain under the LPT/ADC Agreement at December 31, 2022 and 2021 as well as the LP Investment Adjustment for the realizable value of an intangible asset in a limited partnership investment at December 31, 2021:

December 31,	2022	2021	Change	Change
($ in thousands)			$	%
Preference shares	$—	$159,210	$(159,210)	(100.0)%
Common shareholders' equity	284,579	225,047	59,532	26.5%
Total shareholders' equity	284,579	384,257	(99,678)	(25.9)%
LP Investment Adjustment	—	4,083	(4,083)	(100.0)%
Unamortized deferred gain on LPT/ADC Agreement	45,408	45,860	(452)	(1.0)%
Adjusted shareholders' equity	329,987	434,200	(104,213)	(24.0)%
Senior Notes - principal amount	262,500	262,500	—	—%
Adjusted total capital resources	$592,487	$696,700	$(104,213)	(15.0)%
Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The adjusted book value per common share as reconciled for the recognition of the unamortized deferred gain under the LPT/ADC Agreement as well as the LP Investment Adjustment for the realizable value of an intangible asset in a limited partnership investment at December 31, 2022 and 2021 was computed as follows:

December 31,	2022	2021
Book value per common share	$2.80	$2.60
Unamortized deferred gain on LPT/ADC Agreement	0.45	0.53
LP Investment Adjustment	—	0.05
Adjusted book value per common share	$3.25	$3.18
Ratio of Debt to Adjusted Total Capital Resources

 Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at December 31, 2022 and 2021 was computed as follows:

December 31,	2022	2021
	($ in thousands)
Senior notes - principal amount	$262,500	$262,500
Adjusted shareholders’ equity	329,987	434,200
Adjusted total capital resources	$592,487	$696,700
Ratio of debt to adjusted total capital resources	44.3%	37.7%

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely effected. At December 31, 2022, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at quarterly average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange gains were $8.9 million during the year ended December 31, 2022 compared to net foreign exchange gains of $7.5 million during the year ended December 31, 2021.
At December 31, 2022, net foreign exchange gains were primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at December 31, 2022 included reserves for net loss and LAE of $333.9 million. There was no new business written in non-USD currencies during the year ended December 31, 2022. Our foreign currency asset exposures at December 31, 2022 include $205.1 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy as well as $20.9 million of equity method real estate investments denominated in Canadian dollars.

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
We continue to monitor inflationary impacts resulting from recent government stimulus, sharp increases in demand, labor force and supply chain disruptions, among other factors, on our loss cost trends. Our reserves predominantly consist of workers’ compensation, general liability, and hospital liability. These long tailed lines of business have been subject to the longer term trend of social inflation, but we have not observed significant impacts for the recently elevated levels of inflation. We proactively analyze available data and we incorporate trends into our loss reserving assumptions to ensure we are considerate of current and future economic conditions.
Governmental policy responses to inflation have significantly increased interest rates which, in the short term, have contributed to unrealized losses on our fixed income investments, particularly on our fixed maturity securities. There remains uncertainty around the rate and direction of inflation and we continue to monitor our liquidity, capital and potential earnings impact of these changes but remain focused on our asset allocation decisions as described in our "Business Strategy" section of Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview".
Inflation may also result in increased wage pressures for our operating expenses, as we remain focused on being a competitive employer in our market. Labor shortages arising from the conditions of the COVID-19 pandemic have contributed to uncertainty in attracting and retaining talent that may put pressure on higher wage costs. Currently, salaries and incentive compensation costs comprise more than one-half of our total general and administrative expenses and thereby could have a material impact our net operating results.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Report, our management has performed an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2022. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, at December 31, 2022, our Company’s disclosure controls and procedures were effective.
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
In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management, including our Principal Executive Officer and Principal Financial Officer, have concluded that our internal control over financial reporting is effective as of December 31, 2022 based on those criteria.
The Company's independent auditors have issued an audit opinion on the Company's internal control over financial reporting as of December 31, 2022. This report appears below in the Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f), during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Maiden Holdings, Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited Maiden Holdings, Ltd.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Maiden Holdings, Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years then ended, and the related notes and our report dated March 15, 2023 expressed an unqualified opinion thereon.

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
March 15, 2023

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement for our Annual Meeting of Shareholders to be held on May 3, 2023 (the "Proxy Statement") captioned "Election of Directors", "Executive Officers", "Audit Committee", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Nominating and Corporate Governance Committee".
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

Item 11. Executive Compensation.
The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned "Compensation Discussion and Analysis", "Director Compensation for 2022", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report".

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

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda on March 15, 2023.

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

Signature	Title	Date
/s/ Lawrence F. Metz	President and Co-Chief Executive Officer	March 15, 2023
Lawrence F. Metz	(Principal Executive Officer)
/s/ Patrick J. Haveron	Co-Chief Executive Officer and Chief Financial Officer	March 15, 2023
Patrick J. Haveron	(Principal Financial Officer)
/s/ Barry D. Zyskind	Chairman	March 15, 2023
Barry D. Zyskind
/s/ Steven H. Nigro	Vice Chairman and Lead Independent Director	March 15, 2023
Steven H. Nigro
/s/ Holly L. Blanchard	Director	March 15, 2023
Holly L. Blanchard
/s/ Simcha G. Lyons	Director	March 15, 2023
Simcha G. Lyons
/s/ Raymond M. Neff	Director	March 15, 2023
Raymond M. Neff
/s/ Yehuda L. Neuberger	Director	March 15, 2023
Yehuda L. Neuberger
/s/ Keith A. Thomas	Director	March 15, 2023
Keith A. Thomas

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Memorandum of Association (as amended)	(1)
3.2	Bye-Laws	(2)
4.1	Form of Common Share Certificate	(3)
4.2	Form of Indenture for Debt Securities by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(4)
4.3	Third Supplemental Indenture, dated November 25, 2013, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(5)
4.4	Form of 7.75% Notes due 2043 (included in Exhibit 4.3)	(5)
4.5	Form of Indenture for Debt Securities by and between Maiden Holdings, Ltd., and Wilmington Trust National Association, as trustee	(6)
4.6	First Supplemental Indenture, dated as of June 14, 2016, by and between Maiden Holdings, Ltd., as guarantor, and Wilmington Trust National Association, as trustee	(6)
4.7	Form of 6.625% Notes due 2046 (included in Exhibit 4.6)	(6)
4.8	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	(7)
10.1*	2019 Omnibus Incentive Plan as of December 10, 2019	(8)
10.2*	Form of Share Option Agreement under 2019 Omnibus Incentive Plan	(7)
10.3*	Form of Restricted Share under 2019 Omnibus Incentive Plan	(7)
10.4*	Form of Employment Agreement by and between Maiden and Patrick J. Haveron and Lawrence F. Metz, dated as of November 1, 2011	(9)
10.5	Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of July 3, 2007	(3)
10.6	Amendment No. 1 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of September 17, 2007	(3)
10.7	Amendment No. 2 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of January 30, 2019	(10)
10.8	Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. and dated as of June 1, 2008	(11)
10.9	Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of November 16, 2007	(12)
10.10	Amendment No. 1 to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of February 15, 2008	(12)
10.11	Amendment No. 2 to the Loan Agreement by and between Maiden Reinsurance Ltd. and AmTrust Financial Services, Inc., dated as of December 18, 2017	(13)
10.12	2019 Amendment to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd., dated as of January 30, 2019.	(10)
10.13	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Reinsurance Ltd. dated as of January 1, 2018	(13)
10.14	Novation Agreement between AII Insurance Management Limited, AmTrust Financial Services, Inc and Maiden Reinsurance Ltd. dated as of September 9, 2020	(13)
10.15	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Life Forsakrings, AB dated as of January 1, 2018	(13)
10.16	Novation Agreement between AII Insurance Management Limited, AmTrust Financial Services, Inc. and Maiden Life Forsakrings, AB dated as of September 9, 2020	(13)

10.17	Asset Management Agreement by and between AII Insurance Management Limited and Maiden General Forsakrings, AB dated as of January 1, 2018	(13)
10.18	Novation Agreement between AII Insurance Management Limited, AmTrust Financial Services, Inc. and Maiden General Forsakrings, AB dated as of September 9, 2020	(13)
10.19	Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of July 26, 2011	(14)
10.20	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of March 7, 2013	(15)
10.21	Endorsement No. 3 to the Amended and Restated Quota Share Agreement between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. dated as of September 30, 2015	(16)
10.22	Endorsement No 4. to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated as of August 8, 2018	(17)
10.23	Endorsement No. 5 to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated as of November 6, 2018.	(18)
10.24	Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of April 1, 2011	(14)
10.25	Endorsement No. 1 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 26, 2011	(14)
10.26	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of August 7, 2012	(19)
10.27	Endorsement No. 3 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated as of March 1, 2015	(20)
10.28	Endorsement No. 4 to the Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 1, 2016	(21)
10.29	Form of Indemnification Agreement between Maiden Holdings, Ltd. and its officers and directors	(22)
10.30	Partial Termination Endorsement to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated January 1, 2019	(23)
10.31	Termination Endorsement to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated January 30, 2019	(10)
10.32	Termination Endorsement to the Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC dated January 30, 2019	(10)
10.33	Master Agreement by and among Maiden Holdings, Ltd., Maiden Reinsurance Ltd. and Enstar Group Limited dated as of March 1, 2019	(24)
10.34	Adverse Development Cover Agreement by and between Maiden Reinsurance Ltd. and Cavello Bay Reinsurance Limited, dated July 31, 2019	(25)
10.35	Commutation Agreement and Release between Maiden Reinsurance Ltd. and AmTrust International Insurance, dated July 31, 2019	(25)
10.36	Master Collateral Agreement between Maiden Reinsurance Ltd., Cavello Bay Reinsurance Limited, AmTrust Financial Services, Inc., AmTrust International Insurance, Ltd. and Technology Insurance Company, Inc., dated July 31, 2019	(25)

10.37	Post-Termination Endorsement No. 1 between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. to the Amended and Restated Quota Share Reinsurance Agreement, dated July 31, 2019	(25)
10.38	Post-Termination Endorsement No. 1 between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC to the Quota Share Reinsurance Contract, dated January 13, 2020	(8)
10.39	Post-Termination Endorsement No. 2 between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd to the Amended and Restated Quota Share Reinsurance Agreement, dated January 13, 2020	(8)
10.40	Post-Termination Endorsement No. 2 between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC to the Quota Share Reinsurance Contract, dated May 12, 2020	(13)
10.41	Commutation Agreement and Release by and between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd., dated May 20, 2020	(13)
14.1	Code of Business Conduct and Ethics	(13)
21.1	Subsidiaries of the registrant	†
22.1	List of subsidiary issuers of parent guaranteed securities	†
23.1	Consent of Ernst & Young LLP	†
31.1	Section 302 Certification of CEO	†
31.2	Section 302 Certification of CFO	†
32.1	Section 906 Certification of CEO	†
32.2	Section 906 Certification of CFO	†
101.1
The following financial information from Maiden Holdings, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensive Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2022 and 2021; (ii) the Consolidated Statements of Income for the years ended December 31, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements.
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
6.Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2016 (File No. 001-34042).
7.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 18, 2020 (File No. 001-34042).
8.Incorporated by reference to the filing of such exhibit with the registrant's Proxy Statement on Schedule 14A filed with the SEC on November 8, 2019.
9.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 13, 2012 (File No. 001-34042).
10.Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2019 (File No. 001-34042).
11.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 31, 2009 (File No. 001-34042).
12.Incorporated by reference to the filing of such exhibit with Amendment No. 2 to the registrant's Registration Statement on S-1 filed with the SEC on March 28, 2008 (File No. 333-146137).

13.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 15, 2021 (File No. 001-34042).
14.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the SEC on August 8, 2011 (No. 001-34042).
15.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 11, 2013 (File No. 001-34042).
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
21.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2016 filed with the SEC on November 8, 2016 (File No. 001-34042).
22.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 14, 2022 (File No. 001-34042).
23.Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2019 (File No. 001-34042).
24.Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2019 (File No. 001-34042).
25.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed with the SEC on August 9, 2019 (File No. 001-34042).
† Filed herewith. * Management contract or compensatory plan or arrangement

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Maiden Holdings, Ltd.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Maiden Holdings, Ltd. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2023 expressed an unqualified opinion thereon.

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
At December 31, 2022, the Company’s reserve for loss and loss adjustment expenses was $1,131 million of which a significant portion is incurred but not reported reserves. As explained in Notes 2 and 9 of the consolidated financial statements, the reserve for loss and loss adjustment expenses represents management’s estimate of the ultimate costs of all reported and unreported losses incurred. There is significant uncertainty inherent in determining management’s estimate of the ultimate cost of all claims that have occurred which is used to determine the incurred but not reported reserves. In particular, the estimate is sensitive to the selection and weighting of actuarial methodologies used to project the ultimate costs and the selection of assumptions such as payment and reporting patterns used to determine loss development factors and expected loss ratios.

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

New York, NY
March 15, 2023

MAIDEN HOLDINGS, LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2022 and 2021
(In thousands of U.S. dollars, except share and per share data)

	2022	2021
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2022 - $330,439; 2021 - $595,344)	$314,527	$597,145
Equity securities, at fair value (cost 2022 - $40,509; 2021 - $23,228))	43,621	24,003
Equity method investments	80,159	83,742
Other investments	148,753	117,722
Total investments	587,060	822,612
Cash and cash equivalents	30,986	26,668
Restricted cash and cash equivalents	15,638	39,419
Accrued investment income	4,122	5,695
Reinsurance balances receivable, net (includes $8,395 and $17,471 from related parties in 2022 and 2021, respectively)	10,707	19,507
Reinsurance recoverable on unpaid losses	556,116	562,845
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $23,632 and $34,170 from related parties in 2022 and 2021, respectively)	24,976	36,703
Funds withheld receivable (includes $416,835 and $601,460 from related parties in 2022 and 2021, respectively)	441,412	636,412
Other assets	7,874	4,774
Total assets	$1,846,866	$2,322,610
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $988,684 and $1,338,269 from related parties in 2022 and 2021, respectively)	$1,131,408	$1,489,373
Unearned premiums (includes $63,443 and $91,730 from related parties in 2022 and 2021, respectively)	67,081	100,131
Deferred gain on retroactive reinsurance	47,708	48,960
Accrued expenses and other liabilities (includes $33,278 and $29,408 from related parties in 2022 and 2021, respectively)	60,518	44,542
Senior notes - principal amount	262,500	262,500
Less: unamortized issuance costs	6,928	7,153
Senior notes, net	255,572	255,347
Total liabilities	1,562,287	1,938,353
Commitments and Contingencies
EQUITY
Preference shares	—	159,210
Common shares ($0.01 par value; 149,224,080 and 92,316,107 shares issued in 2022 and 2021, respectively; 101,532,151 and 86,467,242 shares outstanding in 2022 and 2021, respectively)	1,492	923
Additional paid-in capital	884,259	768,650
Accumulated other comprehensive loss	(41,234)	(12,215)
Accumulated deficit	(442,863)	(498,295)
Treasury shares, at cost (47,691,929 and 5,848,865 shares in 2022 and 2021, respectively)	(117,075)	(34,016)
Total Maiden shareholders’ equity	284,579	384,257
Total liabilities and equity	$1,846,866	$2,322,610
See accompanying notes to Consolidated Financial Statements

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

For the Year Ended December 31,	2022	2021
Revenues
Gross premiums written	$5,479	$10,938
Net premiums written	$5,082	$10,403
Change in unearned premiums	32,650	42,590
Net premiums earned	37,732	52,993
Other insurance (expense) revenue, net	(4,530)	1,067
Net investment income	30,070	32,013
Net realized and unrealized investment (losses) gains	(5,140)	12,648
Total revenues	58,132	98,721
Expenses
Net loss and loss adjustment expenses	57,991	7,307
Commission and other acquisition expenses	18,511	24,840
General and administrative expenses	30,947	36,020
Interest and amortization expenses	19,331	19,327
Foreign exchange and other gains, net	(8,255)	(7,685)
Total expenses	118,525	79,809
(Loss) income before income taxes and interest in (loss) income of equity method investments	(60,393)	18,912
Income tax (benefit) expense	(557)	15
Interest in (loss) income in equity method investments	(205)	7,748
Net (loss) income	(60,041)	26,645
Gain from repurchase and exchange of preference shares	115,473	90,998
Net income available to Maiden common shareholders	$55,432	$117,643

Basic and diluted earnings per share available to common shareholders	$0.63	$1.35
Weighted average number of common shares - basic	87,112,711	86,068,278
Adjusted weighted average number of common shares and assumed conversions - diluted	87,113,974	86,072,667
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

For the Year Ended December 31,	2022	2021
Net (loss) income	$(60,041)	$26,645
Other comprehensive loss
Net unrealized holdings losses on fixed maturity investments arising during the year	(10,906)	(28,900)
Net unrealized holdings gains (losses) on equity method investments arising during the year	4,414	(4,414)
Adjustment for reclassification of net realized gains recognized in net (loss) income	(6,807)	(18,787)
Foreign currency translation adjustment	(16,044)	15,978
Other comprehensive loss, before tax	(29,343)	(36,123)
Income tax benefit related to components of other comprehensive loss	324	51
Other comprehensive loss, after tax	(29,019)	(36,072)
Comprehensive loss	$(89,060)	$(9,427)
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars)

For the Year Ended December 31,	2022	2021
Preference shares – Series A, C and D
Beginning balance	$159,210	$394,310
Repurchase and exchange of Preference Shares – Series A	(48,392)	(87,977)
Repurchase and exchange of Preference Shares – Series C	(59,245)	(75,669)
Repurchase and exchange of Preference Shares – Series D	(51,573)	(71,454)
Ending balance	—	159,210
Common shares
Beginning balance	923	898
Shares issued on exchange of Preference Shares – Series A, C and D	558	—
Issuance of common shares from vesting of stock based compensation	11	25
Ending balance	1,492	923
Additional paid-in capital
Beginning balance	768,650	756,122
Issuance of common shares from vesting of share-based compensation	(11)	(25)
Share-based compensation expense	2,740	4,771
Repurchase and exchange of preference shares	5,319	7,847
Cash settlement of restricted shares granted	10	(65)
Issuance of common shares due to exchange of preference shares	107,551	—
Ending balance	884,259	768,650
Accumulated other comprehensive (loss) income
Beginning balance	(12,215)	23,857
Change in net unrealized losses on investment	(12,975)	(52,050)
Foreign currency translation adjustment	(16,044)	15,978
Ending balance	(41,234)	(12,215)
Accumulated deficit
Beginning balance	(498,295)	(615,837)
Cash settlement of restricted shares granted	—	(101)
Net (loss) income	(60,041)	26,645
Gain on repurchase and exchange of preference shares	115,473	90,998
Ending balance	(442,863)	(498,295)
Treasury shares
Beginning balance	(34,016)	(31,534)
Shares held by Maiden Reinsurance Ltd.	(82,050)	—
Shares repurchased for tax purposes	(1,009)	(2,482)
Ending balance	(117,075)	(34,016)
Total equity	$284,579	$384,257
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

For the Year Ended December 31,	2022	2021
Cash flows from operating activities:
Net (loss) income	$(60,041)	$26,645
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation, amortization and share-based compensation	(112)	8,224
Interest in loss (income) of equity method investments	205	(7,748)
Net realized and unrealized losses (gains) on investment	5,140	(12,648)
Foreign exchange and other gains, net	(8,255)	(7,685)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	8,530	(11,577)
Reinsurance recoverable on unpaid losses	10,822	594
Accrued investment income	1,245	5,390
Deferred commission and other acquisition expenses	11,601	15,013
Funds withheld receivable	3,926	15,749
Other assets	(1,915)	(1,834)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(154,974)	(377,706)
Unearned premiums	(32,655)	(43,416)
Deferred gain on retroactive reinsurance	2,335	3,100
Accrued expenses and other liabilities	18,220	(6,531)
Net cash used in operating activities	(195,928)	(394,430)
Cash flows from investing activities:
Purchases of fixed maturities	(79,027)	(247,553)
Purchases of other investments	(39,928)	(55,165)
Purchases of equity method investments	(55,629)	(44,050)
Purchases of equity securities	(17,281)	(20,523)
Proceeds from sales of fixed maturities	213,944	477,920
Proceeds from maturities, paydowns and calls of fixed maturities	98,462	344,989
Proceeds from sale and redemption of other investments	4,403	832
Proceeds from sale and redemption of equity method investments	61,209	6,777
Proceeds from sale and redemption of equity securities	—	441
Net proceeds from acquisition of a subsidiary	2,725	421
Others, net	(88)	(25)
Net cash provided by investing activities	188,790	464,064
Cash flows from financing activities:
Repurchase of preference shares	(9,984)	(136,255)
Cash settlement of restricted shares granted and options exercised	10	(166)
Repurchase of common shares	(1,009)	(2,482)
Net cash used in financing activities	(10,983)	(138,903)
Effect of exchange rate changes on foreign currency cash	(1,342)	(470)
Net decrease in cash, cash equivalents and restricted cash	(19,463)	(69,739)
Cash, cash equivalents and restricted cash - beginning of year	66,087	135,826
Cash, cash equivalents and restricted cash - end of year	$46,624	$66,087

Reconciliation of cash and restricted cash reported within Consolidated Balance Sheets:
Cash and cash equivalents, end of year	$30,986	$26,668
Restricted cash and cash equivalents, end of year	15,638	39,419
Total cash and cash equivalents and restricted cash and equivalents, end of year	$46,624	$66,087

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$19,106	$19,106
Cash paid for income taxes	1,149	109
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

1. Organization
Maiden Holdings, Ltd. (sometimes referred to as "Maiden Holdings" or "Parent Company") is a Bermuda-based holding company. Together with its subsidiaries (collectively referred to as the "Company", "we" or "Maiden"), Maiden creates shareholder value by actively managing and allocating our assets and capital, including through ownership and management of businesses and assets primarily in the insurance and related financial services industries where we can leverage our deep knowledge of those markets. We are currently underwriting reinsurance risks on a retroactive basis through our indirect wholly owned subsidiary Genesis Legacy Solutions ("GLS") which provides a full range of legacy services to small insurance companies, particularly those in run-off or with blocks of reserves that are no longer core to those companies operations. GLS works with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives. We expect this legacy solutions business to contribute to our active asset and capital management strategies. The Company does not presently underwrite prospective reinsurance risks.
Short-term income protection business is written on a primary basis by our wholly owned subsidiaries Maiden Life Försäkrings AB ("Maiden LF") and Maiden General Försäkrings AB ("Maiden GF") in the Scandinavian and Northern European markets. Insurance support services are provided to Maiden LF and Maiden GF by our wholly owned subsidiary services company, Maiden Global Holdings Ltd. (“Maiden Global”), which is also a licensed intermediary in the United Kingdom. Maiden Global had previously operated internationally by providing branded auto and credit life insurance products through insurer partners, particularly those in the European Union ("EU") and other global markets ("IIS business"). These products also produced reinsurance programs which were underwritten by our wholly owned subsidiary Maiden Reinsurance Ltd. (“Maiden Reinsurance”).
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
Genesis Legacy Solutions
Effective October 1, 2021, GLS completed its first loss portfolio transfer transaction which included an adverse development cover. GLS continues to write additional retroactive reinsurance transactions and in 2022 has acquired insurance companies for run-off purposes, both consistent with its business plan. As of December 31, 2022, GLS related companies and its subsidiaries have insurance liabilities that it assumed through retroactive reinsurance contracts of $45,089 which included total reserves of $28,230, an underwriting-related derivative liability of $14,559, and deferred gains on retroactive reinsurance of $2,300. In addition to producing returns that exceed the target cost of capital, on a longer-term basis we expect business produced through GLS to further enhance our ability to pursue the asset and capital management pillars of our business strategy.
Exchange of Preference Shares
On December 27, 2022 (the "Exchange Date"), the Company exchanged all of its outstanding 8.250% Non-Cumulative Preference Shares, Series A (the “Series A Preference Shares”), 7.125% Non-Cumulative Preference Shares, Series C (the “Series C Preference Shares”) and 6.700% Non-Cumulative Preference Shares, Series D (the “Series D Preference Shares” and, together with the Series A Preference Shares and the Series C Preference Shares, the “Preference Shares”) for its common shares, $0.01 par value per share (the "Exchange"). To effectuate the Exchange under the terms of each series of the Preference Shares, the affirmative vote of holders of two-thirds of the issued shares of each series of Preference Shares was required. Maiden Reinsurance, which owned approximately 74% of each series of Preference Shares immediately preceding the Exchange Date, consented to the variation in order to effectuate the Exchange. The Exchange was approved by a special committee of the Board of the Company consisting of disinterested directors and, upon advice of the special committee's financial advisor, approved a conversion ratio of three common shares per preference share for record holders of the Preference Shares. Under the terms of the Exchange, preference shareholders received common shares of the Company having a fair value that meets the “Minimum Price” as determined in accordance with the rules of the Nasdaq and as described in an information statement that the Company filed with the Securities and Exchange Commission (the “SEC”) and distributed to preference shareholders. As a result of the Exchange, the Preference Shares were delisted and no longer trade on the New York Stock Exchange, and there are no remaining issued and outstanding Preference Shares as at December 31, 2022. All rights of the former holders related to ownership of the Preference Shares terminated upon completion of the Exchange.
As of December 27, 2022, Maiden Reinsurance owns 29% of the Company's total outstanding common shares as described above, which is eliminated for accounting and financial reporting purposes on the Company’s consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its common shares, will be capped at 9.5% pursuant to the bye-laws of the Company. The Exchange and the ownership of the common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy which was approved by the Vermont Department of Financial Regulation ("Vermont DFR"). The Vermont DFR additionally specifically approved the ownership of the Company's common shares by Maiden Reinsurance related to the Exchange.
The Company recorded a gain of approximately $87,240 as a result of the Exchange. Please see "Note 6 — Shareholders' Equity" for further discussion.

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
Short-term investments - These investments are comprised of securities due to mature within one year of the date of purchase. The Company held no short-term investments as at December 31, 2022 and 2021.
Equity securities - Equity securities include publicly traded common and preferred stocks, and privately held common and preferred stocks. The fair value of publicly traded common and preferred stocks is primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. These investments are carried at fair value using a combination of observable and unobservable inputs including but not limited to market pricing data and quarterly financial statements. Any unrealized gains or losses on the investment, including the portion attributable to changes in foreign exchange rates, are recorded in net income in the reporting period in which it occurs. The privately held common and preferred stocks are valued using significant inputs that are unobservable where there is little or no market activity. Unadjusted third party pricing sources or management's assumptions and internal valuation models may be used to determine their fair values.
Other investments — The Company accounts for its other investments at fair value in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 944-325, "Financial Services - Insurance - Investments - Other" ("ASC 944-325"). Other investments are comprised of the following types of investments:
•Privately held investments: These are direct equity investments in common and preferred stock of privately held entities. The fair values are estimated using guideline public company data to determine a price-to-book ratio trading multiple which was applied to book values shown on the quarterly financial statements as well as recent private market transactions. These investments are also comprised of investments in insurtech and other insurance focused companies. The fair value of start-up insurance entities are determined using recent private market transactions where applicable. Any changes in fair value are reported in net realized and unrealized gains (losses) and recognized in net earnings.
•Private credit funds: These are privately held equity investments in limited partnerships or common stock of entities that lend money valued using the most recently available or quarterly net asset value ("NAV") statements as provided by the external fund manager or third-party administrator. Any changes in fair value are reported in realized gains (losses) and recognized in net earnings.
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
Equity Method Investments — Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as equity method investments and accounted for using the equity method of accounting. In applying the equity method of accounting, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the investee's net income or loss, net of any contributions and distributions received.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
Adjustments are based on the most recent available financial information from the investee. Changes in the carrying value of these investments are recorded in net income (loss) as the interest in income (loss) of equity method investments. The Company records its share of the investee’s other comprehensive income ("OCI") activity based on its proportionate share of the investee's common stock or capital, and books any OCI activity directly to the equity method investments account, with the offset recorded to the Company's AOCI.
Purchases and sales of investments are recorded on a trade date basis. Realized gains or losses on investment sales are determined based on the first in first out cost method. Net investment income is recognized when earned and includes accrued interest and dividend income together with amortization of market premiums and discounts using the constant yield method, net of investment management fees. For U.S. government agency mortgage-backed securities ("Agency MBS") and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any changes required due to movements in effective yields and maturities are recognized on a prospective basis through yield adjustments.
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
As the Company's fixed maturity investment portfolio is one of the largest component of its consolidated assets, any OTTI on fixed maturity securities could be material to the Company's financial condition and results particularly during periods of dislocation in the financial markets.
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
•Level 2 — Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severity, etc.) or can be corroborated by observable market data. Examples of assets and liabilities utilizing Level 2 inputs include: U.S. government-sponsored agency securities; non-U.S. government and supranational obligations; commercial mortgage-backed securities ("CMBS"); collateralized loan obligations ("CLO"); corporate and municipal bonds; and
•Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our own assumptions about assumptions that market participants would use, developed on the basis of the best information available in the particular circumstances. Examples of assets and liabilities utilizing Level 3 inputs include: an investment in preference shares of a start-up insurance producer.
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
Assumed and ceded reinsurance contracts that lack a significant transfer of risk are treated as deposits. No deposit contracts are held as at December 31, 2022 and 2021.
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
Retroactive Reinsurance - Retroactive reinsurance agreements are those in which a reinsurer agrees to reimburse the ceding company for liabilities incurred as a result of past insurable loss events. We do not record any income or expense on recognition of the reinsurance contract's assets and liabilities at inception, except for any gains realized as a result of bargain purchase acquisitions which are recorded as part of foreign exchange and other gains (losses) immediately in income. Any subsequent remeasurement of the value of liabilities is recorded to net loss and LAE within the Consolidated Statements of Income.
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
Deferred charge assets will be recorded in other assets (if and when applicable), and deferred gain liabilities are shown separately in the Consolidated Balance Sheets, and amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in income as a component of net loss and LAE. The amortization of deferred charge assets and deferred gain liabilities is adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss and LAE payments. Changes in the estimated amount and timing of payments of unpaid losses may have an effect on the unamortized deferred charge assets and deferred gain liabilities and the amount of periodic amortization.
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
Derivative Instruments — The Company has certain reinsurance contracts that are accounted for as derivatives. These reinsurance contracts provide indemnification to an insured or cedant as a result of a change in a variable as opposed to an identifiable insurable event. The Company considers these contracts to be part of its underwriting operations. The derivatives are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of the underwriting-related derivatives are determined using internally developed discounted cash flow models using appropriate discount rates. The selection of an appropriate discount rate is judgmental and is the most significant unobservable input used in the valuation of these derivatives. A significant increase (decrease) in this input in isolation could result in a significantly lower (higher) fair value measurement for the derivative contract. The fair value changes in underwriting-related derivative instruments is included within other insurance (expense) revenue. The underwriting-related derivative liability is presented as part of accrued expenses and other liabilities in the Consolidated Balance Sheets and adjusted as a non-cash item in net cash flows from operating activities in the Consolidated Statement of Cash Flows.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made. U.S. GAAP allows for the recognition of tax benefits of uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties would be included as income tax expense. The Company has not recorded or accrued any interest or penalties during the years ended December 31, 2022 and 2021.
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
Net income available to Maiden common shareholders per common share – basic and diluted is also adjusted for any gain or loss from the redemption or extinguishment of the Company's preference shares. The gain on the repurchase and exchange of preference shares had an impact of $1.33 per common share for the year ended December 31, 2022.
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
Treasury shares also include common shares owned by Maiden Reinsurance due to the Exchange which are eliminated for accounting and financial reporting purposes in the Company’s consolidated financial statements. The common shares held by Maiden Reinsurance are presented as treasury shares on the Consolidated Balance Sheet at December 31, 2022. Since treasury shares are not considered outstanding for share count purposes, the common shares held by Maiden Reinsurance are excluded from the average number of common shares outstanding for basic and diluted earnings per share.
Common share issuance costs incurred directly as a result of the Exchange have been deferred and offset against additional paid-in capital of the new common shares issued to non-affiliates.
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
Assets and liabilities of foreign subsidiaries and divisions, whose functional currency is not the U.S. dollar, are translated at year-end exchange rates. Revenues and expenses of these entities are translated at average exchange rates during the year. The effects of the foreign currency translation adjustment for foreign entities are included in AOCI. The amount of the cumulative translation adjustment at December 31, 2022 was $(25,566) (2021 - $(9,522)).

Recently Adopted Accounting Standards Updates
No new accounting standards have been recently adopted for the year ended December 31, 2022.
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
The guidance is effective for public business entities, excluding entities eligible to be smaller reporting companies ("SRCs") as defined by the SEC, for annual periods beginning after December 15, 2019, and interim periods therein. The guidance is effective for all other entities, including public entities eligible to be SRCs, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As of December 31, 2022, the Company qualified for SRC status, as determined on the last business day of its most recent second quarter, and thus remains eligible to follow the reporting deadlines and effective dates applicable to SRCs. Therefore, Topic 326 will be adopted by the Company on January 1, 2023.
The Company has evaluated the impact of this guidance on its results of operations, financial condition and liquidity and has determined that a $5,586 allowance for expected credit losses will be necessary on the reinsurance recoverable on unpaid losses and other investments held at the time of adoption on January 1, 2023.
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
In June 2022, FASB issued Accounting Standards Update ("ASU") 2022-03 "Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions" an amendment of Fair Value Measurement (Topic 820). The amendments in this ASU require the Company to provide disclosures for equity securities subject to contractual sale restrictions under 820-10-50-6B including the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; the nature and remaining duration of the restrictions; and any circumstances that could cause a lapse in the restrictions. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years.
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
The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net income:

For the Year Ended December 31, 2022	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$24,017	$(18,538)	$5,479
Net premiums written	$23,620	$(18,538)	$5,082
Net premiums earned	$27,983	$9,749	$37,732
Other insurance expense	(4,530)	—	(4,530)
Net loss and LAE	(12,483)	(45,508)	(57,991)
Commission and other acquisition expenses	(14,164)	(4,347)	(18,511)
General and administrative expenses	(8,857)	(2,777)	(11,634)
Underwriting loss	$(12,051)	$(42,883)	(54,934)
Reconciliation to net loss
Net investment income and net realized and unrealized losses on investment			24,930
Interest and amortization expenses			(19,331)
Foreign exchange and other gains, net			8,255
Other general and administrative expenses			(19,313)
Income tax expense			557
Interest in loss from equity method investments			(205)
Net loss			$(60,041)

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

The following tables summarize the financial position of our reportable segments including the reconciliation to the Company's consolidated total assets at December 31, 2022 and 2021:

December 31, 2022	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$2,213	$8,395	$10,608
Reinsurance recoverable on unpaid losses	5,596	490,408	496,004
Deferred commission and other acquisition expenses	1,344	23,632	24,976
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	61,223	235,607	296,830
Funds withheld receivable	24,577	416,835	441,412
Other assets	2,337	—	2,337
Total assets - reportable segments	97,290	1,342,852	1,440,142
Corporate assets	—	—	406,724
Total Assets	$97,290	$1,342,852	$1,846,866

December 31, 2021	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$1,927	$17,471	$19,398
Reinsurance recoverable on unpaid losses	2,979	490,860	493,839
Deferred commission and other acquisition expenses	2,533	34,170	36,703
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	83,143	499,004	582,147
Funds withheld receivable	34,952	601,460	636,412
Other assets	582	—	582
Total assets - reportable segments	126,116	1,810,940	1,937,056
Corporate assets	—	—	385,554
Total Assets	$126,116	$1,810,940	$2,322,610
The following table shows an analysis of gross and net premiums written and net premiums earned by geographic location for the years ended December 31, 2022 and 2021. In the case of reinsurance business assumed from AmTrust, the table refers to the location of the relevant AmTrust subsidiaries.

For the Year Ended December 31,	2022	2021
Gross premiums written – North America	$(14,600)	$(7,649)
Gross premiums written – Other (predominantly Europe)	20,079	18,587
Gross premiums written – Total	$5,479	$10,938
Net premiums written – North America	$(14,396)	$(7,320)
Net premiums written – Other (predominantly Europe)	19,478	17,723
Net premiums written – Total	$5,082	$10,403
Net premiums earned – North America	$(14,383)	$(6,948)
Net premiums earned – Other (predominantly Europe)	52,115	59,941
Net premiums earned – Total	$37,732	$52,993

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following table sets forth financial information relating to net premiums written by major line of business and reportable segment for the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022	2021
Diversified Reinsurance
International	$23,620	$16,098
Total Diversified Reinsurance	23,620	16,098
AmTrust Reinsurance
Small Commercial Business	(15,143)	(6,445)
Specialty Program	747	(876)
Specialty Risk and Extended Warranty	(4,142)	1,626
Total AmTrust Reinsurance	(18,538)	(5,695)
Total Net Premiums Written	$5,082	$10,403
The following table sets forth financial information relating to net premiums earned by major line of business and reportable segment for the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022		2021
	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$27,983	74.2%	$27,681	52.2%
Total Diversified Reinsurance	27,983	74.2%	27,681	52.2%
AmTrust Reinsurance
Small Commercial Business	(15,131)	(40.1)%	(6,095)	(11.5)%
Specialty Program	748	2.0%	(853)	(1.6)%
Specialty Risk and Extended Warranty	24,132	63.9%	32,260	60.9%
Total AmTrust Reinsurance	9,749	25.8%	25,312	47.8%
Total Net Premiums Earned	$37,732	100.0%	$52,993	100.0%

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
a) Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of fixed maturities at December 31, 2022 and 2021 are as follows:

December 31, 2022	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$55,647	$1	$(116)	$55,532
U.S. agency bonds – mortgage-backed	38,767	—	(4,402)	34,365
Collateralized mortgage-backed securities	7,199	—	(432)	6,767
Non-U.S. government bonds	12,643	—	(825)	11,818
Collateralized loan obligations	119,120	—	(5,028)	114,092
Corporate bonds	97,063	—	(5,110)	91,953
Total fixed maturity investments	$330,439	$1	$(15,913)	$314,527

December 31, 2021	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$59,989	$—	$(110)	$59,879
U.S. agency bonds – mortgage-backed	96,554	2,429	(193)	98,790
Collateralized mortgage-backed securities	14,972	565	—	15,537
Non-U.S. government bonds	3,163	113	—	3,276
Collateralized loan obligations	183,974	140	(5,093)	179,021
Corporate bonds	236,692	10,094	(6,144)	240,642
Total fixed maturity investments	$595,344	$13,341	$(11,540)	$597,145
The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Fixed maturities
December 31, 2022	Amortized cost	Fair value
Maturity
Due in one year or less	$72,870	$72,571
Due after one year through five years	76,439	72,883
Due after five years through ten years	16,044	13,849
	165,353	159,303
U.S. agency bonds – mortgage-backed	38,767	34,365
Collateralized mortgage-backed securities	7,199	6,767
Collateralized loan obligations	119,120	114,092
Total fixed maturities	$330,439	$314,527

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
December 31, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bonds	$53,094	$(114)	$148	$(2)	$53,242	$(116)
U.S. agency bonds – mortgage-backed	31,394	(3,697)	2,971	(705)	34,365	(4,402)
Collateralized mortgage-backed securities	6,768	(432)	—	—	6,768	(432)
Non-U.S. government bonds	11,818	(825)	—	—	11,818	(825)
Collateralized loan obligations	17,959	(1,032)	96,133	(3,996)	114,092	(5,028)
Corporate bonds	87,212	(4,325)	4,740	(785)	91,952	(5,110)
Total temporarily impaired fixed maturity securities	$208,245	$(10,425)	$103,992	$(5,488)	$312,237	$(15,913)
At December 31, 2022, there were 88 securities in an unrealized loss position with a fair value of $312,237 and unrealized losses of $15,913. Of these securities in an unrealized loss position, there were 26 securities in our portfolio that have been in an unrealized loss position for twelve months or greater with a fair value of $103,992 and unrealized losses of $5,488.

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
OTTI
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At December 31, 2022, we determined that unrealized losses on fixed maturities were primarily due to changes in interest rates since their date of purchase. All fixed maturity securities continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed maturity securities that the Company does not intend to sell or is not more likely than not that the Company will be required to sell before its anticipated recovery of their amortized cost basis is recognized in net income, with the non-credit related impairment recognized in comprehensive income.
Based on the Company's analysis, our fixed maturity portfolio is of high credit quality and we believe the amortized cost basis of the securities will ultimately be recovered. The Company continually monitors the credit quality of the fixed maturity investments to assess if it is probable that it will receive the contractual or estimated cash flows in the form of principal and interest. For the years ended December 31, 2022 and 2021, there was no impairment recognized on the Company's portfolio of fixed maturity securities.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

The following tables summarize the credit ratings of our fixed maturity securities as at December 31, 2022 and 2021:

December 31, 2022	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$55,647	$55,532	17.7%
U.S. agency bonds	38,767	34,365	10.9%
AAA	112,775	108,136	34.4%
AA+, AA, AA-	23,974	22,640	7.2%
A+, A, A-	38,549	35,996	11.4%
BBB+, BBB, BBB-	55,374	53,094	16.9%
BB+ or lower	5,353	4,764	1.5%
Total fixed maturities(1)	$330,439	$314,527	100.0%

December 31, 2021	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$59,989	$59,879	10.0%
U.S. agency bonds	96,554	98,790	16.6%
AAA	161,179	156,706	26.2%
AA+, AA, AA-	38,999	39,140	6.6%
A+, A, A-	99,748	99,962	16.7%
BBB+, BBB, BBB-	126,770	129,618	21.7%
BB+ or lower	12,105	13,050	2.2%
Total fixed maturities(1)	$595,344	$597,145	100.0%
(1)    Based on Standard & Poor’s ("S&P"), or equivalent, ratings

b) Other Investments, Equity Securities and Equity Method Investments
Certain of the Company's other investments and equity method investments are subject to restrictions on redemptions and sales that are determined by the governing documents, which could limit our ability to liquidate those investments. These restrictions may include lock-ups, redemption gates, restricted share classes, restrictions on the frequency of redemption and notice periods. A gate is the ability to deny or delay a redemption request. Certain other investments and equity method investments may not have any restrictions governing their sale, but there is no active market and no assurance that we will be able to execute a sale in a timely manner. In addition, even if certain other investments and equity method investments are not eligible for redemption or sales are restricted, the Company may still receive income distributions from those investments.
Other investments
The table below shows the composition of the Company's other investments as at December 31, 2022 and 2021:

December 31,	2022		2021
	Carrying Value	% of Total	Carrying Value	% of Total
Privately held equity investments	$34,014	22.9%	$30,500	25.9%
Private credit funds	24,374	16.4%	20,922	17.8%
Private equity funds	34,278	23.0%	23,324	19.8%
Total other investments at fair value	92,666	62.3%	74,746	63.5%
Investments in direct lending entities (at cost)	56,087	37.7%	42,976	36.5%
Total other investments	$148,753	100.0%	$117,722	100.0%
The Company's investments in direct lending entities of $56,087 at December 31, 2022 (2021 - $42,976) are carried at cost less impairment, if any, with any indication of impairment recognized in net income when determined. No impairment was recognized for the year ended December 31, 2022 and 2021. Please see "Note 5(d) - Fair Value Measurements" for additional information regarding this investment.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Equity Securities
Equity securities include publicly traded equity investments in common stocks and privately held equity investments in common and preferred stocks. The Company's publicly traded equity investments in common stocks trade on major exchanges. The Company's privately held equity investments in common and preferred stocks are direct investments in companies that the Company believes offer attractive risk adjusted returns or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. There is no active market for these investments. The following table provides the cost and fair values of the equity securities held at December 31, 2022 and 2021:

December 31,	2022		2021
	Cost	Fair Value	Cost	Fair Value
Publicly traded equity investments in common stocks	$559	$386	$559	$1,174
Privately held common stocks	32,775	32,290	21,869	22,029
Privately held preferred stocks	7,175	10,945	800	800
Total equity securities	$40,509	$43,621	$23,228	$24,003
Equity Method Investments
The equity method investments include real estate investments, hedge fund investments and other investments. The table below shows the carrying value of the Company's equity method investments as of December 31, 2022 and 2021:

December 31,	2022		2021
	Carrying Value	% of Total	Carrying Value	% of Total
Real estate investments	$40,944	51.1%	$44,050	52.6%
Hedge fund investments	5,376	6.7%	32,929	39.3%
Other investments	33,839	42.2%	6,763	8.1%
Total equity method investments	$80,159	100.0%	$83,742	100.0%
The equity method investments above include limited partnerships which are variable interests issued by variable interest entities ("VIEs"). The Company does not have the power to direct the activities that are most significant to the economic performance of these VIEs, therefore, the Company is not the primary beneficiary of these VIEs. The Company is deemed to have limited influence over the operating and financial policies of the investee and accordingly, these investments are reported under the equity method of accounting. In applying the equity method of accounting, the investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the investee's net income or loss. Generally, the maximum exposure to loss on these interests is limited to the amount of commitment made by the Company as more fully described in "Note 11 - Commitments, Contingencies and Guarantees" in these consolidated financial statements.
c) Net Investment Income
Net investment income was derived from the following sources for the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022	2021
Fixed maturities	$9,736	$19,146
Income on funds withheld	11,117	10,623
Interest income from loan to related party	6,202	3,492
Cash and cash equivalents and other investments	3,415	1,100
	30,470	34,361
Investment expenses	(400)	(2,348)
Net investment income	$30,070	$32,013

d) Net Realized and Unrealized Investment Gains (Losses)
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized and unrealized investment gains (losses) included in the Consolidated Statements of Income for the years ended December 31, 2022 and 2021:

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

For the Year Ended December 31, 2022	Gross gains	Gross losses	Net
Fixed maturities	$1,829	$(4,812)	$(2,983)
Equity securities	3,770	(1,434)	2,336
Other investments	1,543	(6,036)	(4,493)
Net realized and unrealized investment gains (losses)	$7,142	$(12,282)	$(5,140)

For the Year Ended December 31, 2021	Gross gains	Gross losses	Net
Fixed maturities	$9,838	$(741)	$9,097
Equity securities	5,168	(4,392)	776
Other investments	3,002	(227)	2,775
Net realized and unrealized investment gains (losses)	$18,008	$(5,360)	$12,648
Realized and unrealized investment gains and losses from equity securities detailed above include both sales of equity securities and unrealized gains and losses stemming from fair value changes. The unrealized gains recognized in net income for investments still held at December 31, 2022 and 2021, respectively, were as follows:

For the Year Ended December 31,	2022	2021
Net gains recognized for equity securities	$2,336	$776
Net gains recognized for equity securities divested	(111)	(441)
Net unrealized gains recognized for equity securities still held at reporting date	$2,225	$335

Proceeds from sales of fixed maturities were $213,944 and $477,920 for the years ended December 31, 2022, and 2021, respectively. Net unrealized gains (losses) included in AOCI were as follows at December 31, 2022 and 2021, respectively:

December 31,	2022	2021
Fixed maturity investments	$(15,912)	$1,801
Equity method investments	—	(4,414)
Total net unrealized losses	(15,912)	(2,613)
Deferred income tax	244	(80)
Net unrealized losses, net of deferred income tax	$(15,668)	$(2,693)
Change in net unrealized losses, net of deferred income tax	$(12,975)	$(52,050)
e) Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of restricted assets were as follows at December 31, 2022 and 2021:

December 31,	2022	2021
Restricted cash – third party agreements	$13,122	$19,177
Restricted cash – related party agreements	2,516	20,242
Total restricted cash	15,638	39,419
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2022 – $48,181; 2021 – $48,860)	48,101	48,845
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2022 – $246,325; 2021 – $493,128)	233,091	493,883
Total restricted investments	281,192	542,728
Total restricted cash and investments	$296,830	$582,147

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements
a) Fair Values of Financial Instruments measured at fair value
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for both assets and liabilities recognized and not recognized within the balance sheet, and for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments measured at fair value held at December 31, 2022 and 2021.
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
Derivative Instruments - The Company has recently entered into retroactive reinsurance contracts that are accounted for as derivatives. These reinsurance contracts provide indemnification to an insured or cedant as a result of a change in a variable as opposed to an identifiable insurable event. The Company considers these contracts to be part of its underwriting operations. The derivatives are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of these derivatives are determined using internally developed discounted cash flow models using appropriate discount rates. The selection of an appropriate discount rate is judgmental and is the most significant unobservable input used in the valuation of these derivatives.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
The fair value changes in underwriting-related derivative instruments is included within other insurance revenue (expense), net. The derivative liability on retroactive reinsurance is presented as part of accrued expenses and other liabilities. A significant increase (decrease) in this input in isolation may result in a significantly lower (higher) fair value measurement for the derivative contract. As the significant inputs used to price these derivatives are unobservable, the fair values of these contracts are classified as Level 3 in the fair value hierarchy.
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
At December 31, 2022 and 2021, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$55,532	$—	$—	$—	$55,532
U.S. agency bonds – mortgage-backed	—	34,365	—	—	34,365
Collateralized mortgage-backed bonds	—	6,767	—	—	6,767
Non-U.S. government bonds	—	11,818	—	—	11,818
Collateralized loan obligations	—	114,092	—	—	114,092
Corporate bonds	—	91,953	—	—	91,953
Equity securities	386	—	17,806	25,429	43,621
Other investments	—	1,000	1,000	90,666	92,666
Total	$55,918	$259,995	$18,806	$116,095	$450,814
As a percentage of total assets	3.0%	14.1%	1.0%	6.3%	24.4%

Underwriting-related derivative liability	$—	$—	$14,559	$—	$14,559

December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$59,879	$—	$—	$—	$59,879
U.S. agency bonds – mortgage-backed	—	98,790	—	—	98,790
Collateralized mortgage-backed bonds	—	15,537	—	—	15,537
Non-U.S. government bonds	—	3,276	—	—	3,276
Collateralized loan obligations	—	179,021	—	—	179,021
Corporate bonds	—	240,642	—	—	240,642
Equity investments	1,174	—	5,094	17,735	24,003
Other investments	—	—	2,000	72,746	74,746
Total	$61,053	$537,266	$7,094	$90,481	$695,894
As a percentage of total assets	2.6%	23.1%	0.3%	3.9%	29.9%
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
The Pricing Service was utilized to estimate fair value measurements for 98.5% and 99.0% of our fixed maturities at December 31, 2022 and 2021, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At December 31, 2022 and 2021, approximately 1.5% and 1.0%, respectively, of our fixed maturities were valued using the market approach. At December 31, 2022, one security or $4,764 (2021 - one security or $6,225) of fixed maturities classified as Level 2 was priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At December 31, 2022 and 2021, the Company has not adjusted any pricing provided to it based on the review performed by its investment managers.
During the year ended December 31, 2021, the Company transferred its equity investment in an insurtech start-up company focused on technological advancement in the automobile insurance industry out of Level 3 within the fair value hierarchy and into Level 1 due to the recent completion of its initial public offering. There were no transfers to or from Level 3 during the year ended December 31, 2022.
c) Level 3 Financial Instruments
At December 31, 2022, the Company holds Level 3 financial instruments which include privately held equity investments of $18,806 (2021 - $7,094) which are included in total investments and an underwriting-related derivative liability of $14,559 on a reinsurance contract written by GLS which is included in accrued expenses and other liabilities.
The fair value of privately held equity securities are estimated using quarterly unaudited capital or financial statements provided by the investee or recent private market transactions, where applicable. Any changes to the financial information provided by the investee could result in a significantly higher or lower valuation at the reporting date. The fair value of underwriting-related derivative instruments is determined using a discounted cash flow model in which the Company examines current market conditions, historical results as well as contract specific information that may impact future cash flows in order to assess the reasonableness of inputs used in the valuation model. Due to significant unobservable inputs in these valuations, the Company classifies the fair values as Level 3 within the fair value hierarchy.
The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at December 31, 2022:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Unobservable Inputs
Privately held equity securities - common shares	$6,861	Quarterly financial statements	Price/book ratios of comparable public companies
Privately held equity securities - preferred shares	11,945	Quarterly financial statements	Privately calculated enterprise valuations
Total Level 3 investments	$18,806

Underwriting-related derivative liability	$14,559	Discounted cash flows	Duration matched discount rates	2.0%	to	3.0%
The following table shows the reconciliation of the beginning and ending balances for other investments measured at fair value on a recurring basis using Level 3 inputs for the years ended December 31, 2022 and 2021. The Company includes any related interest and dividend income in net investment income and thus, are excluded from the reconciliation in the table below:

For the Year Ended December 31,	2022	2021
Balance - beginning of period	$7,094	$2,844
Sales	(2,000)	—
Net unrealized gains recognized in the statement of income	3,770	—
Purchases	9,942	5,250
Transfers out of Level 3	—	(1,000)
Total Level 3 investments - end of period	$18,806	$7,094

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
At December 31, 2022, the carrying values of cash and cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable, loan to related party and certain other assets and liabilities approximate their fair values due to their inherent short duration. As these financial instruments are not actively traded, the fair values of these financial instruments are classified as Level 2.
The investments made by direct lending entities are carried at cost less impairment, if any, which approximates fair value. The fair value estimates of these investments are not based on observable market data and, as a result, have been categorized as Level 3.
The fair values of the Senior Notes (as defined in Note 7 — Long-Term Debt) are based on indicative market pricing obtained from a third-party pricing service which uses observable market inputs, and therefore the fair values of these liabilities are classified as Level 2. The following table presents the respective carrying value and fair value for the Senior Notes as at December 31, 2022 and 2021:

December 31,	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes – 6.625%	$110,000	$76,560	$110,000	$94,820
2013 Senior Notes – 7.75%	152,500	113,826	152,500	140,300
Total Senior Notes	$262,500	$190,386	$262,500	$235,120

6. Shareholders’ Equity
At December 31, 2022, the aggregate authorized share capital of the Company is 150,000,000 shares from which 149,224,080 common shares were issued, of which 101,532,151 common shares are outstanding, and 47,691,929 shares are treasury shares. Included in treasury shares are 41,439,348 common shares issued to Maiden Reinsurance in the Exchange which are not treated as outstanding shares on the Consolidated Balance Sheet on December 31, 2022.
The remaining 775,920 shares are undesignated at December 31, 2022. At December 31, 2022, 492,463 common shares will be issued and outstanding upon vesting of restricted shares.
a) Common shares
The Company's common shares have a par value of $0.01 per share. Our common shareholders are entitled to receive dividends and allocated one vote per common share subject to downward adjustment under certain circumstances. For the years ended December 31, 2022 and 2021, the Company's Board of Directors did not declare any dividends to common shareholders.
The following table shows the summary of changes in the Company's common shares outstanding for the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022	2021
Outstanding shares – January 1	86,467,242	84,801,161
Shares issued pursuant to the Exchange	55,800,000	—
Issuance of vested restricted shares and exercised common share options	1,107,973	2,500,932
Shares repurchased for tax purposes	(403,716)	(834,851)
Less: Common shares held by Maiden Reinsurance as treasury shares	(41,439,348)	—
Outstanding shares – December 31(1)	101,532,151	86,467,242
(1) Outstanding shares at December 31, 2022 exclude 41,439,348 common shares issued to Maiden Reinsurance in exchange for the preference shares previously held which are reflected as treasury shares on the Consolidated Balance Sheet and are not treated as outstanding common shares.

b) Preference shares
Exchange of Preference Shares
On December 27, 2022, the Company completed the Exchange, as fully described in "Note 1. Organization", with record holders of the Series A, C and D Preference Shares. The Company offered three common shares as consideration for each share of the Series A, C and D Preferred Shares tendered.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
6. Shareholders’ Equity (continued)
A total of 1,500,050 shares of Series A Preference Shares, 1,744,028 shares of Series C Preference Shares, and 1,542,806 shares of Series D Preference Shares were accepted, resulting in the issuance of 14,360,652 common shares to non-affiliates at a fair value of $28,434. The Exchange was accounted for as an extinguishment resulting in derecognition of the $119,672 carrying amount of Series A, C and D Preference Shares tendered, elimination of $3,998 of original issuance costs, recognition of the $25,915 excess of the fair value of the common shares issued over par value, net of $2,375 issuance costs, as additional paid in capital, and recognition of the $87,240 excess of the carrying amount of the Preference Shares extinguished over the fair value of the common shares issued as an increase to retained earnings.
The number of the Company's Series A, C and D Preference Shares held by Maiden Reinsurance pursuant to the 2020 Tender Offer and the 2021 Preference Share Repurchase Program was 13,813,116 at the Exchange Date. Therefore, 41,439,348 common shares were issued to Maiden Reinsurance in exchange for the Preference Shares held which are reflected as treasury shares on the Consolidated Balance Sheet and are not treated as outstanding common shares on December 31, 2022.
As a result of the Exchange, the Preference Shares were delisted from and no longer trade on the New York Stock Exchange as of the Exchange Date. No Preference Shares are issued or outstanding, and the Preference Shares were deregistered under the Securities Exchange Act of 1934, as amended. In addition, all rights of the former holders related to ownership of the Preference Shares have terminated.
Prior to the Exchange, on March 3, 2021 and May 6, 2021, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100,000 and $50,000, respectively, of the Company's preference shares from time to time at market prices in open market purchases or as may be privately negotiated. The authorizations are collectively referred to as the "2021 Preference Share Repurchase Program". The following table shows the summary of the Company's preference shares repurchases made during the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022		2021
	Number of shares purchased	Average price of shares purchased	Number of shares purchased	Average price of shares purchased
Series A	435,639	$5.27	3,519,093	$14.74
Series C	625,742	7.08	3,026,764	14.36
Series D	520,128	6.26	2,858,155	14.27
Total	1,581,509	6.31	9,404,012	14.48

Total price paid for preference shares	$9,983		$136,155
Gain on purchase of preference shares	$28,233		$90,998
The following table shows the Company's preference shares (including the total preference shares previously held by Maiden Reinsurance pursuant to the 2020 Tender Offer and the 2021 Preference Share Repurchase Program) prior to the Exchange that occurred on December 27, 2022:

	Series A	Series C	Series D	Total
Outstanding shares issued by Maiden Holdings	6,000,000	6,600,000	6,000,000	18,600,000
Less: Total shares previously held by Maiden Reinsurance	4,499,950	4,855,972	4,457,194	13,813,116
Total shares previously held by non-affiliates	1,500,050	1,744,028	1,542,806	4,786,884
Percentage previously held by Maiden Reinsurance	75.0%	73.6%	74.3%	74.3%
c) Treasury Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common shares from time to time at market prices. At December 31, 2022 and 2021, the Company has a remaining authorization of $74,245 for common share repurchases. No repurchases were made during the years ended December 31, 2022 and 2021 under the common share repurchase plan.
During the year ended December 31, 2022, the Company repurchased 403,716 (2021 - 834,851) common shares at an average price per share of $2.50 (2021 - $2.97) from employees which represent tax withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares.
The 41,439,348 common shares issued to Maiden Reinsurance as part of the Exchange are reflected as treasury shares and are not treated as outstanding common shares at December 31, 2022.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
6. Shareholders’ Equity (continued)
The table below includes the total number of treasury shares outstanding at December 31, 2022 and 2021:

December 31,	2022	2021
Number of treasury shares held by Maiden Reinsurance due to the Exchange	41,439,348	—
Number of treasury shares due to common share repurchases for tax purposes	6,252,581	5,848,865
Total number of treasury shares at the end of the reporting period	47,691,929	5,848,865
d) Accumulated Other Comprehensive Income (Loss)

The following tables set forth financial information regarding the changes in the balances of each component of AOCI for the years ended December 31, 2022 and 2021:

For the Year Ended December 31, 2022	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(2,693)	$(9,522)	$(12,215)
Other comprehensive loss before reclassifications	(6,168)	(16,044)	(22,212)
Amounts reclassified from AOCI to net income, net of tax	(6,807)	—	(6,807)
Net current period other comprehensive loss	(12,975)	(16,044)	(29,019)
Ending balance, Maiden shareholders	$(15,668)	$(25,566)	$(41,234)

For the Year Ended December 31, 2021	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$49,357	$(25,500)	$23,857
Other comprehensive (loss) income before reclassifications	(33,263)	15,978	(17,285)
Amounts reclassified from AOCI to net income, net of tax	(18,787)	—	(18,787)
Net current period other comprehensive (loss) income	(52,050)	15,978	(36,072)
Ending balance, Maiden shareholders	$(2,693)	$(9,522)	$(12,215)

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At December 31, 2022 and 2021, Maiden Holdings had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") and its wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA") had outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes"(collectively "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following tables detail the issuances outstanding at December 31, 2022 and 2021:

December 31, 2022	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,406	3,522	6,928
Carrying value	$106,594	$148,978	$255,572

December 31, 2021	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,463	3,690	7,153
Carrying value	$106,537	$148,810	$255,347

Other details:
Original debt issuance costs	$3,715	$5,054
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%
The interest expense incurred on the Senior Notes for the year ended December 31, 2022 was $19,106 (2021 - $19,106), of which $1,342 was accrued at both December 31, 2022 and 2021, respectively. The issuance costs related to the Senior Notes were capitalized and are being amortized over the effective life of the Senior Notes. The amortization expense was $225 for the year ended December 31, 2022 (2021 - $221).
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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the years ended December 31, 2022 and 2021 was as follows:

For the Year Ended December 31,	2022	2021
Premiums written
Direct	$24,553	$21,866
Assumed	(19,074)	(10,928)
Ceded	(397)	(535)
Net	$5,082	$10,403
Premiums earned
Direct	$24,534	$22,857
Assumed	13,599	31,497
Ceded	(401)	(1,361)
Net	$37,732	$52,993
Loss and LAE
Gross loss and LAE	$53,508	$9,344
Loss and LAE ceded	4,483	(2,037)
Net	$57,991	$7,307
The Company's reinsurance recoverable on unpaid losses balance as at December 31, 2022 was $556,116 (2021 - $562,845) presented in the Consolidated Balance Sheets. At December 31, 2022 and 2021, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $60,112 at December 31, 2022 (2021 - $69,006).
On July 31, 2019, Maiden Reinsurance and Cavello entered into a Loss Portfolio Transfer and Adverse Development Cover Agreement ("LPT/ADC Agreement"), pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share in excess of a $2,178,535 retention up to $600,000, in exchange for a retrocession premium of $445,000. The $2,178,535 retention is subject to adjustment for paid losses subsequent to December 31, 2018. The LPT/ADC Agreement provides Maiden Reinsurance with $155,000 in adverse development cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445,000 are recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. The amount of the deferral is recalculated each period based on loss payments and updated estimates. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. As of December 31, 2022, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $490,408 while the deferred gain liability under the LPT/ADC Agreement was $45,408 (December 31, 2021 - $490,860 and $45,860, respectively). Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is presently estimated to be in 2025.
Cavello provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement. Cavello is subject to additional collateral funding requirements as explained in "Note 10 — Related Party Transactions". As of December 31, 2022, the amount of collateral required was $461,563. Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar Group Limited ("Enstar"), has credit ratings of BBB from both Standard & Poor's and Fitch Ratings at December 31, 2022.

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

December 31,	2022	2021
Reserve for reported loss and LAE	$702,691	$851,950
Reserve for losses incurred but not reported ("IBNR")	428,717	637,423
Reserve for loss and LAE	$1,131,408	$1,489,373
The following table represents a reconciliation of the beginning and ending gross and net loss and LAE reserves:

For the Year Ended December 31,	2022	2021
Gross loss and LAE reserves, January 1	$1,489,373	$1,893,299
Less: reinsurance recoverable on unpaid losses, January 1	562,845	592,571
Net loss and LAE reserves, January 1	926,528	1,300,728
Net incurred losses related to:
Current year	25,355	34,912
Prior years	32,636	(27,605)
	57,991	7,307
Net paid losses related to:
Current year	(701)	(10,026)
Prior years	(398,499)	(389,231)
	(399,200)	(399,257)
Change in deferred gain on retroactive reinsurance	3,587	29,081
GLS run-off business acquired or assumed	10,905	14,825
Effect of foreign exchange rate movements	(24,519)	(26,156)
Net loss and LAE reserves, December 31	575,292	926,528
Reinsurance recoverable on unpaid losses, December 31	556,116	562,845
Gross loss and LAE reserves, December 31	$1,131,408	$1,489,373
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
The Company underwrote the AmTrust Reinsurance segment from July 1, 2007 until January 30, 2019, when Maiden Reinsurance and AII agreed to terminate the remaining business subject to the AmTrust Quota Share on a run-off basis effective as of January 1, 2019, and Maiden Reinsurance, AEL and AIU DAC agreed to terminate the European Hospital Liability Quota Share on a run-off basis effective as of January 1, 2019. A large proportion of the exposure in the underlying book of business has significant seasoning, and allows for a significant amount of credibility in using parameters derived from historical experience to calculate reserve estimates. Some segments of the book are a result of recent acquisitions or newer markets for AmTrust. These segments require a greater level of assumptions and professional judgment in deriving ultimate losses, which inherently implies a wider range of reasonable estimates. As a result, the Company has tended to rely on a weighted approach which primarily employs the LD method for aspects of the segment with ample historical data, while also considering the ELR or BF method for exposure resulting from recent acquisitions, or a relative business with a more limited level of experience. The FS method is also considered for segments of the AmTrust Reinsurance book of business for which claim count information is available. Additional data detailing items such as class of business, state, claim counts, frequency and severity is available, further enhancing the reserve analysis.
Prior Year Development
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years. The favorable or unfavorable development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. The following table summarizes the (adverse) favorable prior period development experienced in each of our reportable segments for the years ended December 31, 2022 and 2021:

For the Year Ended	Diversified Reinsurance	AmTrust Reinsurance	Total
December 31, 2022	$(4,552)	$(28,084)	$(32,636)
December 31, 2021	3,561	24,044	27,605

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
During 2022, the Company's incurred losses increased for 2021 and prior accident years by $32,636 or 3.5% of prior year net loss and LAE reserves. The Company had decreased incurred losses for 2020 and prior accident years of $27,605 or 2.1% during 2021. The net adverse prior year loss development of $32,636 for the year ended December 31, 2022 was primarily driven by adverse loss development of $28,084 in the AmTrust Reinsurance segment and net adverse loss development of $4,552 in the Diversified Reinsurance segment.
In the Diversified Reinsurance segment, net adverse prior year loss development of $4,552 for the year ended December 31, 2022 (2021 - favorable $3,561) was due to adverse development in GLS, European Capital Solutions and facultative reinsurance run-off business partly offset by favorable reserve development in German Auto Programs. The net favorable prior year loss development of $3,561 for the year ended December 31, 2021 was due to favorable development in facultative reinsurance run-off lines as well as auto programs in Australia, the U.K. and Germany. The table below details prior year loss development by line of business for the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022	2021
Prior Year Loss Development adverse (favorable)
IIS business	$(1,683)	$(2,044)
GLS	1,825	—
Other run-off lines	4,410	(1,517)
Total Diversified Reinsurance Prior Year Development	$4,552	$(3,561)
In the AmTrust Reinsurance segment, net adverse prior year development was $28,084 for the year ended December 31, 2022 (2021 - favorable $24,044). Net adverse prior year loss development of $28,084 during the year ended December 31, 2022 is driven by unfavorable movements in Commercial Auto Liability, General Liability, Other Specialty Risk & Extended Warranty and European Hospital Liability, partly offset by favorable development in Workers Compensation. European Hospital Liability was due in part to higher than expected loss emergence in Italian Hospital Liability policies as well as the agreed exit cost of $3,666 (€3,444) for the commutation of French Hospital Liability policies as described in "Note 10. Related Party Transactions".
Net favorable prior year loss development in 2021 was largely due to Workers Compensation and Commercial Auto Liability partly offset by adverse development in General Liability and European Hospital Liability. The table below details prior year loss development by lines of business for the years ended December 31, 2022 and 2021:

For the Year Ended December 31,	2022	2021
Prior Year Loss Development adverse (favorable) before impact of LPT/ADC Agreement
Workers Compensation	$(38,131)	$(22,242)
Commercial Auto Liability	19,088	(29,918)
General Liability	18,452	20,868
European Hospital Liability	13,247	7,885
Other Lines	(1,685)	(637)
Other Specialty Risk & Extended Warranty	17,113	—
Total AmTrust Reinsurance Prior Year Development	$28,084	$(24,044)
The change in the deferred gain on retroactive reinsurance of $3,587 for the year ended December 31, 2022 (2021 - $29,081) relates to retroactive reinsurance in GLS and the LPT/ADC Agreement in the AmTrust Reinsurance Segment. The decrease in the deferred gain liability and related reinsurance recoverable on unpaid losses under the LPT/ADC Agreement with Cavello was $452 in the year ended December 31, 2022 (2021 - $29,081) due to favorable development on loss reserves covered under the LPT/ADC Agreement, specifically Workers Compensation. The deferred gain on retroactive reinsurance under the LPT/ADC Agreement represents the cumulative adverse development for covered risks under the AmTrust Quota Share as of December 31, 2022 and 2021. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2025.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
a)Claims Development
The following is a summary of the Company's incurred and paid loss development by accident year, net of reinsurance, from the last ten calendar years including the total reserve for losses, IBNR, plus development on reported loss and LAE for specific lines of business in our reportable segments, Diversified Reinsurance and AmTrust Reinsurance, as of December 31, 2022. Information prior to 2022 is included as unaudited supplementary information. The incurred and paid amounts have been translated from the local currency to U.S. dollars using the December 31, 2022 spot rate for all years presented in the table below in order to isolate changes in foreign exchange rates from loss development. As a reinsurer of primarily quota share contracts, claim counts are available on a very limited basis. Therefore claim counts have not been provided in the tables below as it is impractical to do so.
Diversified Reinsurance segment incurred and paid losses are analyzed by following lines of business: (1) International; (2) GLS and (3) Other run-off lines. Loss development tables have not been presented for GLS and other run-off lines as loss development tables are not required for currently insignificant categories, therefore the GLS contracts and other run-off lines have been aggregated into two separate categories and included in the reconciliation disclosure only.
AmTrust Reinsurance segment incurred and paid losses are analyzed by the following lines of business: (1) Workers’ Compensation; (2) Commercial Auto Liability; (3) General Liability; (4) European Hospital Liability; and (5) All Other Lines. There are a number of factors to consider when evaluating the information in these tables:
•In the Diversified Reinsurance segment, contracts in the International business are written on both an accident year and underwriting year basis, some are multi-line and the majority of the premium is associated with proportional contracts. Many proportional treaty reinsurance contracts are submitted using quarterly bordereau reporting by underwriting year. However, the remaining losses can generally only be allocated to accident years based on estimated premium earning and loss reporting patterns. Further estimates are required to allocate losses to line of business. Multi-line accounts are generally analyzed on an individual basis by line of business, but are booked in the Company’s records to a contract, rather than to each individual line of business within a contract. For the purpose of this disclosure allocations are made to the various lines of business. Management’s assumptions and allocation procedures for these tables may produce results that differ from the actual loss emergence reported by line of business each quarter;
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
•Management’s assumptions and allocation procedures for these tables may produce results that differ from the actual loss emergence reported by line of business each quarter; and
•For both segments, the premium and exposure for prior accident years is often reported to us in subsequent periods, as reporting lags exist from an insurer to a reinsurer. This leads to increases in the provision for loss and LAE in prior years, but does not reduce expected income (and in many cases can result in additional income).

Diversified Reinsurance Segment: GLS
GLS provides a full range of legacy services to small insurance companies, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations. GLS works with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives.
Loss development tables have not been presented for GLS as the loss reserves and paid claims for each individual contract is currently insignificant, therefore the loss reserves for all the GLS contracts have been aggregated into a separate category and included in the reconciliation disclosure only. For GLS exposure, loss reserves are calculated primarily from utilizing the LD or FS methods. As the exposure being reinsured is typically retroactive in nature and covers more mature portfolios, the ELR or BF approach is not highly relied upon.
As of December 31, 2022, GLS related companies and its subsidiaries have insurance liabilities assumed primarily through a few retroactive reinsurance contracts which included total loss reserves of $28,230 and a loss recoverable of $4,669. Losses incurred for the year ended December 31, 2022 include paid losses of $7,129 and total loss reserves include IBNR reserves of $14,595 at December 31, 2022.
Also, please see "Note 5 — Fair Value Measurements" for the derivative liability of $14,559 on a reinsurance contract written by GLS which is included in accrued expenses and other liabilities. The fair value of this derivative instrument is determined using a discounted cash flow model in which the Company examines current market conditions, historical results as well as contract specific information that may impact future cash flows to assess the reasonableness of inputs used in the valuation model.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Diversified Reinsurance Segment: IIS Business
The following tables represent information on the Company's incurred loss and LAE and cumulative paid loss and LAE, both net of reinsurance, since 2013 for the Company's IIS business in the Diversified Reinsurance segment. The development tables below included reserves acquired from the loss portfolio transfer agreement associated with the GMAC International Insurance Services ("IIS") business as at November 30, 2010 of $98,827. For the purposes of disclosure, the reserves from the loss portfolio transfer was allocated to the original accident year.
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
The IIS business written by the Company's IIS team is mainly proportional treaty business, a significant portion of which is Personal Auto quota share but also comprises credit life quota share. Life and personal accident business is also written on a direct basis by Maiden LF. The IIS business team works with insurance partners, automobile manufacturers and their related credit providers and other organizations to design and implement insurance programs in both auto distribution-related and other consumer insurance products.
For the auto quota share exposure, initial underwriting year loss projections are generally based on the ELR method, derived from account pricing analyses. Payment and reporting patterns are predominantly short-tailed, and the movement away from the ELR to BF or LD methods typically happens very rapidly. Credit life reserves are primarily a function of reporting lag, typically only one or several months on average. The reserves are calculated using a FS methodology, where the frequency is a function of the average claims lag and the average per claims severity.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Diversified Reinsurance - IIS business	Incurred loss and LAE, net of reinsurance										At December 31, 2022
For the Year Ended December 31,	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2010	$74,743	$74,417	$72,469	$74,544	$76,544	$76,259	77,255	$77,373	$77,666	$77,870	$(583)
2011	45,794	45,974	45,931	45,762	46,140	46,391	46,349	46,310	46,310	46,422	109
2012	45,177	45,443	45,547	45,630	45,891	45,612	45,559	45,491	45,590	45,626	296
2013	42,423	47,521	48,835	48,337	48,937	48,770	49,138	49,073	49,173	49,219	(115)
2014		42,353	48,084	47,947	47,843	47,641	47,705	47,464	47,354	47,401	63
2015			42,615	44,026	44,510	44,183	44,219	44,080	43,821	43,842	(122)
2016				38,500	40,487	39,874	39,860	40,239	39,953	40,044	(68)
2017					36,543	37,344	36,275	35,413	35,432	35,239	120
2018						41,124	39,484	39,659	39,689	39,854	(311)
2019							34,665	36,632	35,713	35,869	1,477
2020								23,417	22,584	21,528	1,778
2021									6,337	6,433	58
2022										7,383	1,713
Total										$496,730	$4,415

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2010	$45,531	$47,263	$48,852	$50,367	$51,847	$53,423	$54,794	$55,834	$56,888	$57,801
2011	44,406	45,638	46,055	46,287	46,428	46,534	46,597	46,677	46,727	46,719
2012	38,237	40,608	41,692	42,017	42,599	42,706	42,719	42,799	42,891	42,808
2013	22,864	42,125	44,599	45,940	46,408	46,608	46,683	46,985	47,393	47,460
2014		23,559	41,807	44,070	45,292	45,531	45,632	45,742	45,801	45,800
2015			21,584	39,143	41,199	42,137	42,525	42,787	42,988	42,988
2016				22,112	36,206	37,912	38,612	39,199	39,685	40,466
2017					18,824	32,343	33,993	34,764	35,007	35,044
2018						19,613	35,506	37,472	38,454	38,999
2019							16,250	29,408	31,986	32,464
2020								11,192	18,898	19,848
2021									5,693	10,122
2022										1,175
Total										461,694

Total net reserves										$35,036

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
The following tables represent information on the Company's incurred loss and LAE and cumulative paid loss and LAE, both net of reinsurance, by significant line of business since 2011 for our AmTrust Reinsurance segment. All data shown for the AmTrust Reinsurance segment in the tables that follow are from the Company’s quota share contracts with AmTrust, both the multi-year AmTrust Quota Share and European Hospital Liability Quota Share. AmTrust purchases significant reinsurance for losses above $10 million covered by the AmTrust Quota Share. The Company’s share of AmTrust’s losses net of reinsurance in the AmTrust Quota Share is generally 40%.
Additionally, for the Specialty Program portion of Covered Business only, AmTrust will be responsible for ultimate net loss otherwise recoverable from Maiden Reinsurance to the extent that the loss ratio to Maiden Reinsurance, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% ("Loss Corridor"). Above and below the Loss Corridor, Maiden Reinsurance has reinsured losses at its proportional 40% share per the AmTrust Quota Share. Effective July 31, 2019, the Loss Corridor was amended such that the maximum amount covered is $40,500, the amount calculated by Maiden Reinsurance for the Loss Corridor coverage as of March 31, 2019. As of December 31, 2022, the projected amount subject to the Loss Corridor is $52,950 which exceeds the maximum amount covered. Any further development above this amount will be subject to the coverage of the LPT/ADC Agreement.
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
This line of business is covered under the LPT/ADC Agreement pursuant to which Cavello has assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share and therefore any adverse development will be recoverable as per terms of the agreement. Recoverables from the LPT/ADC Agreement are displayed in the column "Impact of LPT/ADC" in the loss triangle tables below.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Workers' Compensation	Incurred loss and LAE, net of reinsurance (excluding impact of LPT/ADC Agreement)										At December 31, 2022
For the Year Ended December 31,	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$82,438	$81,240	$82,301	$83,039	$83,622	$84,710	$83,952	$86,117	$86,292	$86,415	$2,351	$3,388
2009	103,864	109,213	106,204	105,901	107,165	110,175	109,664	109,021	110,207	109,384	1,899	3,846
2010	118,209	120,243	125,020	124,073	123,968	127,215	127,381	126,621	126,516	126,308	6,848	5,672
2011	130,712	132,728	133,995	133,916	135,379	138,600	139,685	141,272	137,355	140,257	5,193	7,479
2012	168,016	173,946	171,040	172,692	181,616	192,087	188,879	192,263	187,089	189,114	8,935	11,453
2013	237,019	245,765	238,392	242,447	261,915	276,249	273,571	281,580	277,365	277,226	10,213	16,426
2014		379,589	365,515	382,260	419,748	457,363	455,521	449,374	445,258	441,185	21,099	32,018
2015			474,140	474,212	526,269	551,145	545,271	549,857	547,439	537,963	28,451	45,036
2016				528,906	568,006	627,728	603,529	579,849	568,791	559,440	40,851	54,400
2017					615,957	654,362	613,577	593,920	591,122	580,155	30,646	70,284
2018						592,566	580,528	575,765	585,009	577,485	32,953	84,446
2019							12,751	9,945	10,871	10,152	(1,534)	—
Total										$3,635,084	$187,905	$334,448

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$76,018	$77,370	$78,161	$79,230	$81,159	$82,436	$82,709	$82,286	$82,676	$82,761
2009	89,462	93,425	96,396	98,811	100,103	101,823	102,877	103,771	104,205	104,434
2010	95,120	103,280	108,171	114,639	115,014	115,959	116,332	114,730	115,508	115,765
2011	91,414	105,584	114,107	115,966	122,579	124,315	125,843	129,408	130,413	130,958
2012	88,382	119,059	138,706	150,543	158,807	164,512	168,154	172,251	174,436	175,021
2013	56,249	121,182	168,785	199,300	216,527	227,502	234,342	248,103	252,506	255,720
2014		69,512	189,954	268,467	321,258	355,414	370,176	383,529	392,101	398,441
2015			86,695	246,616	338,642	388,640	417,736	448,867	466,868	476,769
2016				110,051	284,501	380,602	428,651	449,347	471,382	484,367
2017					111,508	274,596	448,551	485,611	507,903	520,180
2018						110,954	409,986	465,762	499,349	515,459
2019							3,907	5,821	8,070	9,024
Total										3,268,899
	All outstanding liabilities prior to 2008, net of reinsurance									364
Total net reserves excluding impact of LPT/ADC Agreement										366,549

Less: Impact of LPT/ADC Agreement										(334,448)
Total net reserves including impact of LPT/ADC Agreement										$32,101

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

General Liability	Incurred loss and LAE, net of reinsurance (excluding impact of LPT/ADC Agreement)										At December 31, 2022
For the Year Ended December 31,	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$33,051	$33,792	$34,169	$35,985	$36,627	$37,605	$36,996	$40,398	$40,381	$40,017	$3,036	$121
2009	29,123	30,902	32,418	34,040	34,863	35,138	35,410	36,228	35,733	35,495	431	143
2010	34,761	36,455	38,536	38,298	41,597	42,884	43,062	45,490	44,778	44,856	330	340
2011	35,628	40,557	42,100	45,303	49,338	52,746	53,499	55,607	54,683	54,288	278	600
2012	33,445	42,450	48,851	50,800	55,991	59,948	63,429	63,704	64,052	63,615	3,450	1,426
2013	42,021	43,116	66,869	68,641	79,731	89,204	92,032	95,050	96,342	96,388	2,159	3,606
2014		65,469	66,558	77,930	99,873	111,970	116,085	119,367	119,782	119,413	6,211	7,612
2015			118,111	95,766	122,942	139,518	154,071	154,529	154,939	155,234	7,150	13,950
2016				98,149	114,864	120,911	148,371	147,858	147,996	150,019	11,764	20,042
2017					116,158	133,533	165,268	161,354	162,856	167,257	18,159	29,737
2018						121,991	153,822	148,817	148,295	151,791	18,617	35,974
2019							5,427	6,017	5,981	3,906	1,962	—
Total										$1,082,279	$73,547	$113,551

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$29,384	$32,849	$32,423	$32,765	$34,935	$36,699	$34,893	$37,253	$37,278	$37,473
2009	19,727	24,298	28,312	30,924	32,878	33,473	32,487	34,984	34,999	35,093
2010	19,010	26,429	30,948	34,125	37,317	39,214	39,888	42,509	43,076	44,040
2011	12,158	22,963	31,619	39,350	41,257	47,141	49,178	51,492	52,592	53,064
2012	13,224	18,020	29,752	40,864	45,775	53,526	56,538	55,350	57,913	58,889
2013	4,996	10,226	32,249	44,698	58,377	70,074	76,996	83,571	87,178	89,473
2014		3,503	24,581	36,026	57,678	77,259	86,101	92,861	96,521	102,290
2015			20,849	33,963	52,350	79,291	98,278	112,542	120,546	131,224
2016				6,402	21,959	45,855	67,064	88,627	101,764	114,422
2017					6,967	27,001	51,545	79,531	97,356	119,417
2018						7,907	24,618	42,792	65,947	90,841
2019							27	314	717	1,218
Total										877,444
	All outstanding liabilities prior to 2008, net of reinsurance									16
Total net reserves excluding impact of LPT/ADC Agreement										204,851

Less: Impact of LPT/ADC Agreement										(113,551)
Total net reserves including impact of LPT/ADC Agreement										$91,300

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Commercial Auto Liability	Incurred loss and LAE, net of reinsurance (excluding impact of LPT/ADC Agreement)										At December 31, 2022
For the Year Ended December 31,	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$33,700	$34,522	$34,584	$35,975	$35,521	$35,382	$35,542	$37,746	$37,854	$37,885	$2,063	$13
2009	28,551	30,812	31,024	30,468	30,919	31,033	31,064	31,082	31,019	30,979	397	50
2010	37,154	38,043	40,193	40,523	42,146	41,996	42,070	40,637	40,631	40,608	192	32
2011	29,577	32,578	33,839	34,790	36,149	36,065	34,643	34,707	34,690	34,633	476	—
2012	32,691	40,076	44,812	48,116	46,150	45,753	45,917	45,902	45,753	45,860	(41)	4
2013	33,473	44,771	50,647	59,702	63,162	62,163	63,620	63,532	63,589	63,500	249	79
2014		47,525	55,023	73,966	82,427	89,299	92,572	94,238	93,208	93,164	818	462
2015			66,967	92,955	106,560	119,141	127,560	129,849	129,082	129,632	492	848
2016				121,828	118,210	144,077	171,504	170,275	167,479	170,221	588	2,658
2017					156,575	189,257	220,457	230,972	220,471	224,132	5,775	6,907
2018						177,150	224,780	230,200	219,800	230,516	12,231	14,413
2019							79,172	77,371	73,023	74,553	9,976	—
2020										—	(7)	—
Total										$1,175,683	$33,209	$25,466

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$30,975	$32,643	$33,536	$34,074	$34,803	$35,284	$36,968	$34,982	$35,013	$35,339
2009	22,959	26,975	29,226	29,829	29,842	30,204	31,194	30,337	30,340	30,341
2010	28,602	34,855	37,734	39,413	39,750	40,282	40,395	40,407	40,411	40,416
2011	18,813	25,808	29,769	32,362	33,130	33,155	33,451	33,872	34,005	34,158
2012	14,979	26,508	35,460	43,745	44,165	45,555	45,751	45,819	45,812	45,825
2013	8,267	19,865	34,379	48,122	57,349	59,600	62,331	62,562	62,968	63,070
2014		8,450	22,858	42,960	64,459	79,766	87,458	90,761	91,000	91,115
2015			13,102	39,179	62,945	86,433	107,707	118,753	121,605	125,415
2016				19,071	48,595	76,635	113,174	133,826	145,727	158,822
2017					26,863	69,657	115,623	154,600	176,863	197,857
2018						30,018	67,080	107,184	138,770	178,479
2019							9,456	22,799	34,365	49,073
2020								7	7	7
Total										1,049,917
	All outstanding liabilities prior to 2008, net of reinsurance									59
Total net reserves excluding impact of LPT/ADC Agreement										125,825

Less: Impact of LPT/ADC Agreement										(25,466)
Total net reserves including impact of LPT/ADC Agreement										$100,359

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
AmTrust Reinsurance: European Hospital Liability
AmTrust entered this line of business in Italy in 2010 when it believed there were significant opportunities in what had traditionally been an under-performing market. European Hospital Liability policies are written on a claim made basis. Maiden wrote a separate annually renewable contract covering this exposure in 2011 which is not part of the AmTrust Quota Share. Currently, most exposure remains in Italy with a modest amount of exposure to other European nations. The European Hospital Liability Quota Share is a claims made exposure, and in many instances claims are eventually closed with no liability. This phenomena is estimated during the reserving process, and can result in a provision for pure IBNR (reserves for claims which have not yet been reported) which is minimal or negative. This estimate will vary as the exposure matures which could result in changes to the level of reserves. Also, severity for known claims and expenses can increase over time, which requires a provision for IBNR. The net result is a relatively small amount of IBNR. European Hospital Liability business is not covered under the LPT/ADC Agreement, therefore any adverse development in this line of business may result in significant losses.
Our initial underwriting year loss projections are generally based on the ELR method, derived from historical performance after the consideration of loss and premium trends. As the exposure matures, the projection methodology transitions to the LD method. The underlying policies assumed are subject to deductibles on both a per claim and aggregate basis. The LD method is applied to both the net of deductible data, as well as individually to gross and deductible protections, with a final estimate made by evaluating both methodologies.

European Hospital Liability	Incurred loss and LAE, net of reinsurance										At December 31, 2022
For the Year Ended December 31,	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2011	$34,017	$46,998	$44,705	$61,558	$59,690	$57,234	$59,387	$59,656	$60,384	$67,547	$72
2012	76,985	76,239	97,757	87,448	82,802	107,010	111,624	112,513	113,902	117,038	(958)
2013	46,409	58,306	60,822	79,904	73,060	93,646	99,193	100,519	102,074	104,022	(15)
2014		48,283	50,843	54,459	60,595	76,408	81,397	82,391	83,677	83,496	(68)
2015			45,015	43,704	56,903	62,565	65,550	65,776	67,979	69,511	3,215
2016				42,146	48,519	63,503	65,905	64,463	65,746	65,220	3,414
2017					38,800	49,435	51,452	50,078	48,183	47,010	3,472
2018						42,238	29,957	30,843	30,234	32,374	241
2019							15,049	13,930	14,854	14,800	650
Total										$601,018	$10,023

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2011	$12,141	$22,279	$27,253	$33,862	$39,178	$43,149	$46,731	$51,046	$53,859	$57,899
2012	14,556	33,129	43,149	55,476	65,413	73,016	78,817	88,334	93,133	99,707
2013	2,829	14,230	24,483	37,356	46,959	52,626	59,493	72,015	77,288	84,916
2014		3,982	11,216	23,314	33,182	37,234	43,920	55,203	58,012	67,693
2015			3,288	10,456	21,587	27,550	33,086	43,398	42,931	52,110
2016				3,393	10,079	16,700	22,214	32,971	35,440	44,924
2017					1,211	4,181	7,167	13,910	19,172	28,407
2018						872	2,147	5,114	7,359	20,980
2019							10,856	1,517	2,865	9,973
Total										466,609
Total net reserves										$134,409

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
AmTrust Reinsurance: All Other Lines Includes all lines except Workers' Compensation, General Liability, and Commercial Auto from Small Commercial Business and Specialty Program Divisions. The predominant exposures include property and auto physical damage.

All Other Lines	Incurred loss and LAE, net of reinsurance (excluding impact of LPT/ADC Agreement)										At December 31, 2022
For the Year Ended December 31,	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$28,715	$29,149	$29,237	$29,070	$29,576	$29,574	$29,519	$24,045	$24,016	$24,013	$(4,931)	$—
2009	11,959	13,329	14,309	14,492	16,088	15,653	14,617	15,750	15,373	15,373	373	—
2010	24,718	15,484	16,078	16,105	17,071	17,059	15,438	15,905	15,905	15,905	52	—
2011	26,343	27,509	22,359	22,616	23,376	23,506	21,469	21,515	21,500	21,496	151	—
2012	18,443	19,426	21,898	18,673	19,850	20,260	19,578	17,969	17,811	17,819	(260)	152
2013	17,806	17,630	28,058	22,918	21,313	21,669	21,735	20,644	20,639	20,637	1,174	247
2014		20,597	25,268	26,021	24,958	26,278	24,929	21,496	21,491	21,493	(17)	122
2015			52,706	54,857	49,631	49,463	47,882	44,939	44,749	44,456	711	50
2016				79,654	74,948	72,384	73,602	67,060	66,944	66,791	6,512	113
2017					104,637	96,812	92,904	96,196	96,104	96,267	1,507	173
2018						96,910	103,489	101,553	101,913	102,061	(1,546)	275
2019							37,945	43,146	43,554	42,003	1,025	—
2020										—	(103)	—
2021										—	(66)	—
Total										$488,314	$4,582	$1,132

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$29,900	$31,217	$29,388	$29,177	$30,833	$30,683	$29,234	$24,706	$28,850	$28,850
2009	8,743	11,093	13,105	13,870	15,224	15,051	14,009	14,954	14,986	14,986
2010	13,012	15,375	15,748	16,058	16,919	16,786	15,285	15,853	15,854	15,854
2011	17,571	21,279	22,044	22,715	23,892	23,661	21,481	21,343	21,339	21,334
2012	14,031	16,033	16,936	17,946	18,205	18,685	17,559	18,071	18,077	18,077
2013	11,877	15,997	17,509	20,258	20,456	20,447	19,343	20,146	19,465	19,463
2014		12,028	20,277	20,940	22,018	26,194	21,405	21,497	21,493	21,509
2015			28,929	45,208	42,631	41,962	44,179	43,622	43,895	43,742
2016				42,795	69,805	65,452	63,234	63,450	60,008	59,967
2017					48,903	80,726	80,735	93,212	93,541	94,206
2018						56,539	86,455	98,386	101,158	102,587
2019							22,095	38,793	40,427	40,670
2020								4	103	103
2021									66	66
Total										481,414
	All outstanding liabilities prior to 2008, net of reinsurance									(5)
Total net reserves excluding impact of LPT/ADC Agreement										6,895

Less: Impact of LPT/ADC Agreement										(1,132)
Total net reserves including impact of LPT/ADC Agreement										$5,763

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Reconciliation of Loss Development Tables to Consolidated Balance Sheet
The following table represents a reconciliation of the net incurred and paid loss development tables to the reserve for loss and LAE in the Consolidated Balance Sheet at December 31, 2022:

	December 31, 2022
	Total Net Reserves (including impact of ADC)	Reinsurance Recoverables on unpaid claims	Total Gross Reserves
Diversified Reinsurance
IIS business	$35,036	$927	$35,963
Other reconciling items excluded from loss development tables
GLS	23,561	4,669	28,230
Other run-off lines	18,419	—	18,419
Total Diversified Reinsurance	77,016	5,596	82,612
AmTrust Reinsurance
Workers' Compensation	32,101	334,448	366,549
General Liability	91,300	113,551	204,851
Commercial Auto Liability	100,359	25,466	125,825
European Hospital Liability	134,409	—	134,409
All Other Lines	5,763	1,132	6,895
Total	363,932	474,597	838,529
Other reconciling items excluded from loss development tables	134,344	15,811	150,155
Total AmTrust Reinsurance	498,276	490,408	988,684

US Treaty business ceded to Cavello	—	60,112	60,112

Total reserves for loss and LAE	$575,292	$556,116	$1,131,408
b)Claims duration disclosure
The following unaudited supplementary information represents the average annual percentage payout of net loss and LAE by age, net of reinsurance, for both our reportable segments at December 31, 2022:

	Average annual payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Diversified Reinsurance
International	49.7%	39.4%	3.8%	2.3%	1.4%	0.5%	0.2%	(0.5)%	—%	0.2%
AmTrust Reinsurance
Workers' Compensation	18.9%	32.1%	18.1%	8.7%	4.8%	3.7%	3.0%	2.4%	1.6%	1.5%
General Liability	6.1%	10.8%	13.5%	16.3%	14.2%	10.3%	6.9%	6.1%	3.1%	3.3%
Commercial Auto Liability	12.0%	17.8%	19.0%	18.4%	14.2%	7.5%	4.5%	1.2%	0.4%	0.4%
European Hospital Liability	3.5%	7.8%	11.4%	14.9%	10.0%	7.5%	7.2%	6.6%	6.0%	3.9%
All other lines	57.1%	32.4%	2.8%	4.9%	2.6%	(2.5)%	0.5%	(0.6)%	(2.9)%	(0.2)%
The average annual payout of incurred claims by age, net of reinsurance, is calculated using the amount of claims paid in each development year and is compared with the estimated incurred claims as of the most recent period presented.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions
The Founding Shareholders of the Company were Michael Karfunkel, George Karfunkel and Barry Zyskind. Based on each individual's most recent public filing, Leah Karfunkel (wife of the late Michael Karfunkel), George Karfunkel and Barry Zyskind (the Company's non-executive chairman) each own or control less than 5.0% of the Company's outstanding common shares. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the chief executive officer and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 55.2% of the ownership interests of Evergreen Parent, L.P., the ultimate parent of AmTrust.
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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Consolidated Income Statements for the years ended December 31, 2022 and 2021, respectively:

For the Year Ended December 31,	2022	2021
Gross and net premiums written	$(18,538)	$(5,695)
Net premiums earned	9,749	25,312
Net loss and loss adjustment expenses	(45,508)	(3,438)
Commission and other acquisition expenses	(4,347)	(9,747)
Collateral provided to AmTrust
a) AmTrust Quota Share
To provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of AmTrust's insurance subsidiaries, established trust accounts ("Trust Accounts") for their benefit. Maiden Reinsurance has provided appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral which can include (a) assets loaned by Maiden Reinsurance to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Reinsurance for deposit into the Trust Accounts, or (c) a letter of credit obtained by Maiden Reinsurance and delivered to an AmTrust subsidiary on AII's behalf. Maiden Reinsurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Reinsurance's proportionate share of its obligations under the AmTrust Quota Share. The collateral requirements under the AmTrust Quota Share with AII was satisfied as follows:
•.by lending funds of $167,975 at December 31, 2022 and 2021 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. The interest income on the loan was $6,202 for the year ended December 31, 2022 (2021 - $3,492) and the effective yield was 3.7% (2021 - 2.1%).
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
•.effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral at December 31, 2022 was approximately $42,305 (2021 - $246,874) and the accrued interest was $224 (2021 - $1,171). Please refer to "Note 4. (e) Investments" for additional information.
•.on January 11, 2019, a portion of the existing Trust Accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement. The Company transferred $575,000 to AmTrust as a funds withheld receivable which had an annual interest rate for 2022 of 2.1%, subject to annual adjustment (2021 - 1.8%). At December 31, 2022, the balance of funds withheld was $416,835 (2021 - $575,000) and the accrued interest was $2,359 (2021 - $2,609). The interest income on the funds withheld receivable was $10,791 for the year ended December 31, 2022 (2021 - $10,350).

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
Pursuant to the terms of Post Termination Endorsement No. 2 to the AmTrust Quota Share, Maiden Reinsurance strengthened the collateral protection provided by Maiden Reinsurance to AII by increasing the required funding percentage for Maiden Reinsurance under the collateral arrangements between the parties to 110% of its obligations, subject to a minimum excess funding requirement of $54,000, as may be mutually amended by the parties from time to time. Post Termination Endorsement No. 2 also sets forth conditions by which the funding percentage will be reduced and the sequence of how collateral will be utilized as obligations as defined under the AmTrust Quota Share are satisfied. Pursuant to the terms of Post Termination Endorsement No. 2, Maiden Reinsurance anticipates that the funding percentage will be reduced to 107.5% no later than the first quarter of 2023.
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
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of collateral held in reinsurance trust accounts at December 31, 2022 was $188,473 (2021 - $244,488) and the accrued interest was $966 (2021 - $1,273). For AIU DAC, the Company utilized funds withheld to satisfy its collateral requirements which was used to settle the Commutation Agreement on September 12, 2022. Therefore, at December 31, 2022, the funds withheld balance was $0 (2021 - $26,460) and the accrued interest was $0 (2021 - $141). AIU DAC paid Maiden Reinsurance a fixed annual interest rate of 0.5% on the average daily funds withheld balance. The interest income on the funds withheld receivable was $59 for the year ended December 31, 2022 (2021 - $147).
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $417 of investment management fees for the year ended December 31, 2022 (2021 - $846) under this agreement.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees
a) Concentrations of Credit Risk
At December 31, 2022 and 2021, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance recoverable on unpaid losses and funds withheld receivable. Please refer to "Note 8 — Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. Letters of credit are provided by its reinsurers for material amounts recoverable as discussed in "Note 8 — Reinsurance".
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at December 31, 2022. To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at December 31, 2022 will be fully collectible.
b) Concentrations of Revenue
During the year ended December 31, 2022, net premiums earned from AmTrust accounted for $9,749 or 25.8% of total net premiums earned (2021 – $25,312 or 47.8%).
c) Brokers
The Company formerly marketed its Diversified Reinsurance segment through third-party intermediaries as well as directly through its own marketing efforts. The majority of business within the Diversified Reinsurance segment was marketed directly through our own efforts with no significant reliance on brokers for the years ended December 31, 2022 and 2021.
d) Letters of Credit
At December 31, 2022, the Company had letters of credit outstanding of $40,319 (2021 - $53,566) for collateral purposes which are secured by cash and fixed maturities with a fair value of $47,110 at December 31, 2022 (2021 - $72,823).
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
At December 31, 2022, the Company's future lease obligations of $300 (2021 - $473) were calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate. This amount has been recognized on the Consolidated Balance Sheets as a lease liability within accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets.
The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's weighted-average remaining lease term is 1.8 years at December 31, 2022.
Under Topic 842, Leases, the Company continues to recognize the related leasing expense on a straight-line basis over the lease term on the Consolidated Statements of Income. The Company's total lease expense for the year ended December 31, 2022 was $375 (2021 - $613) recognized within net income consistent with the prior accounting treatment under Topic 840.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
g) Investment Commitments and Related Financial Guarantees
The Company had total unfunded commitments on alternative investments of $112,989 at December 31, 2022 (2021 - $121,627) which included commitments for other investments, private equity securities and equity method investments. The table below shows the total unfunded commitments by type of investment as at December 31, 2022 and 2021:

December 31,	2022		2021
	Fair Value	% of Total	Fair Value	% of Total
Private equity funds	$54,996	48.7%	$46,149	37.9%
Private credit funds	13,906	12.3%	4,897	4.0%
Investments in direct lending entities	—	—%	13,216	10.9%
Other privately held investments	705	0.6%	4,000	3.3%
Total unfunded commitments on other investments	69,607	61.6%	68,262	56.1%

Total unfunded commitments on equity securities	16,509	14.6%	27,415	22.6%

Total unfunded commitments on equity method investments	26,873	23.8%	25,950	21.3%

Total unfunded commitments on alternative investments	$112,989	100.0%	$121,627	100.0%
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
As discussed above, at December 31, 2022, guarantees of $42,141 (2021 - $33,305) were provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.
h) Other Collateral
In the ordinary course of business, the Company enters into reinsurance agreements that may include terms which could require the Company to collateralize certain of its obligations as further discussed in Note 8 — Reinsurance and Note 10 — Related Party Transactions.
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
j) Legal Proceedings
Except as noted below, the Company is not a party to any material legal proceedings. The Company may become involved in various claims and legal proceedings, including arbitrations, that arise in the normal course of its business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of its insurance or reinsurance operations. Based on the Company's opinion, the eventual outcome of these legal proceedings are not likely to have a material adverse effect on its financial condition, results of operations or liquidity.
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
A putative class action complaint was filed against Maiden Holdings, Arturo M. Raschbaum, Karen L. Schmitt, and John M. Marshaleck in the United States District Court for the District of New Jersey on February 11, 2019. On February 19, 2020, the Court appointed lead plaintiffs, and on May 1, 2020, lead plaintiffs filed an amended class action complaint (the “Amended Complaint”).The Amended Complaint asserts violations of Section 10(b) of the Exchange Act and Rule 10b-5 (and Section 20(a) for control person liability) arising in large part from allegations that Maiden failed to take adequate loss reserves in connection with reinsurance provided to AmTrust. Plaintiffs further claim that certain of Maiden Holdings’ representations concerning its business, underwriting and financial statements were rendered false by the allegedly inadequate loss reserves, that these misrepresentations inflated the price of Maiden Holdings' common stock, and that when the truth about the misrepresentations was revealed, the Company’s stock price fell, causing Plaintiffs to incur losses. On September 11, 2020, a motion to dismiss was filed on behalf of all Defendants. On August 6, 2021, the Court issued an order denying, in part, Defendants’ motion to dismiss, ordering Plaintiffs to file a shorter amended complaint no later than August 20, 2021, and permitting discovery to proceed on a limited basis. On February 7, 2023, the District Court denied Plaintiffs’ motion for reconsideration of the District Court’s decision denying Plaintiffs’ objection to the Magistrate Judge’s December 2021 ruling on discovery. The Company expects to file a dispositive motion in the near future. We believe the claims are without merit and we intend to vigorously defend ourselves. It is possible that additional lawsuits will be filed against the Company, its subsidiaries and its respective officers due to the diminution in value of our securities as a result of our operating results and financial condition. It is currently uncertain as to the effect of such litigation on our business, operating results and financial condition.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Year Ended December 31,	2022	2021
Numerator:
Net (loss) income	$(60,041)	$26,645
Gain from exchange of preference shares – Series A, C and D	87,240	—
Gain from repurchase of preference shares – Series A, C and D	28,233	90,998
Amount allocated to participating common shareholders(1)	(314)	(1,021)
Net income allocated to Maiden common shareholders	$55,118	$116,622
Denominator:
Weighted average number of common shares – basic	87,112,711	86,068,278
Potentially dilutive securities:
Share options and restricted share units(2)	1,263	4,389
Adjusted weighted average common shares – diluted	87,113,974	86,072,667
Basic and diluted earnings per share attributable to Maiden common shareholders	$0.63	$1.35
(1)This represents the share in net income using the two-class method for holders of non-vested restricted shares issued to the Company's employees under the 2019 Omnibus Incentive Plan.
(2)Please refer to "Note 6 — Shareholders' Equity" and "Note 14 — Share Compensation and Pension Plans" in the Notes to Consolidated Financial Statements for the terms and conditions of securities that could potentially be dilutive in the future. For the year ended December 31, 2022, there were 1,263 potentially dilutive securities (2021 - 4,389).

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
Maiden NA files a consolidated federal income tax return for the Company’s U.S. based subsidiaries, including Maiden Reinsurance, which re-domesticated to Vermont on March 16, 2020 and, as a result, became subject to U.S. taxes. Maiden NA has Net Operating Loss carry-forwards ("NOL") and other Deferred Tax Assets (“DTA”) and Deferred Tax Liabilities (“DTL”) that are not presently recognized as a net DTA because a full valuation allowance is currently carried against them.
Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes was determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should our U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Tax years 2019 to 2021 are subject to examination in the U.S by the Internal Revenue Service.
The Company has subsidiary operations in various other locations around the world, including Canada, Ireland, Sweden and the United Kingdom, that are subject to relevant taxes in those jurisdictions. These subsidiaries are not under examination but generally remain subject to examination in all applicable jurisdictions for tax years from 2018 through 2022. Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries as it is the intention that such earnings will remain reinvested or will not be taxable. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding tax in the country of the paying entity. Currently, however, no withholding taxes have been accrued.
There were no unrecognized tax benefits at December 31, 2022 and 2021. Total (loss) income before income taxes and total income tax (benefit) expense for the years ended December 31, 2022 and 2021 are as follows:

For the Year Ended December 31,	2022	2021
Loss before income taxes – Domestic (Bermuda)	$(20,509)	$(23,345)
(Loss) income before income taxes – Foreign (U.S. and others)	(40,089)	50,005
Total (loss) income before income taxes	$(60,598)	$26,660

Current tax expense – Domestic (Bermuda)	$—	$—
Current tax (benefit) expense – Foreign (U.S. and others)	(478)	244
Total current tax (benefit) expense	(478)	244

Deferred tax expense – Domestic (Bermuda)	—	—
Deferred tax benefit – Foreign (U.S. and others)	(79)	(229)
Total deferred tax benefit	(79)	(229)

Total income tax (benefit) expense	$(557)	$15
The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2022 and 2021 to the amount computed by applying the effective tax rate of 0.0% under Bermuda law to the Company's loss before income taxes:

For the Year Ended December 31,	2022	2021
(Loss) income before income taxes	$(60,598)	$26,660
Less: income tax (benefit) expense	(557)	15
Net (loss) income	$(60,041)	$26,645
Reconciliation of effective tax rate (% of income before income taxes)
Bermuda tax rate	—%	—%
U.S. taxes at statutory rates	36.5%	24.3%
Valuation allowance in respect of U.S. taxes	(36.5)%	(22.3)%
Other jurisdictions	0.9%	(1.9)%
Actual tax rate	0.9%	0.1%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
13. Income Taxes (continued)

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the Company's deferred tax assets and liabilities at December 31, 2022 and 2021 were as follows:

December 31,	2022	2021
Deferred tax assets:
Net operating losses	$58,939	$48,346
Unearned premiums	2,813	4,202
Capital loss carry-forward	3,036	2,831
Net unrealized losses on investments	23,276	2,236
Discounting of net loss and LAE reserves	22,964	30,423
Interest limitation	—	11
Deferred gain on retroactive reinsurance	11,032	10,282
Others	1,175	840
Deferred tax assets before valuation allowance	123,235	99,171
Valuation allowance	116,237	90,077
Deferred tax assets, net	6,998	9,094
Deferred tax liabilities:
Deferred commission and other acquisition expenses	5,767	8,201
Others	56	53
Deferred tax liabilities	5,823	8,254
Net deferred tax asset	$1,175	$840
The net deferred tax asset at December 31, 2022 was $1,175 (2021 - $840). A valuation allowance has been established against the net U.S. deferred tax assets which is primarily attributable to net operating losses and capital losses. At this time, the Company believes it is necessary to establish a valuation allowance against the U.S. net deferred tax assets as more evidence is needed regarding the utilization of these losses. During 2022, the Company recorded an increase in the valuation allowance of $26,160 (2021 - decrease of $6,337).
At December 31, 2022, the Company has available net operating loss carry-forwards of $280,664 (2021 - $230,220) for income tax purposes which expire beginning in 2029. At December 31, 2022, the Company also has a capital loss carry-forward of $14,458 (2021 - $13,483) which will expire in beginning in 2023.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
14. Share Compensation and Pension Plans
The Company’s Amended and Restated 2007 Share Incentive Plan ("2007 Plan") provided for grants of options, restricted shares and restricted share units. New shares were issued upon exercise of options and vesting of restricted shares and share units. The total number of common shares currently reserved for issuance under the Plan was 10,000,000. The 2007 Plan was administered by the Compensation Committee of the Board of Directors (the "Compensation Committee").
2019 Omnibus Incentive Plan
During the 2019 Annual General Meeting of Shareholders of the Company held on December 10, 2019, the 2007 Plan was terminated, assumed by and replaced with the 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"). The Company filed the Form S-8 "Securities offered to employees pursuant to employee benefit plans" with the SEC on January 20, 2020, which covers the offer and resale of up to 11,289,956 of the Company's common shares. Such shares may be offered and sold from time to time by certain officers and directors of the Company who have acquired or will acquire shares pursuant to the 2019 Omnibus Plan. The 2019 Omnibus Plan is administered by the Compensation Committee.

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
This table shows all share option activity under the 2019 Omnibus Plan for the years ended December 31, 2022 and 2021:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Option Exercise Prices (Low to High)
Outstanding, December 31, 2020	264,500	$9.22	4.72 years	$—	$1.31	$13.98
Expired	(49,500)	10.57
Outstanding, December 31, 2021	215,000	8.91	4.28 years	13	1.31	13.98
Exercised	(7,500)	1.31		7
Expired	(57,250)	7.20
Forfeited	(6,250)	7.20
Outstanding, December 31, 2022	144,000	9.72	3.40 years	—	3.24	13.98
Total exercisable, December 31, 2022	144,000	9.72	3.40 years	—	3.24	13.98
The weighted average grant date fair value is $2.29 (2021 - $2.13) for all options outstanding at December 31, 2022. There was $0 (2021 - $1) of total unrecognized compensation cost related to non-vested options outstanding at December 31, 2022. There were 7,500 share options exercised during the year ended December 31, 2022 (2021 - zero).
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
Non-Performance-Based ("NPB") Restricted Shares
It is the Company's intention that annually, on or around June 1, each non-employee director will receive a grant of $65 worth of compensation which, if non-cash compensation, will vest on the first anniversary of the grant. On an annual basis, the Company grants each non-employee director $65 worth of compensation in the form of either restricted shares, which vest on the first anniversary of the grant, share options or cash. For the year ended December 31, 2022, the Company issued a total of 382,436 (2021 - 238,750) restricted shares to non-employee directors as well as employees for compensation related to their services. The restricted shares for non-employee directors were issued on June 1, 2022 pursuant to the 2019 Omnibus Plan and vest in full on June 1, 2023.
The restricted shares issued to other employees will vest after two years of service. The total fair value of NPB Restricted Shares that vested during the year ended December 31, 2022 was $455 (2021 - $1,442).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
14. Share Compensation and Pension Plans (continued)
Discretionary Performance-Based ("PB") Restricted Shares
During the year ended December 31, 2022, a total of 724,702 (2021 - 1,322,410) restricted shares were granted to senior management and employees pursuant to the 2019 Omnibus Plan, of which 724,702 (2021 - 1,322,410) restricted shares vested immediately. The remaining restricted shares issued to other senior employees vested within two years of service. The total fair value of PB Restricted Shares that vested during the year ended December 31, 2022 was $2,148 (2021 - $3,623).
The following table shows the summary of activity for the Company's restricted share awards:

	Non-Performance-Based Restricted Shares		Discretionary Performance-Based Restricted Shares
	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2020	1,243,270	$1.22	238,294	$1.26
Awards granted	238,750	3.44	1,322,410	2.74
Awards vested	(1,178,522)	1.22	(1,322,410)	2.74
Awards forfeited	(54,166)	1.20	(200)	1.26
Non-vested at December 31, 2021	249,332	3.35	238,094	1.26
Awards granted	382,436	2.51	724,702	2.55
Awards vested	(137,677)	3.30	(962,796)	2.23
Awards forfeited	(1,628)	3.07	—	—
Non-vested at December 31, 2022	492,463	2.71	—	—
Total unrecognized compensation cost of $567 related to restricted shares at December 31, 2022, which will be recognized during the next 0.90 years. Total share-based expense for the year ended December 31, 2022 was $2,740 (2021 - $4,771).
Pension Plans
The Company provides pension benefits to eligible employees principally through its sponsorship of various defined contribution plans which vary by subsidiary. The Company’s total expenses for its defined contribution pension plans for the year ended December 31, 2022 was $707 (2021 - $764).

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

	Maiden Reinsurance (a)	Maiden LF (b)	Maiden GF (b)
Statutory Capital and Surplus
December 31, 2022	$898,137	$7,807	$8,471
December 31, 2021	999,843	8,250	9,972

Statutory Net Income (Loss)
For the Year Ended December 31, 2022	$(88,240)	$(507)	$(289)
For the Year Ended December 31, 2021	36,309	(899)	(1,018)
a) United States of America
Under Vermont statutory regulations, no captive insurance company may pay a dividend out of, or other distribution with respect to, capital or surplus without the prior approval of the Commissioner. Approval of an ongoing plan for the payment of dividends or other distributions shall be conditioned upon the retention, at the time of each payment, of capital or surplus in excess of amounts specified by, or determined in accordance with formulas approved by, the Commissioner. Notwithstanding the provisions of 11B Vermont Statutes Annotated chapter 13, a captive insurance may make such distributions as are in conformity with its purposes and approved by the Commissioner. In the second quarter of 2022, the Vermont DFR approved an annual dividend program to be paid by Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. Subsequent to that approval, Maiden Reinsurance paid $18,750 in dividends to Maiden NA during the year ended December 31, 2022.
Maiden Reinsurance is also required to maintain minimum levels of solvency and liquidity as determined by Vermont law, and to comply with Risk-Based Capital ("RBC") requirements and licensing rules as specified by the National Association of Insurance Commissioners ("NAIC"). RBC is used to evaluate the adequacy of capital and surplus maintained by Maiden Reinsurance in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate risk and (iv) business risk. At December 31, 2022, Maiden Reinsurance's statutory capital and surplus exceeded the amount required to be maintained of $106,976 as of that date.
b) Sweden
The Company has two Swedish domiciled insurance subsidiaries in Sweden, Maiden LF and Maiden GF, both regulated by the Swedish Finansinspektionen ("Swedish FSA").
Maiden LF was required to maintain a minimum level of statutory capital and surplus of $4,341 at December 31, 2022 (2021 - $4,207). This requirement was met by Maiden LF throughout the respective years. LF's statutory assets were $15,812 at December 31, 2022 (2021 - $17,545) and its statutory capital and surplus was $7,807 at December 31, 2022 (2021 - $8,250). Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to Maiden Holdings. As of December 31, 2022 and 2021, Maiden LF was not allowed to pay dividends or distributions without the permission of the Swedish FSA. No dividends were paid during the years ended December 31, 2022 and 2021.
Maiden GF was required to maintain a minimum level of statutory capital and surplus of $5,616 at December 31, 2022 (2021 - $5,059). This requirement was met by Maiden GF throughout the respective years. GF's statutory assets were $13,500 at December 31, 2022 (2021 - $15,573) and its statutory capital and surplus was $8,471 at December 31, 2022 (2021 - $9,972). Maiden GF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden GF to Maiden Holdings. As of December 31, 2022, Maiden GF was not allowed to pay dividends or distributions without the permission of the Swedish FSA. No dividends were paid during the years ended December 31, 2022 and 2021.