Form 10-Q
period 2023-03-31
Maiden Holdings, Ltd.
filed 2023-05-09
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
Yes ☐ No ☒
As of May 5, 2023, 101,763,727 common shares were outstanding. 143,203,075 common shares, par value $0.01 per share, were outstanding when the ownership by our affiliate Maiden Reinsurance Ltd. of 41,439,348 common shares were included. These affiliated shares are treated as treasury shares and are not included in the computation of consolidated book value and earnings per common share.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost: 2023 - $327,339; 2022 - $330,439)	$313,363	$314,527
Equity securities, at fair value (cost: 2023 - $41,509; 2022 - $40,509)	45,266	43,621
Equity method investments	71,896	80,159
Other investments (Allowance for expected credit losses: 2023 - $1,023)	146,323	148,753
Total investments	576,848	587,060
Cash and cash equivalents	24,194	30,986
Restricted cash and cash equivalents	17,167	15,638
Accrued investment income	5,433	4,122
Reinsurance balances receivable, net: (includes $8,124 and $8,395 from related parties in 2023 and 2022, respectively. Allowance for expected credit losses: 2023 - $190)	10,406	10,707
Reinsurance recoverable on unpaid losses (Allowance for expected credit losses: 2023 - $4,254)	552,513	556,116
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $20,822 and $23,632 from related parties in 2023 and 2022, respectively)	21,989	24,976
Funds withheld receivable: (includes $351,525 and $416,835 from related parties in 2023 and 2022, respectively. Allowance for expected credit losses: 2023 - $18)	371,416	441,412
Other assets	8,140	7,874
Total assets	$1,756,081	$1,846,866
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $932,622 and $988,684 from related parties in 2023 and 2022, respectively)	$1,071,623	$1,131,408
Unearned premiums (includes $55,899 and $63,443 from related parties in 2023 and 2022, respectively)	58,789	67,081
Deferred gain on retroactive reinsurance	49,281	47,708
Accrued expenses and other liabilities (includes $38,324 and $33,278 from related parties in 2023 and 2022, respectively)	50,975	60,518
Senior notes - principal amount	262,500	262,500
Less: unamortized debt issuance costs	7,881	6,928
Senior notes, net	254,619	255,572
Total liabilities	1,485,287	1,562,287
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value; 149,583,812 and 149,224,080 shares issued in 2023 and 2022, respectively; 101,763,727 and 101,532,151 shares outstanding in 2023 and 2022, respectively)	1,496	1,492
Additional paid-in capital	885,125	884,259
Accumulated other comprehensive loss	(38,760)	(41,234)
Accumulated deficit	(459,704)	(442,863)
Treasury shares, at cost (47,820,085 and 47,691,929 shares in 2023 and 2022, respectively)	(117,363)	(117,075)
Total shareholders’ equity	270,794	284,579
Total liabilities and equity	$1,756,081	$1,846,866
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended March 31,
	2023	2022
Revenues
Gross premiums written	$836	$(10,170)
Net premiums written	$760	$(10,323)
Change in unearned premiums	8,242	11,445
Net premiums earned	9,002	1,122
Other insurance (expense) revenue, net	(59)	51
Net investment income	9,545	6,567
Net realized and unrealized investment gains	1,005	2,309
Total revenues	19,493	10,049
Expenses
Net loss and loss adjustment expenses	9,815	(2,283)
Commission and other acquisition expenses	4,235	2,528
General and administrative expenses	10,108	10,886
Interest and amortization expenses	3,824	4,832
Foreign exchange and other losses (gains)	2,816	(3,949)
Total expenses	30,798	12,014
Loss before income taxes and interest in income of equity method investments	(11,305)	(1,965)
Less: income tax (benefit) expense	(28)	1,255
Interest in (loss) income of equity method investments	(51)	1,271
Net loss	(11,328)	(1,949)
Gain from repurchase of preference shares	—	3,543
Net (loss) income (attributable) available to Maiden common shareholders	$(11,328)	$1,594
Basic and diluted earnings per share attributable to common shareholders	$(0.11)	$0.02
Weighted average number of common shares - basic	101,552,364	86,547,173
Adjusted weighted average number of common shares and assumed conversions - diluted	101,552,364	86,550,815

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(11,328)	$(1,949)
Other comprehensive income (loss)
Net unrealized holdings gains (losses) on AFS securities arising during period	1,936	(17,464)
Net unrealized holdings gains on equity method investments arising during period	—	4,414
Adjustment for reclassification of net realized gains recognized in net loss	—	(5,238)
Foreign currency translation adjustment	568	5,592
Other comprehensive income (loss), before tax	2,504	(12,696)
Income tax (expense) benefit related to components of other comprehensive loss	(30)	129
Other comprehensive income (loss), after tax	2,474	(12,567)
Comprehensive loss	$(8,854)	$(14,516)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2023	2022
Preference shares - Series A, C and D
Beginning balance	$—	$159,210
Repurchase of Preference Shares – Series C	—	(4,500)
Repurchase of Preference Shares – Series D	—	(2,372)
Ending balance	—	152,338
Common shares
Beginning balance	1,492	923
Issuance of common shares from vesting of stock based compensation	4	10
Ending balance	1,496	933
Additional paid-in capital
Beginning balance	884,259	768,650
Issuance of common shares from vesting of stock based compensation	(4)	(10)
Share-based compensation expense	777	2,040
Exchange and repurchase of preference shares	93	230
Ending balance	885,125	770,910
Accumulated other comprehensive loss
Beginning balance	(41,234)	(12,215)
Change in net unrealized investment gains (losses)	1,906	(18,159)
Foreign currency translation adjustment	568	5,592
Ending balance	(38,760)	(24,782)
Accumulated deficit
Beginning balance	(442,863)	(498,295)
Opening allowance for expected credit losses	(5,513)	—
Net loss	(11,328)	(1,949)
Gain from repurchase of preference shares	—	3,543
Ending balance	(459,704)	(496,701)
Treasury shares
Beginning balance	(117,075)	(34,016)
Shares repurchased for tax purposes	(288)	(1,017)
Ending balance	(117,363)	(35,033)
Total shareholders' equity	$270,794	$367,665
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2023	2022
Cash flows from operating activities
Net loss	$(11,328)	$(1,949)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation, amortization and share-based compensation	(579)	2,075
Interest in loss (income) of equity method investments	51	(1,271)
Net realized and unrealized investment gains	(1,005)	(2,309)
Change in expected credit losses	(32)	—
Foreign exchange and other losses (gains)	2,816	(3,949)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	269	1,456
Reinsurance recoverable on unpaid losses	906	3,531
Accrued investment income	(1,297)	359
Deferred commission and other acquisition expenses	2,967	4,071
Funds withheld receivable	958	449
Other assets	(362)	105
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	4,597	(92,843)
Unearned premiums	(8,242)	(11,452)
Deferred gain on retroactive reinsurance	—	5,184
Accrued expenses and other liabilities	(10,066)	20,465
Net cash used in operating activities	(20,347)	(76,078)
Cash flows from investing activities:
Purchases of fixed maturities	(2,709)	(12,963)
Purchases of other investments	(8,552)	(9,127)
Purchases of equity method investments	(2,329)	(27,979)
Purchases of equity securities	(1,000)	(5,363)
Proceeds from sales of fixed maturities	954	101,604
Proceeds from maturities, paydowns and calls of fixed maturities	8,014	15,482
Proceeds from sale and redemption of other investments	10,318	409
Proceeds from sale and redemption of equity method investments	10,579	24,090
Others, net	(8)	(28)
Net cash provided by investing activities	15,267	86,125
Cash flows from financing activities:
Repurchase of common shares	(288)	(794)
Repurchase of preference shares	—	(3,099)
Net cash used in financing activities	(288)	(3,893)
Effect of exchange rate changes on foreign currency cash, restricted cash and equivalents	105	(355)
Net (decrease) increase in cash, restricted cash and cash equivalents	(5,263)	5,799
Cash, restricted cash and cash equivalents, beginning of period	46,624	66,087
Cash, restricted cash and cash equivalents, end of period	$41,361	$71,886
Reconciliation of cash and restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$24,194	$36,975
Restricted cash and cash equivalents, end of period	17,167	34,911
Total cash, restricted cash and cash equivalents, end of period	$41,361	$71,886
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
These unaudited Condensed Consolidated Financial Statements, including these notes, should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Certain prior year comparatives have been reclassified to conform to the current period presentation. The effect of these reclassifications had no impact on previously reported shareholders' equity or net income.
Maiden creates shareholder value by actively managing and allocating our assets and capital, including through ownership and management of businesses and assets primarily in the insurance and related financial services industries where we can leverage our deep knowledge of those markets. We are currently underwriting reinsurance risks on a retroactive basis through our indirect wholly owned subsidiary Genesis Legacy Solutions ("GLS") which provides a full range of legacy services to small insurance companies, particularly those in run-off or with blocks of reserves that are no longer core to operations. GLS works with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives. We expect this legacy solutions business to contribute to our active asset and capital management strategies. The Company does not presently underwrite prospective reinsurance risks.
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
The Company also has various historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off, including the liabilities associated with AmTrust Financial Services, Inc. ("AmTrust") reinsurance agreements which were terminated in 2019 as discussed in "Note 10. Related Party Transactions". In addition, the Company has a retroactive reinsurance agreement and a commutation agreement that further reduces its exposure and limits the potential volatility related to AmTrust liabilities, which are discussed in "Note 8. Reinsurance". Please see the Company's audited Consolidated Financial Statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for further details.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies
There have been no material changes to the significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, except for the following:
Recently Adopted Accounting Standards
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
ASU 2016-13 also modified the accounting for available-for-sale ("AFS") debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments: Credit Losses Available-for-Sale Debt Securities. Credit losses relating to AFS debt securities will be recorded through an allowance for credit losses rather than under the previous OTTI methodology.
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
The guidance is effective for public business entities, excluding entities eligible to be smaller reporting companies ("SRCs") as defined by the SEC, for annual periods beginning after December 15, 2019, and interim periods therein. The guidance is effective for all other entities, including public entities eligible to be SRCs, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As of March 31, 2023, the Company qualified for SRC status, as determined on the last business day of its most recently completed second quarter, and remains eligible to follow the reporting deadlines and effective dates applicable to SRCs. Therefore, Topic 326 was adopted by the Company on January 1, 2023 and recognized an opening allowance for expected credit losses of $5,513 in the beginning retained earnings on January 1, 2023.
Credit Losses - AFS Fixed Maturity Securities
An AFS fixed maturity security is considered impaired if the fair value of the investment is below its amortized cost. On a quarterly basis, the Company evaluates all AFS fixed maturities for impairment losses. If an AFS fixed maturity security is impaired and the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the full amount of the impairment loss is charged immediately to net income (loss) and is included in net investment gains (losses).
If the Company does not intend to sell or will not be required to sell the impaired security before its anticipated recovery, the Company determines whether the decline in fair value below the amortized cost basis has resulted from a credit loss impairment or other factors. If the Company does not anticipate to fully recover the amortized cost, an allowance for expected credit losses is established. The allowance for expected credit losses is limited to the difference between a security's amortized cost basis and its fair value. The allowance for expected credit losses is charged to net income (loss) and is included in net investment gains (losses).
On a quarterly basis, the Company assesses whether unrealized losses on its AFS fixed maturity securities represent credit impairments by considering the following factors: the extent to which its fair value is less than its amortized cost; adverse conditions related to the specific security, industry, or geographical area; any recent downgrades in the security's credit rating by a credit rating agency; and if failure of the issuer to make scheduled principal or interest payments exists.
The length of time a security has been in an unrealized loss position no longer impacts the determination of whether a credit loss impairment exists. If a security is assessed to be credit impaired, it is subject to discounted cash flow analysis by comparing the present value of expected future cash flows with the amortized cost basis. If the present value of expected cash flows is less than the amortized cost, then a credit loss exists and an allowance for expected credit losses is recognized. If the present value of expected future cash flows is equal to or greater than the amortized cost basis, an expected credit loss does not exist. The non-credit impairment amount of the loss related to changes in interest rates and market conditions is recognized in other comprehensive income. The Company reports accrued interest receivable related to AFS securities separately and has elected not to measure an allowance for expected credit losses for accrued interest receivable. Write-offs of accrued interest receivable balances are recognized in net investment gains and losses in the period in which they are deemed uncollectible.
Based on the Company's analysis, there was no allowance for expected credit losses recognized on AFS securities held at March 31, 2023.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
Credit Losses - Other Investments
The Company's investments in direct lending entities are carried at cost less an allowance for expected credit losses, with any indication of credit loss recognized in net income or loss when determined to be needed from the Company's analysis of expected future cash flows. As of March 31, 2023, the total allowance for expected credit losses on the Company's investment in direct lending entities was $1,023. Please see "Note 5(d). Fair Value Measurements" for additional information regarding this investment.
Credit Losses - Reinsurance Recoverable on Unpaid Losses
Reinsurance recoverable balances are reviewed for impairment on a quarterly basis and are presented net of an allowance for expected credit losses. A case-specific allowance for expected credit losses against reinsurance recoverables that the Company deems unlikely to be collected in full, is estimated based on the Company's analysis of amounts due, historical delinquencies and write-offs. In addition, a default analysis is used to estimate an allowance for expected credit losses on the remainder of the reinsurance recoverable balance. The principal components of the default analysis are reinsurance recoverable balances by reinsurer and default factors applied to estimate uncollectible amounts based on reinsurers’ credit ratings and the length of collection periods. The default factors are based on a model developed by a major rating agency. The default analysis considers both current and forecasted economic conditions in the determination of the credit loss allowance.
The Company records credit loss expenses related to reinsurance recoverable in net incurred losses and loss adjustment expenses in the Company’s condensed consolidated statements of income. Any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of reinsurance recoverable balances, together with associated allowances for expected credit losses, are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs. As of March 31, 2023, the total allowance for expected credit losses on the Company's reinsurance recoverable balance was $4,254 which is discussed in more detail in "Note 8. Reinsurance".
Credit Losses - Reinsurance Balances Receivable
Reinsurance balances receivable are reviewed for impairment on a quarterly basis and are presented net of an allowance for expected credit losses. The allowance for expected credit losses is estimated based on the Company's analysis of amounts due, historical delinquencies and write-offs, and current economic conditions, together with reasonable and supportable forecasts of short-term economic conditions. The allowance for expected credit losses is recognized in net income (loss) and any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of premium balances receivable, together with associated allowances for expected credit losses, are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs. As of March 31, 2023, the total allowance for expected credit losses on the Company's reinsurance balances receivable was $190.
Credit Losses - Funds Withheld Receivable
Funds withheld receivable are reviewed for impairment on a quarterly basis and are presented net of an allowance for expected credit losses. The allowance for expected credit losses is estimated based on the Company's analysis of amounts due, historical delinquencies and write-offs, and current economic conditions, together with reasonable and supportable forecasts of short-term economic conditions. The allowance for expected credit losses is recognized in net income (loss) and any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of funds withheld receivable, together with associated allowances for expected credit losses, are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs. As of March 31, 2023, the total allowance for expected credit losses on the Company's funds withheld receivable was $18.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information
The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. This segment also includes transactions entered into by GLS as described in "Note 1. Basis of Presentation. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”) and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries, AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), which are both in run-off effective January 1, 2019. Please refer to "Note 10. Related Party Transactions" for additional information regarding the AmTrust Reinsurance segment.
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
The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net loss for the three months ended March 31, 2023 and 2022, respectively:

For the Three Months Ended March 31, 2023	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$6,849	$(6,013)	$836
Net premiums written	$6,773	$(6,013)	$760
Net premiums earned	$7,471	$1,531	$9,002
Other insurance revenue	(59)	—	(59)
Net loss and LAE	(3,156)	(6,659)	(9,815)
Commission and other acquisition expenses	(3,656)	(579)	(4,235)
General and administrative expenses	(2,589)	(557)	(3,146)
Underwriting loss	$(1,989)	$(6,264)	(8,253)
Reconciliation to net loss
Net investment income and net realized and unrealized investment gains			10,550
Interest and amortization expenses			(3,824)
Foreign exchange and other losses, net			(2,816)
Other general and administrative expenses			(6,962)
Income tax benefit			28
Interest in loss of equity method investments			(51)
Net loss			$(11,328)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Three Months Ended March 31, 2022	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$4,736	$(14,906)	$(10,170)
Net premiums written	$4,583	$(14,906)	$(10,323)
Net premiums earned	$5,955	$(4,833)	$1,122
Other insurance revenue	51	—	51
Net loss and LAE	1,360	923	2,283
Commission and other acquisition expenses	(3,771)	1,243	(2,528)
General and administrative expenses	(2,098)	(485)	(2,583)
Underwriting income (loss)	$1,497	$(3,152)	(1,655)
Reconciliation to net loss
Net investment income and net realized and unrealized investment gains			8,876
Interest and amortization expenses			(4,832)
Foreign exchange and other gains, net			3,949
Other general and administrative expenses			(8,303)
Income tax expense			(1,255)
Interest in income from equity method investments			1,271
Net loss			$(1,949)

The following tables summarize the financial position of the Company's reportable segments including the reconciliation to the Company's consolidated total assets at March 31, 2023 and December 31, 2022:

March 31, 2023	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$89,476	$1,266,141	$1,355,617
Corporate assets	—	—	400,464
Total Assets	$89,476	$1,266,141	$1,756,081

December 31, 2022	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$97,290	$1,342,852	$1,440,142
Corporate assets	—	—	406,724
Total Assets	$97,290	$1,342,852	$1,846,866

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the three months ended March 31, 2023 and 2022:

For the Three Months Ended March 31,	2023	2022
Net premiums written	Total	Total
Diversified Reinsurance
International	$6,773	$4,583
Total Diversified Reinsurance	6,773	4,583
AmTrust Reinsurance
Small Commercial Business	(83)	(11,722)
Specialty Program	156	837
Specialty Risk and Extended Warranty	(6,086)	(4,021)
Total AmTrust Reinsurance	(6,013)	(14,906)
Total Net Premiums Written	$760	$(10,323)
The following tables set forth financial information for net premiums earned by major line of business and reportable segment for the three months ended March 31, 2023 and 2022:

For the Three Months Ended March 31,	2023	2022
Net premiums earned	Total	Total
Diversified Reinsurance
International	$7,471	$5,955
Total Diversified Reinsurance	7,471	5,955
AmTrust Reinsurance
Small Commercial Business	(83)	(11,710)
Specialty Program	156	838
Specialty Risk and Extended Warranty	1,458	6,039
Total AmTrust Reinsurance	1,531	(4,833)
Total Net Premiums Earned	$9,002	$1,122

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
a)Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of fixed maturities at March 31, 2023 and December 31, 2022 are as follows:

March 31, 2023	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$51,030	$2	$(89)	$50,943
U.S. agency bonds – mortgage-backed	37,900	—	(3,739)	34,161
Collateralized mortgage-backed securities	7,199	—	(386)	6,813
Non-U.S. government bonds	14,730	—	(750)	13,980
Collateralized loan obligations	120,466	—	(4,805)	115,661
Corporate bonds	96,014	—	(4,209)	91,805
Total fixed maturity investments	$327,339	$2	$(13,978)	$313,363

December 31, 2022	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$55,647	$1	$(116)	$55,532
U.S. agency bonds – mortgage-backed	38,767	—	(4,402)	34,365
Collateralized mortgage-backed securities	7,199	—	(432)	6,767
Non-U.S. government bonds	12,643	—	(825)	11,818
Collateralized loan obligations	119,120	—	(5,028)	114,092
Corporate bonds	97,063	—	(5,110)	91,953
Total fixed maturity investments	$330,439	$1	$(15,913)	$314,527
The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2023	Amortized cost	Fair value
Due in one year or less	$74,671	$74,280
Due after one year through five years	78,115	74,301
Due after five years through ten years	8,988	8,147
	161,774	156,728
U.S. agency bonds – mortgage-backed	37,900	34,161
Collateralized mortgage-backed securities	7,199	6,813
Collateralized loan obligations	120,466	115,661
Total fixed maturity investments	$327,339	$313,363

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bonds	$49,913	$(89)	$—	$—	$49,913	$(89)
U.S. agency bonds – mortgage-backed	31,248	(3,084)	2,913	(655)	34,161	(3,739)
Collateralized mortgage-backed securities	6,813	(386)	—	—	6,813	(386)
Non-U.S. government bonds	12,047	(750)	—	—	12,047	(750)
Collateralized loan obligations	18,101	(996)	97,560	(3,809)	115,661	(4,805)
Corporate bonds	86,946	(3,503)	4,859	(706)	91,805	(4,209)
Total temporarily impaired fixed maturities	$205,068	$(8,808)	$105,332	$(5,170)	$310,400	$(13,978)
At March 31, 2023, there were 84 securities in an unrealized loss position with a fair value of $310,400 and unrealized losses of $13,978. Of these securities in an unrealized loss position, there were 60 securities in our portfolio that have been in an unrealized loss position for twelve months or greater with a fair value of $105,332 and unrealized losses of $5,170.

	Less than 12 Months		12 Months or More		Total
December 31, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bonds	$53,094	$(114)	$148	$(2)	$53,242	$(116)
U.S. agency bonds – mortgage-backed	31,394	(3,697)	2,971	(705)	34,365	(4,402)
Collateralized mortgage-backed securities	6,768	(432)	—	—	6,768	(432)
Non-U.S. government bonds	11,818	(825)	—	—	11,818	(825)
Collateralized loan obligations	17,959	(1,032)	96,133	(3,996)	114,092	(5,028)
Corporate bonds	87,212	(4,325)	4,740	(785)	91,952	(5,110)
Total temporarily impaired fixed maturities	$208,245	$(10,425)	$103,992	$(5,488)	$312,237	$(15,913)
At December 31, 2022, there were 88 securities in an unrealized loss position with a fair value of $312,237 and unrealized losses of $15,913. Of these securities in an unrealized loss position, there were 26 securities in our portfolio that have been in an unrealized loss position for twelve months or greater with a fair value of $103,992 and unrealized losses of $5,488.
Allowance for Expected Credit Losses & Non-Credit Related Impairment Costs
The Company evaluates AFS securities for impairment when fair value is below amortized cost on a quarterly basis. If the Company intends to sell or will be required to sell the security before its anticipated recovery, the full amount of the impairment loss is charged to net income (loss) and included in net investment gains (losses). If the Company does not intend to sell or will not be required to sell the security before its anticipated recovery, an allowance for expected credit losses is established and the portion of the loss relating to credit factors is recorded in net income (loss). The non-credit impairment amount of the loss (which could be related to interest rates and/or market conditions) is recognized in other comprehensive income.
To estimate the allowance for expected credit losses for most of the AFS securities, the Company analyzes projected cash flows which are primarily driven by assumptions regarding loss severity, probability of default and projected recovery rates. The Company's determination of default and loss severity rates are based on credit rating, credit analysis and macroeconomic forecasts. Unrealized losses on securities issued or backed, either explicitly or implicitly by the U.S. government are not analyzed for credit losses. The Company has concluded that any possibility of a credit loss on these securities is highly unlikely due to the explicit U.S. government guarantee related to certain securities (e.g., Government National Mortgage Association issuances) and the implicit guarantee related to other securities that has been validated by past actions (e.g., U.S. government bailout of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation during the 2008 credit crisis). Although these securities are not analyzed for credit losses, they are evaluated for impairment based on the Company's intention to sell and likely requirement to sell.
Based on the Company's analysis at March 31, 2023 and 2022, respectively, the Company did not recognize any impairment on its AFS fixed maturity securities as the Company expects the amortized cost basis will ultimately be recovered based on projected cash flows as the related securities approach maturity. The Company continues to monitor the credit quality of the AFS securities to assess if it is probable that it will receive contractual or estimated cash flows in the form of principal and interest. Therefore, as the unrealized losses were due to non-credit factors, there was no allowance recorded for expected credit losses on AFS securities for the three months ended March 31, 2023.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

The following tables summarize the credit ratings of our fixed maturities as at March 31, 2023 and December 31, 2022:

March 31, 2023	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$51,030	$50,943	16.3%
U.S. agency bonds	37,900	34,161	10.9%
AAA	114,065	109,631	35.0%
AA+, AA, AA-	26,119	24,895	7.9%
A+, A, A-	36,790	34,565	11.0%
BBB+, BBB, BBB-	56,015	54,047	17.3%
BB+ or lower	5,420	5,121	1.6%
Total fixed maturities (1)	$327,339	$313,363	100.0%

December 31, 2022	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$55,647	$55,532	17.7%
U.S. agency bonds	38,767	34,365	10.9%
AAA	112,775	108,136	34.4%
AA+, AA, AA-	23,974	22,640	7.2%
A+, A, A-	38,549	35,996	11.4%
BBB+, BBB, BBB-	55,374	53,094	16.9%
BB+ or lower	5,353	4,764	1.5%
Total fixed maturities(1)	$330,439	$314,527	100.0%
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
Other investments
The table shows the composition of the Company's other investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Carrying value	% of Total	Carrying value	% of Total
Private equity funds	$38,213	26.1%	$34,278	23.0%
Private credit funds	17,605	12.1%	24,374	16.4%
Privately held equity investments	33,255	22.7%	34,014	22.9%
Total other investments at fair value	89,073	60.9%	92,666	62.3%
Investments in direct lending entities (at cost)	57,250	39.1%	56,087	37.7%
Total other investments	$146,323	100.0%	$148,753	100.0%
The Company's investments in direct lending entities of $57,250 at March 31, 2023 (December 31, 2022 - $56,087) are carried at cost less an allowance for expected credit losses, with any indication of credit loss recognized in net income when determined. An allowance for expected credit losses of $1,023 was reported on the investments in direct lending entities as at March 31, 2023 and recorded in opening retained earnings on January 1, 2023. Please see "Note 5(d). Fair Value Measurements" for additional information regarding this investment.

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
The following table provides the cost and fair values of the equity securities held at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Publicly traded equity investments in common stocks	$559	$402	$559	$386
Privately held common stocks	32,775	31,911	32,775	32,290
Privately held preferred stocks	8,175	12,953	7,175	10,945
Total equity securities	$41,509	$45,266	$40,509	$43,621
Equity Method Investments
The equity method investments include real estate investments, hedge fund investments, and other investments. The table below shows the carrying value of the Company's equity method investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Carrying Value	% of Total	Carrying Value	% of Total
Real estate investments	$41,104	57.2%	$40,944	51.1%
Hedge fund investments	517	0.7%	5,376	6.7%
Other investments	30,275	42.1%	33,839	42.2%
Total equity method investments	$71,896	100.0%	$80,159	100.0%
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
c)Net Investment Income
Net investment income was derived from the following sources for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Fixed maturities	$2,418	$2,654
Income on funds withheld	3,335	2,624
Interest income from loan to related party	2,698	879
Cash and cash equivalents and other investments	1,193	593
	9,644	6,750
Investment expenses	(99)	(183)
Net investment income	$9,545	$6,567

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
d) Net Realized and Unrealized Investment Gains (Losses)
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized and unrealized investment gains (losses) included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2023 and 2022:

For the Three Months Ended March 31, 2023	Gross gains	Gross losses	Net
Equity securities	$1,024	$(378)	$646
Other investments	1,641	(1,282)	359
Net realized and unrealized investment gains (losses)	$2,665	$(1,660)	$1,005

For the Three Months Ended March 31, 2022	Gross gains	Gross losses	Net
Fixed maturities	$1,238	$(95)	$1,143
Equity securities	—	(487)	(487)
Other investments	1,913	(260)	1,653
Net realized and unrealized investment gains (losses)	$3,151	$(842)	$2,309
Realized and unrealized gains and losses from equity securities detailed above include both sales of equity securities and unrealized gains and losses stemming from fair value changes. The unrealized gains (losses) recognized in net loss for the three months ended March 31, 2023 and 2022 for investments still held at March 31, 2023 and 2022, respectively, were as follows:

	For the Three Months Ended March 31,
	2023	2022
Net gains (losses) recognized for equity securities	$646	$(487)
Net gains recognized for equity securities divested	(176)	—
Unrealized gains (losses) recognized for equity securities still held at reporting date	$470	$(487)
Proceeds from sales of fixed maturity investments were $954 in the three months ended March 31, 2023 (2022 - $101,604).
Net unrealized losses were as follows at March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023	December 31, 2022
Fixed maturity investments	$(13,976)	$(15,912)
Total net unrealized losses	(13,976)	(15,912)
Deferred income tax	214	244
Net unrealized losses, net of deferred income tax	$(13,762)	$(15,668)
Change, net of deferred income tax	$1,906	$(12,975)
e)Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of restricted assets at March 31, 2023 and December 31, 2022 are:

	March 31, 2023	December 31, 2022
Restricted cash – third party agreements	$14,306	$13,122
Restricted cash – related party agreements	2,861	2,516
Total restricted cash	17,167	15,638
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2023 – $45,497; 2022 – $48,181)	45,456	48,101
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2023 – $233,957; 2022 – $246,325)	223,183	233,091
Total restricted investments	268,639	281,192
Total restricted cash and investments	$285,806	$296,830

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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments that are measured at fair value on a recurring basis held at March 31, 2023 and December 31, 2022.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
At March 31, 2023 and December 31, 2022, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$50,943	$—	$—	$—	$50,943
U.S. agency bonds – mortgage-backed	—	34,161	—	—	34,161
Collateralized mortgage-backed bonds	—	6,813	—	—	6,813
Non-U.S. government bonds	—	13,980	—	—	13,980
Collateralized loan obligations	—	115,661	—	—	115,661
Corporate bonds	—	91,805	—	—	91,805
Equity securities	402	—	19,813	25,051	45,266
Other investments	—	—	1,385	87,688	89,073
Total investments	$51,345	$262,420	$21,198	$112,739	$447,702
As a percentage of total assets	2.9%	14.9%	1.2%	6.4%	25.4%

Underwriting-related derivative liability	$—	$—	$3,966	$—	$3,966

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$55,532	$—	$—	$—	$55,532
U.S. agency bonds – mortgage-backed	—	34,365	—	—	34,365
Collateralized mortgage-backed bonds	—	6,767	—	—	6,767
Non-U.S. government bonds	—	11,818	—	—	11,818
Collateralized loan obligations	—	114,092	—	—	114,092
Corporate bonds	—	91,953	—	—	91,953
Equity securities	386	—	17,806	25,429	43,621
Other investments	—	1,000	1,000	90,666	92,666
Total investments	$55,918	$259,995	$18,806	$116,095	$450,814
As a percentage of total assets	3.0%	14.1%	1.0%	6.3%	24.4%

Underwriting-related derivative liability	$—	$—	$14,559	$—	$14,559
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
The Pricing Service was utilized to estimate fair value measurements for 98.4% and 98.5% of our fixed maturities at March 31, 2023 and December 31, 2022, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At March 31, 2023 and December 31, 2022, approximately 1.6% and 1.5%, respectively, of our fixed maturities were valued using the market approach. At March 31, 2023, one security or $5,121 (December 31, 2022 - one security or $4,764) of our fixed maturity investment portfolio classified as Level 2 in the table above was priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
At March 31, 2023 and December 31, 2022, the Company has not adjusted any pricing provided to it based on the review performed by its investment managers. There were no transfers to or from Level 3 during the three months ended March 31, 2023 and 2022.
(c) Level 3 Financial Instruments
At March 31, 2023, the Company holds Level 3 financial instruments which include privately held equity investments of $21,198 (December 31, 2022 - $18,806) which are included in total investments and an underwriting-related derivative liability of $3,966 (December 31, 2022 - $14,559) on a reinsurance contract written by GLS which is included in accrued expenses and other liabilities.
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
The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at March 31, 2023:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Privately held equity securities - common shares	$6,861	Quarterly financial statements	Price/book ratios of comparable public companies
Privately held equity securities - preferred shares	14,337	Quarterly financial statements	Privately calculated enterprise valuations
Total Level 3 investments	$21,198

Underwriting-related derivative liability	$3,966	Discounted cash flows	Duration matched discount rates	2.0%	to	3.0%
The following table shows the reconciliation of beginning and ending balances for investments measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2023 and 2022. The Company includes any related interest and dividend income in net investment income and are excluded from the reconciliation in the table below:

	For the Three Months Ended March 31,
	2023	2022
Balance - beginning of period	$18,806	$7,094
Net realized and unrealized gains recognized in the statement of income	1,392	—
Purchases	1,000	2,566
Total Level 3 investments - end of period	$21,198	$9,660

(d) Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried, at fair value, except for certain financial instruments related to insurance contracts.
At March 31, 2023, the carrying values of cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable, loan to related party, and certain other assets and liabilities approximate fair values due to their inherent short duration. As these financial instruments are not actively traded, the fair values of these financial instruments are classified as Level 2.
The investments made by direct lending entities are carried at cost less an allowance for expected credit losses, with any indication of credit loss recognized in net income when determined. The net carrying value of which approximates fair value. The fair value estimates of these investments are not based on observable market data and, as a result, are classified as Level 3.
The fair values of the Senior Notes (as defined in "Note 7. Long-Term Debt") are based on indicative market pricing obtained from a third-party pricing service which uses observable market inputs, and therefore the fair values of these liabilities are classified as Level 2.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
The following table presents the respective carrying value and fair value for the Senior Notes as at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes - MHLA – 6.625%	$110,000	$63,360	$110,000	$76,560
Senior Notes - MHNC – 7.75%	152,500	101,870	152,500	113,826
Total Senior Notes	$262,500	$165,230	$262,500	$190,386

6. Shareholders' Equity

a)Common Shares
At March 31, 2023, the aggregate authorized share capital of the Company is 150,000,000 shares from which 149,583,812 common shares were issued, of which 101,763,727 common shares are outstanding, and 47,820,085 shares are treasury shares. Included in treasury shares are 41,439,348 common shares issued to Maiden Reinsurance as part of the exchange for preference shares held ("Exchange") which are not treated as outstanding common shares on the Condensed Consolidated Balance Sheet on March 31, 2023.
The remaining 416,188 shares are undesignated at March 31, 2023. At March 31, 2023, 998,108 common shares will be issued and outstanding upon vesting of restricted shares.
b)Treasury Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common shares from time to time at market prices. The Company has a remaining authorization of $74,245 for common share repurchases at March 31, 2023 (December 31, 2022 - $74,245). No repurchases were made during the three months ended March 31, 2023 and 2022 under the common share repurchase plan.
During the three months ended March 31, 2023, the Company repurchased 128,156 common shares (2022 - 403,716) at an average price per share of $2.25 (2022 - $2.50) from employees, which represent tax withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares.
The 41,439,348 common shares issued to Maiden Reinsurance as part of the Exchange are reflected as treasury shares on the Condensed Consolidated Balance Sheet and are not treated as outstanding common shares at March 31, 2023. Please refer to further details on the Exchange in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023.
The table below includes the total number of treasury shares outstanding at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Number of treasury shares held by Maiden Reinsurance due to the Exchange	41,439,348	41,439,348
Number of treasury shares due to common share repurchases for tax purposes	6,380,737	6,252,581
Total number of treasury shares at the end of the reporting period	47,820,085	47,691,929

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
6. Shareholders' Equity (continued)
c)Accumulated Other Comprehensive Loss ("AOCI")
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended March 31, 2023	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(15,668)	$(25,566)	$(41,234)
Other comprehensive income before reclassifications	1,906	568	2,474
Net current period other comprehensive income	1,906	568	2,474
Ending balance, Maiden shareholders	$(13,762)	$(24,998)	$(38,760)

For the Three Months Ended March 31, 2022	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(2,693)	$(9,522)	$(12,215)
Other comprehensive (loss) income before reclassifications	(12,921)	5,592	(7,329)
Amounts reclassified from AOCI to net income, net of tax	(5,238)	—	(5,238)
Net current period other comprehensive (loss) income	(18,159)	5,592	(12,567)
Ending balance, Maiden shareholders	$(20,852)	$(3,930)	$(24,782)

7. Long-Term Debt
Senior Notes
At March 31, 2023 and December 31, 2022, Maiden Holdings had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") and its wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA") had outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes") (collectively "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following tables detail the issuances of Senior Notes outstanding at March 31, 2023 and December 31, 2022:

March 31, 2023	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,391	4,490	7,881
Carrying value	$106,609	$148,010	$254,619

December 31, 2022	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,406	3,522	6,928
Carrying value	$106,594	$148,978	$255,572

Other details:
Original debt issuance costs	$3,715	$5,054
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt (continued)
Total interest and amortization expense incurred on the Senior Notes for the three months ended March 31, 2023 was $3,824 (2022 - $4,832), of which $1,342 was accrued as interest payable at both March 31, 2023 and December 31, 2022, respectively. The issuance costs related to the Senior Notes were capitalized and are amortized over the effective life of the Senior Notes using the effective interest method of amortization.
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
Please see "Note 14. Subsequent Events" for details of the recent authorization for Maiden Reinsurance to repurchase a portion of the Company's Senior Notes from time to time at market prices, in open market purchases or as may be privately negotiated.

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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the three months ended March 31, 2023 and 2022 was as follows:

For the Three Months Ended March 31,	2023	2022
Premiums written
Direct	$6,859	$4,736
Assumed	(6,022)	(14,906)
Ceded	(77)	(153)
Net	$760	$(10,323)
Premiums earned
Direct	$6,862	$4,751
Assumed	2,217	(3,469)
Ceded	(77)	(160)
Net	$9,002	$1,122
Loss and LAE
Gross loss and LAE	$9,796	$(2,196)
Loss and LAE ceded	19	(87)
Net	$9,815	$(2,283)
The Company's reinsurance recoverable on unpaid losses balance as at March 31, 2023 was $552,513 (December 31, 2022 - $556,116) presented in the Condensed Consolidated Balance Sheets. As of March 31, 2023, the total allowance for expected credit losses on the Company's reinsurance recoverable balance was $4,254.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
8. Reinsurance (continued)
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on reinsurance recoverable for the three months ended March 31, 2023:

For the Three Months Ended March 31,	2023
Allowance for expected credit losses on reinsurance recoverable, beginning of period	$4,277
Reduction for expected credit losses on reinsurance recoverable where credit losses were previously recognized	(23)
Allowance for expected credit losses on reinsurance recoverable, end of period	$4,254
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $55,836 at March 31, 2023 (December 31, 2022 - $60,112). The recoverable due includes an allowance for expected credit losses of $3,915 as at March 31, 2023.
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
As of March 31, 2023, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $491,651 while the deferred gain liability under the LPT/ADC Agreement was $46,981 (December 31, 2022 - $490,408 and $45,408, respectively). The recoverable due under the LPT/ADC Agreement includes an allowance for expected credit losses of $330 as at March 31, 2023. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2025.
Cavello provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement. Cavello is subject to additional collateral funding requirements as explained in "Note 10. Related Party Transactions". As of March 31, 2023, the amount of collateral required was $461,563. Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar, has credit ratings of BBB from both Standard & Poor's and Fitch Ratings at March 31, 2023.

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

	March 31, 2023	December 31, 2022
Reserve for reported loss and LAE	$663,858	$702,691
Reserve for losses incurred but not reported ("IBNR")	407,765	428,717
Reserve for loss and LAE	$1,071,623	$1,131,408
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Three Months Ended March 31,	2023	2022
Gross loss and LAE reserves, January 1	$1,131,408	$1,489,373
Less: reinsurance recoverable on unpaid losses, January 1	556,116	562,845
Net loss and LAE reserves, January 1	575,292	926,528
Net incurred losses related to:
Current year	6,159	5,002
Prior years	3,656	(7,285)
	9,815	(2,283)
Net paid losses related to:
Current year	(75)	(49)
Prior years	(73,013)	(101,669)
	(73,088)	(101,718)
Change in deferred gain on retroactive reinsurance	(1,573)	1,339
GLS run-off business acquired or assumed	767	14,350
Allowance for expected credit losses on recoverables	4,286	—
Effect of foreign exchange rate movements	3,611	(10,455)
Net loss and LAE reserves, March 31	519,110	827,761
Reinsurance recoverable on unpaid losses, March 31	552,513	558,262
Gross loss and LAE reserves, March 31	$1,071,623	$1,386,023
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years. The favorable or unfavorable development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. The Company recognized net adverse prior year loss development of $3,656 for the three months ended March 31, 2023 (2022 - favorable $7,285).
In the Diversified Reinsurance segment, there was adverse prior year loss development of $757 for the three months ended March 31, 2023 (2022 - favorable $2,211). Prior year loss development for the three months ended March 31, 2023 was due to adverse reserve development in other runoff business and also included the recognition of expected credit losses on reinsurance recoverable on unpaid losses. Prior year loss development for the three months ended March 31, 2022 was due to favorable reserve development in German Auto Programs and other runoff business.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
9. Reserve for Loss and Loss Adjustment Expenses (continued)
In the AmTrust Reinsurance segment, net adverse prior year loss development was $2,899 during the three months ended March 31, 2023, (2022 - favorable $5,074). Net adverse prior year loss development for the three months ended March 31, 2023 was driven by unfavorable movement in General Liability, Auto Liability and Specialty Risk & Extended Warranty partly offset by continued favorable development in Workers Compensation. Net favorable prior year loss development for the three months ended March 31, 2022 was primarily due to favorable development from Workers Compensation policies and adjustments to AmTrust's inuring reinsurance for certain programs in Specialty Risk and Extended Warranty.
The increase in the deferred gain on retroactive reinsurance was $1,573 for the three months ended March 31, 2023 (2022 - $1,339 decrease). This change included an increase in the deferred gain liability and related reinsurance recoverable on unpaid losses under the LPT/ADC Agreement with Cavello of $1,573 for the three months ended March 31, 2023 (2022 - $1,000 decrease) which is due to adverse development on loss reserves covered under the LPT/ADC Agreement ((2022 - favorable). The deferred gain on retroactive reinsurance under the LPT/ADC Agreement represents the cumulative adverse development for covered risks in the AmTrust Quota Share as of March 31, 2023 and December 31, 2022. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2025.

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
Effective July 1, 2022, Maiden Reinsurance and AIU DAC entered into an agreement ("Commutation Agreement") which provided for AIU DAC to assume all reserves ceded by AIU DAC to Maiden Reinsurance with respect to AIU DAC’s French Medical Malpractice exposures for underwriting years 2012 through 2018 reinsured by Maiden Reinsurance under the European Hospital Liability Quota Share. In accordance with the Commutation Agreement, Maiden Reinsurance paid $31,291 (€29,401) to AIU DAC, which is the sum of net ceded reserves of $27,625 (€25,956) and an agreed exit cost of $3,666 (€3,444). As a result of the Commutation Agreement, Maiden Reinsurance reduced its exposure to AmTrust's Hospital Liability business, but still has exposure to Italian medical malpractice liabilities under the European Hospital Liability Quota Share.
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Condensed Consolidated Income Statements for the three months ended March 31, 2023 and 2022, respectively:

	For the Three Months Ended March 31,
	2023	2022
Gross and net premiums written	$(6,013)	$(14,906)
Net premiums earned	1,531	(4,833)
Net loss and LAE	(7,182)	923
Commission and other acquisition expenses	(579)	1,243
Collateral provided to AmTrust
a) AmTrust Quota Share
To provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of AmTrust's insurance subsidiaries, established trust accounts ("Trust Accounts") for their benefit. Maiden Reinsurance has provided appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral which can include any of the following:
(a) assets loaned by Maiden Reinsurance to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties;
(b) assets transferred by Maiden Reinsurance for deposit into the Trust Accounts; or
(c) a letter of credit obtained by Maiden Reinsurance and delivered to an AmTrust subsidiary on AII's behalf.
Maiden Reinsurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Reinsurance's proportionate share of its obligations under the AmTrust Quota Share. The collateral requirements under the AmTrust Quota Share with AII was satisfied as follows:
•by lending funds of $167,975 at March 31, 2023 and December 31, 2022 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes and was assigned by AII to AmTrust

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. Interest income on the loan was $2,698 for the three months ended March 31, 2023 (2022 - $879) and the effective yield was 6.4% for the respective period (2022 - 2.1%).
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
•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral at March 31, 2023 was $28,482 (December 31, 2022 - $42,305) and the accrued interest was $143 (December 31, 2022 - $224). Please refer to "Note 4. (e) Investments" for additional information;
•on January 11, 2019, the Company transferred $575,000 to AmTrust as a portion of the existing Trust Accounts used for collateral on the AmTrust Quota Share was converted to a funds withheld arrangement. The funds withheld receivable earns an annual interest rate of 3.5% for 2023, subject to annual adjustment (2.1% for 2022). At March 31, 2023, the funds withheld balance was $351,525 (December 31, 2022 - $416,835) and accrued interest was $3,434 (December 31, 2022 - $2,359). The interest income on the funds withheld receivable was $3,281 for the three months ended March 31, 2023 (2022 - $2,552).
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
Pursuant to the terms of Post Termination Endorsement No. 2 to the AmTrust Quota Share, Maiden Reinsurance strengthened the collateral protection provided by Maiden Reinsurance to AII by increasing the required funding percentage for Maiden Reinsurance under the collateral arrangements between the parties to 110% of its obligations, subject to a minimum excess funding requirement of $54,000, as may be mutually amended by the parties from time to time. Post Termination Endorsement No. 2 also sets forth conditions by which the funding percentage will be reduced and the sequence of how collateral will be utilized as obligations, as defined under the AmTrust Quota Share, are satisfied. Pursuant to the terms of Post Termination Endorsement No. 2, the funding percentage was reduced to 107.5% during the first quarter of 2023.
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
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of the collateral held in reinsurance trust accounts at March 31, 2023 was $192,620 (December 31, 2022 - $188,473) and the accrued interest was $1,138 (December 31, 2022 - $966).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
10. Related Party Transactions (continued)
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $73 of investment management fees for the three months ended March 31, 2023 (2022 - $126) under this agreement.
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
11. Commitments, Contingencies and Guarantees
There are no material changes from the commitments, contingencies and concentrations previously disclosed in the Company’s Form 10-K for the year ended December 31, 2022.
a)Concentrations of Credit Risk
At March 31, 2023 and December 31, 2022, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance balances receivable, reinsurance recoverable on paid and unpaid losses and funds withheld receivable. Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength.
The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts that are considered potentially uncollectible. Letters of credit are provided by its reinsurers for material amounts recoverable as discussed in "Note 8. Reinsurance".
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party, reinsurance balances receivable and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at March 31, 2023. To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at March 31, 2023 will be fully collectible.
b)Investment Commitments and Related Financial Guarantees
The Company had total unfunded commitments on alternative investments of $109,188 at March 31, 2023 (December 31, 2022 - $112,989) which included commitments for other investments, private equity securities and equity method investments. The table below shows the total unfunded commitments by type of investment as at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Fair Value	% of Total	Fair Value	% of Total
Private equity funds	$53,160	48.7%	$54,996	48.7%
Private credit funds	12,281	11.3%	13,906	12.3%
Privately held equity investments	705	0.6%	705	0.6%
Total unfunded commitments on other investments	$66,146	60.6%	$69,607	61.6%

Total unfunded commitments on equity securities	$16,509	15.1%	$16,509	14.6%

Total unfunded commitments on equity method investments	$26,533	24.3%	$26,873	23.8%

Total unfunded commitments on alternative investments	$109,188	100.0%	$112,989	100.0%

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
As discussed above, at March 31, 2023, guarantees of $42,256 (December 31, 2022 - $42,141) were provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.
c)Operating Lease Commitments
The Company leases office spaces and office equipment under various operating leases expiring in various years through 2025. The Company's leases are currently classified as operating leases and none of them have non-lease components. For operating leases that have a lease term of more than twelve months, and whose lease payments are above a certain threshold, the Company recognizes a lease liability and a right-of-use asset in the Condensed Consolidated Balance Sheets at the present value of the remaining lease payments until expiration.
As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 10%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability.
At March 31, 2023, the Company's future lease obligations of $382 (December 31, 2022 - $300) were calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate. This amount has been recognized on the Consolidated Balance Sheet as a lease liability within accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets.
The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.The Company's weighted-average remaining lease term is approximately 1.9 years at March 31, 2023.
Under Topic 842, Leases, the Company continues to recognize the related leasing expense on a straight-line basis over the lease term on the Consolidated Statements of Income. The Company's total lease expense for three months ended March 31, 2023 was $60 (2022 - $48) recognized within net income consistent with the prior accounting treatment under Topic 840.
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

12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(11,328)	$(1,949)
Gain from repurchase of preference shares - Series A, C and D	—	3,543
Amount allocated to participating common shareholders(1)	—	(10)
Net (loss) income allocated to Maiden common shareholders	$(11,328)	$1,584
Denominator:
Weighted average number of common shares – basic	101,552,364	86,547,173
Potentially dilutive securities:
Share options and restricted share units(2)	—	3,642
Adjusted weighted average number of common shares – diluted(2)	101,552,364	86,550,815
Basic and diluted (loss) earnings per share attributable to common shareholders	$(0.11)	$0.02
(1)This represents the share in net income using the two-class method for holders of non-vested restricted shares issued to the Company's employees under the 2019 Omnibus Incentive Plan.
(2)Please refer to "Note 6. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for the terms and conditions of securities that could potentially be dilutive in the future. There were no potentially dilutive securities for the three months ended March 31, 2023 (2022 - 3,642).

13. Income Taxes
The Company recognized an income tax benefit of $28 for the three months ended March 31, 2023, compared to an income tax expense of $1,255 for the same respective period in 2022. The effective tax rate on the Company's net loss differs from the statutory rate of zero percent under Bermuda law due to tax on foreign operations, primarily the U.S. and Sweden.
A valuation allowance has been established against the net U.S. deferred tax assets which are primarily attributable to net operating losses and discounting of loss reserves for tax purposes. At this time, the Company believes it is necessary to establish a valuation allowance against the U.S. net deferred tax assets as more evidence is needed regarding the utilization of these tax benefits in the future.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
14. Subsequent Events
On May 3, 2023, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100,000 of the Company's Senior Notes from time to time at market prices in open market purchases or as may be privately negotiated.
On May 3, 2023 at its Annual General Meeting of Shareholders, the Company's common shareholders approved the increase in the authorized share capital of the Company from $1,500 divided into 150,000,000 shares of par value $0.01 each, to $2,000 divided into 200,000,000 of par value $0.01 each.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Form 10-Q" or this "Report"). References in this Form 10-Q to the terms "we", "us", "our", "the Company", "Maiden" or other similar terms mean the consolidated operations of Maiden Holdings, Ltd. and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term "Maiden Holdings" means Maiden Holdings, Ltd. only. Certain reclassifications have been made for 2022 to conform to the 2023 presentation and have no impact on consolidated net income and total equity previously reported.
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
Factors that could cause our actual results and financial condition to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the U.S. Securities and Exchange Commission ("SEC") on March 15, 2023, however, these factors should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

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
We are not currently underwriting reinsurance business on new prospective risks but are actively underwriting risks on a retroactive basis through Genesis Legacy Solutions ("GLS"). We also have various historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off, including the liabilities associated with AmTrust Financial Services, Inc. ("AmTrust") which we terminated in 2019 as discussed in "Note 10. Related Party Agreements" of the Notes to Condensed Consolidated Financial Statements in Part I Item 1. "Financial Information". In addition, we have a Loss Portfolio Transfer and Adverse Development Cover Agreement ("LPT/ADC Agreement") with Cavello Bay Reinsurance Limited ("Cavello") and a commutation agreement that further reduces our exposure to and limits the potential volatility related to our AmTrust liabilities in run-off, as discussed in "Note 8. Reinsurance" of the Notes to Condensed Consolidated Financial Statements in Part I Item 1. "Financial Information".
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
Our business currently consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. This segment also includes transactions entered into by GLS which was formed in November 2020. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”) and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries, AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), both of which are in run-off effective as of January 1, 2019.
Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed on March 15, 2023 for further information on recent developments within the Company.
Business Strategy
We continued to deploy our revised operating strategy during 2023 which leverages the significant assets and capital we retain. In addition to restoring operating profitability, our strategic focus centers on creating the greatest risk-adjusted shareholder returns in order to increase book value for our common shareholders, both near and long-term. This strategy has three principal areas of focus:
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
The measures implemented in recent years have allowed us to more flexibly allocate capital to those activities most likely to produce the greatest returns for shareholders, and we are actively engaged in evaluating and deploying funds in all pillars of the strategies as discussed herein. We also believe that these areas of strategic focus will enhance our profitability through increased returns, which should also increase the likelihood of fully utilizing the significant net operating loss ("NOL") carryforwards as described further below which would create additional common shareholder value.

Our ability to execute our asset and capital management initiatives is dependent on maintaining adequate levels of unrestricted liquidity and cash flows. Further, there can be no assurance that our insurance liabilities will run-off at levels that will permit further capital management activities, which we continually review as part of our strategy. As our insurance liabilities run-off and our other strategies potentially develop along timelines longer than initially anticipated, we may allocate capital to other insurance activities that produce more consistent levels of revenue and profit as we seek to create longer-term shareholder value. Please refer to the "Liquidity and Capital Resources" section for further information on our asset and capital management activities.
Asset Management
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
In recent years, we have invested approximately $263.5 million into alternative investments which include equity securities, other investments and equity method investments in a wide variety of asset classes and we believe these activities will exceed that benchmark cost of capital with adjustments as necessary if those returns do not emerge.
Recent development and trends in financial markets, particularly the rapid rise in interest rates and heightened risk of economic recession, indicate that it may take longer than expected to achieve those returns and we expect that to factor into future capital allocation decisions. In particular, as interest rates have risen to more historically observed levels, we have focused on investing in assets that produce higher levels of current income as opposed to longer-term gains, in order to increase returns to shareholders and increase the opportunity to recognize our deferred tax assets discussed below.
Legacy Underwriting
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
Effective October 1, 2021, GLS completed its first loss portfolio transfer transaction which included an ADC cover. GLS continues to write additional retroactive reinsurance transactions consistent with its business plan. In addition to producing long-term returns that may exceed the target cost of capital, we expect the business produced through GLS should further enhance our ability to pursue the asset and capital management pillars of our business strategy. The nature of GLS business plan is that it may take a sustained period of growth in insurance liabilities to produce the targeted returns. In addition, early stage initiatives such as GLS may take a period of time to reach profitability. Finally, the nature of legacy transactions which GLS seeks to execute may be inconsistent as to their timing and not predictable as regards how many transactions may be completed in any fiscal period. As of March 31, 2023, GLS and its subsidiaries hold insurance related liabilities of $31.7 million including total reserves of $25.0 million, an underwriting-related derivative liability of $4.0 million, net deferred gains on retroactive reinsurance of $2.3 million and reinsurance losses payable of $0.4 million.
Capital Management
Our capital management strategy is significantly informed by the required capital needed to operate our business in a prudent manner and our ongoing analysis of our loss development trends. Trends in recent years have increased our confidence in our recorded ultimate losses for our insurance liabilities in run-off, however a prudent assessment dictates that the run-off portfolio still requires additional maturity to fully emerge, as evidenced by the adverse loss development we experienced in 2022. While there is no assurance that these recent positive long-term loss development trends will persist, as our confidence has increased, it has enabled us to pursue continued capital management initiatives, primarily the repurchase of our preference shares and the subsequent exchange of those shares for common shares ("Exchange"), which we believe provided the greatest risk-adjusted returns to our common shareholders. Please refer to "Notes to Consolidated Financial Statements - Note 6 — Shareholders' Equity" under Item 8 "Financial Statements and Supplementary Data" of the Annual Report on Form 10-K for the year ended December 31, 2022 for further information on the Exchange.
Completion of the Exchange represented a significant milestone in our capital management plan and we continue to evaluate other capital management options that may be available to us, and our Board has recently authorized the repurchase of up to $100.0 million of our senior notes. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 14. Subsequent Events" included under Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q for further information. However, there can be no assurance that we will pursue such initiatives, or that they will provide appropriate risk-adjusted returns.

Maiden NA
We believe Maiden NA’s investments, including its ownership of Maiden Reinsurance and its active asset management strategy, will create opportunities to utilize NOL carryforwards of $296.8 million at March 31, 2023. The NOL carryforwards combined with additional net deferred tax assets ("DTA") primarily related to our insurance liabilities result in net U.S. DTA (before valuation allowance) of $120.3 million or $1.18 per common share at March 31, 2023.
Net U.S. DTA of $120.3 million is not presently recognized on the Company's condensed consolidated balance sheets as a full valuation allowance is carried against it. At this time, while positive evidence in support of reducing the valuation allowance is growing, the Company believes it is necessary to maintain a full valuation allowance against the net U.S. DTA as more evidence is needed regarding the utilization of these losses. As circumstances further develop, we will continuously evaluate the amount of the valuation allowance held against the net U.S. DTA.
For further details please see "Note 13 — Income Taxes" included under Item 8 "Financial Statements and Supplementary Data" of the Annual Report on Form 10–K for the year ended December 31, 2022. Taken together, we believe these measures should generate additional income for Maiden NA in a tax-efficient manner, while sharing in the improvement in profitability anticipated in Maiden Reinsurance as a result of the measures enacted as described above.
Three Months Ended March 31, 2023 and 2022 Financial Highlights

For the Three Months Ended March 31,	2023	2022	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net loss	$(11,328)	$(1,949)	$(9,379)
Gain from repurchase of preference shares	—	3,543	(3,543)
Net (loss) income attributable to Maiden common shareholders	(11,328)	1,594	(12,922)
Basic and diluted earnings per common share:
Net (loss) income attributable to common shareholders(2)	(0.11)	0.02	(0.13)
Gain from repurchase of preference securities per common share	—	0.04	(0.04)
Gross premiums written	836	(10,170)	11,006
Net premiums earned	9,002	1,122	7,880
Underwriting loss(3)	(8,253)	(1,655)	(6,598)
Net investment results(13)	10,499	10,147	352
Non-GAAP measures:
Non-GAAP operating loss(1)	(7,893)	(6,935)	(958)
Non-GAAP basic and diluted operating loss per common share(1)	(0.08)	(0.08)	—
Annualized non-GAAP operating return on average common shareholders' equity(1)	(9.9)%	(10.5)%	0.6

	March 31, 2023	December 31, 2022	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(4)	$618,209	$633,684	$(15,475)
Total assets	1,756,081	1,846,866	(90,785)
Reserve for loss and LAE	1,071,623	1,131,408	(59,785)
Senior notes - principal amount	262,500	262,500	—
Shareholders' equity	270,794	284,579	(13,785)
Total capital resources(5)	533,294	547,079	(13,785)
Ratio of debt to total capital resources(10)	49.2%	48.0%	1.2
Book Value calculations:
Book value per common share(6)	$2.66	$2.80	$(0.14)
Accumulated dividends per common share(12)	4.27	4.27	—
Book value per common share plus accumulated dividends	$6.93	$7.07	$(0.14)
Change in book value per common share plus accumulated dividends	(2.0)%
Diluted book value per common share(7)	$2.64	$2.79	$(0.15)

Non-GAAP measures:
Adjusted book value per common share(8)	$3.12	$3.25	$(0.13)
Adjusted shareholders' equity(9)	317,775	329,987	(12,212)
Adjusted total capital resources(9)	580,275	592,487	(12,212)
Ratio of debt to adjusted total capital resources(11)	45.2%	44.3%	0.9
(1)Non-GAAP operating earnings (loss), non-GAAP operating earnings (loss) per common share, and annualized non-GAAP operating return on average common shareholders' equity are non-GAAP financial measures. See "Key Financial Measures" for additional information.
(2)Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 12. Earnings per Common Share" for the calculation of basic and diluted income (loss) per common share.
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
(6)Book value per common share is calculated using shareholders’ equity divided by the number of common shares outstanding. See "Key Financial Measures" for additional information.
(7)Diluted book value per common share is calculated by dividing shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted shares (assuming exercise of all dilutive share based awards). See "Key Financial Measures" for additional information.
(8)Adjusted book value per common share is a non-GAAP measure that is calculated using shareholders' equity, adjusted by adding to shareholders' equity the unamortized deferred gain on retroactive reinsurance arising from the LPT/ADC Agreement, divided by the number of common shares outstanding. See "Key Financial Measures" for additional information.
(9)Adjusted shareholders' equity and adjusted total capital resources are calculated by adding to shareholders' equity the unamortized deferred gain on retroactive reinsurance arising from the LPT/ADC Agreement with Cavello relating to losses from the AmTrust Quota Share agreement. Under U.S. GAAP, the deferred gain shall be amortized over the estimated remaining settlement period. See "Key Financial Measures" for additional information.
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
Non-GAAP operating earnings (loss) is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized investment gains (losses); (2) foreign exchange and other gains (losses); (3) the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under the LPT/ADC Agreement and related changes in amortization of the deferred gain liability; and (4) interest in income (loss) of equity method investments. We excluded net realized investment gains (losses), interest in income (loss) of equity method investments and foreign exchange and other gains (losses) as we believe these are influenced by market opportunities and other factors. We do not believe that ceded risks under the LPT/ADC Agreement are representative of our ongoing and future business which are different to retroactive reinsurance risks written by GLS that are representative of our ongoing and future business. We believe all of these amounts are substantially independent of our business and any potential future underwriting process, therefore including them would distort the analysis of underlying trends in our operations.
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
The Company no longer presents certain non-GAAP measures such as combined ratio and its related components in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023, as it believes that as the run-off of our reinsurance portfolios progresses, such ratios are increasingly not meaningful and of less value to readers as they evaluate the financial results of the Company, particularly compared to historical data.
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
Non-GAAP Operating Return on Average Adjusted Shareholders' Equity ("Non-GAAP Operating ROACE"): Management uses non-GAAP operating return on average adjusted shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using non-GAAP operating earnings (loss) available to common shareholders (as defined above) divided by average adjusted shareholders' equity.
Book Value per Common Share and Diluted Book Value per Common Share: Book value per common share and diluted book value per common share are non-GAAP measures. Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, because management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our fixed income investment portfolio, as well as common share repurchases.
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
Adjusted Total Shareholders' Equity, Adjusted Total Capital Resources, Ratio of Debt to Adjusted Total Capital Resources and Adjusted Book Value per Common Share: Management has adjusted GAAP shareholders' equity by adding to shareholders' equity the unamortized deferred gain on ceded retroactive reinsurance under the LPT/ADC Agreement. The unamortized deferred gain on ceded retroactive reinsurance under the LPT/ADC Agreement includes the aggregate impact of: 1) cumulative increases to losses incurred prior to December 31, 2018 for which we have ceded the risk under the LPT/ADC Agreement; and 2) changes in estimated ultimate losses for certain workers' compensation reserves previously commuted by the Company to AmTrust which are subject to specific terms and conditions pursuant to the LPT/ADC Agreement.
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
Certain Operating Measures
Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023, for a general discussion on "Certain Operating Measures" utilized by the Company.
Critical Accounting Policies and Estimates
The Company's critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023.
The critical accounting policies and estimates should be read in conjunction with "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" included in this Form 10-Q and "Notes to Consolidated Financial Statements Note 2. Significant Accounting Policies" included within the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023. There have been no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Gross premiums written	$836	$(10,170)
Net premiums written	$760	$(10,323)
Net premiums earned	$9,002	$1,122
Other insurance (expense) revenue, net	(59)	51
Net loss and LAE	(9,815)	2,283
Commission and other acquisition expenses	(4,235)	(2,528)
General and administrative expenses(1)	(3,146)	(2,583)
Underwriting loss (2)	(8,253)	(1,655)
Other general and administrative expenses(1)	(6,962)	(8,303)
Net investment income	9,545	6,567
Net realized and unrealized investment gains	1,005	2,309
Foreign exchange and other (losses) gains	(2,816)	3,949
Interest and amortization expenses	(3,824)	(4,832)
Income tax benefit (expense)	28	(1,255)
Interest in (loss) income of equity method investments	(51)	1,271
Net loss	(11,328)	(1,949)
Gain from repurchase of preference shares	—	3,543
Net (loss) income (attributable) available to Maiden common shareholders	$(11,328)	$1,594
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

Net Income
Net loss attributable to Maiden common shareholders for the three months ended March 31, 2023 was $11.3 million compared to net income available to Maiden common shareholders of $1.6 million for the same respective period in 2022. Net income available to Maiden common shareholders for the three months ended March 31, 2022 included gains from repurchase of our preference shares of $3.5 million.
Excluding the gain on the repurchase of our preference shares in 2022, there was a net loss of $11.3 million for the first quarter of 2023 compared to a net loss of $1.9 million for the first quarter of 2022, primarily due to the following:
•underwriting loss of $8.3 million for the three months ended March 31, 2023 compared to underwriting loss of $1.7 million in the same period in 2022 largely due to:
◦adverse prior year loss development of $3.7 million in the first quarter of 2023 compared to favorable prior year loss development of $7.3 million during the same period in 2022; and
◦on a current accident year basis, underwriting loss of $4.6 million for the three months ended March 31, 2023 compared to an underwriting loss of $8.9 million for the same period in 2022, largely due to lower negative premium adjustments reported by AmTrust in the first quarter of 2023 as compared to the same period in 2022.
•foreign exchange and other losses were $2.8 million for the three months ended March 31, 2023, compared to foreign exchange and other gains of $3.9 million for the same period in 2022.
These unfavorable movements were partly offset by the following favorable results:
•total income from investment activities was $10.5 million for the three months ended March 31, 2023 compared to $10.1 million for the same period in 2022 which was comprised of:
◦net investment income increased to $9.5 million for the three months ended March 31, 2023 compared to $6.6 million for the same period in 2022;

◦realized and unrealized investment gains were $1.0 million for the three months ended March 31, 2023 compared to gains of $2.3 million for the same period in 2022; and
◦interest in loss of equity method investments was $0.1 million for the three months ended March 31, 2023 compared to income of $1.3 million for the same period in 2022.
•corporate general and administrative expenses decreased to $7.0 million for the three months ended March 31, 2023 compared to $8.3 million for the same period in 2022.
Net Premiums Written
The tables below compare net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three months ended March 31, 2023 and 2022:

For the Three Months Ended March 31,	2023	2022	Change in
($ in thousands)	Total	Total	$
Diversified Reinsurance	$6,773	$4,583	$2,190
AmTrust Reinsurance	(6,013)	(14,906)	8,893
Total	$760	$(10,323)	$11,083
Net premiums written for the three months ended March 31, 2023 increased to $0.8 million, compared to net premiums written of $(10.3) million for the same respective period in 2022:
•Premiums written in the Diversified Reinsurance segment increased by $2.2 million for the three months ended March 31, 2023, compared to the same respective period in 2022 due to growth in direct premiums for Credit Life programs written by Maiden LF and Maiden GF.
•Premiums written in the AmTrust Reinsurance segment increased by $8.9 million for the three months ended March 31, 2023 compared to the same respective period in 2022 largely due to lower negative cession adjustments made in the first quarter of 2023 compared to the same period in 2022.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned increased by $7.9 million for the three months ended March 31, 2023, compared to the same respective period in 2022. The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the three months ended March 31, 2023 and 2022:

For the Three Months Ended March 31,	2023	2022	Change in
($ in thousands)	Total	Total	$
Diversified Reinsurance	$7,471	$5,955	$1,516
AmTrust Quota Share Reinsurance	1,531	(4,833)	6,364
Total	$9,002	$1,122	$7,880
Net premiums earned in the Diversified Reinsurance segment for the three months ended March 31, 2023 increased by $1.5 million or 25.5% compared to the same respective period in 2022 mainly due to growth in Credit Life programs written by Maiden LF and Maiden GF. Please refer to the analysis of our Diversified Reinsurance segment for further discussion.
Net premiums earned in the AmTrust Reinsurance segment for the three months ended March 31, 2023 increased by $6.4 million compared to the same respective period in 2022 primarily due to significant negative earned premium adjustments in the first quarter of 2022. Please refer to the analysis of our AmTrust Reinsurance segment for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to the analysis below of our Diversified Reinsurance segment for further discussion.
Net Investment Income
Total net investment income increased by $3.0 million or 45.3% for the three months ended March 31, 2023, compared to the same respective period in 2022. Net investment income experienced an increase in annualized average book yields to 3.7% for the three months ended March 31, 2023 compared to 1.7% in 2022 due to the following factors:
•shorter duration on our fixed income portfolio combined with 32.3% of our fixed income investments as of March 31, 2023 are floating rate investments which enabled us to take advantage of a higher interest rate environment by reinvesting at higher yields more quickly;
• higher crediting interest rate on our funds withheld balance with AmTrust which increased to 3.5% in 2023 from 2.1% in 2022, which had an average ending balance of $384.2 million during the three months ended March 31, 2023; and
•higher weighted average interest rate on our loan to related party of $168.0 million which increased to 6.4% during the three months ended March 31, 2023 compared to 2.1% for the same respective period in 2022.

Average aggregate fixed income assets at March 31, 2023 experienced a decline of 33.1% compared to March 31, 2022 due to continued run-off of reinsurance liabilities previously written on prospective risks, resulting in negative operating cash flows as we run-off our existing reinsurance liabilities.
The following table details our average aggregate fixed income assets (at cost) and annualized investment book yield for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Average aggregate fixed income assets, at cost (1)	$947,270	$1,416,353
Annualized investment book yield	3.7%	1.7%
(1)Fixed income assets include available-for-sale ("AFS") securities, cash and restricted cash, funds withheld receivable, and loan to related party. These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
Net Realized and Unrealized Investment Gains
Net realized and unrealized investment gains of $1.0 million were recognized for the three months ended March 31, 2023, compared to net realized and unrealized investment gains of $2.3 million for the same respective period in 2022. Total net realized and unrealized investment gains for the three months ended March 31, 2023 and 2022 are summarized in the table below by investment category:

For the Three Months Ended March 31,	2023	2022
Net realized gains:	($ in thousands)
Fixed income assets(1)	$—	$1,143
Other investments, including equity securities	176	79
Total net realized gains	176	1,222

Net unrealized gains:
Other investments, including equity securities	829	1,087
Total net unrealized gains	829	1,087

Total net realized and unrealized investment gains	$1,005	$2,309
(1) Fixed income assets includes AFS securities as well as cash, restricted cash, funds withheld receivable, and loan to related party.
Interest in (Loss) Income of Equity Method Investments
The Company had interest in loss of equity method investments of $0.1 million for the three months ended March 31, 2023, compared to interest in income of equity method investments of $1.3 million for the same respective period in 2022.
Equity method investments consist of hedge fund investments of $0.5 million, real estate investments of $41.1 million and other investments of $30.3 million as of March 31, 2023. Interest in (loss) income of equity method investments for the three months ended March 31, 2023 and 2022 is detailed by investment category in the following table:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Hedge fund investments	$167	$(68)
Real estate investments	(218)	—
Other investments	—	1,339
Interest in (loss) income of equity method investments	$(51)	$1,271
Net Loss and LAE
Net loss and LAE increased by $12.1 million during the three months ended March 31, 2023, compared to the same respective period in 2022 largely due to adverse prior year loss development in both reporting segments. The cessation of active reinsurance underwriting on prospective risks included the termination of the AmTrust Quota Share and European Hospital Liability Quota Share effective January 1, 2019.
Net loss and LAE for the first quarter of 2023 was primarily impacted by net adverse prior year loss development of $3.7 million compared to net favorable prior year loss development of $7.3 million for the same period in 2022. This net loss development is discussed in greater detail in the individual segment discussion and analysis and is primarily associated with run-off of unearned premium for terminated reinsurance contracts in the AmTrust Reinsurance and Diversified Reinsurance segments.

Commission and Other Acquisition Expenses
Commission and other acquisition expenses increased by $1.7 million or 67.5% for the three months ended March 31, 2023, compared to the same respective period in 2022 driven by lower earned premium adjustments in the AmTrust Reinsurance segment during the first quarter of 2023 compared to the same respective period in 2022 which resulted in a corresponding increase in commission costs and brokerage fees. Please see further discussion in the individual segment analysis below.
General and Administrative Expenses
General and administrative expenses include both segment and corporate expenses segregated for analytical purposes as a component of underwriting income. Total general and administrative expenses decreased by $0.8 million, or 7.1% for the three months ended March 31, 2023, compared to the same respective period in 2022 primarily due to lower stock-based incentive compensation costs incurred.
General and administrative expenses for the three months ended March 31, 2023 and 2022 were comprised of:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
General and administrative expenses – segments	$3,146	$2,583
General and administrative expenses – corporate	6,962	8,303
Total general and administrative expenses	$10,108	$10,886
Interest and Amortization Expenses
The interest and amortization expenses related to the outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 ("Senior Notes") were $3.8 million for the three months ended March 31, 2023 compared to $4.8 million for the same respective period in 2022. This included interest expense incurred on the Senior Notes for the three months ended March 31, 2023 and 2022 of $4.8 million, respectively. The issuance costs related to the Senior Notes were capitalized and are amortized over their effective life using the effective interest method of amortization. Due to a change in the amortization method for the 2013 Senior Notes at March 31, 2023, there was amortization income of $1.0 million for the three months ended March 31, 2023 compared to amortization expense of $0.1 million for the same respective period in 2022.
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the three months ended March 31, 2023 and 2022, respectively.
Foreign Exchange and Other (Losses) Gains
Net foreign exchange and other losses amounted to $2.8 million during the three months ended March 31, 2023, compared to net foreign exchange and other gains of $3.9 million for the same respective period in 2022.
At March 31, 2023, net foreign exchange losses were primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at March 31, 2023 included net loss reserves of $328.4 million. Our foreign currency asset exposures at March 31, 2023 included $208.6 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy as well as $21.1 million of equity method real estate investments denominated in Canadian dollars.
Net foreign exchange losses of $2.0 million for the three months ended March 31, 2023 were attributable to the weakening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro. Net foreign exchange gains of $3.9 million during the three months ended March 31, 2022 were attributable to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results for our Diversified Reinsurance segment for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Gross premiums written	$6,849	$4,736
Net premiums written	$6,773	$4,583
Net premiums earned	$7,471	$5,955
Other insurance (expense) revenue, net	(59)	51
Net loss and LAE	(3,156)	1,360
Commission and other acquisition expenses	(3,656)	(3,771)
General and administrative expenses	(2,589)	(2,098)
Underwriting (loss) income	$(1,989)	$1,497
Underwriting results in the Diversified Reinsurance segment decreased for the three months ended March 31, 2023 compared to 2022. This was primarily due to results from GLS operations, which reported an underwriting loss of $1.1 million for the three months ended March 31, 2023 compared to $0.1 million in 2022, driven by general and administrative expenses of $0.9 million and a decrease in the fair value of underwriting-related derivatives of $0.2 million due to the acceleration of covered payments which triggered coverage in excess of the contracts risk margin.
Underwriting (loss) income by business unit is detailed in the table below for the Diversified Reinsurance segment for the three months ended March 31, 2023 and 2022, respectively:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
International	$(180)	$753
GLS	(1,064)	(140)
U.S. Treaty business (Motors)	(123)	—
Other run-off lines	(622)	884
Underwriting (loss) income	$(1,989)	$1,497
Premiums — Gross premiums written increased by $2.1 million or 44.6% for the three months ended March 31, 2023, compared to the same respective period in 2022. Net premiums written increased by $2.2 million or 47.8% during the three months ended March 31, 2023, compared to the same respective period in 2022. Net premiums earned increased by $1.5 million or 25.5% during the three months ended March 31, 2023, compared to the same respective period in 2022. The written and earned premium growth was driven by new Credit Life programs written by Maiden LF and Maiden GF in the three months ended March 31, 2023.
Other Insurance (Expense) Revenue, Net — Total other insurance (expense) revenue, net includes fee related income earned from our GLS business, fair value changes in underwriting-related derivatives related to certain coverages on retroactive reinsurance contracts written by GLS, and fee income derived from our IIS business not directly associated with premium revenue assumed by the Company as specified in the table below.
Total other insurance (expense) revenue, net decreased by $0.1 million for the three months ended March 31, 2023, compared to the same respective period in 2022 primarily due to fair value changes in non-hedged underwriting-related derivatives on GLS contracts. The table below shows other insurance revenue by source for the three months ended March 31, 2023 and 2022:

For the Three Months Ended March 31,	2023	2022	Change
	($ in thousands)
International	$97	$10	$87
Changes in fair value of non-hedged underwriting-related derivatives	(212)	—	(212)
Other service fee income	56	41	15
Total other insurance (expense) revenue, net	$(59)	$51	$(110)

Net Loss and LAE — Net loss and LAE increased by $4.5 million for the three months ended March 31, 2023, compared to the same respective period in 2022 primarily due to new premium growth in Credit Life programs written by Maiden LF and Maiden GF as well as adverse prior year development experienced in the current year period.
The net loss and LAE was impacted by net adverse prior year loss development of $0.8 million for the three months ended March 31, 2023, compared to favorable prior year development of $2.2 million for the same respective period in 2022. The net adverse loss development for the three months ended March 31, 2023 was due to unfavorable reserve development in other runoff business and also included the recognition of expected credit losses on reinsurance recoverable on unpaid losses. The favorable loss development in 2022 was experienced in German Auto Programs and other run-off business.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $0.1 million or 3.0% for the three months ended March 31, 2023, compared to the same respective period in 2022.
General and Administrative Expenses — General and administrative expenses increased by $0.5 million or 23.4% for the three months ended March 31, 2023 compared to the same respective period in 2022.

AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $6.3 million during the three months ended March 31, 2023, compared to an underwriting loss of $3.2 million for the same respective period in 2022. The decrease in underwriting results for the three months ended March 31, 2023 was primarily due to adverse prior year loss development of $2.9 million during the three months ended March 31, 2023, which is detailed herein, compared to net favorable prior year loss development of $5.1 million for the same respective period in 2022. The underwriting results for the AmTrust Reinsurance segment for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Gross premiums written	$(6,013)	$(14,906)
Net premiums written	$(6,013)	$(14,906)
Net premiums earned	$1,531	$(4,833)
Net loss and LAE	(6,659)	923
Commission and other acquisition expenses	(579)	1,243
General and administrative expenses	(557)	(485)
Underwriting loss	$(6,264)	$(3,152)
Premiums — The table below shows net premiums written by category for the three months ended March 31, 2023 and 2022, respectively:

For the Three Months Ended March 31,	2023	2022	Change in
($ in thousands)	Total	Total	$
Net Premiums Written
Small Commercial Business	$(83)	$(11,722)	$11,639
Specialty Program	156	837	(681)
Specialty Risk and Extended Warranty	(6,086)	(4,021)	(2,065)
Total AmTrust Reinsurance	$(6,013)	$(14,906)	$8,893
The negative gross and net premiums written for the three months ended March 31, 2023 and 2022 above reflect cession adjustments on Specialty Risk and Extended Warranty and Small Commercial Business policies in the AmTrust Quota Share ("AmTrust Cession Adjustments"). Furthermore, the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019 resulted in no new business written under these contracts since 2018.
The negative gross and net premiums written for the three months ended March 31, 2023 reflect cession adjustments of $6.1 million due to the cancellation of cases in a certain program within Specialty Risk and Extended Warranty.
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

The table below shows the AmTrust Cession Adjustments by category for the three months ended March 31, 2023 and 2022, respectively:

For the Three Months Ended March 31,	2023	2022	Change in
($ in thousands)	Total	Total	$
Net Premiums Written
Small Commercial Business	$—	$(11,006)	$11,006
Specialty Risk and Extended Warranty	(6,135)	(4,786)	(1,349)
Total AmTrust Reinsurance	$(6,135)	(15,792)	$9,657
Net premiums earned increased by $6.4 million for the three months ended March 31, 2023, compared to the same period in 2022 primarily due to lower negative premium adjustments during the first quarter of 2023 compared to significantly higher AmTrust Cession Adjustments made in the first quarter of 2022, due to negative premiums earned in Small Commercial Business policies. The table below provides detail on net premiums earned in the three months ended March 31, 2023 and 2022:

For the Three Months Ended March 31,	2023	2022	Change in
($ in thousands)	Total	Total	$
Net Premiums Earned
Small Commercial Business	$(83)	$(11,710)	$11,627
Specialty Program	156	838	(682)
Specialty Risk and Extended Warranty	1,458	6,039	(4,581)
Total AmTrust Reinsurance	$1,531	$(4,833)	$6,364
Net Loss and LAE — Net loss and LAE increased by $7.6 million for the three months ended March 31, 2023, compared to the same respective period in 2022 driven by adverse prior year loss development in the current quarter compared to favorable development in 2022.
Net adverse prior year loss development was $2.9 million during the three months ended March 31, 2023, compared to favorable prior year loss development of $5.1 million for the same period in 2022. Net adverse prior year loss development for the three months ended March 31, 2023 was driven by unfavorable movements in General Liability, Auto Liability and Specialty Risk & Extended Warranty partly offset by continued favorable development in Workers Compensation. Net favorable prior year loss development for the three months ended March 31, 2022 was driven by favorable development on the runoff of Workers Compensation business as well as AmTrust Cession Adjustments for Specialty Risk and Extended Warranty.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses increased by $1.8 million for the three months ended March 31, 2023, compared to the same respective period in 2022 due to lower negative earned premium adjustments in the first quarter of 2023. This was the result of lower AmTrust Cession Adjustments made in the first quarter of 2023 compared to the same period in 2022 which resulted in a corresponding increase in commission costs and brokerage fees.
General and Administrative Expenses — General and administrative expenses increased by $0.1 million or 14.8% for the three months ended March 31, 2023, compared to the same respective period in 2022.

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
As of March 31, 2023, the Company had investable assets of $1.16 billion compared to $1.24 billion as of December 31, 2022. Investable assets are the combined total of our investments, cash and cash equivalents (including restricted cash), loan to a related party and funds withheld receivable. The decrease in our investable assets is due to the cessation of active reinsurance underwriting of new prospective risks which results in negative operating cash flows as we settle claim payments from the run-off of our reinsurance portfolio liabilities.
The regulatory and liquidity requirements of the Company's operating segments are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10- K for the year ended December 31, 2022, that was filed with the SEC on March 15, 2023.
Maiden Reinsurance re-domesticated from Bermuda to Vermont on March 16, 2020. We continue to be actively engaged with the Vermont Department of Financial Regulation ("Vermont DFR") regarding Maiden Reinsurance's longer term business plan, including its investment policy, changes to which require prior regulatory approval as stipulated by Vermont law or the Vermont DFR for any active underwriting, capital management or other strategic initiatives. Maiden Reinsurance has received all necessary approvals required to date by the Vermont DFR, including its activities via GLS and its investment policy which includes: 1) the expansion of approved asset classes for investment reflecting not only Maiden Reinsurance’s solvency position but the material reduction in required capital necessary to operate its business; and 2) the purchase of affiliated securities as demonstrated in previous preference share tender offers and the recently completed Exchange. The Investment Policy, as approved and as amended, maintains our established investment management and governance practices.
During 2022, the Vermont DFR approved an annual dividend program to be paid by Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. Subsequent to that approval, Maiden Reinsurance has paid $25.0 million in dividends to Maiden NA with $6.3 million paid during the three months ended March 31, 2023.
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
Our business has undergone significant changes since 2018. As previously noted, we engaged in a series of transactions that have materially reduced our balance sheet risk and transformed our operations. As a result of these transactions, we are not engaged in any active underwriting of new prospective reinsurance business thus our net premiums written will continue to be materially lower and investment income will become a significantly larger portion of our total revenues. We are writing new retroactive risks through GLS, however this will be smaller in relation to the run-off of our prior reinsurance business. Despite the initial inflow of new business from GLS, the run-off of our prior reinsurance business has continued to cause significant negative operating cash flows as we run off the AmTrust Reinsurance segment reserves as shown in the cash flows table below.
While the development of the GLS platform over time should further enhance our ability to pursue the asset and capital management pillars of our business strategy, we continue to expect a trend of negative overall cash flows to continue to reduce our asset base going forward through the remainder of 2023 and beyond.
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

At March 31, 2023 and December 31, 2022, unrestricted cash, cash equivalents and fixed maturity investments were $68.9 million and $64.3 million, respectively. The increase of $4.6 million in unrestricted cash and fixed maturity investments during the three months ended 2023 was primarily the result of $9.0 million of net proceeds from sales and redemption of alternative investments including equity method investments, partly offset by $4.8 million for interest payments on the Senior Notes.
Please see the related discussion on investing and financing cash flows below. The table below summarizes our operating, investing and financing cash flows for the three months ended March 31, 2023 and 2022:

For the Three Months Ended March 31,	2023	2022
	($ in thousands)
Operating activities	$(20,347)	$(76,078)
Investing activities	15,267	86,125
Financing activities	(288)	(3,893)
Effect of exchange rate changes on foreign currency cash	105	(355)
Total (decrease) increase in cash, restricted cash and cash equivalents	$(5,263)	$5,799
Cash Flows used in Operating Activities
Cash flows used in operating activities for the three months ended March 31, 2023 were $20.3 million compared to cash flows used in operating activities of $76.1 million for the three months ended March 31, 2022, a decrease of $55.7 million due to settlement of claim payments to AmTrust using the funds withheld receivable in the current year period whereas cash was primarily used in the prior year period.
The operating cash flows used in operations for the three months ended March 31, 2023 and 2022 were primarily the result of claims payments for the runoff of existing reserves for terminated AmTrust Quota Share and the European Hospital Liability Quota Share contracts.
Cash Flows provided by Investing Activities
Cash flows provided by investing activities consist primarily of proceeds from the sales and maturities of investments net of payments for investments acquired. Net cash provided by investing activities was $15.3 million for the three months ended March 31, 2023 compared to $86.1 million for the same period in 2022.
Cash flows provided by investing activities included net proceeds of $9.0 million from alternative investments including equity method investments during the three months ended March 31, 2023 compared to net purchases of $18.0 million for the same respective period in 2022.
For the three months ended March 31, 2023, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $6.3 million compared to net proceeds of $104.1 million for the same respective period in 2022.
Cash Flows used in Financing Activities
Cash flows used in financing activities were $0.3 million for the three months ended March 31, 2023 compared to $3.9 million during the same respective period in 2022. The Company repurchased 274,861 preference shares during the first quarter of 2022 for an aggregate total consideration of $3.1 million which represent tax withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares.
No dividends on common shares were paid during the three months ended March 31, 2023 and 2022. Our Board of Directors have not declared any common share dividends since the third quarter of 2018.
Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, that was filed with the SEC on March 15, 2023.
At March 31, 2023 and December 31, 2022, restricted cash and cash equivalents and fixed maturity investments used as collateral were $285.8 million and $296.8 million, respectively. This collateral represents 80.6% and 82.2% of the fair value of total fixed maturity investments, cash, restricted cash and equivalents at March 31, 2023 and December 31, 2022, respectively.

Cash and Investments
Historically, the investment of our funds had generally been designed to ensure safety of principal while generating current income. Accordingly, the majority of our funds had been invested in liquid, investment-grade fixed income securities which are all designated as AFS at March 31, 2023.
As our insurance liabilities continue to run-off and the required capital to operate our business for regulatory purposes decreases, we have modified Maiden Reinsurance’s investment policy (which has been approved by the Vermont DFR as noted) and have expanded the range of asset classes we invest in to enhance the income and total returns our investment portfolio produces. We categorize these investments as alternative investments which include "Other Investments", "Equity Securities", and "Equity Method Investments" on our Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, our cash and investments consisted of:

	March 31, 2023	December 31, 2022
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$313,363	$314,527
Equity securities, at fair value	45,266	43,621
Equity method investments	71,896	80,159
Other investments	146,323	148,753
Total investments	576,848	587,060
Cash and cash equivalents	24,194	30,986
Restricted cash and cash equivalents	17,167	15,638
Total Investments and Cash and Cash Equivalents	$618,209	$633,684
In addition to the discussion on Cash and Cash Equivalents and Fixed Maturities that follows herein, please see the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q for further discussion on our AFS fixed income securities.
Under this revised investment policy, we increased the amount of alternative investments in 2022, and we expect to continue to increase the amounts invested therein. Under our investment policy, alternative investments could include, but are not limited to, privately held investments, private equities, private credit lending funds, fixed-income funds, hedge funds, equity funds, real estate (including joint ventures and limited partnerships) and other non-fixed-income investments.
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
The substantial majority of our current and future investments are held by Maiden Reinsurance, whose investment policy was approved by the Vermont DFR. Prior to the Exchange, we cumulatively invested $176.4 million in the preference shares of Maiden Holdings which have since been extinguished and exchanged for 41,439,348 common shares of the Company pursuant to the Exchange. As a result of the Exchange, there are no preference shares outstanding. The market value of our common shares held by Maiden Reinsurance was $86.6 million at March 31, 2023.
Cash & Cash Equivalents
At March 31, 2023, we consider the levels of cash and cash equivalents held to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.

Fixed Maturity Investments
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows at March 31, 2023 and December 31, 2022, respectively:

March 31, 2023	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$51,030	$2	$(89)	$50,943	4.2%	0.5
U.S. agency bonds – mortgage-backed	37,900	—	(3,739)	34,161	3.3%	4.8
Collateralized mortgage-backed securities	7,199	—	(386)	6,813	5.7%	2.5
Non-U.S. government bonds	14,730	—	(750)	13,980	0.7%	2.2
Collateralized loan obligations	120,466	—	(4,805)	115,661	3.8%	0.3
Corporate bonds	96,014	—	(4,209)	91,805	1.5%	1.9
Total fixed maturities	327,339	2	(13,978)	313,363	3.0%	1.4
Cash and cash equivalents	41,361	—	—	41,361	1.7%	0.0
Total	$368,700	$2	$(13,978)	$354,724	2.9%	1.3

December 31, 2022	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$55,647	$1	$(116)	$55,532	4.0%	0.7
U.S. agency bonds – mortgage-backed	38,767	—	(4,402)	34,365	2.7%	4.7
Collateralized mortgage-backed securities	7,199	—	(432)	6,767	5.3%	2.7
Non-U.S. government bonds	12,643	—	(825)	11,818	0.3%	2.8
Collateralized loan obligations	119,120	—	(5,028)	114,092	3.1%	0.3
Corporate bonds	97,063	—	(5,110)	91,953	1.5%	2.1
Total fixed maturities	330,439	1	(15,913)	314,527	2.7%	1.5
Cash and cash equivalents	46,624	—	—	46,624	1.2%	0.0
Total	$377,063	$1	$(15,913)	$361,151	2.5%	1.3
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the three months ended March 31, 2023, the yield on the 10-year U.S. Treasury bond decreased by 40 basis points to 3.48%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed maturity securities in our portfolio. The U.S. Treasury yield curve experienced a slight shift during the three months ended March 31, 2023, reflecting concerns of the U.S. Federal Reserve about continuing ongoing inflation emanating from the combination of: 1) the strength of the U.S. economy; 2) geopolitical instability in Eastern Europe which threatened additional inflation and global economic stability; 3) the levels of fiscal stimulus administered by the U.S. federal government to support the economy; and 4) the anticipated monetary policy responses required to temper these factors. Central banks globally have responded in similar fashion and suggest additional interest rate increases may occur.
The movement in the market values of our fixed maturity portfolio during the three months ended March 31, 2023 generated net unrealized gains of $1.9 million which increased our book value per common share by $0.02 during the period. Current outlooks for global monetary policy indicate that quantitative tightening by central banks in the U.S. and globally are likely to continue for at least the near term. Our investment portfolios, in particular our fixed maturity portfolio, may be adversely impacted by unfavorable market conditions caused by these measures, which could cause continued volatility in our results of operations and negatively impact our financial condition.
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

We also monitor the duration and structure of our investment portfolio as discussed below. As of March 31, 2023, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $8.6 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above.
To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At March 31, 2023 and December 31, 2022, these respective durations in years were as follows:

	March 31, 2023	December 31, 2022
Fixed maturities and cash and cash equivalents	1.3	1.3
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	5.3	5.3
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	1.1	1.1
During the three months ended March 31, 2023, the weighted average duration of our fixed maturity investment portfolio remained at 1.3 years while the duration for the reserve for loss and LAE remained at 5.3 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our U.S. agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities.
At March 31, 2023, the duration of our loss reserves net of the LPT/ADC Agreement was slightly lower than the duration of our fixed maturity investment portfolio driven by the commutation of certain European Hospital Liability policies which were long-tailed in nature and not subject to the LPT/ADC Agreement.
To limit our exposure to unexpected interest rate increases that could reduce the value of our fixed maturity securities and reduce our shareholders' equity, the Company holds floating rate securities whose fair values are less sensitive to interest rates. At March 31, 2023 and December 31, 2022, 32.3% and 29.6%, respectively, of our fixed income investments are comprised of floating rate securities. The floating rate investment holdings at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Floating rate securities
Collateralized loan obligations	$115,661	12.9%	$114,092	11.8%
Collateralized mortgage-backed securities	4,835	0.6%	4,773	0.5%
Total floating rate AFS fixed maturities at fair value	120,496	13.5%	118,865	12.3%
Loan to related party	167,975	18.8%	167,975	17.3%
Total floating rate securities	$288,471	32.3%	$286,840	29.6%

Total fixed income investments at fair value (1)	$894,115		$970,538
(1) Total fixed income investments at fair value include AFS fixed maturities, cash and restricted cash, funds withheld receivable, and loan to related party.
At March 31, 2023 and December 31, 2022, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Total U.S. agency MBS comprise 10.9% of our fixed maturity investment portfolio at March 31, 2023. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn.
Additional details on our U.S. Agency MBS holdings at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
FNMA – fixed rate	$18,573	54.4%	$18,750	54.6%
FHLMC – fixed rate	13,045	38.2%	13,034	37.9%
GNMA – variable rate	2,543	7.4%	2,581	7.5%
Total U.S. Agency MBS	$34,161	100.0%	$34,365	100.0%
At March 31, 2023 and December 31, 2022, 98.4% and 98.5%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

The security holdings by sector and financial strength rating of our corporate bond holdings at March 31, 2023 and December 31, 2022 were as follows:

	Ratings(1)
March 31, 2023	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	—%	11.4%	—%	$10,451	11.4%
Communications	—%	5.8%	5.3%	—%	10,178	11.1%
Consumer	—%	6.4%	39.8%	—%	42,451	46.2%
Energy	—%	0.9%	1.9%	—%	2,595	2.8%
Financial Institutions	1.6%	20.8%	0.5%	5.6%	26,130	28.5%
Total	1.6%	33.9%	58.9%	5.6%	$91,805	100.0%

	Ratings(1)
December 31, 2022	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	—%	5.3%	—%	$4,912	5.3%
Communications	—%	5.7%	5.2%	—%	10,004	10.9%
Consumer	—%	6.3%	39.1%	—%	41,767	45.4%
Energy	—%	0.9%	7.7%	—%	7,860	8.6%
Financial Institutions	1.6%	20.3%	0.4%	5.2%	25,272	27.5%
Industrials	—%	2.3%	—%	—%	2,138	2.3%
Total	1.6%	35.5%	57.7%	5.2%	$91,953	100.0%
(1)    Ratings as assigned by S&P, or equivalent
The table below includes the Company’s ten largest corporate holdings at fair value and as a percentage of all fixed income securities held as at March 31, 2023; of which 100.0% are euro denominated, with 54.4% in the Consumer Sector and 27.9% in the Financial Institutions sector.

March 31, 2023	Fair Value	% of Holdings	Rating(1)
	($ in thousands)
Anheuser-Busch INBEV SA, 2.875%, Due 9/25/2024	$10,822	3.5%	BBB+
Chubb Ina Holdings Inc., 1.55%, Due 3/15/2028	6,375	2.0%	A
Kraft Heinz Foods Co., 1.5%, Due 5/24/2024	6,206	2.0%	BBB
Glencore Finance (Europe) LTD, 1.875%, Due 9/13/2023	5,377	1.7%	BBB+
Volkswagen International Finance NV, 1.125%, Due 10/2/2023	5,360	1.7%	A-
Santander Consumer Finance SA, 1.125%, Due 10/9/2023	5,353	1.7%	A
America Movil SAB DE CV, 1.5%, Due 3/10/2024	5,298	1.7%	A-
Utah Acquisition Sub Inc., 2.25%, Due 11/22/2024	5,270	1.7%	BBB-
Molson Coors Beverage Co., 1.25%, Due 7/15/2024	5,227	1.7%	BBB-
FBD Insurance PLC, 5.0%, Due 10/9/2028	5,121	1.6%	NA
Total	$60,409	19.3%
(1)    Ratings as assigned by S&P, or equivalent

At March 31, 2023 and December 31, 2022, respectively, we held the following non-U.S. dollar denominated securities:

	March 31, 2023		December 31, 2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated collateralized loan obligations	$104,317	50.0%	$102,812	50.1%
Non-U.S. dollar denominated corporate bonds	90,327	43.3%	90,491	44.1%
Non-U.S. government bonds	13,980	6.7%	11,818	5.8%
Total non-U.S. dollar denominated securities	$208,624	100.0%	$205,121	100.0%
At March 31, 2023 and December 31, 2022, respectively, 100.0% of our non-U.S. dollar denominated securities above were invested in euro. The net increase in non-U.S. denominated fixed maturities is due to relative appreciation of euro denominated bonds during the three months ended March 31, 2023. At March 31, 2023 and December 31, 2022, all of the Company's non-U.S. government issuers have a rating of AA- or higher by S&P.
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings at March 31, 2023 and December 31, 2022:

Ratings(1)	March 31, 2023		December 31, 2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
A+, A, A-	$31,159	34.5%	$32,633	36.0%
BBB+, BBB, BBB-	54,047	59.8%	53,094	58.7%
BB+ or lower	5,121	5.7%	4,764	5.3%
Total non-U.S. dollar denominated corporate bonds	$90,327	100.0%	$90,491	100.0%
(1)     Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies at March 31, 2023 and December 31, 2022, respectively.

Other Investments, Equity Securities and Equity Method Investments
Our alternative investments are categorized as other investments, equity securities, and equity method investments as reported on our condensed consolidated balance sheets. These include private equity funds, private credit funds and hedge fund investments, investments in limited partnerships, as well as investments in direct lending entities and investments in technology-oriented insurance related businesses known as insurtechs. Private equity investments consist of direct investments in privately held entities, investments in private equity funds and private equity co-investments with sponsoring entities. Private credit investments consist of loans and other debt securities of privately held entities or investment sponsors.
Our alternative investments as of March 31, 2023 and December 31, 2022 consisted of the following asset classes:

	March 31, 2023		December 31, 2022
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total

Publicly traded equity investments	$402	0.2%	$386	0.1%
Privately held common stocks	31,911	12.1%	32,290	11.9%
Privately held preferred stocks	12,953	4.9%	10,945	4.0%
Total equity securities	$45,266	17.2%	$43,621	16.0%

Hedge fund investments	$517	0.2%	$5,376	2.0%
Real estate investments	41,104	15.6%	40,944	15.0%
Other equity method investments	30,275	11.5%	33,839	12.4%
Total equity method investments	$71,896	27.3%	$80,159	29.4%

Private equity funds	$38,213	14.5%	$34,278	12.6%
Private credit funds	17,605	6.7%	24,374	8.9%
Privately held equity investments	33,255	12.6%	34,014	12.5%
Investment in direct lending funds (at cost)	57,250	21.7%	56,087	20.6%
Total other investments	$146,323	55.5%	$148,753	54.6%

Total alternative investments	$263,485	100.0%	$272,533	100.0%
Our allocation to alternative investments decreased to 42.6% of our total cash and investments as of March 31, 2023 compared to 43.0% as of December 31, 2022; and increased to 97.3% of our total shareholders' equity as of March 31, 2023 compared to 95.8% as of December 31, 2022.
In addition to the categories described above, we also evaluate our alternative investments by the following asset classes:

	March 31, 2023		December 31, 2022
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Private Equity	$63,277	24.0%	$60,227	22.1%
Private Credit	44,676	17.0%	51,783	19.0%
Hedge Funds	517	0.2%	5,376	2.0%
Alternatives	83,636	31.7%	85,866	31.5%
Venture Capital	23,346	8.9%	21,126	7.7%
Real Estate	48,033	18.2%	48,155	17.7%
Total alternative investments	$263,485	100.0%	$272,533	100.0%
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

Investment Results
The following table summarizes our investment results for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Net investment income:
Fixed income investments(1)	$8,451	$6,157
Cash and restricted cash	306	(7)
Other investments, including equities	887	600
Investment expenses	(99)	(183)
Total net investment income	9,545	6,567

Net realized gains:
Fixed income assets(1)	—	1,143
Other investments, including equities	176	79
Total net realized gains	176	1,222

Net unrealized gains:
Other investments, including equities	829	1,087
Total net unrealized gains	829	1,087

Interest in (loss) income of equity method investments:
Interest in (loss) income of equity method investments	(51)	1,271
Total interest in (loss) income of equity method investments	(51)	1,271

Total investment return included in earnings (A)	$10,499	$10,147

Other comprehensive income (loss):
Unrealized gains (losses) on AFS fixed maturities and equity method investments excluding foreign exchange (B)	$1,936	$(11,392)
Total investment return = (A) + (B)	$12,435	$(1,245)

Annualized income from fixed income assets(2)	$35,028	$24,600
Average aggregate fixed income assets, at cost(2)	947,270	1,416,353
Annualized investment book yield	3.7%	1.7%

Average aggregate invested assets, at fair value(3)	$1,200,336	$1,644,743
Investment return included in net earnings	0.9%	0.6%
Total investment return	1.0%	(0.1)%
1.Fixed income investments include AFS securities as well as funds withheld receivable, and loan to related party.
2.Average aggregate fixed income assets and cash include AFS portfolio, cash and restricted cash, funds withheld receivable, and loan to related party and is computed as an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
3.Average aggregate invested assets include all investments (AFS and alternative investments), cash and restricted cash, loan to related party and funds withheld receivable and is computed as an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

The following table details total investment returns for our fixed income investments for the three months ended March 31, 2023 and 2022, respectively:

Fixed Income Investments(1)	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Gross investment income	$8,757	$6,150
Net realized and unrealized gains	—	1,143
Change in AOCI (3)	1,936	(15,806)
Gross investment returns	$10,693	$(8,513)

Average invested assets, at fair value (4)	$932,327	$1,406,804

Gross Investment Returns	1.1%	(0.6)%

Investment expenses	$73	$126
Net investment returns	$10,620	$(8,639)

Net Investment Returns	1.1%	(0.6)%
The following table details total investment returns for our alternative investments for the three months ended March 31, 2023 and 2022, respectively:

Alternative Investments(2)	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Gross investment income	$836	$1,871
Net realized and unrealized (losses) gains	1,005	1,166
Change in AOCI (3)	—	4,414
Gross investment returns	$1,841	$7,451

Average invested assets, at fair value (4)	$268,009	$237,939

Gross Investment Returns	0.7%	3.1%

Investment expenses	$26	$57
Net investment returns	$1,815	$7,394

Net Investment Returns	0.7%	3.1%

1.Fixed income investments includes AFS securities as well as cash, restricted cash, funds withheld receivable, and loan to related party.
2.Alternative investments includes other investments, equity securities, and equity method investments.
3.Change in accumulated other comprehensive income ("AOCI") excludes unrealized foreign exchange gains and losses.
4.Average invested assets is the average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

The following table details total investment returns for alternative investments by asset class for the three months ended March 31, 2023:

March 31, 2023	Private Equity	Private Credit	Hedge Funds	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$109	$778	$167	$—	$—	$(218)	$836
Net realized and unrealized gains (losses)	665	(462)	—	—	1,083	(281)	1,005
Total Investment Return	$774	$316	$167	$—	$1,083	$(499)	$1,841

Average Investments	$61,752	$48,230	$2,947	$84,751	$22,236	$48,094	$268,009

Gross Investment Returns	1.3%	0.7%	5.7%	—%	4.9%	(1.0)%	0.7%
Annualized Gross Returns	5.0%	2.6%	22.7%	—%	19.5%	(4.2)%	2.7%
Total investment returns on alternative investments were positive and earned 0.7% during the three months ended March 31, 2023, however, gross and net investment returns were lower compared to the same respective period in 2022. During the three months ended March 31, 2023, positive returns were experienced across all of our asset classes other than our real estate investments.
The following table details total investment returns for alternative investments by asset class for the three months ended March 31, 2022:

March 31, 2022	Private Equity	Private Credit	Hedge Funds	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$108	$373	$(68)	$1,340	$118	$—	$1,871
Net realized and unrealized gains (losses)	1,576	(150)	—	79	(339)	—	1,166
Change in AOCI	—	—	—	4,414	—	—	4,414
Total Investment Return	$1,684	$223	$(68)	$5,833	$(221)	$—	$7,451

Average Investments	$61,779	$31,604	$32,895	$48,855	$7,177	$55,630	$237,939

Gross Investment Returns	2.7%	0.7%	(0.2)%	11.9%	(3.1)%	—%	3.1%
Annualized Gross Returns	10.9%	2.8%	(0.8)%	47.8%	(12.3)%	—%	12.5%
Total returns on alternative investments were positive and earned 3.1% during the three months ended March 31, 2022 partly due to the sale of an equity method investment which produced gross returns of $5.8 million and contributed 2.4% to the gross investment returns during the prior year period.
Despite the recent volatility experienced in financial markets, we believe our alternative investment portfolio remains well positioned to achieve its targeted longer-term returns.
Other Balance Sheet Changes
The following table summarizes our other material balance sheet changes at March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022	Change	Change %
Deferred commission and other acquisition expenses	$21,989	$24,976	$(2,987)	(12.0)%
Funds withheld receivable	371,416	441,412	(69,996)	(15.9)%
Reserve for loss and LAE	1,071,623	1,131,408	(59,785)	(5.3)%
Unearned premiums	58,789	67,081	(8,292)	(12.4)%
Accrued expenses and other liabilities	50,975	60,518	(9,543)	(15.8)%
The Company's deferred commission and other acquisition expenses decreased by 12.0% and unearned premiums decreased by 12.4% primarily due to the termination of the remaining business under both quota share contracts with AmTrust which have been in run-off since January 1, 2019. Funds withheld receivable decreased by 15.9% largely due to the settlement of reinsurance losses payable under the AmTrust Quota Share.

Accrued expenses and other liabilities decreased by 15.8% primarily driven by a decrease in underwriting-related derivative liability on GLS policies which was $4.0 million as of March 31, 2023 compared to $14.6 million at December 31, 2022 due to the acceleration of covered payments which triggered coverage in excess of the contracts risk margin. The Company's reserve for loss and LAE decreased by 5.3% primarily due to continued settlement of loss reserves for AmTrust Reinsurance contracts.
Capital Resources
During the three months ended March 31, 2023, book value per common share decreased by 5.0% to $2.66 and diluted book value per common share decreased by 5.4% to $2.64, compared to December 31, 2022. This was due to the net loss attributable to Maiden common shareholders of $11.3 million during the three months ended March 31, 2023 and an opening allowance for expected credit losses of $5.5 million in the beginning retained earnings on January 1, 2023; partly offset by a net increase in AOCI of $2.5 million during the period.
Capital resources consist of funds deployed in support of our operations. The following table shows the movement in our capital resources at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022	Change	Change (%)
($ in thousands)
Common shares at par value	$1,496	$1,492	$4	0.3%
Additional paid-in capital	885,125	884,259	866	0.1%
Accumulated other comprehensive loss	(38,760)	(41,234)	2,474	(6.0)%
Accumulated deficit	(459,704)	(442,863)	(16,841)	3.8%
Treasury shares, at cost	(117,363)	(117,075)	(288)	0.2%
Total Maiden shareholders' equity	270,794	284,579	(13,785)	(4.8)%
Senior Notes - principal amount	262,500	262,500	—	—%
Total capital resources	$533,294	$547,079	$(13,785)	(2.5)%
Total capital resources decreased by $13.8 million, or 2.5% compared to December 31, 2022 due to the following items:
•net increase in additional paid-in capital of $0.9 million mainly due to share-based compensation of $0.8 million;
•net increase in AOCI of $2.5 million which arose due to: (1) net unrealized gains on investment of $1.9 million due to a increase of $1.9 million for our fixed income investment portfolio relating to market price movements in the three months ended March 31, 2023, and (2) an increase in cumulative translation adjustments of $0.6 million in the three months ended March 31, 2023 due to the impact of the U.S. dollar depreciation on the re-measurement of net assets denominated in British pound and euro;
•accumulated deficit increased by $16.8 million due to an opening allowance for expected credit losses on our other investments, reinsurance recoverable, reinsurance balances receivable and funds withheld receivable of $5.5 million for the three months ended March 31, 2023 which decreased opening retained earnings as well as a net loss of $11.3 million for the three months ended March 31, 2023; and
•treasury shares increased by $0.3 million due to common shares repurchased for tax withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares.
Please refer to "Notes to Consolidated Financial Statements Note 6. Shareholders' Equity" included under Part II Item 8. "Financial Statements and  Supplementary Data" of our Annual Report on Form 10-K for a discussion of the equity instruments issued by the Company as at December 31, 2022.
Book value and diluted book value per common share at March 31, 2023 and December 31, 2022 were as follows:

($ in thousands except share and per share data)	March 31, 2023	December 31, 2022
Ending common shareholders’ equity	$270,794	$284,579
Proceeds from assumed conversion of dilutive options	—	4
Numerator for diluted book value per common share calculation	$270,794	$284,583

Common shares outstanding	101,763,727	101,532,151
Shares issued from assumed conversion of dilutive options and restricted shares	998,108	499,963
Denominator for diluted book value per common share calculation	102,761,835	102,032,114

Book value per common share	$2.66	$2.80
Diluted book value per common share	2.64	2.79

Common Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the three months ended March 31, 2023, the Company did not repurchase any common shares under its share repurchase authorization. At March 31, 2023, the Company had a remaining authorization of $74.2 million for share repurchases.
Senior Notes
There were no changes in the Company’s Senior Notes at March 31, 2023 compared to December 31, 2022 and the Company did not enter into any short-term borrowing arrangements during the three months ended March 31, 2023. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes. The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
As described in "Notes to Condensed Consolidated Financial Statements (unaudited) Note 14. Subsequent Events" included under Part I Item 1 "Financial Information" of this Form 10-Q, on May 3, 2023, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100,000 of the Company's Senior Notes from time to time at market prices in open market purchases or as may be privately negotiated.
Maiden Holdings does not have any significant operations or assets other than ownership of the shares of our subsidiaries. The dividends and other permitted distributions from Maiden NA (and its subsidiaries) will be our sole source of funds to meet ongoing cash requirements, including debt service payments. Factors that may affect payments to holders of the 2013 Senior Notes include restrictions on the payments of dividends by Maiden Reinsurance to Maiden NA which provides the sole source of income for interest payments on the 2013 Senior Notes. During the second quarter of 2022, the Vermont DFR approved an annual dividend program to be paid by Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. Subsequent to that approval, Maiden Reinsurance paid a total of $25.0 million in dividends to Maiden NA as of March 31, 2023.
Summarized financial information of Maiden NA and Maiden Holdings as of March 31, 2023 and for the three months ended March 31, 2023 were as follows:

	Maiden NA	Maiden Holdings
	($ in thousands)
Total assets	$4,219	$9,227
Total liabilities	149,186	108,489
Amounts due from subsidiaries (not included in total assets above)	1,237	402
Amounts due to subsidiaries (not included in total liabilities above)	13,644	4,715
Related party loan payable (not included in total liabilities above)	—	275,191
Total revenue	113	3
Net loss	(1,964)	(9,762)
The summarized financial information above has been presented on a combined basis for the issuer Maiden NA and the guarantor Maiden Holdings, excluding all other subsidiaries. Intercompany balances and transactions between Maiden NA and Maiden Holdings, whose information is presented above on a combined basis, were eliminated. Any investment by Maiden NA or Maiden Holdings in subsidiaries that are not issuers or guarantors is not presented in the financial information above. Intercompany balances with subsidiaries that are not issuers or guarantors and any related party transactions were separately disclosed above and are not included in the total assets and total liabilities presented for Maiden NA and Maiden Holdings. The net loss for Maiden NA and Maiden Holdings was due to interest and amortization expenses on the Senior Notes as well as general and administrative expenses. The net loss in Maiden NA was also due to income tax expense incurred.
The ratio of Debt to Total Capital Resources at March 31, 2023 and December 31, 2022 was computed as follows:

($ in thousands)	March 31, 2023	December 31, 2022
Senior notes - principal amount	$262,500	$262,500
Maiden shareholders’ equity	270,794	284,579
Total capital resources	$533,294	$547,079
Ratio of debt to total capital resources	49.2%	48.0%
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
As discussed above, at March 31, 2023, guarantees of $42.3 million have been provided to lenders by the Company on behalf of the real estate joint venture, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

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
Non-GAAP operating loss was $7.9 million for the three months ended March 31, 2023 compared to a non-GAAP operating loss of $6.9 million for the same period in 2022, and was largely due to a non-GAAP underwriting loss of $6.7 million for the three months ended March 31, 2023, compared to a non-GAAP underwriting loss of $2.7 million for the same period in 2022. The non-GAAP underwriting loss in both respective periods included underwriting results in the AmTrust Reinsurance segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018, as well as loss development under the European Hospital Liability Quota Share. Also, it included an underwriting loss in the Diversified Reinsurance segment of $2.0 million for the three months ended March 31, 2023 compared to underwriting income of $1.5 million for the same period in 2022.

Non-GAAP operating loss and Non-GAAP diluted operating loss per share attributable to common shareholders
Non-GAAP operating loss and Non-GAAP diluted operating loss per share attributable to common shareholders can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended March 31,	2023	2022
	($ in thousands except per share data)
Net (loss) income (attributable) available to Maiden common shareholders	$(11,328)	$1,594
Add (subtract):
Net realized and unrealized investment gains	(1,005)	(2,309)
Foreign exchange and other losses (gains)	2,816	(3,949)
Interest in loss (income) of equity method investments	51	(1,271)
Change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	1,573	(1,000)
Non-GAAP operating loss	$(7,893)	$(6,935)

Diluted (loss) earnings per share (attributable) available to common shareholders	$(0.11)	$0.02
Add (subtract):
Net realized and unrealized investment gains	(0.01)	(0.03)
Foreign exchange and other losses (gains)	0.03	(0.05)
Interest in loss (income) of equity method investments	—	(0.01)
Change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	0.01	(0.01)
Non-GAAP diluted operating loss per share attributable to common shareholders	$(0.08)	$(0.08)

Non-GAAP Underwriting Results
The non-GAAP underwriting results for the three months ended March 31, 2023 and 2022 are as follows:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Gross premiums written	$836	$(10,170)
Net premiums written	$760	$(10,323)
Net premiums earned	$9,002	$1,122
Other insurance (expense) revenue, net	(59)	51
Non-GAAP net loss and LAE(1)	(8,242)	1,283
Commission and other acquisition expenses	(4,235)	(2,528)
General and administrative expenses	(3,146)	(2,583)
Non-GAAP underwriting loss (1)	$(6,680)	$(2,655)
(1) Non-GAAP underwriting loss and non-GAAP net loss and LAE for the three months ended March 31, 2023 and 2022 are adjusted for prior year reserve development subject to the LPT/ADC Agreement. Please see "Key Financial Measures" section for the definitions of Non-GAAP underwriting loss and net loss and LAE.
The non-GAAP underwriting results include the impact of adverse prior year loss reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement to show the ultimate economic benefit to the Company. As shown in the table above, adjusted for the increase in the deferred gain under the LPT/ADC Agreement of $1.6 million during the three months ended March 31, 2023, the non-GAAP underwriting loss was $6.7 million. This compared to a non-GAAP underwriting loss of $2.7 million when adjusted for the decrease in the deferred gain under the LPT/ADC Agreement of $1.0 million during the three months ended March 31, 2022.
The non-GAAP underwriting results above were driven by underwriting results in the AmTrust Reinsurance segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018 as well as loss development related to the European Hospital Liability Quota Share. Also, it included an underwriting loss in the Diversified Reinsurance segment of $2.0 million for the three months ended March 31, 2023 compared to .
Non-GAAP Net Loss and LAE
Adjusted for the increase in the deferred gain for the LPT/ADC Agreement, the non-GAAP net loss and LAE for the three months ended March 31, 2023 decreased by $1.6 million as these amounts included adverse loss experience for AmTrust Quota Share reserves subject to the LPT/ADC Agreement which are ultimately recoverable from Cavello .
Adjusted for the decrease in the deferred gain for the LPT/ADC Agreement for the three months ended March 31, 2022, the non-GAAP net loss and LAE increased by $1.0 million as these amounts included favorable loss experience for AmTrust Quota Share reserves subject to the LPT/ADC Agreement which are ultimately recoverable from Cavello.
These adjustments are reflected in the calculation of non-GAAP Loss and LAE below:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Net loss and LAE	$9,815	$(2,283)
Less: change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	1,573	(1,000)
Non-GAAP net loss and LAE	$8,242	$(1,283)
Adjusted Shareholders' Equity, Adjusted Total Capital Resources, Adjusted Book Value per Common Share, and Ratio of Debt to Total Adjusted Capital Resources
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at March 31, 2023 and December 31, 2022 reflect the addition of the unamortized deferred gain under the LPT/ADC Agreement to the GAAP shareholders' equity as depicted in the computations below. The deferred gain under the LPT/ADC Agreement was $47.0 million at March 31, 2023 compared to $45.4 million at December 31, 2022, which relates to loss reserves subject to that agreement that are fully recoverable from Cavello.
The increase in the unamortized deferred gain under the LPT/ADC Agreement for the three months ended March 31, 2023 is attributable to $1.6 million in loss and LAE recognized as adverse loss development in the Company's GAAP income statement for policies subject to the LPT/ADC Agreement. We believe the inclusion of this unamortized deferred gain under these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve the Company's shareholders' equity over the settlement period under the terms of the agreement.

Reconciliation of shareholders' equity to Adjusted shareholders' equity and Adjusted Total Capital Resources
The following table computes adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain under the LPT/ADC Agreement at March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022	Change	Change %
Total shareholders' equity	$270,794	$284,579	$(13,785)	(4.8)%
Unamortized deferred gain on LPT/ADC Agreement	46,981	45,408	1,573	3.5%
Adjusted shareholders' equity	317,775	329,987	(12,212)	(3.7)%
Senior Notes - principal amount	262,500	262,500	—	—%
Adjusted total capital resources	$580,275	$592,487	$(12,212)	(2.1)%
Non-GAAP Operating ROACE
Non-GAAP Operating ROACE for the three months ended March 31, 2023 and 2022 was as follows:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Non-GAAP operating loss	$(7,893)	$(6,935)
Opening adjusted shareholders’ equity	329,987	274,990
Ending adjusted shareholders’ equity	317,775	260,187
Average adjusted shareholders’ equity	323,881	267,589
Non-GAAP Operating ROACE	(9.9)%	(10.5)%

Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The adjusted book value per common share as reconciled for the recognition of the unamortized deferred gain under the LPT/ADC Agreement at March 31, 2023 and December 31, 2022 was computed as follows:

	March 31, 2023	December 31, 2022
Book value per common share	$2.66	$2.80
Unamortized deferred gain on LPT/ADC Agreement	0.46	0.45
Adjusted book value per common share	$3.12	$3.25
Ratio of Debt to Adjusted Total Capital Resources
Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at March 31, 2023 and December 31, 2022 was computed as follows:

($ in thousands)	March 31, 2023	December 31, 2022
Senior notes - principal amount	$262,500	$262,500
Adjusted shareholders’ equity	317,775	329,987
Adjusted total capital resources	$580,275	$592,487
Ratio of debt to adjusted total capital resources	45.2%	44.3%

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely affected. At March 31, 2023, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the unaudited Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange losses of $2.0 million were generated during the three months ended March 31, 2023, compared to net foreign exchange gains of $3.9 million for the three months ended March 31, 2022.
At March 31, 2023, net foreign exchange losses were primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at March 31, 2023 included reserve for net loss and LAE of $328.4 million. Our foreign currency asset exposures at March 31, 2023 include $208.6 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy as well as $21.1 million of equity method real estate investments denominated in Canadian dollars.
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
Off-Balance Sheet Arrangements
At March 31, 2023, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments and Contingencies" for an update on legal matters. Except as disclosed above, there are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 1A. Risk Factors
Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.
There are no material changes from the risk factors previously disclosed in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Submission of Matters to a Vote of Security Holders
(a) The 2023 Annual General Meeting of Shareholders of the Company was held on May 3, 2023.
(b) Matters voted on at the meeting and the number of votes cast: 117,145,741 common shares were voted at the Annual General Meeting. Per the bye-laws of the Company in which the voting power is adjusted to the extent necessary so that there is no 9.5% voter, 27,857,056 common shares held by Maiden Reinsurance Ltd. were restricted from voting.
1.To elect nine directors to the Board of Directors of Maiden Holdings, Ltd. to serve until the 2024 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld	Broker Non-Vote
Barry D. Zyskind	43,317,383	2,332,141	43,639,161
Holly L. Blanchard	43,416,987	2,232,537	43,639,161
Patrick J. Haveron	43,456,079	2,193,445	43,639,161
Simcha G. Lyons	42,311,010	3,338,514	43,639,161
Lawrence F. Metz	43,435,140	2,214,384	43,639,161
Raymond M. Neff	43,448,568	2,200,956	43,639,161
Yehuda L. Neuberger	43,422,852	2,226,672	43,639,161
Steven H. Nigro	43,534,108	2,115,416	43,639,161
Keith A. Thomas	42,576,978	3,072,546	43,639,161

2.To increase the authorized share capital of the Company from US$1,500,000 divided into 150,000,000 shares of par value US$0.01 each, to US$2,000,000 divided into 200,000,000 of par value US$0.01 each;

Votes For	Votes Against	Abstain	Broker Non-Vote
43,091,210	2,489,612	68,702	43,639,161
3.To vote on a non-binding advisory resolution to approve the compensation of certain of our executive officers:

Votes For	Votes Against	Abstain	Broker Non-Vote
42,976,217	2,537,432	135,875	43,639,161
4.To vote on a non-binding advisory proposal to determine the frequency (whether 1 Year, 2 Years or 3 Years) with which shareholders of the Company shall be entitled to have an advisory vote on executive compensation:

1 Year	2 Years	3 Years	Abstain	Broker Non-Vote
41,263,298	88,156	3,687,093	610,977	43,639,161
5.The appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the 2023 fiscal year:

Votes For	Votes Against	Abstain	Broker Non-Vote
87,908,926	1,208,397	171,362	—
Item 5.02 Departure Of Directors Or Certain Officers; Election Of Directors; Appointment Of Certain Officers; Compensatory Arrangements Of Certain Officers

(c) On May 3, 2023, Patrick J. Haveron was appointed as the Chief Executive Officer, Chief Financial Officer and principal executive officer. Senior Vice President – Finance Mark O. Heintzman was appointed as the principal financial officer. Lawrence F. Metz was appointed as Executive Vice Chairman of the Board of Directors and Group President.

(e) On May 3, 2023, the annual base salary for Patrick J. Haveron was increased to $950,000. Further, Mr. Metz shall receive an annual board fee of $125,000.

The employment agreements of Patrick J. Haveron and Lawrence F. Metz were extended until May 1, 2028. A copy of the form of employment agreement of Messrs. Haveron and Metz is incorporated by reference to the filing of such exhibit with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 13, 2012 (File No. 001-34042).

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO
101.1
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL: (i) unaudited Condensed Consolidated Balance Sheets; (ii) unaudited Condensed Consolidated Statements of Income; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income; (iv) unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity; (v) unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
May 9, 2023		/s/ Patrick J. Haveron
Patrick J. Haveron Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)

/s/ Mark O. Heintzman
Mark O. Heintzman Senior Vice President - Finance (Principal Financial Officer)