Form 10-Q
period 2023-09-30
Maiden Holdings, Ltd.
filed 2023-11-08
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
Yes ☐ No ☒
As of November 3, 2023, 100,939,240 common shares were outstanding. 143,490,893 common shares, par value $0.01 per share, were outstanding when the ownership by our affiliate Maiden Reinsurance Ltd. of 42,405,553 common shares were included. These affiliated shares are treated as treasury shares and are not included in the computation of consolidated book value and earnings per common share.

INDEX

		Page
PART I - Financial Information
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022 (audited)	3

	Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2023 and 2022 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2023 and 2022 (unaudited)	5

	Condensed Consolidated Statements of Changes in Shareholders' Equity for the Three Months and Nine Months Ended September 30, 2023 and 2022 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	39

Item 4.	Controls and Procedures	75

PART II - Other Information

Item 1.	Legal Proceedings	76

Item 1A.	Risk Factors	76

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76

Item 3.	Defaults Upon Senior Securities	76

Item 4.	Mine Safety Disclosures	76

Item 5.	Other Information	77

Item 6.	Exhibits	77

	Signatures	78

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost: 2023 - $270,900; 2022 - $330,439)	$258,106	$314,527
Equity securities, at fair value (cost: 2023 - $41,488; 2022 - $40,509)	45,647	43,621
Equity method investments	79,400	80,159
Other investments (Allowance for expected credit losses: 2023 - $1,023)	166,222	148,753
Total investments	549,375	587,060
Cash and cash equivalents	17,930	30,986
Restricted cash and cash equivalents	11,600	15,638
Accrued investment income	5,486	4,122
Reinsurance balances receivable, net: (includes $7,366 and $8,395 from related parties in 2023 and 2022, respectively. Allowance for expected credit losses: 2023 - $158)	10,416	10,707
Reinsurance recoverable on unpaid losses (Allowance for expected credit losses: 2023 - $4,289)	558,777	556,116
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $18,220 and $23,632 from related parties in 2023 and 2022, respectively)	19,122	24,976
Funds withheld receivable: (includes $213,051 and $416,835 from related parties in 2023 and 2022, respectively. Allowance for expected credit losses: 2023 - $17)	229,568	441,412
Other assets	7,214	7,874
Total assets	$1,577,463	$1,846,866
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $783,595 and $988,684 from related parties in 2023 and 2022, respectively)	$911,475	$1,131,408
Unearned premiums (includes $48,914 and $63,443 from related parties in 2023 and 2022, respectively)	50,691	67,081
Deferred gain on retroactive reinsurance	58,837	47,708
Accrued expenses and other liabilities (includes $21,960 and $33,278 from related parties in 2023 and 2022, respectively)	38,664	60,518
Senior notes - principal amount	262,361	262,500
Less: unamortized debt issuance costs	7,802	6,928
Senior notes, net	254,559	255,572
Total liabilities	1,314,226	1,562,287
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value; 2023: 149,726,105 and 2022: 149,224,080 shares issued; 2023: 101,085,340 and 2022: 101,532,151 shares outstanding)	1,497	1,492
Additional paid-in capital	885,748	884,259
Accumulated other comprehensive loss	(38,893)	(41,234)
Accumulated deficit	(466,164)	(442,863)
Treasury shares, at cost (2023: 48,640,765 shares and 2022: 47,691,929 shares)	(118,951)	(117,075)
Total shareholders’ equity	263,237	284,579
Total liabilities and equity	$1,577,463	$1,846,866
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Gross premiums written	$8,660	$5,380	$16,371	$(1,451)
Net premiums written	$8,625	$5,222	$16,260	$(1,915)
Change in unearned premiums	3,854	7,029	16,260	25,731
Net premiums earned	12,479	12,251	32,520	23,816
Other insurance (expense) revenue, net	(16)	368	3	888
Net investment income	9,048	6,637	29,111	20,871
Net realized and unrealized investment gains (losses)	244	(1,572)	2,394	2,848
Total revenues	21,755	17,684	64,028	48,423
Expenses
Net loss and loss adjustment expenses	15,156	17,426	36,503	22,017
Commission and other acquisition expenses	5,340	5,398	14,520	12,811
General and administrative expenses	6,787	6,491	23,734	24,671
Interest and amortization expenses	4,814	4,833	13,411	14,498
Foreign exchange and other (gains) losses	(4,594)	(8,586)	843	(19,121)
Total expenses	27,503	25,562	89,011	54,876
Loss before income taxes and interest in income (loss) of equity method investments	(5,748)	(7,878)	(24,983)	(6,453)
Less: income tax (benefit) expense	(31)	(91)	(253)	451
Interest in income (loss) of equity method investments	2,190	(373)	6,942	(2,143)
Net loss	(3,527)	(8,160)	(17,788)	(9,047)
Gain from repurchase of preference shares	—	—	—	28,233
Net (loss) income (attributable) available to Maiden common shareholders	$(3,527)	$(8,160)	$(17,788)	$19,186
Basic and diluted (loss) earnings per share (attributable) available to common shareholders	$(0.03)	$(0.09)	$(0.18)	$0.22
Weighted average number of common shares - basic	101,454,767	87,161,499	101,586,759	86,935,823
Adjusted weighted average number of common shares and assumed conversions - diluted	101,454,767	87,161,499	101,586,759	86,937,552

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(3,527)	$(8,160)	$(17,788)	$(9,047)
Other comprehensive income (loss)
Net unrealized holdings gains (losses) on AFS securities arising during period	338	(14,864)	3,121	(56,446)
Net unrealized holdings gains on equity method investments arising during period	—	—	—	4,414
Adjustment for reclassification of net realized gains recognized in net loss	(3)	(48)	(3)	(5,696)
Foreign currency translation adjustment	(2,075)	2,246	(741)	18,094
Other comprehensive (loss) income, before tax	(1,740)	(12,666)	2,377	(39,634)
Income tax (expense) benefit related to components of other comprehensive (loss) income	(17)	53	(36)	296
Other comprehensive (loss) income, after tax	(1,757)	(12,613)	2,341	(39,338)
Comprehensive loss	$(5,284)	$(20,773)	$(15,447)	$(48,385)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Preference shares - Series A, C and D
Beginning balance	$—	$119,672	$—	$159,210
Repurchase of Preference Shares – Series A	—	—	—	(10,891)
Repurchase of Preference Shares – Series C	—	—	—	(15,644)
Repurchase of Preference Shares – Series D	—	—	—	(13,003)
Ending balance	—	119,672	—	119,672
Common shares
Beginning balance	1,497	934	1,492	923
Issuance of common shares from vesting of stock based compensation	—	—	5	11
Ending balance	1,497	934	1,497	934
Additional paid-in capital
Beginning balance	885,462	772,241	884,259	768,650
Issuance of common shares from vesting of stock based compensation	—	—	(5)	(11)
Share-based compensation expense	286	233	1,401	2,504
Repurchase of preference shares	—	—	93	1,321
Cash settlement of restricted shares/options granted	—	—	—	10
Ending balance	885,748	772,474	885,748	772,474
Accumulated other comprehensive loss
Beginning balance	(37,136)	(38,940)	(41,234)	(12,215)
Change in net unrealized investment gains (losses)	318	(14,859)	3,082	(57,432)
Foreign currency translation adjustment	(2,075)	2,246	(741)	18,094
Ending balance	(38,893)	(51,553)	(38,893)	(51,553)
Accumulated deficit
Beginning balance	(462,637)	(470,949)	(442,863)	(498,295)
Opening allowance for expected credit losses	—	—	(5,513)	—
Net loss	(3,527)	(8,160)	(17,788)	(9,047)
Gain from repurchase of preference shares	—	—	—	28,233
Ending balance	(466,164)	(479,109)	(466,164)	(479,109)
Treasury shares
Beginning balance	(117,896)	(35,025)	(117,075)	(34,016)
Shares repurchased	(1,055)	—	(1,876)	(1,009)
Ending balance	(118,951)	(35,025)	(118,951)	(35,025)
Total shareholders' equity	$263,237	$327,393	$263,237	$327,393
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Nine Months Ended September 30,	2023	2022
Cash flows from operating activities
Net loss	$(17,788)	$(9,047)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation, amortization and share-based compensation	(890)	1,628
Interest in (income) loss of equity method investments	(6,942)	2,143
Net realized and unrealized investment gains	(2,394)	(2,848)
Change in allowance for expected credit losses	(23)	—
Foreign exchange and other losses (gains)	843	(19,121)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	177	6,163
Reinsurance recoverable on unpaid losses	4,060	6,238
Accrued investment income	(1,391)	635
Deferred commission and other acquisition expenses	5,797	9,192
Funds withheld receivable	1,683	1,037
Other assets	411	(235)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(9,086)	(179,627)
Unearned premiums	(16,264)	(25,725)
Deferred gain on retroactive reinsurance	—	(270)
Accrued expenses and other liabilities	(24,190)	110,004
Net cash used in operating activities	(65,997)	(99,833)
Cash flows from investing activities:
Purchases of fixed maturities	(47,373)	(34,022)
Purchases of other investments	(33,287)	(28,225)
Purchases of equity method investments	(10,288)	(26,483)
Purchases of equity securities	(1,448)	(15,592)
Proceeds from sales of fixed maturities	64,126	139,645
Proceeds from maturities, paydowns and calls of fixed maturities	43,903	48,003
Proceeds from sale and redemption of other investments	17,229	3,794
Proceeds from sale and redemption of equity method investments	17,843	32,332
Proceeds from sale and redemption of equity securities	469	—
Others, net	(37)	(73)
Net cash provided by investing activities	51,137	119,379
Cash flows from financing activities:
Repurchase of common shares	(1,876)	(1,009)
Repurchase of preference shares	—	(9,984)
Repurchase of senior notes	(95)	—
Cash settlement of restricted shares granted and options exercised	—	10
Net cash used in financing activities	(1,971)	(10,983)
Effect of exchange rate changes on foreign currency cash, restricted cash and equivalents	(263)	(2,152)
Net (decrease) increase in cash, restricted cash and cash equivalents	(17,094)	6,411
Cash, restricted cash and cash equivalents, beginning of period	46,624	66,087
Cash, restricted cash and cash equivalents, end of period	$29,530	$72,498
Reconciliation of cash and restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$17,930	$24,376
Restricted cash and cash equivalents, end of period	11,600	48,122
Total cash, restricted cash and cash equivalents, end of period	$29,530	$72,498
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
ASU 2016-13 also modified the accounting for available-for-sale ("AFS") debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments: Credit Losses Available-for-Sale Debt Securities. Credit losses relating to AFS debt securities will be recorded through an allowance for credit losses rather than under the previous other-than-temporarily-impaired ("OTTI") methodology.
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
Based on the Company's analysis, there was no allowance for expected credit losses recognized on AFS securities held at September 30, 2023.
Credit Losses - Other Investments
The Company's investments in direct lending entities are carried at cost less an allowance for expected credit losses, with any indication of credit loss recognized in net income or loss when determined to be needed from the Company's analysis of expected future cash flows. As of September 30, 2023, the total allowance for expected credit losses on the Company's investment in direct lending entities was $1,023. Please see "Note 5(d). Fair Value Measurements" for additional information regarding this investment.

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
The Company records credit loss expenses related to reinsurance recoverable in net incurred losses and loss adjustment expenses in the Company’s condensed consolidated statements of income. Any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of reinsurance recoverable balances, together with associated allowances for expected credit losses, are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs. As of September 30, 2023, the total allowance for expected credit losses on the Company's reinsurance recoverable balance was $4,289 which is discussed in more detail in "Note 8. Reinsurance".
Credit Losses - Reinsurance Balances Receivable
Reinsurance balances receivable are reviewed for impairment on a quarterly basis and are presented net of an allowance for expected credit losses. The allowance for expected credit losses is estimated based on the Company's analysis of amounts due, historical delinquencies and write-offs, and current economic conditions, together with reasonable and supportable forecasts of short-term economic conditions. The allowance for expected credit losses is recognized in net income (loss) and any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of premium balances receivable, together with associated allowances for expected credit losses, are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs. As of September 30, 2023, the total allowance for expected credit losses on the Company's reinsurance balances receivable was $158.
Credit Losses - Funds Withheld Receivable
Funds withheld receivable are reviewed for impairment on a quarterly basis and are presented net of an allowance for expected credit losses. The allowance for expected credit losses is estimated based on the Company's analysis of amounts due, historical delinquencies and write-offs, and current economic conditions, together with reasonable and supportable forecasts of short-term economic conditions. The allowance for expected credit losses is recognized in net income (loss) and any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of funds withheld receivable, together with associated allowances for expected credit losses, are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs. As of September 30, 2023, the total allowance for expected credit losses on the Company's funds withheld receivable was $17.

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
The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net loss for the three months ended September 30, 2023 and 2022, respectively:

For the Three Months Ended September 30, 2023	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$6,762	$1,898	$8,660
Net premiums written	$6,727	$1,898	$8,625
Net premiums earned	$7,207	$5,272	$12,479
Other insurance expense	(16)	—	(16)
Net loss and LAE	(4,142)	(11,014)	(15,156)
Commission and other acquisition expenses	(3,374)	(1,966)	(5,340)
General and administrative expenses	(2,216)	(661)	(2,877)
Underwriting loss	$(2,541)	$(8,369)	(10,910)
Reconciliation to net loss
Net investment income and net realized and unrealized investment gains			9,292
Interest and amortization expenses			(4,814)
Foreign exchange and other gains, net			4,594
Other general and administrative expenses			(3,910)
Income tax benefit			31
Interest in income of equity method investments			2,190
Net loss			$(3,527)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Three Months Ended September 30, 2022	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$6,185	$(805)	$5,380
Net premiums written	$6,027	$(805)	$5,222
Net premiums earned	$6,932	$5,319	$12,251
Other insurance revenue	368	—	368
Net loss and LAE	(1,965)	(15,461)	(17,426)
Commission and other acquisition expenses	(3,394)	(2,004)	(5,398)
General and administrative expenses	(1,901)	(521)	(2,422)
Underwriting income (loss)	$40	$(12,667)	(12,627)
Reconciliation to net loss
Net investment income and net realized and unrealized investment losses			5,065
Interest and amortization expenses			(4,833)
Foreign exchange and other gains, net			8,586
Other general and administrative expenses			(4,069)
Income tax benefit			91
Interest in loss from equity method investments			(373)
Net loss			$(8,160)

The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net loss for the nine months ended September 30, 2023 and 2022, respectively:

For the Nine Months Ended September 30, 2023	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$20,263	$(3,892)	$16,371
Net premiums written	$20,152	$(3,892)	$16,260
Net premiums earned	$21,882	$10,638	$32,520
Other insurance revenue	3	—	3
Net loss and LAE	(11,126)	(25,377)	(36,503)
Commission and other acquisition expenses	(10,544)	(3,976)	(14,520)
General and administrative expenses	(7,863)	(2,062)	(9,925)
Underwriting loss	$(7,648)	$(20,777)	(28,425)
Reconciliation to net loss
Net investment income and net realized and unrealized investment gains			31,505
Interest and amortization expenses			(13,411)
Foreign exchange and other losses, net			(843)
Other general and administrative expenses			(13,809)
Income tax benefit			253
Interest in income from equity method investments			6,942
Net loss			$(17,788)

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

The following tables summarize the financial position of the Company's reportable segments including the reconciliation to the Company's consolidated total assets at September 30, 2023 and December 31, 2022:

September 30, 2023	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$84,773	$1,067,057	$1,151,830
Corporate assets	—	—	425,633
Total Assets	$84,773	$1,067,057	$1,577,463

December 31, 2022	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$97,290	$1,342,852	$1,440,142
Corporate assets	—	—	406,724
Total Assets	$97,290	$1,342,852	$1,846,866

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the three and nine months ended September 30, 2023 and 2022:

For the Three Months Ended September 30,	2023	2022
Net premiums written	Total	Total
Diversified Reinsurance
International	$6,727	$6,027
Total Diversified Reinsurance	6,727	6,027
AmTrust Reinsurance
Small Commercial Business	(160)	(636)
Specialty Program	—	(43)
Specialty Risk and Extended Warranty	2,058	(126)
Total AmTrust Reinsurance	1,898	(805)
Total Net Premiums Written	$8,625	$5,222

For the Nine Months Ended September 30,	2023	2022
Net premiums written	Total	Total
Diversified Reinsurance
International	$20,152	$16,605
Total Diversified Reinsurance	20,152	16,605
AmTrust Reinsurance
Small Commercial Business	(318)	(15,007)
Specialty Program	157	732
Specialty Risk and Extended Warranty	(3,731)	(4,245)
Total AmTrust Reinsurance	(3,892)	(18,520)
Total Net Premiums Written	$16,260	$(1,915)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables set forth financial information for net premiums earned by major line of business and reportable segment for the three and nine months ended September 30, 2023 and 2022:

For the Three Months Ended September 30,	2023	2022
Net premiums earned	Total	Total
Diversified Reinsurance
International	$7,207	$6,932
Total Diversified Reinsurance	7,207	6,932
AmTrust Reinsurance
Small Commercial Business	(160)	(636)
Specialty Program	—	(43)
Specialty Risk and Extended Warranty	5,432	5,998
Total AmTrust Reinsurance	5,272	5,319
Total Net Premiums Earned	$12,479	$12,251

For the Nine Months Ended September 30,	2023	2022
Net premiums earned	Total	Total
Diversified Reinsurance
International	$21,882	$20,012
Total Diversified Reinsurance	21,882	20,012
AmTrust Reinsurance
Small Commercial Business	(318)	(14,995)
Specialty Program	157	733
Specialty Risk and Extended Warranty	10,799	18,066
Total AmTrust Reinsurance	10,638	3,804
Total Net Premiums Earned	$32,520	$23,816

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
a)Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of fixed maturities at September 30, 2023 and December 31, 2022 are as follows:

September 30, 2023	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$47,633	$2	$(23)	$47,612
U.S. agency bonds – mortgage-backed	36,009	—	(5,602)	30,407
Collateralized mortgage-backed securities	6,199	—	(360)	5,839
Non-U.S. government bonds	14,551	—	(729)	13,822
Collateralized loan obligations	89,346	—	(2,374)	86,972
Corporate bonds	77,162	—	(3,708)	73,454
Total fixed maturity investments	$270,900	$2	$(12,796)	$258,106

December 31, 2022	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$55,647	$1	$(116)	$55,532
U.S. agency bonds – mortgage-backed	38,767	—	(4,402)	34,365
Collateralized mortgage-backed securities	7,199	—	(432)	6,767
Non-U.S. government bonds	12,643	—	(825)	11,818
Collateralized loan obligations	119,120	—	(5,028)	114,092
Corporate bonds	97,063	—	(5,110)	91,953
Total fixed maturity investments	$330,439	$1	$(15,913)	$314,527
The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2023	Amortized cost	Fair value
Due in one year or less	$80,291	$79,644
Due after one year through five years	50,293	47,306
Due after five years through ten years	8,762	7,938
	139,346	134,888
U.S. agency bonds – mortgage-backed	36,009	30,407
Collateralized mortgage-backed securities	6,199	5,839
Collateralized loan obligations	89,346	86,972
Total fixed maturity investments	$270,900	$258,106

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bonds	$2,648	$(7)	$984	$(16)	$3,632	$(23)
U.S. agency bonds – mortgage-backed	—	—	30,407	(5,602)	30,407	(5,602)
Collateralized mortgage-backed securities	—	—	5,839	(360)	5,839	(360)
Non-U.S. government bonds	2,078	—	11,744	(729)	13,822	(729)
Collateralized loan obligations	—	—	86,972	(2,374)	86,972	(2,374)
Corporate bonds	—	—	73,454	(3,708)	73,454	(3,708)
Total temporarily impaired fixed maturities	$4,726	$(7)	$209,400	$(12,789)	$214,126	$(12,796)
At September 30, 2023, there were 75 securities in an unrealized loss position with a fair value of $214,126 and unrealized losses of $12,796. Of these securities in an unrealized loss position, there were 70 securities in our portfolio that have been in an unrealized loss position for twelve months or greater with a fair value of $209,400 and unrealized losses of $12,789.

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
Based on the Company's analysis at September 30, 2023 and 2022, respectively, the Company did not recognize any impairment on its AFS fixed maturity securities as the Company expects the amortized cost basis will ultimately be recovered based on projected cash flows as the related securities approach maturity. The Company continues to monitor the credit quality of the AFS securities to assess if it is probable that it will receive contractual or estimated cash flows in the form of principal and interest. Therefore, as the unrealized losses were due to non-credit factors, there was no allowance recorded for expected credit losses on AFS securities for the three and nine months ended September 30, 2023.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

The following tables summarize the credit ratings of our fixed maturities as at September 30, 2023 and December 31, 2022:

September 30, 2023	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$47,633	$47,612	18.4%
U.S. agency bonds	36,009	30,407	11.8%
AAA	90,382	87,844	34.1%
AA+, AA, AA-	20,257	19,302	7.5%
A+, A, A-	32,769	30,884	12.0%
BBB+, BBB, BBB-	38,563	37,035	14.3%
BB+ or lower	5,287	5,022	1.9%
Total fixed maturities (1)	$270,900	$258,106	100.0%

December 31, 2022	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$55,647	$55,532	17.7%
U.S. agency bonds	38,767	34,365	10.9%
AAA	112,775	108,136	34.4%
AA+, AA, AA-	23,974	22,640	7.2%
A+, A, A-	38,549	35,996	11.4%
BBB+, BBB, BBB-	55,374	53,094	16.9%
BB+ or lower	5,353	4,764	1.5%
Total fixed maturities(1)	$330,439	$314,527	100.0%
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
Other investments
The table shows the composition of the Company's other investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Carrying value	% of Total	Carrying value	% of Total
Private equity funds	$43,710	26.3%	$32,298	21.7%
Private credit funds	22,734	13.7%	26,354	17.7%
Privately held equity investments	34,778	20.9%	34,014	22.9%
Total other investments at fair value	101,222	60.9%	92,666	62.3%
Investments in direct lending entities (at cost)	65,000	39.1%	56,087	37.7%
Total other investments	$166,222	100.0%	$148,753	100.0%
The Company's investments in direct lending entities of $65,000 at September 30, 2023 (December 31, 2022 - $56,087) are carried at cost less an allowance for expected credit losses, with any indication of credit loss recognized in net income when determined. An allowance for expected credit losses of $1,023 was reported on the investments in direct lending entities as at September 30, 2023 and recorded in opening retained earnings on January 1, 2023. Please see "Note 5(d). Fair Value Measurements" for additional information regarding this investment.

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
The following table provides the cost and fair values of the equity securities held at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Privately held common stocks	$33,223	$32,636	$32,775	$32,290
Privately held preferred stocks	8,175	12,953	7,175	10,945
Publicly traded equity investments in common stocks	90	58	559	386
Total equity securities	$41,488	$45,647	$40,509	$43,621
Equity Method Investments
The equity method investments include real estate investments, hedge fund investments, and other investments. The table below shows the carrying value of the Company's equity method investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Carrying Value	% of Total	Carrying Value	% of Total
Real estate investments	$48,524	61.1%	$40,944	51.1%
Hedge fund investments	—	—%	5,376	6.7%
Other investments	30,876	38.9%	33,839	42.2%
Total equity method investments	$79,400	100.0%	$80,159	100.0%
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
c)Net Investment Income
Net investment income was derived from the following sources for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed maturities	$2,522	$2,259	$7,720	$7,074
Income on funds withheld	2,307	2,616	8,829	8,753
Interest income from loan to related party	3,073	1,771	8,698	3,808
Cash and cash equivalents and other investments	1,244	930	4,250	2,292
	9,146	7,576	29,497	21,927
Investment expenses	(98)	(939)	(386)	(1,056)
Net investment income	$9,048	$6,637	$29,111	$20,871

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
d) Net Realized and Unrealized Investment Gains (Losses)
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized and unrealized investment gains (losses) included in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022:

For the Three Months Ended September 30, 2023	Gross gains	Gross losses	Net
Fixed maturities	$—	$(301)	$(301)
Equity securities	—	(52)	(52)
Other investments	1,393	(796)	597
Net realized and unrealized investment gains (losses)	$1,393	$(1,149)	$244

For the Three Months Ended September 30, 2022	Gross gains	Gross losses	Net
Fixed maturities	$591	$(495)	$96
Equity securities	217	(63)	154
Other investments	393	(2,215)	(1,822)
Net realized and unrealized investment gains (losses)	$1,201	$(2,773)	$(1,572)

For the Nine Months Ended September 30, 2023	Gross gains	Gross losses	Net
Fixed maturities	$—	$(1,087)	$(1,087)
Equity securities	1,478	(431)	1,047
Other investments	5,268	(2,834)	2,434
Net realized and unrealized investment gains (losses)	$6,746	$(4,352)	$2,394

For the Nine Months Ended September 30, 2022	Gross gains	Gross losses	Net
Fixed maturities	$1,829	$(637)	$1,192
Equity securities	3,876	(871)	3,005
Other investments	2,825	(4,174)	(1,349)
Net realized and unrealized investment gains (losses)	$8,530	$(5,682)	$2,848
Realized and unrealized gains and losses from equity securities detailed above include both sales and distributions of equity securities and unrealized gains and losses coming from fair value changes. Unrealized (losses) gains recognized for equity securities still held at reporting date for the three and nine months ended September 30, 2023 and 2022, respectively, included:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (losses) gains recognized for equity securities	$(52)	$154	$1,047	$3,005
Net gains recognized for equity securities divested	—	(111)	(186)	(111)
Unrealized (losses) gains recognized for equity securities still held at reporting date	$(52)	$43	$861	$2,894
Proceeds from sales of fixed maturity investments were $19,343 and $64,126 for the three and nine months ended September 30, 2023 (2022 - $35,107 and $139,645, respectively). Net unrealized losses included in accumulated other comprehensive income ("AOCI") were as follows at September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023	December 31, 2022
Net unrealized losses on fixed maturity investments	$(12,794)	$(15,912)
Deferred income tax	208	244
Net unrealized losses, net of deferred income tax	$(12,586)	$(15,668)
Change, net of deferred income tax	$3,082	$(12,975)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
e)Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of restricted assets at September 30, 2023 and December 31, 2022 are:

	September 30, 2023	December 31, 2022
Restricted cash – third party agreements	$5,561	$13,122
Restricted cash – related party agreements	6,039	2,516
Total restricted cash	11,600	15,638
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2023 – $55,547; 2022 – $48,181)	53,408	48,101
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2023 – $159,278; 2022 – $246,325)	153,382	233,091
Total restricted investments	206,790	281,192
Total restricted cash and investments	$218,390	$296,830
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments that are measured at fair value on a recurring basis held at September 30, 2023 and December 31, 2022.
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
(b) Fair Value Hierarchy
The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuation methodology whenever available. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active trading markets and the lowest priority to unobservable inputs that reflect significant market assumptions. At September 30, 2023 and December 31, 2022, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$47,612	$—	$—	$—	$47,612
U.S. agency bonds – mortgage-backed	—	30,407	—	—	30,407
Collateralized mortgage-backed bonds	—	5,839	—	—	5,839
Non-U.S. government bonds	—	13,822	—	—	13,822
Collateralized loan obligations	—	86,972	—	—	86,972
Corporate bonds	—	73,454	—	—	73,454
Equity securities	58	—	20,013	25,576	45,647
Other investments	—	—	2,985	98,237	101,222
Total investments	$47,670	$210,494	$22,998	$123,813	$404,975
As a percentage of total assets	3.0%	13.3%	1.5%	7.8%	25.6%

Underwriting-related derivative liability	$—	$—	$3,984	$—	$3,984

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$55,532	$—	$—	$—	$55,532
U.S. agency bonds – mortgage-backed	—	34,365	—	—	34,365
Collateralized mortgage-backed bonds	—	6,767	—	—	6,767
Non-U.S. government bonds	—	11,818	—	—	11,818
Collateralized loan obligations	—	114,092	—	—	114,092
Corporate bonds	—	91,953	—	—	91,953
Equity securities	386	—	17,806	25,429	43,621
Other investments	—	1,000	1,000	90,666	92,666
Total investments	$55,918	$259,995	$18,806	$116,095	$450,814
As a percentage of total assets	3.0%	14.1%	1.0%	6.3%	24.4%

Underwriting-related derivative liability	$—	$—	$14,559	$—	$14,559

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
The Pricing Service was utilized to estimate fair value measurements for 98.1% and 98.5% of our fixed maturities at September 30, 2023 and December 31, 2022, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At September 30, 2023 and December 31, 2022, approximately 1.9% and 1.5%, respectively, of our fixed maturities were valued using the market approach. At September 30, 2023, one security or $5,022 (December 31, 2022 - one security or $4,764) of our fixed maturity investment portfolio classified as Level 2 in the table above was priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At September 30, 2023 and December 31, 2022, the Company has not adjusted any pricing provided to it based on the review performed by its investment managers. There were no transfers to or from Level 3 during the nine months ended September 30, 2023 and 2022.
(c) Level 3 Financial Instruments
At September 30, 2023, the Company holds Level 3 financial instruments which consist of privately held investments of $22,998 (December 31, 2022 - $18,806) and an underwriting-related derivative liability of $3,984 (December 31, 2022 - $14,559) on a reinsurance contract written by GLS which is included in accrued expenses and other liabilities.
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
The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at September 30, 2023:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Privately held equity securities - common shares	$10,045	Quarterly financial statements	Price/book ratios of comparable public companies
Privately held equity securities - preferred shares	12,953	Quarterly financial statements	Privately calculated enterprise valuations
Total Level 3 investments	$22,998

Underwriting-related derivative liability	$3,984	Discounted cash flows	Duration matched discount rates	5.0%	to	6.0%
The following table shows the reconciliation of beginning and ending balances for investments measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2023 and 2022. The Company includes any related interest and dividend income in net investment income and are excluded from the reconciliation in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Balance - beginning of period	$21,398	$16,194	$18,806	$7,094
Sales	—	—	—	(1,000)
Net realized and unrealized gains recognized in the statement of income	—	111	1,592	3,770
Purchases	1,600	2,000	2,600	8,441
Total Level 3 investments - end of period	$22,998	$18,305	$22,998	$18,305

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
At September 30, 2023, the carrying values of cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable, loan to related party, and certain other assets and liabilities approximate fair values due to their inherent short duration. As these financial instruments are not actively traded, the fair values of these financial instruments are classified as Level 2.
The investments made by direct lending entities are carried at cost less an allowance for expected credit losses, with any indication of credit loss recognized in net income when determined. The net carrying value of which approximates fair value. The fair value estimates of these investments are not based on observable market data and, as a result, are classified as Level 3.
The fair values of the Senior Notes (as defined in "Note 7. Long-Term Debt") are based on indicative market pricing obtained from a third-party pricing service which uses observable market inputs, and therefore the fair values of these liabilities are classified as Level 2. The following table presents the respective carrying value and fair value for the Senior Notes as at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes - MHLA – 6.625%	$110,000	$69,080	$110,000	$76,560
Senior Notes - MHNC – 7.75%	152,361	107,506	152,500	113,826
Total Senior Notes	$262,361	$176,586	$262,500	$190,386

6. Shareholders' Equity
a)Common Shares
On May 3, 2023 at its Annual General Meeting of Shareholders, the Company's common shareholders approved the increase in the authorized share capital of the Company from $1,500 divided into 150,000,000 shares of par value $0.01 each, to $2,000 divided into 200,000,000 shares of par value $0.01 each.
At September 30, 2023, the aggregate authorized share capital of the Company is 200,000,000 shares from which 149,726,105 common shares were issued, of which 101,085,340 common shares are outstanding, and 48,640,765 shares are treasury shares (please see Note 6. (b) Treasury Shares below for additional information).
The remaining 50,273,895 shares are undesignated at September 30, 2023. At September 30, 2023, 981,277 common shares will be issued and outstanding upon vesting of restricted shares.
b)Treasury Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common shares from time to time at market prices. During the three and nine months ended September 30, 2023, Maiden Reinsurance repurchased 520,475 and 820,105 common shares, respectively, at an average price per share of $1.86 and $1.93, respectively, under the Company's share repurchase plan (2022 - none). The Company has a remaining authorization of $72,659 for common share repurchases at September 30, 2023 (December 31, 2022 - $74,245).
During the nine months ended September 30, 2023, the Company also repurchased 128,731 common shares (2022 - 403,716) at an average price per share of $2.25 (2022 - $2.50) from employees, which represent tax withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares.
Treasury shares include 42,259,453 common shares owned by Maiden Reinsurance consisting of 41,439,348 shares issued as part of the exchange for preference shares held ("Exchange") and 820,105 shares directly purchased on the open market by Maiden Reinsurance which are not treated as outstanding common shares on the Condensed Consolidated Balance Sheet at September 30, 2023. Please see further information on the Exchange and related preference share repurchases in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023. The table below includes the total number of treasury shares outstanding at September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023	December 31, 2022
Number of shares held by Maiden Reinsurance treated as treasury shares	42,259,453	41,439,348
Number of treasury shares due to common share repurchases by Maiden Holdings	6,381,312	6,252,581
Total number of treasury shares at the end of the reporting period	48,640,765	47,691,929

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
6. Shareholders' Equity (continued)
c)AOCI
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended September 30, 2023	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(12,904)	$(24,232)	$(37,136)
Other comprehensive income (loss) before reclassifications	321	(2,075)	(1,754)
Amounts reclassified from AOCI to net income, net of tax	(3)	—	(3)
Net current period other comprehensive income (loss)	318	(2,075)	(1,757)
Ending balance, Maiden shareholders	$(12,586)	$(26,307)	$(38,893)

For the Three Months Ended September 30, 2022	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(45,266)	$6,326	$(38,940)
Other comprehensive (loss) income before reclassifications	(14,811)	2,246	(12,565)
Amounts reclassified from AOCI to net income, net of tax	(48)	—	(48)
Net current period other comprehensive (loss) income	(14,859)	2,246	(12,613)
Ending balance, Maiden shareholders	$(60,125)	$8,572	$(51,553)
For the Nine Months Ended September 30, 2023	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(15,668)	$(25,566)	$(41,234)
Other comprehensive income (loss) before reclassifications	3,085	(741)	2,344
Amounts reclassified from AOCI to net income, net of tax	(3)	—	(3)
Net current period other comprehensive income (loss)	3,082	(741)	2,341
Ending balance, Maiden shareholders	$(12,586)	$(26,307)	$(38,893)
For the Nine Months Ended September 30, 2022	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(2,693)	$(9,522)	$(12,215)
Other comprehensive (loss) income before reclassifications	(51,736)	18,094	(33,642)
Amounts reclassified from AOCI to net income, net of tax	(5,696)	—	(5,696)
Net current period other comprehensive (loss) income	(57,432)	18,094	(39,338)
Ending balance, Maiden shareholders	$(60,125)	$8,572	$(51,553)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At September 30, 2023 and December 31, 2022, Maiden Holdings had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") and its wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA") had outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes") (collectively "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following tables detail the issuances of Senior Notes outstanding at September 30, 2023 and December 31, 2022:

September 30, 2023	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized issuance costs	3,360	4,442	7,802
Carrying value	$106,640	$147,919	$254,559

December 31, 2022	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,406	3,522	6,928
Carrying value	$106,594	$148,978	$255,572

Other details:
Original debt issuance costs pertaining to remaining outstanding principal amount	$3,715	$5,050
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%
Total interest and amortization expense incurred on the Senior Notes for the three and nine months ended September 30, 2023 was $4,814 and $13,451, respectively (2022 - $4,833 and $14,498, respectively), of which $1,342 was accrued as interest payable at both September 30, 2023 and December 31, 2022, respectively. The issuance costs related to the Senior Notes were capitalized and are amortized over the effective life of the Senior Notes using the effective interest method of amortization.
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
During the nine months ended September 30, 2023, the Company repurchased 5,567 notes of the 2013 Senior Notes at an average price per unit of $17.10 for a total cost of $95. Total interest and amortization expenses were partly offset by a gain of $40 that was realized on the repurchase of the 2013 Senior Notes during the nine months ended September 30, 2023. The Company has a remaining authorization of $99,905 for Senior Notes repurchases at September 30, 2023.

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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the nine months ended September 30, 2023 and 2022 was as follows:

For the Nine Months Ended September 30,	2023	2022
Premiums written
Direct	$20,283	$17,383
Assumed	(3,912)	(18,834)
Ceded	(111)	(464)
Net	$16,260	$(1,915)
Premiums earned
Direct	$20,141	$17,332
Assumed	12,494	6,942
Ceded	(115)	(458)
Net	$32,520	$23,816
Loss and LAE
Gross loss and LAE	$36,397	$22,511
Loss and LAE ceded	106	(494)
Net	$36,503	$22,017
The Company's reinsurance recoverable on unpaid losses balance as at September 30, 2023 was $558,777 (December 31, 2022 - $556,116) presented in the Condensed Consolidated Balance Sheets. As of September 30, 2023, the total allowance for expected credit losses on the Company's reinsurance recoverable balance was $4,289. The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on reinsurance recoverable for the three and nine months ended September 30, 2023:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2023	2023
Allowance for expected credit losses on reinsurance recoverable, beginning of period	$4,530	$4,277
(Decrease) increase in allowance for expected credit losses on reinsurance recoverable where credit losses were previously recognized	(241)	12
Allowance for expected credit losses on reinsurance recoverable, end of period	$4,289	$4,289
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $53,943 at September 30, 2023 (December 31, 2022 - $60,112). The recoverable due from Cavello is net of an allowance for expected credit losses of $3,783 as at September 30, 2023.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
8. Reinsurance (continued)
As of September 30, 2023, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $501,023 while the deferred gain liability under the LPT/ADC Agreement was $56,516 (December 31, 2022 - $490,408 and $45,408, respectively). The recoverable due under the LPT/ADC Agreement is net of an allowance for expected credit losses of $493 as at September 30, 2023. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2025.
Cavello provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement. Cavello is subject to additional collateral funding requirements as explained in "Note 10. Related Party Transactions". As of September 30, 2023, the amount of collateral required was $471,636. Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar, has credit ratings of BBB+ from both Standard & Poor's and Fitch Ratings at September 30, 2023.

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

	September 30, 2023	December 31, 2022
Reserve for reported loss and LAE	$585,535	$702,691
Reserve for losses incurred but not reported ("IBNR")	325,940	428,717
Reserve for loss and LAE	$911,475	$1,131,408
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Nine Months Ended September 30,	2023	2022
Gross loss and LAE reserves, January 1	$1,131,408	$1,489,373
Less: reinsurance recoverable on unpaid losses, January 1	556,116	562,845
Net loss and LAE reserves, January 1	575,292	926,528
Net incurred losses related to:
Current year	20,519	27,510
Prior years	15,984	(5,493)
	36,503	22,017
Net paid losses related to:
Current year	(448)	(334)
Prior years	(249,965)	(319,132)
	(250,413)	(319,466)
Change in deferred gain on retroactive reinsurance	(11,129)	12,024
GLS run-off business acquired or assumed	767	7,580
Opening allowance for expected credit loss on reinsurance recoverable on unpaid losses	4,277	—
Effect of foreign exchange rate movements	(2,599)	(50,574)
Net loss and LAE reserves, September 30	352,698	598,109
Reinsurance recoverable on unpaid losses, September 30	558,777	547,975
Gross loss and LAE reserves, September 30	$911,475	$1,146,084
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years. The favorable or unfavorable development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. The Company recognized net adverse prior year loss development of $7,834 and $15,984 for the three and nine months ended September 30, 2023, respectively (2022 - adverse $834 and favorable $5,493, respectively).
In the Diversified Reinsurance segment, there was adverse prior year loss development of $1,864 and $3,938 for the three and nine months ended September 30, 2023, respectively (2022 - favorable $590 and $1,975, respectively). Prior year loss development for the three and nine months ended September 30, 2023 was driven by adverse development primarily due to a German auto program in run-off from the International unit along with development from other runoff business lines and also included the recognition of expected credit losses on reinsurance recoverable on unpaid losses for the year-to-date period.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
9. Reserve for Loss and Loss Adjustment Expenses (continued)
Prior year loss development for the three and nine months ended September 30, 2022 was primarily due to favorable reserve development in German Auto Programs and GLS reinsurance contracts partly offset by adverse development in European Capital Solutions.
In the AmTrust Reinsurance segment, net adverse prior year loss development was $5,970 and $12,046 during the three and nine months ended September 30, 2023, respectively (2022 - adverse $1,424 and favorable $3,518, respectively). Net adverse prior year loss development for the three and nine months ended September 30, 2023 was primarily from European Hospital Liability for the three months ended September 30, 2023, and European Hospital Liability and the AmTrust Quota Share (General Liability and Commercial Auto Liability partly offset by continued favorable development in Workers Compensation) for the nine months ended September 30, 2023. Net adverse loss development on European Hospital Liability was primarily driven by emergence of loss data during 2023 on underwriting years 2011 to 2016.
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
The net favorable prior year loss development for the nine months ended September 30, 2022 included $5,346 of favorable reserve adjustments for estimated surcharges on Workers' Compensation policies and inuring AmTrust reinsurance for programs in Specialty Risk and Extended Warranty cessions ("AmTrust Cession Adjustments"). Excluding AmTrust Cession Adjustments, there was adverse development of $1,828 for the nine months ended September 30, 2022 driven by unfavorable movements in European Hospital Liability due to higher than expected loss emergence in Italian Hospital Liability policies as well as the agreed exit cost of $3,666 (€3,444 for commutation of French Hospital Liability policies as described in "Note 10. Related Party Transactions"; partly offset by favorable runoff of Workers Compensation business.
The increase in the deferred gain on retroactive reinsurance was $11,129 for the nine months ended September 30, 2023 (2022 - $12,024 decrease). This included an increase in the deferred gain liability and related reinsurance recoverable on unpaid losses under the LPT/ADC Agreement with Cavello of $11,108 for the nine months ended September 30, 2023 (2022 - $10,722 decrease) caused by adverse development on loss reserves covered under the LPT/ADC Agreement (2022 - favorable). The deferred gain on retroactive reinsurance under the LPT/ADC Agreement represents the cumulative adverse development for covered risks in the AmTrust Quota Share as of September 30, 2023 and December 31, 2022. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in 2025.

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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Condensed Consolidated Income Statements for the three and nine months ended September 30, 2023 and 2022, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Gross and net premiums written	$1,898	$(805)	$(3,892)	$(18,520)
Net premiums earned	5,272	5,319	10,638	3,804
Net loss and LAE	(11,034)	(15,461)	(25,737)	(19,072)
Commission and other acquisition expenses	(1,966)	(2,004)	(3,976)	(2,127)
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
Maiden Reinsurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Reinsurance's proportionate share of its obligations under the AmTrust Quota Share. The collateral requirements under the AmTrust Quota Share with AII was satisfied as follows:
•by lending funds of $167,975 at September 30, 2023 and December 31, 2022 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes and was assigned by AII to AmTrust effective December 31, 2014 and carried at cost. Interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. Interest income on the loan was $3,073 and $8,698 for the three and nine months ended September 30, 2023, respectively (2022 - $1,771 and $3,808, respectively) and the effective yield was 7.3% and 6.9% for the respective periods (2022 - 4.2% and 3.0%).
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
•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of collateral remaining at September 30, 2023 was $0 (December 31, 2022 - $42,305) and the accrued interest was $0 (December 31, 2022 - $224). Please refer to "Note 4. (e) Investments" for additional information;
•on January 11, 2019, the Company transferred $575,000 to AmTrust as a portion of the existing Trust Accounts used for collateral on the AmTrust Quota Share was converted to a funds withheld arrangement. The funds withheld receivable earns an annual interest rate of 3.5% for 2023, which is subject to annual adjustment (2.1% for 2022). At September 30, 2023, the funds withheld balance was $213,051 (December 31, 2022 - $416,835) and accrued interest was $2,474 (December 31, 2022 - $2,359). Interest income on the funds withheld receivable was $2,227 and $8,569 for the three and nine months ended September 30, 2023, respectively (2022 - $2,597 and $8,585, respectively).
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
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of the collateral held in reinsurance trust accounts at September 30, 2023 was $154,653 (December 31, 2022 - $188,473) and the accrued interest was $1,085 (December 31, 2022 - $966).
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
The Company recorded $61 and $206 of investment management fees for the three and nine months ended September 30, 2023, respectively (2022 - $99 and $329, respectively) under this agreement.
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
a)Concentrations of Credit Risk
At September 30, 2023 and December 31, 2022, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance balances receivable, reinsurance recoverable on paid and unpaid losses and funds withheld receivable. Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength.
The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts that are considered potentially uncollectible. Letters of credit are provided by its reinsurers for material amounts recoverable as discussed in "Note 8. Reinsurance".
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party, reinsurance balances receivable and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at September 30, 2023. To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at September 30, 2023 will be fully collectible.
Please refer to "Note 2. Significant Accounting Polices" for additional information on the Company's credit loss allowances as at September 30, 2023 regarding other investments, reinsurance recoverable on unpaid losses, reinsurance balances receivable and funds withheld receivable that were recorded under Topic 326 which was adopted effective January 1, 2023.
b)Investment Commitments and Related Financial Guarantees
The Company had total unfunded commitments on alternative investments of $105,844 at September 30, 2023 (December 31, 2022 - $112,989) which included commitments for other investments, private equity securities and equity method investments.
The table below shows the total unfunded commitments by type of investment as at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Fair Value	% of Total	Fair Value	% of Total
Private equity funds	$51,761	48.9%	$54,996	48.7%
Private credit funds	16,244	15.3%	13,906	12.3%
Privately held equity investments	705	0.7%	705	0.6%
Total unfunded commitments on other investments	$68,710	64.9%	$69,607	61.6%

Total unfunded commitments on equity securities	$16,061	15.2%	$16,509	14.6%

Total unfunded commitments on equity method investments	$21,073	19.9%	$26,873	23.8%

Total unfunded commitments on alternative investments	$105,844	100.0%	$112,989	100.0%
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
As discussed above, at September 30, 2023, guarantees of $55,109 (December 31, 2022 - $42,141) were provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

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
As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 10%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. At September 30, 2023, the Company's future lease obligations of $272 (December 31, 2022 - $300) were calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate. This amount has been recognized on the Consolidated Balance Sheet as a lease liability within accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets.
The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's weighted-average remaining lease term is approximately 1.4 years at September 30, 2023.
Under Topic 842, Leases, the Company continues to recognize the related leasing expense on a straight-line basis over the lease term on the Consolidated Statements of Income. The Company's total lease expense was $119 and $374 for three and nine months ended September 30, 2023, respectively (2022 - $101 and $260, respectively) recognized within general and administrative expenses consistent with the prior accounting treatment under Topic 840.
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
In April 2009, the Company learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Reinsurance, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistle-blowing in violation of the whistle-blower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged that he was terminated for raising concerns regarding corporate governance with respect to the negotiation of the terms of the Trust Preferred Securities Offering. He seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Reinsurance, back pay and legal fees incurred. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor. The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011. On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014 and concluded in November 2018. On September 2, 2021, Administrative Law Judge Theresa C. Timlin of the U.S. Department of Labor issued a decision and order which denied Mr. Turin’s complaint in full. On September 16, 2021, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. On June 29, 2023, the Administrative Review Board issued a decision and order which summarily affirmed the September 2, 2021 decision and order of the Administrative Law Judge. The decision and order of the Administrative Review Board became the final order of the Secretary of Labor on July 27, 2023. On July 28, 2023, Mr. Turin filed a petition for review of the final order of the Secretary of Labor in the United States Court of Appeals for the Second Circuit. The Secretary of Labor is the respondent before the Second Circuit and the Court granted the Company's petition to intervene in order to present its position to the Court. The parties are awaiting a briefing order.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
On February 7, 2023, the District Court denied Plaintiffs’ motion for reconsideration of the District Court’s decision denying Plaintiffs’ objection to the Magistrate Judge’s December 2021 ruling on discovery. On May 26, 2023, the Company filed a Renewed Motion to Dismiss the Second Amended Complaint or, in the Alternative, for Summary Judgment, which has been fully briefed and is now under consideration by the Court. We believe the claims are without merit and we intend to vigorously defend ourselves. It is possible that additional lawsuits will be filed against the Company, its subsidiaries and its respective officers due to the diminution in value of our securities as a result of our operating results and financial condition. It is currently uncertain as to the effect of such litigation on our business, operating results and financial condition.

12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(3,527)	$(8,160)	$(17,788)	$(9,047)
Gain from repurchase of preference shares	—	—	—	28,233
Amount allocated to participating common shareholders(1)	—	—	—	(109)
Net (loss) income (attributable) available to Maiden common shareholders	$(3,527)	$(8,160)	$(17,788)	$19,077
Denominator:
Weighted average number of common shares – basic	101,454,767	87,161,499	101,586,759	86,935,823
Potentially dilutive securities:
Share options and restricted share units(2)	—	—	—	1,729
Adjusted weighted average number of common shares – diluted(2)	101,454,767	87,161,499	101,586,759	86,937,552
Basic and diluted (loss) earnings per share (attributable) available to common shareholders	$(0.03)	$(0.09)	$(0.18)	$0.22
(1)This represents the share in net income using the two-class method for holders of non-vested restricted shares issued to the Company's employees under the 2019 Omnibus Incentive Plan.
(2)Please refer to "Note 6. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for the terms and conditions of securities that could potentially be dilutive in the future. There were no potentially dilutive securities for the three and nine months ended September 30, 2023 (2022 - 0 and 1,729, respectively).

13. Income Taxes
The Company recognized an income tax benefit of $31 and $253 for the three and nine months ended September 30, 2023, respectively, compared to an income tax benefit of $91 and an income tax expense of $451 for the same respective periods in 2022. The effective tax rate on the Company's net loss differs from the statutory rate of zero percent under Bermuda law due to tax on foreign operations, primarily the U.S. and Sweden.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
14. Subsequent Events

a)Common Share Repurchases
Subsequent to September 30, 2023 and through the period ended November 7, 2023, the Company repurchased 226,250 additional common shares at an average price per share of $1.67 under the Company's authorized common share repurchase plan pursuant to Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934. The Company's remaining share repurchase authorization was $72,281 at November 7, 2023.
b) Insider Trading Arrangements and Policies
During the three months ended September 30, 2023, the Company adopted a Rule 10b5-1(c)(1) trading arrangement as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended. On September 29, 2023, an agreement was signed between Maiden Holdings and a financial intermediary, who was authorized to begin purchasing common shares on October 30, 2023 until the close of business on September 29, 2024, subject to certain conditions set forth in the agreement.

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
Short-term income protection business is written on a primary basis by our wholly owned subsidiaries Maiden Life Försäkrings AB ("Maiden LF") and Maiden General Försäkrings AB ("Maiden GF") in the Scandinavian and Northern European markets. Our wholly owned subsidiary, Maiden Global Holdings, Ltd. ("Maiden Global") is a licensed intermediary in the United Kingdom. Maiden Global had previously operated internationally by providing branded auto and credit life insurance products through insurer partners, particularly those in Europe and other global markets. These products also produced reinsurance programs which were underwritten by our wholly owned subsidiary Maiden Reinsurance. In 2023, we are evaluating the strategic value of Maiden LF and Maiden GF in relation to their ongoing growth and profitability prospects, regulatory capital requirements and ability to create shareholder value in excess of our target return on capital levels. We expect to continue this evaluation during the remainder of 2023.
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

Further, we continue to also evaluate our ongoing activities in insurance distribution. To date, our insurance distribution investments have achieved an internal rate of return of 30.2% and a multiple of capital of 1.58x on those investments.
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
In recent years, we have invested approximately $291.3 million into alternative investments which include equity securities, other investments and equity method investments in a wide variety of asset classes and we believe these activities will exceed that benchmark cost of capital with adjustments as necessary if those returns do not emerge.
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
Effective October 1, 2021, GLS completed its first loss portfolio transfer transaction which included an ADC cover. GLS continues to write additional retroactive reinsurance transactions consistent with its business plan. In addition to producing long-term returns that may exceed the target cost of capital, we expect the business produced through GLS should further enhance our ability to pursue the asset and capital management pillars of our business strategy. The nature of GLS business plan is that it may take a sustained period of growth in insurance liabilities to produce the targeted returns, which has not occurred to date. In addition, early stage initiatives such as GLS may take a period of time to reach profitability. Finally, the nature of legacy transactions which GLS seeks to execute may be inconsistent as to their timing and not predictable as regards how many transactions may be completed in any fiscal period. As of September 30, 2023, GLS and its subsidiaries hold insurance related liabilities of $26.2 million including mainly total reserves of $19.9 million, an underwriting-related derivative liability of $4.0 million, and net deferred gains on retroactive reinsurance of $2.3 million.

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
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 6. Shareholders' Equity and Note 7. Long-Term Debt" included under Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q for further information on the recent repurchases made by Maiden Reinsurance during the third quarter of 2023. However, there can be no assurance that we will continue to pursue such capital management initiatives, or that they will provide appropriate risk-adjusted returns.
Maiden Holdings North America ("Maiden NA")
We believe Maiden NA’s investments, including its ownership of Maiden Reinsurance and its active asset management strategy, will create opportunities to utilize NOL carryforwards of $304.9 million at September 30, 2023. The NOL carryforwards combined with additional net deferred tax assets ("DTA") primarily related to our insurance liabilities result in net U.S. DTA (before valuation allowance) of $121.0 million or $1.20 per common share at September 30, 2023.
Net U.S. DTA of $121.0 million is not presently recognized on the Company's condensed consolidated balance sheets as a full valuation allowance is carried against it. At this time, while positive evidence in support of reducing the valuation allowance is growing, the Company believes it is necessary to maintain a full valuation allowance against the net U.S. DTA as more evidence is needed regarding the utilization of these losses. As circumstances further develop, we will continuously evaluate the amount of the valuation allowance held against the net U.S. DTA.
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

Three and Nine Months Ended September 30, 2023 and 2022 Financial Highlights

For the Three Months Ended September 30,	2023	2022	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net loss attributable to Maiden common shareholders	$(3,527)	$(8,160)	$4,633
Basic and diluted loss per common share:
Net loss attributable to common shareholders(2)	(0.03)	(0.09)	0.06
Gross premiums written	8,660	5,380	3,280
Net premiums earned	12,479	12,251	228
Underwriting loss(3)	(10,910)	(12,627)	1,717
Net investment results(13)	11,482	4,692	6,790
Non-GAAP measures:
Non-GAAP operating loss(1)	(11,747)	(21,060)	9,313
Non-GAAP basic and diluted operating loss per common share(1)	(0.12)	(0.24)	0.12
Annualized non-GAAP operating return on average adjusted shareholders' equity(1)	(14.4)%	(32.6)%	18.2

For the Nine Months Ended September 30,	2023	2022	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net loss	$(17,788)	$(9,047)	$(8,741)
Gain from repurchase of preference shares	—	28,233	(28,233)
Net (loss) income attributable to Maiden common shareholders	(17,788)	19,186	(36,974)
Basic and diluted (loss) earnings per common share:
Net (loss) income attributable to Maiden common shareholders(2)	(0.18)	0.22	(0.40)
Gain from repurchase of preference shares per common share	—	0.32	(0.32)
Gross premiums written	16,371	(1,451)	17,822
Net premiums earned	32,520	23,816	8,704
Underwriting loss(3)	(28,425)	(19,412)	(9,013)
Net investment results(13)	38,447	21,576	16,871
Non-GAAP measures:
Non-GAAP operating loss(1)	(15,173)	(11,362)	(3,811)
Non-GAAP basic and diluted operating loss per common share(1)	(0.15)	(0.13)	(0.02)
Annualized non-GAAP operating return on average adjusted shareholders' equity(1)	(6.2)%	(5.9)%	(0.3)

	September 30, 2023	December 31, 2022	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(4)	$578,905	$633,684	$(54,779)
Total assets	1,577,463	1,846,866	(269,403)
Reserve for loss and LAE	911,475	1,131,408	(219,933)
Senior notes - principal amount	262,361	262,500	(139)
Shareholders' equity	263,237	284,579	(21,342)
Total capital resources(5)	525,598	547,079	(21,481)
Ratio of debt to total capital resources(10)	49.9%	48.0%	1.9
Book Value calculations:
Book value per common share(6)	$2.60	$2.80	$(0.20)
Accumulated dividends per common share(12)	4.27	4.27	—
Book value per common share plus accumulated dividends	$6.87	$7.07	$(0.20)
Change in book value per common share plus accumulated dividends	(2.8)%
Diluted book value per common share(7)	$2.58	$2.79	$(0.21)

Non-GAAP measures:
Adjusted book value per common share(8)	$3.16	$3.25	$(0.09)
Adjusted shareholders' equity(9)	319,753	329,987	(10,234)
Adjusted total capital resources(9)	582,114	592,487	(10,373)
Ratio of debt to adjusted total capital resources(11)	45.1%	44.3%	0.8
(1)Non-GAAP operating loss, non-GAAP operating loss per common share, and annualized non-GAAP operating return on average common shareholders' equity are non-GAAP financial measures. See "Key Financial Measures" for additional information.
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
The Company no longer presents certain non-GAAP measures such as combined ratio and its related components in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, as it believes that as the run-off of our reinsurance portfolios progresses, such ratios are increasingly not meaningful and of less value to readers as they evaluate the financial results of the Company, particularly compared to historical data.
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

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Gross premiums written	$8,660	$5,380	$16,371	$(1,451)
Net premiums written	$8,625	$5,222	$16,260	$(1,915)
Net premiums earned	$12,479	$12,251	$32,520	$23,816
Other insurance (expense) revenue, net	(16)	368	3	888
Net loss and LAE	(15,156)	(17,426)	(36,503)	(22,017)
Commission and other acquisition expenses	(5,340)	(5,398)	(14,520)	(12,811)
General and administrative expenses(1)	(2,877)	(2,422)	(9,925)	(9,288)
Underwriting loss (2)	(10,910)	(12,627)	(28,425)	(19,412)
Other general and administrative expenses(1)	(3,910)	(4,069)	(13,809)	(15,383)
Net investment income	9,048	6,637	29,111	20,871
Net realized and unrealized investment gains (losses)	244	(1,572)	2,394	2,848
Foreign exchange and other gains (losses)	4,594	8,586	(843)	19,121
Interest and amortization expenses	(4,814)	(4,833)	(13,411)	(14,498)
Income tax benefit (expense)	31	91	253	(451)
Interest in income (loss) of equity method investments	2,190	(373)	6,942	(2,143)
Net loss	(3,527)	(8,160)	(17,788)	(9,047)
Gain from repurchase of preference shares	—	—	—	28,233
Net (loss) income (attributable) available to Maiden common shareholders	$(3,527)	$(8,160)	$(17,788)	$19,186
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

Net (loss) income (attributable) available to Maiden common shareholders
Net loss attributable to Maiden common shareholders for the three months ended September 30, 2023 was $3.5 million compared to net loss available to Maiden common shareholders of $8.2 million for the same respective period in 2022. The increase in our financial results for the third quarter of 2023 compared to the third quarter of 2022 was primarily due to:
•lower underwriting loss which was $10.9 million for the three months ended September 30, 2023 compared to an underwriting loss of $12.6 million in the same period in 2022 largely due to:
◦adverse prior year loss development of $7.8 million in the third quarter of 2023 compared to adverse prior year loss development of $0.8 million during the same period in 2022; and
◦on a current accident year basis, underwriting loss was $3.1 million for the three months ended September 30, 2023 compared to an underwriting loss of $11.8 million for the same period in 2022.
•higher total income from investment activities to $11.5 million for the three months ended September 30, 2023 compared to $4.7 million for the same period in 2022 which was comprised of:
◦net investment income increased to $9.0 million for the three months ended September 30, 2023 compared to $6.6 million for the same period in 2022;
◦realized and unrealized investment gains were $0.2 million for the three months ended September 30, 2023 compared to losses of $1.6 million for the same period in 2022; and
◦interest in income of equity method investments of $2.2 million for the three months ended September 30, 2023 compared to an interest in loss of $0.4 million for the same period in 2022.
•corporate general and administrative expenses decreased to $3.9 million for the three months ended September 30, 2023 compared to $4.1 million for the same period in 2022.
•The increase in our quarterly financial results were partly offset by lower foreign exchange and other gains which decreased to $4.6 million for the three months ended September 30, 2023, compared to foreign exchange and other gains of $8.6 million for the same period in 2022.

Net loss attributable to Maiden common shareholders for the nine months ended September 30, 2023 was $17.8 million compared to net income available to Maiden common shareholders of $19.2 million for the same period in 2022. Net income for the nine months ended September 30, 2022 included $28.2 million of gains from the repurchase of our preference shares.
Excluding the gain on the repurchase of our preference shares in 2022, our net loss for the nine months ended September 30, 2023 was $17.8 million compared to a net loss of $9.0 million for the same period in 2022. The net decrease in results for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to:
•underwriting loss of $28.4 million for the nine months ended September 30, 2023 compared to an underwriting loss of $19.4 million for the same period in 2022 largely due to:
◦adverse prior year loss development of $16.0 million for the nine months ended September 30, 2023 compared to favorable development of $5.5 million for the same period in 2022 primarily related to the quota share reinsurance agreements in the AmTrust Reinsurance segment;
◦on a current accident year basis, an underwriting loss of $12.4 million for the nine months ended September 30, 2023 compared to an underwriting loss of $24.9 million for the same period in 2022 primarily due to results within the AmTrust Reinsurance segment as discussed below; and
◦significantly higher than expected negative premium adjustments in the AmTrust Reinsurance segment related to adjustments for estimated surcharges on Workers' Compensation policies and inuring AmTrust reinsurance for certain programs in Specialty Risk and Extended Warranty cessions (collectively the "AmTrust Cession Adjustments" which are discussed in greater detail in the AmTrust Reinsurance segment), net of commission and loss adjustments, contributed an underwriting loss of $5.1 million to our reported results for the nine months ended September 30, 2022.
•foreign exchange and other losses of $0.8 million for the nine months ended September 30, 2023 compared to foreign exchange and other gains of $19.1 million for the same period in 2022.
The decrease in our year-to-date results were partly offset by the following favorable factors:
•higher total income from investment activities of $38.4 million for the nine months ended September 30, 2023 compared to $21.6 million for the same period in 2022 which was comprised of:
◦net investment income increased to $29.1 million for the nine months ended September 30, 2023 compared to $20.9 million for the same period in 2022;
◦realized and unrealized investment gains were $2.4 million for the nine months ended September 30, 2023 compared to realized and unrealized gains of $2.8 million for the same period in 2022; and
◦interest in income of equity method investments was $6.9 million for the nine months ended September 30, 2023 compared to interest in loss of equity method investments of $2.1 million for the same period in 2022.
•corporate general and administrative expenses decreased to $13.8 million for the nine months ended September 30, 2023 compared to $15.4 million for the same period in 2022.
Net Premiums Written
The tables below compare net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three and nine months ended September 30, 2023 and 2022:

For the Three Months Ended September 30,	2023	2022	Change in
($ in thousands)	Total	Total	$
Diversified Reinsurance	$6,727	$6,027	$700
AmTrust Reinsurance	1,898	(805)	2,703
Total	$8,625	$5,222	$3,403

For the Nine Months Ended September 30,	2023	2022	Change in
($ in thousands)	Total	Total	$
Diversified Reinsurance	$20,152	$16,605	$3,547
AmTrust Reinsurance	(3,892)	(18,520)	14,628
Total	$16,260	$(1,915)	$18,175
Net premiums written for the three and nine months ended September 30, 2023 increased to $8.6 million and $16.3 million, respectively, compared to net premiums written of $5.2 million and $(1.9) million for the same respective periods in 2022:
•Premiums written in the Diversified Reinsurance segment increased by $0.7 million and $3.5 million for the three and nine months ended September 30, 2023, respectively, compared to the same respective periods in 2022 due to growth in direct premiums for Credit Life programs written by Maiden LF and Maiden GF.
•Premiums written in the AmTrust Reinsurance segment increased by $2.7 million and $14.6 million for the three and nine months ended September 30, 2023 compared to the same respective periods in 2022. The significant negative written premiums in the prior year period are primarily related to $15.8 million of AmTrust Cession Adjustments for the nine months ended September 30, 2022.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned increased by $0.2 million and $8.7 million for the three and nine months ended September 30, 2023, respectively, compared to the same respective periods in 2022.
The tables below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the three and nine months ended September 30, 2023 and 2022:

For the Three Months Ended September 30,	2023	2022	Change in
($ in thousands)	Total	Total	$
Diversified Reinsurance	$7,207	$6,932	$275
AmTrust Quota Share Reinsurance	5,272	5,319	(47)
Total	$12,479	$12,251	$228

For the Nine Months Ended September 30,	2023	2022	Change in
($ in thousands)	Total	Total	$
Diversified Reinsurance	$21,882	$20,012	$1,870
AmTrust Quota Share Reinsurance	10,638	3,804	6,834
Total	$32,520	$23,816	$8,704
Net premiums earned in the Diversified Reinsurance segment for the three and nine months ended September 30, 2023 increased by $0.3 million or 4.0% and $1.9 million or 9.3% compared to the same respective periods in 2022 mainly due to growth in Credit Life programs written by Maiden LF and Maiden GF. Please refer to the analysis of our Diversified Reinsurance segment for further discussion.
Net premiums earned in the AmTrust Reinsurance segment for the three and nine months ended September 30, 2023 decreased by $47.0 thousand and increased by $6.8 million compared to the same respective periods in 2022. The year-to-date movement is primarily due to significant negative earned premium adjustments made in the first quarter of 2022. Please refer to the analysis of our AmTrust Reinsurance segment for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to the analysis below of our Diversified Reinsurance segment for further discussion.
Net Investment Income
Net investment income increased by $2.4 million or 36.3% and $8.2 million or 39.5% for the three and nine months ended September 30, 2023, respectively, compared to the same respective periods in 2022. Annualized average book yields increased to 4.3% and 4.1% for the three and nine months ended September 30, 2023, respectively, compared to 2.2% and 2.0% for the same respective periods in 2022 due to the following factors:
• 37.8% of our fixed income investments as of September 30, 2023 are floating rate investments which enabled these investments to respond to the higher interest rate environment more quickly;
• higher crediting interest rate on our funds withheld balance with AmTrust which increased to 3.5% in 2023 from 2.1% in 2022, on an average ending balances of $250.0 million and $317.1 million during the three and nine months ended September 30, 2023, respectively; and
•higher weighted average interest rate on our loan to related party of $168.0 million which increased to 7.3% and 6.9% for the three and nine months ended September 30, 2023, respectively, compared to 4.2% and 3.0% for the same respective periods in 2022.
Average aggregate fixed income assets at September 30, 2023 decreased by 40.6% compared to September 30, 2022 due to the continued run-off of reinsurance liabilities previously written on prospective risks, resulting in negative operating cash flows as we run-off our existing reinsurance liabilities primarily through the funds withheld receivable.

The following table details our average aggregate fixed income assets (at cost) and annualized investment book yield for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Average aggregate fixed income assets, at cost (1)	$750,448	$1,264,251	$842,212	$1,327,597
Annualized investment book yield	4.3%	2.2%	4.1%	2.0%
(1)Fixed income assets include available-for-sale ("AFS") securities, cash and restricted cash, funds withheld receivable, and loan to related party. These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
Net Realized and Unrealized Investment Gains (Losses)
Net realized and unrealized investment gains of $0.2 million and $2.4 million were recognized for the three and nine months ended September 30, 2023, respectively, compared to net realized and unrealized investment losses of $1.6 million and gains of $2.8 million for the same respective periods in 2022. Total net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2023 and 2022 are summarized in the table below by investment category:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net realized gains (losses):
Fixed income assets(1)	$(301)	$96	$(1,087)	$1,192
Other investments, including equity securities	—	111	186	190
Total net realized (losses) gains	(301)	207	(901)	1,382

Net unrealized gains:
Other investments, including equity securities	545	(1,779)	3,295	1,466
Total net unrealized gains (losses)	545	(1,779)	3,295	1,466

Total net realized and unrealized investment gains (losses)	$244	$(1,572)	$2,394	$2,848
(1) Fixed income assets includes AFS securities as well as cash, restricted cash, funds withheld receivable, and loan to related party.
Interest in Income (Loss) of Equity Method Investments
The Company recognized interest in income of equity method investments of $2.2 million and $6.9 million for the three and nine months ended September 30, 2023, respectively, compared to an interest in the loss of equity method investments of $0.4 million and $2.1 million for the same respective periods in 2022. Equity method investments consist of real estate investments of $48.5 million and other investments of $30.9 million as of September 30, 2023. Interest in income (loss) of equity method investments for the three and nine months ended September 30, 2023 and 2022 is detailed by investment category in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Hedge fund investments	$—	$(1,437)	$83	$(4,981)
Real estate investments	(170)	(24)	(573)	(6)
Other investments	2,360	1,088	7,432	2,844
Interest in income (loss) of equity method investments	$2,190	$(373)	$6,942	$(2,143)
Net Loss and LAE
Net loss and LAE decreased by $2.3 million for the third quarter of 2023 compared to the same period in 2022 driven by a decline in current year losses. Net losses were impacted by net adverse prior year loss development of $7.8 million for the third quarter of 2023 compared to net adverse prior year loss development of $0.8 million for the same period in 2022. Excluding adverse development, the current year losses were $7.3 million for the third quarter of 2023 compared to $16.6 million for the third quarter of 2022.
Net loss and LAE increased by $14.5 million for the nine months ended September 30, 2023 compared to the same period in 2022 largely due to adverse prior year loss development in both reporting segments. Net losses were impacted by net adverse prior year loss development of $16.0 million for the nine months ended September 30, 2023 compared to favorable prior year reserve development of $5.5 million for the same period in 2022.

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
Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $0.1 million or 1.1% and increased by $1.7 million or 13.3% for the three and nine months ended September 30, 2023, respectively, compared to the same respective periods in 2022. The year-to-date movement was driven by lower earned premium adjustments in the AmTrust Reinsurance segment in 2023 compared to 2022 which resulted in a corresponding increase in commission costs and brokerage fees. Please see further discussion in the individual segment analysis below.
General and Administrative Expenses
General and administrative expenses include both segment and corporate expenses segregated for analytical purposes as a component of underwriting income. Total general and administrative expenses increased by $0.3 million, or 4.6% and decreased by $0.9 million or 3.8% for the three and nine months ended September 30, 2023, respectively, compared to the same respective periods in 2022. Corporate expenses decreased for the nine months ended September 30, 2023 largely due to lower stock-based incentive compensation costs which were $1.4 million compared to $2.5 million for the same period in 2022. General and administrative expenses for the three and nine months ended September 30, 2023 and 2022 were comprised of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
General and administrative expenses – segments	$2,877	$2,422	$9,925	$9,288
General and administrative expenses – corporate	3,910	4,069	13,809	15,383
Total general and administrative expenses	$6,787	$6,491	$23,734	$24,671
Interest and Amortization Expenses
Total interest and amortization expenses related to outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 ("Senior Notes") were $4.8 million and $13.5 million for the three and nine months ended September 30, 2023, respectively, compared to $4.8 million and $14.5 million for the same respective periods in 2022. This included interest expense incurred on the Senior Notes for the three and nine months ended September 30, 2023 and 2022 of $4.8 million and $14.3 million, respectively.
The issuance costs related to the Senior Notes were capitalized and are amortized over their effective life using the effective interest method of amortization. Due to a change in the amortization method for the 2013 Senior Notes in 2023, total amortization expenses were $37.0 thousand and $(0.9) million for the three and nine months ended September 30, 2023, respectively, compared to amortization expenses of $0.1 million and $0.2 million for the same respective periods in 2022.
During the nine months ended September 30, 2023, the Company realized a gain of $39.9 thousand due to the partial repurchase of the 2013 Senior Notes which was offset against total interest and amortization expenses as reported above.
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the three and nine months ended September 30, 2023 and 2022, respectively.
Foreign Exchange and Other Gains (Losses)
Net foreign exchange and other gains of $4.6 million and losses of $0.8 million were realized during the three and nine months ended September 30, 2023, respectively, compared to net foreign exchange and other gains of $8.6 million and gains of $19.1 million for the same respective periods in 2022.
At September 30, 2023, net foreign exchange losses on a year-to-date basis were primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at September 30, 2023 included net loss reserves of $276.3 million. Our foreign currency asset exposures at September 30, 2023 included $167.2 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy as well as $26.0 million of equity method real estate investments denominated in Canadian dollars.
Net foreign exchange gains of $4.6 million in the third quarter of 2023 were driven by modest strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro during the period. Net foreign exchange losses of $0.1 million for the nine months ended September 30, 2023 were attributable to the weakening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro since the start of the year.
Net foreign exchange gains of $8.6 million and $20.5 million during the three and nine months ended September 30, 2022, respectively, were attributable to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results for our Diversified Reinsurance segment for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Gross premiums written	$6,762	$6,185	$20,263	$17,069
Net premiums written	$6,727	$6,027	$20,152	$16,605
Net premiums earned	$7,207	$6,932	$21,882	$20,012
Other insurance (expense) revenue, net	(16)	368	3	888
Net loss and LAE	(4,142)	(1,965)	(11,126)	(2,945)
Commission and other acquisition expenses	(3,374)	(3,394)	(10,544)	(10,684)
General and administrative expenses	(2,216)	(1,901)	(7,863)	(7,007)
Underwriting (loss) income	$(2,541)	$40	$(7,648)	$264
Underwriting (loss) income by business unit is detailed in the table below for the Diversified Reinsurance segment for the three and nine months ended September 30, 2023 and 2022, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
International	$(2,015)	$(202)	$(4,040)	$246
GLS	(737)	254	(2,948)	212
Other run-off lines	211	(12)	(660)	(194)
Underwriting (loss) income	$(2,541)	$40	$(7,648)	$264
Underwriting results in the Diversified Reinsurance segment decreased significantly for the three and nine months ended September 30, 2023 compared to the same respective periods in 2022 primarily due to underwriting losses in GLS and International driven by higher GLS operating costs during the three and nine months ended September 30, 2023 and adverse development on International business and other runoff lines as discussed further below under the net losses and LAE section.
Premiums — The growth in written and earned premium was the result of new Credit Life programs written by Maiden LF and Maiden GF in the three and nine months ended September 30, 2023.
Gross premiums written increased by $0.6 million or 9.3% and increased by $3.2 million or 18.7% for the three and nine months ended September 30, 2023, respectively, compared to the same respective periods in 2022.
Net premiums written increased by $0.7 million or 11.6% and increased by $3.5 million or 21.4% during the three and nine months ended September 30, 2023, compared to the same respective periods in 2022.
Net premiums earned increased by $0.3 million or 4.0% and increased by $1.9 million or 9.3% during the three and nine months ended September 30, 2023, respectively, compared to the same respective periods in 2022.
Other Insurance (Expense) Revenue, Net — Other insurance (expense) revenue, net includes fee related income generated from our GLS business, fair value changes in underwriting-related derivatives related to certain coverages on retroactive reinsurance contracts written by GLS, and fee income derived from our IIS business not directly associated with premium revenue assumed by the Company as specified in the table below.
Total other insurance (expense) revenue, net decreased by $0.4 million and $0.9 million for the three and nine months ended September 30, 2023, respectively, compared to the same respective periods in 2022 primarily due to fair value changes in non-hedged underwriting-related derivatives on GLS contracts.

The tables below show other insurance revenue by source for the three and nine months ended September 30, 2023 and 2022:

For the Three Months Ended September 30,	2023	2022	Change
	($ in thousands)
International	$3	$24	$(21)
Changes in fair value of non-hedged underwriting-related derivatives	—	306	(306)
Other service fee income	(19)	38	(57)
Total other insurance (expense) revenue, net	$(16)	$368	$(384)

For the Nine Months Ended September 30,	2023	2022	Change
	($ in thousands)
International	$100	$44	$56
Changes in fair value of non-hedged underwriting-related derivatives	(230)	699	(929)
Other service fee income	133	145	(12)
Total other insurance revenue, net	$3	$888	$(885)
Net Loss and LAE — Net loss and LAE increased by $2.2 million and $8.2 million for the three and nine months ended September 30, 2023, respectively, compared to the same respective periods in 2022 primarily due to new premium growth in Credit Life programs written by Maiden LF and Maiden GF as well as adverse prior year loss development experienced in International and other run-off lines.
The net loss and LAE was impacted by net adverse prior year loss development of $1.9 million and $3.9 million for the three and nine months ended September 30, 2023, respectively, compared to favorable prior year development of $0.6 million and $2.0 million for the same respective periods in 2022.
The net adverse loss development for the three and nine months ended September 30, 2023 was primarily from a German auto program in run-off, along with development in European Capital Solutions and other runoff business lines. It also included the recognition of expected credit losses on reinsurance recoverable on unpaid losses for the nine months ended September 30, 2023.
The net favorable loss development for the three and nine months ended September 30, 2022 was driven by German Auto Programs and GLS partly offset by adverse development in European Capital Solutions.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by 0.6% and 1.3% for the three and nine months ended September 30, 2023, respectively, compared to the same respective periods in 2022.
General and Administrative Expenses — General and administrative expenses increased by $0.3 million or 16.6% and increased by $0.9 million or 12.2% for the three and nine months ended September 30, 2023, respectively, compared to the same respective periods in 2022.

AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $8.4 million and $20.8 million during the three and nine months ended September 30, 2023, respectively, compared to an underwriting loss of $12.7 million and $19.7 million for the same respective periods in 2022. The underwriting results for the AmTrust Reinsurance segment for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Gross premiums written	$1,898	$(805)	$(3,892)	$(18,520)
Net premiums written	$1,898	$(805)	$(3,892)	$(18,520)
Net premiums earned	$5,272	$5,319	$10,638	$3,804
Net loss and LAE	(11,014)	(15,461)	(25,377)	(19,072)
Commission and other acquisition expenses	(1,966)	(2,004)	(3,976)	(2,127)
General and administrative expenses	(661)	(521)	(2,062)	(2,281)
Underwriting loss	$(8,369)	$(12,667)	$(20,777)	$(19,676)

Premiums — The tables below show net premiums written by category for the three and nine months ended September 30, 2023 and 2022, respectively:

For the Three Months Ended September 30,	2023	2022	Change in
($ in thousands)	Total	Total	$
Net Premiums Written
Small Commercial Business	$(160)	$(636)	$476
Specialty Program	—	(43)	43
Specialty Risk and Extended Warranty	2,058	(126)	2,184
Total AmTrust Reinsurance	$1,898	$(805)	$2,703

For the Nine Months Ended September 30,	2023	2022	Change in
($ in thousands)	Total	Total	$
Net Premiums Written
Small Commercial Business	$(318)	$(15,007)	$14,689
Specialty Program	157	732	(575)
Specialty Risk and Extended Warranty	(3,731)	(4,245)	514
Total AmTrust Reinsurance	$(3,892)	$(18,520)	$14,628
The negative premiums for the nine months ended September 30, 2023 and September 30, 2022 reflect the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019 which has resulted in no new business written under these contracts since 2018.
The negative gross and net premiums written for the nine months ended September 30, 2023 reflect cession adjustments of $6.1 million due to the cancellation of cases in a certain program within Specialty Risk and Extended Warranty.
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
Net premiums earned decreased by $47.0 thousand and increased by $6.8 million for the three and nine months ended September 30, 2023, respectively, compared to the same respective periods in 2022. The year-to-date movement was primarily driven by lower negative premium adjustments during 2023 compared to significantly higher AmTrust Cession Adjustments made in 2022, largely due to negative premiums earned in Small Commercial Business policies.
The tables below provide detail on net premiums earned in the three and nine months ended September 30, 2023 and 2022:

For the Three Months Ended September 30,	2023	2022	Change in
($ in thousands)	Total	Total	$
Net Premiums Earned
Small Commercial Business	$(160)	$(636)	$476
Specialty Program	—	(43)	43
Specialty Risk and Extended Warranty	5,432	5,998	(566)
Total AmTrust Reinsurance	$5,272	$5,319	$(47)

For the Nine Months Ended September 30,	2023	2022	Change in
($ in thousands)	Total	Total	$
Net Premiums Earned
Small Commercial Business	$(318)	$(14,995)	$14,677
Specialty Program	157	733	(576)
Specialty Risk and Extended Warranty	10,799	18,066	(7,267)
Total AmTrust Reinsurance	$10,638	$3,804	$6,834

Net Loss and LAE — Net loss and LAE decreased by $4.4 million and increased by $6.3 million for the three and nine months ended September 30, 2023, respectively, compared to the same respective periods in 2022 driven by a decline in current year losses offset by higher adverse prior year loss development under the AmTrust Quota Share for the nine months ended September 30, 2023.
The table below shows prior year loss development for the AmTrust Reinsurance segment for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Prior Year Loss Development adverse (favorable)	($ in thousands)
AmTrust Quota Share	$(22)	$(4,572)	$6,414	$(9,514)
AmTrust other runoff	(20)	—	(360)	—
European Hospital Liability Quota Share	6,012	5,996	5,992	5,996
Total AmTrust Reinsurance Prior Year Development	$5,970	$1,424	$12,046	$(3,518)
Net adverse prior year loss development was $6.0 million and $12.0 million during the three and nine months ended September 30, 2023, respectively compared to net adverse development of $1.4 million and favorable development of $3.5 million for the same respective periods in 2022. Net adverse prior year loss development for the three and nine months ended September 30, 2023 was primarily due to European Hospital Liability for the three months ended September 30, 2023, and European Hospital Liability and the AmTrust Quota Share (General Liability and Commercial Auto Liability partly offset by continued favorable development in Workers Compensation) for the nine months ended September 30, 2023. Net adverse loss development on European Hospital Liability was primarily driven by emergence of loss data during 2023 on underwriting years 2011 to 2016.
Net adverse prior year loss development for the three months ended September 30, 2022 was driven by unfavorable movements in European Hospital Liability due to higher than expected loss emergence in Italian Hospital Liability policies as well as the agreed exit cost of $3.7 million (€3.4 million) for the commutation of French Hospital Liability policies as described in "Note 10. Related Party Transactions"; partly offset by favorable runoff of Workers Compensation business in the AmTrust Quota Share.
The net favorable prior year loss development for the nine months ended September 30, 2022 included $5.3 million of favorable reserve adjustments for estimated surcharges on Workers' Compensation policies and inuring AmTrust reinsurance for programs in Specialty Risk and Extended Warranty cessions ("AmTrust Cession Adjustments"). Excluding AmTrust Cession Adjustments, there was adverse development of $1.8 million for the nine months ended September 30, 2022 driven by unfavorable movements in European Hospital Liability due to higher than expected loss emergence in Italian Hospital Liability policies as well as the agreed exit cost of $3.7 million (€3.4 million for commutation of French Hospital Liability policies as described in "Note 10. Related Party Transactions"; partly offset by favorable runoff of Workers Compensation business.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $38.0 thousand and increased by $1.8 million for the three and nine months ended September 30, 2023, respectively, compared to the same respective periods in 2022. The year-to-date movement was driven by lower negative earned premium adjustments in 2023 compared to significant AmTrust Cession Adjustments made last year, which resulted in negative premiums earned in Small Commercial Business policies and a corresponding reduction in commission costs and brokerage fees in 2022 .
General and Administrative Expenses — General and administrative expenses increased by $0.1 million and decreased by $0.2 million for the three and nine months ended September 30, 2023, respectively, compared to the same respective periods in 2022.

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
As of September 30, 2023, the Company had investable assets of $976.4 million compared to $1.24 billion as of December 31, 2022. Investable assets include the combined total of our investments, cash and restricted cash including cash equivalents, loan to a related party and funds withheld receivable. Our investable assets decreased by $266.6 million during the nine months ended September 30, 2023 due to the continued run-off of our reinsurance portfolio liabilities, which results in negative operating cash flows as claim payments are settled primarily from the funds withheld receivable, which decreased by $211.8 million in the nine months ended September 30, 2023.
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
In 2022 and 2023, the Vermont DFR approved an annual dividend program to be paid by Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. Subsequent to that approval, Maiden Reinsurance paid $37.5 million in dividends to Maiden NA with $6.25 million paid to Maiden NA on a quarterly basis since approval was granted.
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

At September 30, 2023, unrestricted cash, cash equivalents and fixed maturity investments were $69.2 million compared to $64.3 million held at December 31, 2022, an increase of $4.9 million during the nine months ended September 30, 2023. This was primarily driven by $44.0 million of collateral released by AmTrust, partly offset by $14.3 million for interest payments on the Senior Notes, $9.5 million of net purchases for alternative investments including equity method investments, $1.9 million for common share repurchases made under the Company's authorized repurchase plan and employee tax obligations on vesting of restricted shares, as well as payments for general operating expenses.
Please see the related discussion on investing and financing cash flows below. The table below summarizes our operating, investing and financing cash flows for the nine months ended September 30, 2023 and 2022:

For the Nine Months Ended September 30,	2023	2022
	($ in thousands)
Operating activities	$(65,997)	$(99,833)
Investing activities	51,137	119,379
Financing activities	(1,971)	(10,983)
Effect of exchange rate changes on foreign currency cash	(263)	(2,152)
Total (decrease) increase in cash, restricted cash and cash equivalents	$(17,094)	$6,411
Cash Flows used in Operating Activities
Cash flows used in operating activities for the nine months ended September 30, 2023 was $66.0 million compared to cash flows used in operating activities of $99.8 million for the nine months ended September 30, 2022, a decrease of $33.8 million primarily due to the settlement of claim payments to AmTrust using the funds withheld receivable in the current year period whereas cash was primarily used in the prior year period.
Cash Flows provided by Investing Activities
Cash flows provided by investing activities consist primarily of proceeds from the sales and maturities of investments net of payments for investments acquired. Net cash provided by investing activities was $51.1 million for the nine months ended September 30, 2023 compared to $119.4 million for the same period in 2022.
For the nine months ended September 30, 2023, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $60.7 million compared to net proceeds of $153.6 million for the same respective period in 2022 as the size of the fixed income investment portfolio continues to decrease as claims payments are made for the runoff of existing loss reserves for the terminated AmTrust Quota Share and the European Hospital Liability Quota Share contracts.
Cash flows provided by investing activities included net purchases of $9.5 million for alternative investments including equity method investments during the nine months ended September 30, 2023 compared to net purchases of $34.2 million for the same respective period in 2022.
Cash Flows used in Financing Activities
Cash flows used in financing activities were $2.0 million for the nine months ended September 30, 2023 compared to $11.0 million for the same respective period in 2022. During the nine months ended September 30, 2023, the Company repurchased 820,105 common shares at an average price per share of $1.93 for a total cost of $1.6 million under the Company's authorized common share repurchase plan. During the nine months ended September 30, 2022, the Company repurchased 1,581,509 preference shares at an average price per share of $6.31 for an aggregate total consideration of $10.0 million pursuant to the 2021 Preference Share Repurchase Program.
No dividends on common shares were paid during the nine months ended September 30, 2023 and 2022. Our Board of Directors have not declared any common share dividends since the third quarter of 2018.
Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, that was filed with the SEC on March 15, 2023.
At September 30, 2023 and December 31, 2022, restricted cash and cash equivalents and fixed maturity investments used as collateral were $218.4 million and $296.8 million, respectively. This collateral represents 75.9% and 82.2% of the fair value of total fixed maturity investments, cash, restricted cash and equivalents at September 30, 2023 and December 31, 2022, respectively.

Cash and Investments
Historically, the investment of our funds had generally been designed to ensure safety of principal while generating current income. Accordingly, the majority of our funds had been invested in liquid, investment-grade fixed income securities which are all designated as AFS at September 30, 2023.
As our insurance liabilities continue to run-off and the required capital to operate our business for regulatory purposes decreases, we have modified Maiden Reinsurance’s investment policy which has been approved by the Vermont DFR. Under this modified investment policy, we have expanded the range of asset classes we invest in to enhance the income and total returns our investment portfolio produces. We categorize these investments as alternative investments which include "Other Investments", "Equity Securities", and "Equity Method Investments" on our Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, our cash and investments consisted of:

	September 30, 2023	December 31, 2022
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$258,106	$314,527
Equity securities, at fair value	45,647	43,621
Equity method investments	79,400	80,159
Other investments	166,222	148,753
Total investments	549,375	587,060
Cash and cash equivalents	17,930	30,986
Restricted cash and cash equivalents	11,600	15,638
Total Investments and Cash and Cash Equivalents	$578,905	$633,684
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
The substantial majority of our current and future investments are held by Maiden Reinsurance, whose investment policy was approved by the Vermont DFR. Prior to the Exchange, the Company cumulatively invested $176.4 million in preference shares of Maiden Holdings which have since been extinguished and exchanged for 41,439,348 common shares of the Company pursuant to the Exchange. As a result of the Exchange, there are no preference shares outstanding. Treasury shares include 42,259,453 common shares owned by Maiden Reinsurance consisting of 41,439,348 shares issued as part of the Exchange and 820,105 shares directly purchased on the open market by Maiden Reinsurance under the Company's authorized repurchase plan. The market value of our common shares held by Maiden Reinsurance due to the Exchange and common share repurchases was $74.4 million at September 30, 2023.

Cash & Cash Equivalents
At September 30, 2023, we consider the levels of cash and cash equivalents held to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
Fixed Maturity Investments
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows at September 30, 2023 and December 31, 2022, respectively:

September 30, 2023	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$47,633	$2	$(23)	$47,612	4.5%	0.0
U.S. agency bonds – mortgage-backed	36,009	—	(5,602)	30,407	4.3%	5.9
Collateralized mortgage-backed securities	6,199	—	(360)	5,839	6.0%	4.5
Non-U.S. government bonds	14,551	—	(729)	13,822	0.8%	1.8
Collateralized loan obligations	89,346	—	(2,374)	86,972	4.9%	0.2
Corporate bonds	77,162	—	(3,708)	73,454	1.5%	1.8
Total fixed maturities	270,900	2	(12,796)	258,106	3.6%	1.6
Cash and cash equivalents	29,530	—	—	29,530	0.6%	0.0
Total	$300,430	$2	$(12,796)	$287,636	3.3%	1.4

December 31, 2022	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$55,647	$1	$(116)	$55,532	4.0%	0.7
U.S. agency bonds – mortgage-backed	38,767	—	(4,402)	34,365	2.7%	4.7
Collateralized mortgage-backed securities	7,199	—	(432)	6,767	5.3%	2.7
Non-U.S. government bonds	12,643	—	(825)	11,818	0.3%	2.8
Collateralized loan obligations	119,120	—	(5,028)	114,092	3.1%	0.3
Corporate bonds	97,063	—	(5,110)	91,953	1.5%	2.1
Total fixed maturities	330,439	1	(15,913)	314,527	2.7%	1.5
Cash and cash equivalents	46,624	—	—	46,624	1.2%	0.0
Total	$377,063	$1	$(15,913)	$361,151	2.5%	1.3
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the nine months ended September 30, 2023, the yield on the 10-year U.S. Treasury bond increased by 71 basis points to 4.59%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed maturity securities in our portfolio. The longer end of the U.S. Treasury yield curve shifted upward during the three months ended September 30, 2023, reflecting continuing concerns of the U.S. Federal Reserve and financial markets about reduced but continuing elevated inflation levels and the ongoing strength of the U.S. economy despite significant interest rate increases implemented since 2022. Central banks globally continue to respond in similar fashion and suggest additional interest rate increases remain possible; however, the significant majority of rate increases by central banks have largely impacted the short end of the yield curve and despite the movement in 10-year U.S. Treasury yields during the third quarter of 2023, the U.S. Treasury yield curve remains inverted as of September 30, 2023.
The change in the market values of our fixed maturity portfolio during the nine months ended September 30, 2023 generated net unrealized gains of $3.1 million which increased our book value per common share by $0.03 during the period. Current outlooks for global monetary policy indicate that quantitative tightening by central banks in the U.S. and globally are likely to moderate in the near term, although expectations remain that central banks will maintain a bias toward further tightening for the foreseeable future. Our investment portfolios, in particular our fixed maturity portfolio, may be adversely impacted by unfavorable market conditions caused by these measures, which could cause continued volatility in our results of operations and negatively impact our financial condition.
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
We also monitor the duration and structure of our investment portfolio as discussed below. As of September 30, 2023, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $6.4 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above.
To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At September 30, 2023 and December 31, 2022, these respective durations in years were as follows:

	September 30, 2023	December 31, 2022
Fixed maturities and cash and cash equivalents	1.4	1.3
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	5.8	5.3
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	1.4	1.1
During the nine months ended September 30, 2023, the weighted average duration of our fixed maturity investment portfolio slightly increased to 1.4 years while the duration for the gross reserve for loss and LAE increased to 5.8 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our U.S. agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities. At September 30, 2023, the duration of our loss reserves net of the LPT/ADC Agreement was in line with the duration of our fixed maturity investment portfolio.
To limit our exposure to unexpected interest rate increases that could reduce the value of our fixed maturity securities and reduce our shareholders' equity, the Company holds floating rate securities whose fair values are less sensitive to interest rates. At September 30, 2023 and December 31, 2022, 37.8% and 29.6%, respectively, of our fixed income investments were comprised of floating rate securities which are detailed in the table below:

	September 30, 2023		December 31, 2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Floating rate securities
Collateralized loan obligations	$86,972	12.7%	$114,092	11.8%
Collateralized mortgage-backed securities	3,894	0.6%	4,773	0.5%
Total floating rate AFS fixed maturities at fair value	90,866	13.3%	118,865	12.3%
Loan to related party	167,975	24.5%	167,975	17.3%
Total floating rate securities	$258,841	37.8%	$286,840	29.6%

Total fixed income investments at fair value (1)	$685,179		$970,538
(1) Total fixed income investments at fair value include AFS fixed maturities, cash and restricted cash, funds withheld receivable, and loan to related party.

At September 30, 2023 and December 31, 2022, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Total U.S. agency MBS comprise 11.8% of our fixed maturity investment portfolio at September 30, 2023. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn. Additional details on our U.S. Agency MBS holdings at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
FNMA – fixed rate	$16,577	54.5%	$18,750	54.6%
FHLMC – fixed rate	11,457	37.7%	13,034	37.9%
GNMA – variable rate	2,373	7.8%	2,581	7.5%
Total U.S. Agency MBS	$30,407	100.0%	$34,365	100.0%
At September 30, 2023 and December 31, 2022, 98.1% and 98.5%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income investment portfolio.

The security holdings by sector and financial strength rating of our corporate bond holdings at September 30, 2023 and December 31, 2022 were as follows:

	Ratings(1)
September 30, 2023	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	—%	6.7%	—%	$4,947	6.7%
Communications	—%	7.1%	6.5%	—%	9,977	13.6%
Consumer	—%	14.2%	34.4%	—%	35,701	48.6%
Energy	—%	1.1%	2.3%	—%	2,518	3.4%
Financial Institutions	2.0%	18.3%	0.5%	6.9%	20,311	27.7%
Total	2.0%	40.7%	50.4%	6.9%	$73,454	100.0%

	Ratings(1)
December 31, 2022	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	—%	5.3%	—%	$4,912	5.3%
Communications	—%	5.7%	5.2%	—%	10,004	10.9%
Consumer	—%	6.3%	39.1%	—%	41,767	45.4%
Energy	—%	0.9%	7.7%	—%	7,860	8.6%
Financial Institutions	1.6%	20.3%	0.4%	5.2%	25,272	27.5%
Industrials	—%	2.3%	—%	—%	2,138	2.3%
Total	1.6%	35.5%	57.7%	5.2%	$91,953	100.0%
(1)    Ratings as assigned by S&P, or equivalent
The table below includes the Company’s ten largest corporate holdings at fair value and as a percentage of all fixed income securities held as at September 30, 2023. The Company's ten largest corporate holdings are 100.0% euro denominated, with 55.6% in the Consumer Sector and 26.1% in the Financial Institutions sector.

September 30, 2023	Fair Value	% of Holdings	Rating(1)
	($ in thousands)
Anheuser-Busch INBEV SA, 2.875%, Due 9/25/2024	$10,462	4.0%	A-
Chubb Ina Holdings Inc., 1.55%, Due 3/15/2028	6,160	2.4%	A
Kraft Heinz Foods Co., 1.5%, Due 5/24/2024	6,077	2.4%	BBB
America Movil SAB DE CV, 1.5%, Due 3/10/2024	5,222	2.0%	A-
Molson Coors Beverage Co., 1.25%, Due 7/15/2024	5,162	2.0%	BBB-
Utah Acquisition Sub Inc., 2.25%, Due 11/22/2024	5,157	2.0%	BBB-
FBD Insurance PLC, 5.0%, Due 10/9/2028	5,022	1.9%	NA
PPG Industries Inc., 0.875%, Due 11/3/2025	4,947	1.9%	BBB+
Kellanova, 1.25%, Due 3/10/2025	4,064	1.6%	BBB
BNP Paribas SA, 1.25%, Due 3/19/2025	3,329	1.3%	A-
Total	$55,602	21.5%
(1)    Ratings as assigned by S&P, or equivalent

At September 30, 2023 and December 31, 2022, respectively, 100.0% of our non-U.S. dollar denominated securities were invested in euro denominated bonds. The net decrease in non-U.S. denominated fixed maturities is largely due to sales and maturities of euro denominated corporate bonds during the nine months ended September 30, 2023.
At September 30, 2023 and December 31, 2022, all of the Company's non-U.S. government issuers have a rating of AA- or higher by Fitch Ratings. The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies at September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023 and December 31, 2022, respectively, we held the following non-U.S. dollar denominated securities:

	September 30, 2023		December 31, 2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-USD denominated collateralized loan obligations	$81,434	48.7%	$102,812	50.1%
Non-USD denominated corporate bonds	71,963	43.0%	90,491	44.1%
Non-U.S. government bonds	13,822	8.3%	11,818	5.8%
Total non-U.S. dollar denominated securities	$167,219	100.0%	$205,121	100.0%
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings at September 30, 2023 and December 31, 2022:

Ratings(1)	September 30, 2023		December 31, 2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
A+, A, A-	$29,906	41.5%	$32,633	36.0%
BBB+, BBB, BBB-	37,035	51.5%	53,094	58.7%
BB+ or lower	5,022	7.0%	4,764	5.3%
Total non-U.S. dollar denominated corporate bonds	$71,963	100.0%	$90,491	100.0%
(1)     Ratings as assigned by S&P, or equivalent

Other Investments, Equity Securities and Equity Method Investments
Our alternative investments are categorized as other investments, equity securities, and equity method investments as reported on our condensed consolidated balance sheets. These include private equity funds, private credit funds and hedge fund investments, investments in limited partnerships, as well as investments in direct lending entities and investments in technology-oriented insurance related businesses known as insurtechs. Private equity investments consist of direct investments in privately held entities, investments in private equity funds and private equity co-investments with sponsoring entities. Private credit investments consist of loans and other debt securities of privately held entities or investment sponsors. Our alternative investments as of September 30, 2023 and December 31, 2022 consisted of the following asset classes:

	September 30, 2023		December 31, 2022
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total

Privately held common stocks	$32,636	11.2%	$32,290	11.9%
Privately held preferred stocks	12,953	4.5%	10,945	4.0%
Publicly traded equity investments	58	—%	386	0.1%
Total equity securities	$45,647	15.7%	$43,621	16.0%

Real estate investments	$48,524	16.7%	$40,944	15.0%
Hedge fund investments	—	—%	5,376	2.0%
Other equity method investments	30,876	10.6%	33,839	12.4%
Total equity method investments	$79,400	27.3%	$80,159	29.4%

Private equity funds	$43,710	15.0%	$32,298	11.8%
Private credit funds	22,734	7.8%	26,354	9.7%
Privately held equity investments	34,778	11.9%	34,014	12.5%
Investment in direct lending funds (at cost)	65,000	22.3%	56,087	20.6%
Total other investments	$166,222	57.0%	$148,753	54.6%

Total alternative investments	$291,269	100.0%	$272,533	100.0%
Our allocation to alternative investments increased to 50.3% of our total cash and investments as of September 30, 2023 compared to 43.0% as of December 31, 2022; and increased to 110.6% of our total shareholders' equity as of September 30, 2023 compared to 95.8% as of December 31, 2022.

In addition to the categories described above, we also evaluate our alternative investments by the following asset classes:

	September 30, 2023		December 31, 2022
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Private Equity	$73,162	25.1%	$60,227	22.1%
Private Credit	48,310	16.6%	51,783	19.0%
Hedge Funds	—	—%	5,376	2.0%
Alternatives	91,065	31.3%	85,866	31.5%
Venture Capital	23,435	8.0%	21,126	7.7%
Real Estate	55,297	19.0%	48,155	17.7%
Total alternative investments	$291,269	100.0%	$272,533	100.0%
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

Investment Results
The following table summarizes our investment results for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net investment income:
Fixed income investments(1)	$7,902	$6,646	$25,247	$19,635
Cash and restricted cash	96	154	514	172
Other investments, including equities	1,148	776	3,736	2,120
Investment expenses	(98)	(939)	(386)	(1,056)
Total net investment income	9,048	6,637	29,111	20,871

Net realized (losses) gains:
Fixed income assets(1)	(301)	96	(1,087)	1,192
Other investments, including equities	—	111	186	190
Total net realized (losses) gains	(301)	207	(901)	1,382

Net unrealized gains (losses):
Other investments, including equities	545	(1,779)	3,295	1,466
Total net unrealized gains (losses)	545	(1,779)	3,295	1,466

Interest in income (loss) of equity method investments:
Interest in income (loss) of equity method investments	2,190	(373)	6,942	(2,143)
Interest in income (loss) of equity method investments	2,190	(373)	6,942	(2,143)

Total investment return included in earnings (A)	$11,482	$4,692	$38,447	$21,576

Other comprehensive income (loss):
Unrealized gains (losses) on AFS fixed maturities and equity method investments excluding foreign exchange (B)	$335	$(8,613)	$3,118	$(32,279)
Total investment return = (A) + (B)	$11,817	$(3,921)	$41,565	$(10,703)

Annualized income from fixed income assets(2)	$31,992	$27,200	$34,348	$26,409
Average aggregate fixed income assets, at cost(2)	750,448	1,264,251	842,212	1,327,597
Annualized investment book yield	4.3%	2.2%	4.1%	2.0%

Average aggregate invested assets, at fair value(3)	$1,017,429	$1,468,428	$1,109,760	$1,542,845
Investment return included in net earnings	1.1%	0.3%	3.5%	1.4%
Total investment return	1.2%	(0.3)%	3.7%	(0.7)%
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

The following table details total investment returns for our fixed income investments for the three and nine months ended September 30, 2023 and 2022, respectively:

Fixed Income Investments(1)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Gross investment income	$7,998	$6,800	$25,761	$19,807
Net realized and unrealized (losses) gains	(301)	96	(1,087)	1,192
Change in AOCI (3)	335	(8,613)	3,118	(36,693)
Gross investment returns	$8,032	$(1,717)	$27,792	$(15,694)

Average invested assets, at fair value (4)	$737,486	$1,211,365	$827,859	$1,298,327

Gross Investment Returns	1.1%	(0.1)%	3.4%	(1.2)%

Less: Investment expenses	$61	$99	$206	$329
Net investment returns	$7,971	$(1,816)	$27,586	$(16,023)

Net Investment Returns	1.1%	(0.1)%	3.3%	(1.2)%
The following table details total investment returns for our alternative investments for the three and nine months ended September 30, 2023 and 2022, respectively:

Alternative Investments(2)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Gross investment income	$3,338	$403	$10,678	$(23)
Net realized and unrealized gains (losses)	545	(1,668)	3,481	1,656
Change in AOCI (3)	—	—	—	4,414
Gross investment returns	$3,883	$(1,265)	$14,159	$6,047

Average invested assets, at fair value (4)	$279,941	$257,063	$281,901	$244,518

Gross Investment Returns	1.4%	(0.5)%	5.0%	2.5%

Less: Investment expenses	$37	$840	$180	$727
Net investment returns	$3,846	$(2,105)	$13,979	$5,320

Net Investment Returns	1.4%	(0.8)%	5.0%	2.2%

1.Fixed income investments includes AFS securities as well as cash, restricted cash, funds withheld receivable, and loan to related party.
2.Alternative investments includes other investments, equity securities, and equity method investments.
3.Change in accumulated other comprehensive income ("AOCI") excludes unrealized foreign exchange gains and losses.
4.Average invested assets is the average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

The following table details total investment returns for alternative investments by asset class for the nine months ended September 30, 2023:

September 30, 2023	Private Equity	Private Credit	Hedge Funds	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$2,291	$2,457	$83	$5,476	$—	$371	$10,678
Net realized and unrealized gains (losses)	2,539	945	—	(22)	457	(438)	3,481
Total Investment Return	$4,830	$3,402	$83	$5,454	$457	$(67)	$14,159

Average Investments	$66,694	$50,047	$2,688	$88,466	$22,280	$51,726	$281,901

Gross Investment Returns	7.2%	6.8%	3.1%	6.2%	2.1%	(0.1)%	5.0%
Annualized Gross Returns	9.7%	9.1%	4.1%	8.2%	2.7%	(0.2)%	6.7%
Total investment returns on alternative investments were positive across all asset classes other than real estate and earned a weighted average return of 5.0% during the nine months ended September 30, 2023. The gross and net investment returns were higher compared to the same respective periods in 2022 largely due to the interest in income of an equity method investment of $5.5 million, primarily in the alternative asset category, that was recognized during the nine months ended September 30, 2023.
The following table details total investment returns for alternative investments by asset class for the nine months ended September 30, 2022:

September 30, 2022	Private Equity	Private Credit	Hedge Funds	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$1,157	$1,345	$(4,981)	$2,020	$125	$311	$(23)
Net realized and unrealized gains (losses)	371	(1,542)	—	29	2,798	—	1,656
Change in AOCI	—	—	—	4,414	—	—	4,414
Total Investment Return	$1,528	$(197)	$(4,981)	$6,463	$2,923	$311	$6,047

Average Investments	$62,780	$34,844	$24,188	$57,494	$13,224	$51,988	$244,518

Gross Investment Returns	2.4%	(0.6)%	(20.6)%	11.2%	22.1%	0.6%	2.5%
Annualized Gross Returns	3.2%	(0.8)%	(27.5)%	15.0%	29.5%	0.8%	3.3%
Total returns on alternative investments were positive and earned 2.5% during the nine months ended September 30, 2022 partly due to the sale of an equity method investment in the alternative asset category which produced gross returns of $5.8 million and contributed 2.4% to the gross investment returns during the prior year period.
While our alternative investment portfolio continues to be impacted by a rapidly rising interest rate and subsequent economic and financial markets uncertainty, particularly as regards to timing of monetizing certain investments, we believe our alternative investment portfolio remains well positioned to achieve its targeted longer-term returns.
Other Balance Sheet Changes
The following table summarizes our other material balance sheet changes at September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022	Change in $	Change %
Deferred commission and other acquisition expenses	$19,122	$24,976	$(5,854)	(23.4)%
Funds withheld receivable	229,568	441,412	(211,844)	(48.0)%
Reserve for loss and LAE	911,475	1,131,408	(219,933)	(19.4)%
Unearned premiums	50,691	67,081	(16,390)	(24.4)%
Deferred gain on retroactive reinsurance	58,837	47,708	11,129	23.3%
Accrued expenses and other liabilities	38,664	60,518	(21,854)	(36.1)%

The Company's deferred commission and other acquisition expenses decreased by 23.4% and unearned premiums decreased by 24.4% primarily due to the termination of the remaining business under both quota share contracts with AmTrust which have been in run-off since January 1, 2019. Funds withheld receivable decreased by 48.0% due to settlement of reinsurance losses payable under the AmTrust Quota Share.
Accrued expenses and other liabilities decreased by 36.1% primarily due to settlement of reinsurance losses payable due to AmTrust, and a decrease in the underwriting-related derivative liability on GLS policies to $4.0 million at September 30, 2023 compared to $14.6 million at December 31, 2022 as the acceleration of covered payments triggered coverage in excess of the contracts risk margin. The Company's reserve for loss and LAE decreased by 19.4% primarily due to continued settlement of loss reserves for AmTrust Reinsurance contracts.
The deferred gain on retroactive reinsurance increased by $11.1 million or 23.3% compared to December 31, 2022 driven by net adverse prior year loss development of $12.0 million for the nine months ended September 30, 2023 reported for the AmTrust Reinsurance segment as these losses are largely covered by the LPT/ADC Agreement with Cavello.
Capital Resources
During the nine months ended September 30, 2023, book value per common share decreased by 7.1% to $2.60 and diluted book value per common share decreased by 7.5% to $2.58, compared to December 31, 2022. This was largely due to the net loss attributable to Maiden common shareholders of $17.8 million during the nine months ended September 30, 2023 and an opening allowance for expected credit losses of $5.5 million in the beginning retained earnings on January 1, 2023; partly offset by a net increase in AOCI of $2.3 million during the period.
Capital resources consist of funds deployed in support of our operations. The following table shows the movement in our capital resources at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022	Change in $	Change (%)
($ in thousands)
Common shares at par value	$1,497	$1,492	$5	0.3%
Additional paid-in capital	885,748	884,259	1,489	0.2%
Accumulated other comprehensive loss	(38,893)	(41,234)	2,341	(5.7)%
Accumulated deficit	(466,164)	(442,863)	(23,301)	5.3%
Treasury shares, at cost	(118,951)	(117,075)	(1,876)	1.6%
Total Maiden shareholders' equity	263,237	284,579	(21,342)	(7.5)%
Senior Notes - principal amount	262,361	262,500	(139)	(0.1)%
Total capital resources	$525,598	$547,079	$(21,481)	(3.9)%
Total capital resources decreased by $21.5 million, or 3.9% compared to December 31, 2022 due to the following items:
•net increase in additional paid-in capital of $1.5 million mainly due to share-based compensation of $1.4 million;
•net increase in AOCI of $2.3 million which arose due to: (1) net unrealized gains on investment of $3.1 million mainly from our fixed income investment portfolio relating to market price movements in the nine months ended September 30, 2023, and (2) an decrease in cumulative translation adjustments of $0.7 million in the nine months ended September 30, 2023 due to the impact of the U.S. dollar depreciation on the re-measurement of net assets denominated in British pound and euro;
•accumulated deficit increased by $23.3 million due to a net loss of $17.8 million for the nine months ended September 30, 2023 and the opening allowance for expected credit losses on other investments, reinsurance recoverable, reinsurance balances receivable and funds withheld receivable of $5.5 million for the nine months ended September 30, 2023 which decreased opening retained earnings; and
•treasury shares increased by $1.9 million due to common shares repurchased under the Company's authorized common share repurchase plan as well as repurchases for tax withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares.
Please refer to "Notes to Consolidated Financial Statements Note 6. Shareholders' Equity" included under Part II Item 8. "Financial Statements and  Supplementary Data" of our Annual Report on Form 10-K for a discussion of the equity instruments issued by the Company as at December 31, 2022.

Book value and diluted book value per common share at September 30, 2023 and December 31, 2022 were as follows:

($ in thousands except share and per share data)	September 30, 2023	December 31, 2022
Ending common shareholders’ equity	$263,237	$284,579
Proceeds from assumed conversion of dilutive options	—	4
Numerator for diluted book value per common share calculation	$263,237	$284,583

Common shares outstanding	101,085,340	101,532,151
Shares issued from assumed conversion of dilutive options and restricted shares	981,277	499,963
Denominator for diluted book value per common share calculation	102,066,617	102,032,114

Book value per common share	$2.60	$2.80
Diluted book value per common share	2.58	2.79
Common Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the three and nine months ended September 30, 2023, Maiden Reinsurance repurchased 520,475 and 820,105 common shares, respectively, from the open market at an average price per share of $1.86 and $1.93, respectively, under the Company's share repurchase plan. The Company's remaining authorization is $72.7 million for common share repurchases at September 30, 2023. No repurchases were made during the three and nine months ended September 30, 2022 under the common share repurchase plan.
Senior Notes
There were no changes in the Company’s Senior Notes at September 30, 2023 compared to December 31, 2022 other than repurchases as discussed further below. The Company did not enter into any short-term borrowing arrangements during the nine months ended September 30, 2023. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes. The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
As described in "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long-Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q, on May 3, 2023, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100.0 million of the Company's Senior Notes from time to time at market prices in open market purchases or as may be privately negotiated. During the nine months ended September 30, 2023, Maiden Reinsurance repurchased 5,567 notes of the 2013 Senior Notes at an average price per unit of $17.10 for a total cost of $95.2 thousand. Total interest and amortization expenses for the nine months ended September 30, 2023 were partly offset by a gain of $39.9 thousand realized on the repurchase of the 2013 Senior Notes. The Company has a remaining authorization of $99.9 million for such repurchases at September 30, 2023.
Maiden Holdings does not have any significant operations or assets other than ownership of the shares of our subsidiaries. The dividends and other permitted distributions from Maiden NA (and its subsidiaries) will be our sole source of funds to meet ongoing cash requirements, including debt service payments. Factors that may affect payments to holders of the 2013 Senior Notes include restrictions on the payments of dividends by Maiden Reinsurance to Maiden NA which provides the sole source of income for interest payments on the 2013 Senior Notes. In 2022 and 2023, the Vermont DFR approved an annual dividend program from Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. Subsequent to those approvals, Maiden Reinsurance paid total dividends of $37.5 million to Maiden NA as of September 30, 2023.
The summarized financial information below has been presented on a combined basis for the issuer Maiden NA and the guarantor Maiden Holdings, excluding all other subsidiaries. Intercompany balances and transactions between Maiden NA and Maiden Holdings, whose information is presented above on a combined basis, were eliminated. Any investment by Maiden NA or Maiden Holdings in subsidiaries that are not issuers or guarantors is not presented in the financial information below. Intercompany balances with subsidiaries that are not issuers or guarantors and any related party transactions were separately disclosed below and are not included in the total assets and total liabilities presented for Maiden NA and Maiden Holdings. The net loss for Maiden NA and Maiden Holdings was due to interest and amortization expenses on the Senior Notes as well as general and administrative expenses. The net loss in Maiden NA also reflects income tax expense incurred for the respective periods.

Summarized financial information of Maiden NA and Maiden Holdings as of September 30, 2023 and for the three and nine months ended September 30, 2023 were as follows:

	Maiden NA	Maiden Holdings
	($ in thousands)
Total assets	$6,734	$8,559
Total liabilities	149,241	107,946
Amounts due from subsidiaries (not included in total assets above)	692	1,118
Amounts due to subsidiaries (not included in total liabilities above)	12,110	3,817
Related party loan payable (not included in total liabilities above)	—	284,844
Total revenue for the quarter-to-date period	1,230	3
Net loss for the quarter-to-date period	(3,181)	(8,253)
Total revenue for year-to-date period	2,310	8
Net loss for year-to-date period	(4,294)	(25,273)
The ratio of Debt to Total Capital Resources at September 30, 2023 and December 31, 2022 was computed as follows:

($ in thousands)	September 30, 2023	December 31, 2022
Senior notes - principal amount	$262,361	$262,500
Maiden shareholders’ equity	263,237	284,579
Total capital resources	$525,598	$547,079
Ratio of debt to total capital resources	49.9%	48.0%
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
As discussed above, at September 30, 2023, guarantees of $55.1 million have been provided to lenders by the Company on behalf of the real estate joint venture, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

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
Non-GAAP operating loss and Non-GAAP diluted operating loss per share available to common shareholders
Non-GAAP operating loss and Non-GAAP diluted operating loss per share attributable to common shareholders can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended September 30,	2023	2022
	($ in thousands except per share data)
Net loss attributable to Maiden common shareholders	$(3,527)	$(8,160)
Add (subtract):
Net realized and unrealized investment (gains) losses	(244)	1,572
Foreign exchange and other gains	(4,594)	(8,586)
Interest in (income) loss of equity method investments	(2,190)	373
Change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	(1,192)	(6,259)
Non-GAAP operating loss	$(11,747)	$(21,060)

Diluted loss per share attributable to common shareholders	$(0.03)	$(0.09)
Add (subtract):
Net realized and unrealized investment (gains) losses	(0.01)	0.02
Foreign exchange and other gains	(0.05)	(0.10)
Interest in (income) loss of equity method investments	(0.02)	—
Change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	(0.01)	(0.07)
Non-GAAP diluted operating loss per share attributable to common shareholders	$(0.12)	$(0.24)

For the Nine Months Ended September 30,	2023	2022
	($ in thousands except per share data)
Net (loss) income (attributable) available to Maiden common shareholders	$(17,788)	$19,186
Add (subtract):
Net realized and unrealized investment gains	(2,394)	(2,848)
Foreign exchange and other losses (gains)	843	(19,121)
Interest in (income) loss of equity method investments	(6,942)	2,143
Change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	11,108	(10,722)
Non-GAAP operating loss	$(15,173)	$(11,362)

Diluted (loss) earnings per share (attributable) available to common shareholders	$(0.18)	$0.22
Add (subtract):
Net realized and unrealized investment gains	(0.02)	(0.03)
Foreign exchange and other losses (gains)	0.01	(0.22)
Interest in (income) loss of equity method investments	(0.07)	0.02
Change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	0.11	(0.12)
Non-GAAP diluted operating loss per share attributable to common shareholders	$(0.15)	$(0.13)
Non-GAAP operating loss was $11.7 million for the three months ended September 30, 2023 compared to non-GAAP operating loss of $21.1 million for the same period in 2022. Non-GAAP operating loss was $15.2 million for the nine months ended September 30, 2023, compared to a non-GAAP operating loss of $11.4 million for the same respective period in 2022 which included gains of $28.2 million from the repurchase of our preference shares in 2022.

The non-GAAP operating results were primarily driven by non-GAAP underwriting results in the AmTrust Reinsurance segment as discussed further below.
Non-GAAP Underwriting Results
The non-GAAP underwriting results for the three and nine months ended September 30, 2023 and 2022 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Gross premiums written	$8,660	$5,380	$16,371	$(1,451)
Net premiums written	$8,625	$5,222	$16,260	$(1,915)
Net premiums earned	$12,479	$12,251	$32,520	$23,816
Other insurance (expense) revenue, net	(16)	368	3	888
Non-GAAP net loss and LAE(1)	(16,348)	(23,685)	(25,395)	(32,739)
Commission and other acquisition expenses	(5,340)	(5,398)	(14,520)	(12,811)
General and administrative expenses	(2,877)	(2,422)	(9,925)	(9,288)
Non-GAAP underwriting loss (1)	$(12,102)	$(18,886)	$(17,317)	$(30,134)
(1) Non-GAAP underwriting loss and non-GAAP net loss and LAE for the three and nine months ended September 30, 2023 and 2022 are adjusted for prior year reserve development subject to the LPT/ADC Agreement. Please see "Key Financial Measures" section for the definitions of Non-GAAP underwriting loss and net loss and LAE.
The non-GAAP underwriting results above are summarized by segment for the three and nine months ended September 30, 2023 and 2022 in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Diversified Reinsurance underwriting (loss) income	$(2,541)	$40	$(7,648)	$264
AmTrust Reinsurance underwriting loss	(8,369)	(12,667)	(20,777)	(19,676)
Plus: (favorable) adverse prior year loss development covered under the LPT/ADC Agreement	(1,192)	(6,259)	11,108	(10,722)
Non-GAAP AmTrust Reinsurance underwriting loss	(9,561)	(18,926)	(9,669)	(30,398)
Non-GAAP underwriting loss	$(12,102)	$(18,886)	$(17,317)	$(30,134)
The non-GAAP underwriting results include the impact of prior year loss reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement to show the ultimate economic benefit to the Company. As shown in the table above, adjusted for the decrease in the deferred gain under the LPT/ADC Agreement of $1.2 million and increase of $11.1 million during the three and nine months ended September 30, 2023, respectively, the non-GAAP underwriting loss was $12.1 million and $17.3 million, respectively. This compared to a non-GAAP underwriting loss of $18.9 million and $30.1 million, respectively, when adjusted for the decrease of $6.3 million and $10.7 million in the deferred gain under the LPT/ADC Agreement during the three and nine months ended September 30, 2022, respectively.
The non-GAAP underwriting results above were due to incurred losses in the AmTrust Reinsurance segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share for losses occurring after December 31, 2018, and net adverse loss development in the European Hospital Liability Quota Share. Please refer to the AmTrust Reinsurance segment results under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q for further discussion of these underwriting results.
The non-GAAP underwriting results in the table above were also driven by the Diversified Reinsurance segment which had an underwriting loss of $2.5 million and $7.6 million for the three and nine months ended September 30, 2023, respectively, compared to income of $40.0 thousand and $0.3 million for the same respective periods in 2022. Please refer to the Diversified Reinsurance segment results under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q for further discussion of these underwriting results.
Non-GAAP Net Loss and LAE
Adjusted for the decrease and increase in the deferred gain for the LPT/ADC Agreement for the three and nine months ended September 30, 2023, respectively, the non-GAAP net loss and LAE increased by $1.2 million and decreased by $11.1 million, respectively, as these amounts included adverse loss experience for AmTrust Quota Share reserves under the LPT/ADC Agreement which are ultimately recoverable from Cavello.
Adjusted for the decrease in the deferred gain for the LPT/ADC Agreement for the three and nine months ended September 30, 2022, the non-GAAP net loss and LAE increased by $6.3 million and $10.7 million, respectively, as these amounts included favorable loss experience for AmTrust Quota Share reserves under the LPT/ADC Agreement which are ultimately recoverable from Cavello.

These adjustments are reflected in the calculation of non-GAAP Loss and LAE below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net loss and LAE	$15,156	$17,426	$36,503	$22,017
Less: (favorable) adverse prior year loss development covered under the LPT/ADC Agreement	(1,192)	(6,259)	11,108	(10,722)
Non-GAAP net loss and LAE	$16,348	$23,685	$25,395	$32,739
Adjusted Shareholders' Equity, Adjusted Total Capital Resources, Adjusted Book Value per Common Share, and Ratio of Debt to Total Adjusted Capital Resources
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at September 30, 2023 and December 31, 2022 reflect the addition of the unamortized deferred gain under the LPT/ADC Agreement to the GAAP shareholders' equity as depicted in the computations below. The deferred gain under the LPT/ADC Agreement was $56.5 million at September 30, 2023 compared to $45.4 million at December 31, 2022, which relates to loss reserves subject to that agreement that are fully recoverable from Cavello.
The increase in the unamortized deferred gain under the LPT/ADC Agreement for the nine months ended September 30, 2023 is attributable to $11.1 million in net loss and LAE recognized as adverse loss development in the Company's GAAP income statement for policies subject to the LPT/ADC Agreement. We believe the inclusion of this unamortized deferred gain under these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve the Company's shareholders' equity over the settlement period under the terms of the agreement.
Reconciliation of shareholders' equity to Adjusted shareholders' equity and Adjusted Total Capital Resources
The following table computes adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain under the LPT/ADC Agreement at September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022	Change in $	Change %
Total shareholders' equity	$263,237	$284,579	$(21,342)	(7.5)%
Unamortized deferred gain on LPT/ADC Agreement	56,516	45,408	11,108	24.5%
Adjusted shareholders' equity	319,753	329,987	(10,234)	(3.1)%
Senior Notes - principal amount	262,361	262,500	(139)	(0.1)%
Adjusted total capital resources	$582,114	$592,487	$(10,373)	(1.8)%
Non-GAAP Operating ROACE
Non-GAAP Operating ROACE for the three and nine months ended September 30, 2023 and 2022 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Non-GAAP operating loss	$(11,747)	$(21,060)	$(15,173)	$(11,362)
Opening adjusted shareholders’ equity	326,998	269,658	329,987	274,990
Ending adjusted shareholders’ equity	319,753	242,859	319,753	242,859
Average adjusted shareholders’ equity	323,376	256,259	324,870	258,925
Non-GAAP Operating ROACE	(14.4)%	(32.6)%	(6.2)%	(5.9)%
Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The adjusted book value per common share as reconciled for the recognition of the unamortized deferred gain under the LPT/ADC Agreement at September 30, 2023 and December 31, 2022 was computed as follows:

	September 30, 2023	December 31, 2022
Book value per common share	$2.60	$2.80
Unamortized deferred gain on LPT/ADC Agreement	0.56	0.45
Adjusted book value per common share	$3.16	$3.25

Ratio of Debt to Adjusted Total Capital Resources
Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at September 30, 2023 and December 31, 2022 was computed as follows:

($ in thousands)	September 30, 2023	December 31, 2022
Senior notes - principal amount	$262,361	$262,500
Adjusted shareholders’ equity	319,753	329,987
Adjusted total capital resources	$582,114	$592,487
Ratio of debt to adjusted total capital resources	45.1%	44.3%

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely affected. At September 30, 2023, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the unaudited Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange gains of $4.6 million and losses of $0.1 million were generated during the three and nine months ended September 30, 2023, respectively, compared to net foreign exchange gains of $8.6 million and $20.5 million for the three and nine months ended September 30, 2022, respectively. The decrease in foreign exchange gains for both the three and nine months ended September 30, 2023 compared to the same respective periods in 2022 was due to a decline in the value of the U.S. dollar relative to the euro and the British pound.
At September 30, 2023, net foreign exchange gains and losses were primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at September 30, 2023 included reserve for net loss and LAE of $276.3 million. Our foreign currency asset exposures at September 30, 2023 include $167.2 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy as well as $26.0 million of equity method real estate investments denominated in Canadian dollars.
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
Off-Balance Sheet Arrangements
At September 30, 2023, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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
2. (c) Share Repurchases
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. The Company has a remaining authorization of $72.7 million for share repurchases at September 30, 2023. The table below details the repurchases that were made during the three months ended September 30, 2023, under the common share repurchase authorization:

For the Three Months Ended September 30, 2023	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar amount still available under trading plan
				($ in thousands)
July 1, 2023 - July 31, 2023	—	$—	—	$73,626
August 1, 2023 - August 31, 2023	243,296	1.87	243,296	73,172
September 1, 2023 - September 30, 2023	277,179	1.85	277,179	72,659
Total	520,475	$1.86	520,475	72,659

Subsequent to the three months ended September 30, 2023 and through the period ended November 8, 2023, the Company did not repurchase any additional common shares which represent tax withholding in respect of tax obligations on the vesting of performance based shares.
Subsequent to the three months ended September 30, 2023 and through the period ended November 7, 2023, the Company repurchased 226,250 additional common shares at an average price per share of $1.67 under the Company's authorized common share repurchase plan. The Company's remaining share repurchase authorization was $72.3 million at November 7, 2023.

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
Insider Trading Arrangements and Policies
During the three months ended September 30, 2023, the Company adopted a Rule 10b5-1(c)(1) trading arrangement as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended. On September 29, 2023, an agreement was signed between Maiden Holdings and a financial intermediary, who was authorized to begin purchasing common shares on October 30, 2023 until the close of business on September 29, 2024, subject to certain conditions set forth in the agreement.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO
101.1
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL: (i) unaudited Condensed Consolidated Balance Sheets; (ii) unaudited Condensed Consolidated Statements of Income; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income; (iv) unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity; (v) unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
November 8, 2023		/s/ Patrick J. Haveron
Patrick J. Haveron Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)

/s/ Mark O. Heintzman
Mark O. Heintzman Senior Vice President - Finance (Principal Financial Officer)