Form 10-K
period 2023-12-31
Maiden Holdings, Ltd.
filed 2024-03-12
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $175.1 million based on the closing sale price of the registrant’s common shares on the NASDAQ Capital Market on that date.
As of March 7, 2024, 100,472,120 common shares were outstanding. 143,351,043 common shares, par value $0.01 per share, were outstanding when the ownership by our affiliate Maiden Reinsurance Ltd. of 42,878,923 common shares were included. These affiliated shares are treated as treasury shares and are not included in the computation of consolidated book value and earnings per common share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on May 6, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Risk Factor Summary
We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. The following is a summary of the principal factors that make investing in our securities risky and may cause our actual results to differ materially from forward-looking statements included in this Annual Report on Form 10-K. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows and should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in Part I, Item 1A. in this report:
•we have incurred volatile operating results in recent years and there can be no assurance that we will maintain operating profitability or return to active underwriting of new prospective reinsurance risks;
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
•we may require additional capital in the future, which may not be available on favorable terms or at all;
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
•Maiden Reinsurance owns 29.9% of our total outstanding common shares and thus has a significant ownership and voting stake in our common shares;
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
•the property and casualty insurance and reinsurance industry are cyclical in nature, which may affect our overall financial performance; and
•net operating losses (and certain other tax attributes or tax benefits of the Maiden Holdings North America, Ltd. ("Maiden NA") tax group) may be subject to limitation under Section 382 of the Tax Code.

Item 1. Business.
General Overview
Maiden Holdings is a Bermuda-based holding company. We create shareholder value by actively managing and allocating our assets and capital, including through ownership and management of businesses and assets primarily in the insurance and related financial services industries where we can leverage our deep knowledge of those markets.
We are not currently underwriting reinsurance business on new prospective risks but have recently underwritten risks on a retroactive basis through Genesis Legacy Solutions, LLC ("GLS"). For updated information regarding GLS, please refer to the “Legacy Underwriting – Update” included in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview" of this Annual Report on Form 10–K.
We have various historic reinsurance programs underwritten by our wholly owned subsidiary Maiden Reinsurance Ltd. ("Maiden Reinsurance") which are in run-off, including the liabilities associated with AmTrust which we terminated in 2019 as discussed in "Note 10 — Related Party Transactions" of the Notes to Consolidated Financial Statements included in Part II Item 8. "Financial Statements and Supplementary Data". In addition, we have a Loss Portfolio Transfer and Adverse Development Cover Agreement ("LPT/ADC Agreement") with Cavello Bay Reinsurance Limited ("Cavello") a subsidiary of Enstar Group Limited ("Enstar"), and a commutation agreement that further reduces our exposure to and limits the potential volatility related to AmTrust liabilities in run-off, as discussed in "Note 8 — Reinsurance" of the Notes to Consolidated Financial Statements included in Part II Item 8. "Financial Statements and Supplementary Data".
Short-term income protection business is written on a primary basis by our wholly owned subsidiaries Maiden Life Försäkrings AB ("Maiden LF") and Maiden General Försäkrings AB ("Maiden GF") in the Scandinavian and Northern European markets, each with branches in the United Kingdom ("U.K."). Our wholly owned subsidiary, Maiden Global Holdings Ltd. (“Maiden Global”), is a licensed intermediary in the U.K. Maiden Global had previously operated internationally by providing branded auto and credit life insurance products through insurer partners, particularly those in Europe and other global markets. These products also produced reinsurance programs which were underwritten by Maiden Reinsurance. In 2023 and through the date of this report, we have been evaluating the strategic value of Maiden LF and Maiden GF in relation to their ongoing growth and profitability prospects, regulatory capital requirements and ability to create shareholder value in excess of our target return on capital levels. The Company expects to conclude this review during 2024 and take appropriate actions based on the findings of that review.
Business Strategy
We continued to deploy our revised operating strategy during 2023 which leverages the significant assets and capital we retain. In addition to restoring operating profitability, our strategic focus centers on creating the greatest risk-adjusted shareholder returns in order to increase book value for our common shareholders, both near and long-term. In that respect, management’s focus is to increase the non-GAAP book value of the Company, which fully reflects the steps we have taken to protect our balance sheet, primarily through our LPT/ADC Agreement with Cavello, as this represents the ultimate economic value of Maiden.
We also believe that these areas of strategic focus will enhance our profitability through increased returns, which should also increase the likelihood of fully utilizing the significant net operating loss ("NOL") carryforwards as described further below which would increase both GAAP and non-GAAP book value and create additional common shareholder value. This strategy presently has two principal areas of focus:
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
Further details are discussed in the "Business Strategy" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview" of this Annual Report on Form 10–K.
Strategic Developments in 2023
Our non-GAAP book value, which we believe represents our true economic value, declined by 1.8% during 2023 to $3.19 per common share at December 31, 2023 as strong investment gains were offset by continuing adverse loss development. While our GAAP book value decreased by 11.4% to $2.48 per common share at December 31, 2023 primarily due to adverse prior year reserve development in our AmTrust Reinsurance segment, approximately 75.6% of the AmTrust adverse development was related to claims expected to be covered by the LPT/ADC Agreement with Cavello and which we expect will be recognized as future GAAP income when recovered from Cavello pursuant to both the LPT/ADC Agreement and GAAP accounting requirements.
Our investment activities produced significantly higher returns of $53.1 million during 2023 compared to $24.7 million in 2022, a 114.6% increase, through a combination of higher yields on certain fixed income assets along with strengthening returns on our alternative investment portfolio, which increased by 13.4% during 2023 and produced a positive net return of 8.0% during 2023 compared to 2.0% in 2022. These returns are now above our cost of capital despite numerous investments continuing to be carried at cost or net asset values that have yet to realize positive marks due to their only recent deployment. We believe our alternative investment portfolio remains well positioned to achieve its targeted longer-term returns. As interest rates have risen, we are increasingly focusing our investing activities on opportunities that will produce current income.

The run-off of our historic reinsurance programs significantly underperformed during 2023, and we experienced adverse prior year reserve development of $38.2 million which offset much of the positive progress made in our capital and asset management strategies. Of this adverse prior year development, $25.5 million or 66.8% of total adverse development for the year ended December 31, 2023 was related to claims expected to be covered by the LPT/ADC Agreement with Cavello which will be recognized as future GAAP income when recovered from Cavello pursuant to both the agreement and GAAP accounting requirements.
We also made progress in the capital management pillar of our business strategy, repurchasing 1,439,575 common shares during 2023. As of December 31, 2023, Maiden Reinsurance owns 29.9% of the Company's total outstanding common shares which is eliminated for accounting and financial reporting purposes on our consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its investment in Maiden Holdings common shares, is capped at 9.5% pursuant to the bye-laws of the Company. The ownership of the common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy as approved by the Vermont Department of Financial Regulation ("Vermont DFR").
Details of our recent capital transactions are discussed in our Notes to the Consolidated Financial Statements in "Note 6 — Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10–K. Our future results, and our ability to generate an improved risk-adjusted return on capital, may be impacted by risks and trends set forth in Item 1A, "Risk Factors", and elsewhere in this Annual Report on Form 10-K.
Our Principal Operating Subsidiaries
Maiden Reinsurance, a wholly owned subsidiary of Maiden Holdings, is an affiliated reinsurance company licensed in the State of Vermont in the U.S. and our principal operating subsidiary which commenced operations in June 2007. Effective March 16, 2020, we re-domesticated Maiden Reinsurance from Bermuda to Vermont in the U.S., having determined that re-domesticating Maiden Reinsurance to Vermont enables us to better align our capital and resources with our liabilities, which originate mostly in the U.S., resulting in a more efficient structure. Maiden Reinsurance is subject to the statutes and regulations of Vermont in the ordinary course of business. The re-domestication did not apply to Maiden Holdings which remains a Bermuda-based holding company. As of December 31, 2023, Maiden Reinsurance owns 29.9% of the total outstanding common shares of Maiden Holdings and subject to our bye-laws, has the ability to vote up to 9.5% of these shares.
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
GLS is a wholly owned subsidiary of Maiden Reinsurance domiciled in the State of Delaware. GLS Services Company (“GLS Services”) is a wholly owned subsidiary of GLS. GLS specializes in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations, working with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives. Genesis Legacy Insurance Company (Vermont) Limited, is a wholly owned subsidiary of GLS Services licensed in Vermont, and is the operating entity utilized by GLS to assume portfolios of legacy liabilities. For further information regarding GLS, please refer to the “Legacy Underwriting – Update” included in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview" of this Annual Report on Form 10–K.
Our Reportable Segments
Our business currently consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty insurance and reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. This segment now also includes transactions entered into by GLS which was formed in November 2020. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”) and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), both of which are in run-off effective January 1, 2019.
Financial data relating to our two reportable segments is included in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Consolidated Financial Statements - Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
The table below compares net premiums earned, by reportable segment, reconciled to the total consolidated net premiums earned for the years ended December 31, 2023 and 2022:

For the Year Ended December 31,	2023		2022
($ in thousands)	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total
Diversified Reinsurance	$29,039	66.0%	$27,983	74.2%
AmTrust Reinsurance	14,930	34.0%	9,749	25.8%
Total	$43,969	100.0%	$37,732	100.0%

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
Net premiums written by our Diversified Reinsurance segment operating subsidiaries, excluding intercompany reinsurance, for the years ended December 31, 2023 and 2022 included:

For the Year Ended December 31,	2023		2022
($ in thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Maiden Reinsurance	$(26)	(0.1)%	$(332)	(1.4)%
Maiden LF	16,786	61.9%	14,531	61.5%
Maiden GF	10,344	38.2%	9,421	39.9%
Total	$27,104	100.0%	$23,620	100.0%
Please refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion on the performance of our Diversified Reinsurance segment for the years ended December 31, 2023 and 2022.
Maiden Global’s business development teams historically partnered with automobile manufacturers, dealer associations and local primary insurers to design and implement point of sale insurance programs which generated revenue for the auto manufacturer and insurance premiums for the primary insurer ("IIS business"). All of these programs are in run-off and no new programs are being sought. With no new written premium, the only remaining earned premium is from the Australian program that continued through 2023. The table below shows IIS net premiums by line of business for the years ended December 31, 2023 and 2022:

For the Year Ended December 31,	2023		2022
($ in thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Personal Auto - Quota Share Reinsurance	$(7)	—%	$(320)	(1.4)%
Credit Life - Insurance	27,110	100.0%	23,944	101.4%
Total	$27,103	100.0%	$23,624	100.0%
For the years ended December 31, 2023 and 2022, the Company's net premiums written for Personal Auto on a quota share reinsurance basis were negative. In 2022, negative premiums in Personal Auto were due to the refund of overpaid premium in a U.K. Auto quota share reinsurance program.
AmTrust Reinsurance Segment
General
AmTrust is a multinational specialty property and casualty insurance holding company with operations in the U.S., Europe and Bermuda. Effective January 1, 2019 (a) the AmTrust Quota Share, and (b) the European Hospital Liability Quota Share were terminated on a run-off basis. These transactions are broadly referred to herein as the "Final AmTrust QS Terminations". Apart from certain unearned premiums in the AmTrust Quota Share and the European Hospital Liability Quota Share that were earned subsequent to December 31, 2019, there was no new premium written within this segment during 2023 and 2022.
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
Our ERM Committee (comprised of our Chief Executive Officer and Chief Financial Officer, Group President and most other senior members of management) monitors and oversees the risk environment and provides direction to mitigate, to an acceptable level, the most significant and material risks that may adversely affect our ability to achieve our goals. The ERM Committee continually reviews factors that may impact our organizational risk and develops and implements strategies and action plans to mitigate key risks.
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
As a property and casualty holding company, our insurance subsidiaries are in the business of assuming risk. We are not currently underwriting reinsurance business on prospective risks as we historically have, but have recently underwritten risks on a retroactive basis through GLS. Our primary risks are categorized as follows:
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

Our Employees
On March 7, 2024, we had approximately 45 full-time and part-time employees who are located in Bermuda, the U.S., the U.K., Germany, Ireland and Sweden. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements.
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
As of December 31, 2023, Maiden Reinsurance owns 29.9% of the Company's total outstanding common shares as described above, which is eliminated for accounting and financial reporting purposes on the Company’s consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its common shares, will be capped at 9.5% pursuant to the bye-laws of the Company. The ownership of our common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy which has been approved by the Vermont DFR. The Vermont DFR additionally specifically approved the ownership of the Company's common shares by Maiden Reinsurance related to the exchange of preference shares that occurred on December 27, 2022 ("Exchange").
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
In May of 2022, Vermont adopted the NAIC Insurance Data Security Model Law (the “Cybersecurity Model Law”), which applies to those licensed, authorized to operate, or registered under Vermont’s insurance law, with limited exceptions. Vermont’s implementation of the Cybersecurity Model Law requires licensees to, among other things, conduct risk assessments based on detailed requirements; develop, implement, and maintain a comprehensive written information security program that includes a cybersecurity incident response plan, monitor emerging threats or vulnerabilities and use reasonable and appropriate security measures when sharing information; include cybersecurity risks in its ERM process; provide cybersecurity awareness training to personnel and update the training as necessary; and respond to cybersecurity events by conducting a prompt investigation and taking reasonable corrective action.
Risk-Based Capital
U.S. insurers are also subject to risk-based capital ("RBC") guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of a company's investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to asset, premium and reserve items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. Insurers that have less statutory capital than the RBC calculation required are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. Maiden Reinsurance filed its latest RBC reports on February 29, 2024 for the 2023 calendar year, and the reported RBC levels exceed Vermont's RBC requirements. Maiden Reinsurance continues to invest excess capital pursuant to our current business strategy as our RBC requirements permit.
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
Sweden Insurance Regulation
Maiden LF and Maiden GF are subject to regulation and supervision by Finansinpektionen, the Swedish financial supervisory authority (“Swedish FSA”). As Sweden is a member of the EU, the Swedish FSA supervision is recognized across all locations within the EU. Generally, the Swedish FSA has broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, passporting permissions, approval of directors and officers, and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. The Company believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.
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
The Economic Substance Act 2018, as amended (“ESA”) impacts every Bermuda registered entity engaged in a “relevant activity” to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. Under the ESA, holding entity activities (as defined in the ESA and the Economic Substance Regulations 2018, as amended) are deemed a relevant activity. To the extent that the ESA applies to Maiden Holdings, we are required to demonstrate compliance with economic substance requirements that we have “adequate” economic substance in Bermuda, and we must file an annual economic substance declaration with the Bermuda Registrar of Companies ("Registrar") on that basis. Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Registrar, face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda.
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
Bermuda recently enacted the Corporate Income Tax Act 2023 on December 27, 2023 (the “CIT Act”). Entities subject to tax under the CIT Act are the Bermuda constituent entities of multi-national groups. A multi-national group is defined under the CIT Act as a group with entities in more than one jurisdiction with consolidated revenues of at least €750 million for two of the four previous fiscal years. If Bermuda constituent entities of a multi-national group are subject to tax under the CIT Act, such tax is charged at a rate of 15% of the net income of such constituent entities (as determined in accordance with the CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). No tax is chargeable under the CIT Act until tax years starting on or after January 1, 2025. The Company's consolidated revenues do not presently meet the minimum amounts for taxation under the CIT Act.
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
United Kingdom
Maiden Global, Maiden LF U.K. Branch and Maiden GF U.K. Branch are tax residents in the U.K. and are currently subject to corporation tax in the U.K. on their trading and other taxable profits. The main rate of U.K. corporation tax is 25%. Non-U.K. resident corporations are within the scope of corporation tax in the U.K. if they carry on a trade in the U.K. through a permanent establishment. Reinsurance business developed previously by Maiden Global was underwritten by Maiden Reinsurance. Other than in respect of Maiden Global, Maiden LF U.K. Branch and Maiden GF U.K. Branch, we believe that the Company has operated and will continue to operate its business in a manner that will not cause it to be treated as carrying on a trade within the U.K. Any U.K. source income of non-U.K. resident corporations may be subject to U.K. withholding tax, subject to the availability of treaty relief or any other applicable exemptions. Dividends paid by Maiden Global are not subject to U.K. withholding tax. Interest paid by Maiden Global may be subject to U.K. withholding tax at a rate of up to 20%, subject to the availability of treaty relief or any other applicable exemptions.
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
We produced a net loss of $38.6 million in 2023, compared to net loss of $60.0 million during 2022, largely the result of adverse reserve development from the run-off of our legacy reinsurance obligations. While we have taken significant actions in recent years to strengthen our loss reserve and capital position, these older liabilities are dependent on the reporting by our ceding companies and can be subject to volatility. While we have purchased additional reinsurance protection to eliminate potential volatility of loss reserves from this legacy business, the accounting for this reinsurance protection precludes us from recognizing recoveries until paid losses reach certain contractual retention limits in the agreement and thus our GAAP results reported herein will not reflect this reinsurance until those limits are exceeded, which we presently expect to occur before the end of 2024. There can be no assurance that this reinsurance or that the timing and accounting recognition of recoveries under that reinsurance agreement will be sufficient to protect us against further declines in shareholders’ equity.
We have taken steps to restructure our business by disposing of unprofitable operations and terminating reinsurance agreements in both of our reporting segments while significantly reducing headcount and overhead expenses. While we believe these actions along with our revised strategy will produce operating profitability, there can be no assurance that these actions will achieve their intended effects or that such reinsurance will be sufficient to protect us against further adverse loss reserve development. Further, as our insurance liabilities continue to run off, our investment income will continue to decrease which may adversely affect our profitability. While we continue to reduce our operating expenses, make additional investments which we believe will produce enhanced investment returns, and have written legacy retroactive risks, there can be no assurance that these measures will overcome the expected decline in investment income. Finally, we have not yet determined if and when we may resume active underwriting of new prospective risks which would result in increased revenue.
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
Management continues to evaluate various operating strategies that are likely to be significantly different than our prior strategic business focus. Since 2020, our revised strategy includes expanded investment activities. This has included changes to our approaches to asset and capital management and we may or may not resume active reinsurance underwriting of new prospective risks in the future. We now expect to extend our strategy by expanding our activities in insurance distribution, particularly managing general agencies, which may selectively be supported by active reinsurance underwriting of new prospective risks. As part of its re-domestication to the State of Vermont in the U.S., Maiden Reinsurance is required to closely consult with the Vermont DFR before it considers resuming active reinsurance underwriting of new prospective risks and on any matters related to capital management and business strategy. There can be no assurance that the implementation of the new business plan will succeed or will be satisfactory to the Vermont DFR, which could have a material adverse effect on our business, operations and financial condition.
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
For example, in 2020 we formed GLS which specialized in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations, working with clients to develop and implement finality solutions including acquiring entire companies. We believed the formation of GLS was highly complementary to our overall longer-term strategy. However, a combination of factors, including market conditions in the sector GLS focuses on, resulted in an inability for GLS to gain sufficient scale to achieve its objectives or earn a profit, and its results did not reach the objectives we expected it to over time. Having completed the capital commitment we made to GLS in 2020, we have determined to not commit any additional capital to new opportunities and to run-off the existing accounts GLS underwrote.

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
While we have established our reserves to a level we believe to be sufficient to cover losses assumed by us when we recognize prior period development, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. We have experienced significant adverse development of our loss reserves in prior years, including in 2023. Further, the additional reinsurance protection we have purchased to protect against further adverse development in loss reserves may be insufficient compared to the actual losses that emerge and we may need to recognize adverse development which would reduce our results of operations and shareholders' equity, possibly materially. To the extent our actual reported losses exceed expected losses, the carried estimate of the ultimate losses will be increased, which would represent unfavorable reserve development, and in turn could have a material adverse effect on our financial condition.
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
At December 31, 2023, we had $558.6 million due to us from one reinsurer, Cavello, consisting of losses recoverable from Cavello under the retrocession agreement of $43.2 million and reinsurance recoverable on unpaid losses under the retroactive reinsurance agreement of $515.5 million. Cavello provided collateral in the form of a letter of credit in the amount of $445.0 million to AmTrust under the LPT/ADC Agreement with Enstar Group Limited ("Enstar") on July 31, 2019, pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share, subject to additional collateral funding requirements. As of December 31, 2023, the amount of collateral required was $490.1 million.
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
As noted, while we are not presently engaged in active reinsurance underwriting of new prospective reinsurance risks, we are engaged in active reinsurance underwriting of retroactive risks. We also assume risk on a primary basis through Maiden LF and Maiden GF. As we write these risks, we similarly seek to manage our loss exposure by maintaining a disciplined underwriting process throughout our (re)insurance operations. Underwriting is a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. The failure of any of the underwriting risk management strategies that we employ could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Additionally, some of our subsidiaries collect, use, store, transmit, retrieve, retain and otherwise process confidential and personally identifiable information in their information systems in and across multiple jurisdictions, and they are subject to a variety of confidentiality obligations and privacy, data protection and information security laws, regulations, orders and industry standards in the jurisdictions in which they do business. The regulatory environment surrounding information security, data privacy and cybersecurity is evolving and increasingly demanding. A number of our subsidiaries are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personally identifiable and confidential information of their customers and employees. On October 24, 2017, the NAIC adopted an Insurance Data Security Model Law, which requires licensed insurance entities to comply with detailed information security requirements. The NAIC model law has been adopted by certain states, including Vermont, which may raise compliance costs or increase the risk of noncompliance, and noncompliance could subject our insurance subsidiaries to regulatory enforcement actions and penalties, as well as reputational harm. Any such events could potentially have an adverse impact on our insurance subsidiaries’ business, results of operations, financial condition and cash flows.
Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our insurance subsidiaries’ existing data management practices or the features of their services and platform capabilities. Any failure or perceived failure by our insurance subsidiaries, or any third parties with which they do business, to comply with their posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which they or such third parties are or may become subject, may result in actions or other claims against our insurance subsidiaries by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent our insurance subsidiaries were found to be guilty of violations or otherwise liable for damages, would damage their reputation and adversely affect their business, financial condition and results of operations.
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
Our agency mortgage-backed securities ("Agency MBS") constitute 10.6% of fixed maturity investments at December 31, 2023.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities ("MBS") are prepaid more quickly, requiring us to reinvest the proceeds at lower market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, economic conditions may curtail prepayment activity on the underlying mortgages if refinancing is difficult, thus limiting prepayments on the MBS portfolio. In the event that these conditions persist and result in a prolonged period of economic uncertainty, our results of operations, our financial condition and/or liquidity, and our prospects could be materially and adversely affected.
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
Maiden Holdings is a holding company. As a result, we do not have, and will not have, any significant operations or assets other than our ownership of the shares of our subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements at Maiden Holdings, including debt service payments and other expenses. As of December 31, 2023 and as of the date hereof, our insurance subsidiaries' ability to make distributions require the prior approvals of their respective domestic regulators. Maiden Holdings may need to borrow funds from its subsidiaries if funds from dividends are not available to meet ongoing cash requirements. The impact of applicable regulatory capital requirements such as risk based capital ratios under U.S. law could impact the ability of Maiden Reinsurance to pay future cash dividends.
Maiden Reinsurance uses trust accounts, loan to related party, funds withheld and letters of credit to meet collateral requirements. Consequently, cash and cash equivalents and investments are pledged in favor of ceding companies in order to comply with relevant insurance regulations or contractual requirements. At December 31, 2023, restricted cash and cash equivalents and fixed maturity investments used as collateral were $219.9 million and represents 75.0% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and cash equivalents) at that date. At December 31, 2023, Maiden Reinsurance had $40.6 million in unrestricted cash and cash equivalents and fixed maturity investments. On a consolidated basis, the Company had $73.4 million in unrestricted cash and cash equivalents and fixed maturity investments at December 31, 2023.
Based on our current estimate of 2024 financial projections, we believe we will have sufficient liquidity to meet and fulfill our obligations including payments due under our outstanding publicly-traded senior notes which were issued in 2013 (the "2013 Senior Notes") by Maiden NA in the principal amount of $152.4 million, all of which is currently outstanding and is subject to a guarantee by Maiden Holdings, and our outstanding publicly-traded senior notes which were issued in 2016 (the "2016 Senior Notes") in the principal amount of $110.0 million, all of which is currently outstanding (the 2016 Senior Notes collectively with the 2013 Senior Notes, the "Senior Notes").
The Company also has total unfunded commitments on alternative investments of $100.8 million at December 31, 2023 which included commitments for other investments, private equity securities and equity method investments.
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
Investment income is an important component of our consolidated net income. At December 31, 2023, total investments of $559.6 million represented 92.9% of our total cash and investments. Total investments included other investments of $182.8 million, or 32.7% of our total investment portfolio, comprised of a combination of private credit funds, private equity funds, other privately held investments and investments in direct lending activities. As a result of market conditions prevailing at a particular time, the allocation of our portfolio to various asset types may vary. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. We classify our fixed maturity investments as available-for-sale ("AFS") and therefore changes in the market value are reflected in our shareholders’ equity through accumulated other comprehensive income ("AOCI").
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
At December 31, 2023 and 2022, these respective durations in years were as follows:

At December 31,	2023	2022
Fixed maturities and cash and cash equivalents	1.2	1.3
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	5.8	5.3
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	1.6	1.1
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
In addition to fixed maturity securities, we have invested, and may from time to time continue to invest, in alternative investments such as hedge funds, fixed income funds, equity funds, privately held investments, private equity and private credit funds and co-investments, real estate funds and co-investments and other alternative investments. During 2023, we increased the amount allocated to such investments, and at December 31, 2023, 51.3% of our total cash and investments were categorized as equity securities, other investments and equity method investments on our consolidated balance sheets compared to 43.0% as of December 31, 2022.
We expect to continue to increase this allocation over future periods and have committed $100.8 million to future alternative investments as of December 31, 2023. These and other similar investments may be illiquid due to restrictions on sales, transfers and redemption terms, may have different, more significant risk characteristics than our investments in fixed maturity securities and may also have more volatile values and returns, all of which could negatively affect our investment income and overall portfolio liquidity.
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
Our future capital requirements will depend on many factors. We also may not be able to grow significantly without additional capital. Our future business needs are uncertain and we may need to raise additional funds to further capitalize Maiden Reinsurance. We anticipate that any such additional funds would be raised through equity, debt, hybrid financings or entering into reinsurance agreements. While we currently have no commitment from any lender with respect to a credit facility or a loan facility, we may enter into an unsecured or secured revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity, debt or hybrid financing, if available at all, may be on terms that are not favorable to us. Recent turbulence in financial markets due to higher interest rates along with tighter credit underwriting may limit our ability to access the credit or equity markets. If we are able to raise capital through equity financings, the interest of shareholders in our Company would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common shares.
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
Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk.
We have developed and continue to develop enterprise-wide risk management policies and procedures to mitigate risk and loss to which we are exposed. There are inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not anticipated, identified or accurately assessed. If our risk management policies and procedures are ineffective, we may suffer unexpected losses and could be materially adversely affected. As our business changes and the markets in which we operate evolve, our risk management framework may not adapt at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not adequately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience, the effectiveness of our risk management strategies may be insufficient, resulting in losses to us. In addition, we may be unable to effectively review and monitor all risks and our employees may not follow our risk management policies and procedures.

In addition, the NAIC and state legislatures and regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to insurers. Our insurance company subsidiaries are subject to regulation in Vermont. Vermont has adopted regulations for insurance holding companies to adopt a formal ERM function and to file an annual enterprise risk report. The regulations also require most domestic insurers to conduct an ORSA and to submit an ORSA summary report prepared in accordance with the NAIC’s ORSA Guidance Manual. While we operate within an ERM framework designed to assess and monitor our risks, we may not be able to effectively review and monitor all risks, our employees may not all operate within the ERM framework and our ERM framework may not result in our accurately identifying all risks and limiting our exposures based on our assessments.
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
Moreover, our insurance subsidiaries are required to comply with statutory accounting principles ("SAP"). SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted and adopted on a state level, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.
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
Legislation enacted in Bermuda as to Corporate Income Tax may affect our operations.
Bermuda recently enacted the CIT Act. Entities subject to tax under the CIT Act are the Bermuda constituent entities of multi-national groups. A multi-national group is defined under the CIT Act as a group with entities in more than one jurisdiction with consolidated revenues of at least €750 million for two of the four previous fiscal years. If Bermuda constituent entities of a multi-national group are subject to tax under the CIT Act, such tax is charged at a rate of 15% of the net income of such constituent entities (as determined in accordance with the CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). No tax is chargeable under the CIT Act until tax years starting on or after January 1, 2025. The Company's consolidated revenues do not presently meet the minimum amounts for taxation under the CIT Act, however it is possible that the CIT Act may have an adverse effect on our results of operations going forward. We are considering the CIT Act and will evaluate the impact of the CIT Act on our operations as further information and guidance becomes available.
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
Maiden Reinsurance owns approximately 29.9% of our total outstanding common shares and thus has a significant ownership and voting stake in our common shares.
As a result of the common shares issued as part of the Exchange on December 27, 2022, Maiden Reinsurance owns approximately 29.9% of our total outstanding common shares and subject to our bye-laws, has the ability to vote up to 9.5% of these shares. As our wholly owned subsidiary, Maiden Reinsurance’s economic and voting interests in our common shares may not be aligned with other shareholders and it could take positions that may differ from, and which could adversely affect the interests of, other shareholders.
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
The market price for our common shares has fluctuated significantly. Future sales of our common shares by our shareholders or us, or the perception that such sales may occur, could adversely affect the market price of our common shares. As of March 7, 2024, 100,472,120 common shares were outstanding when the ownership by our affiliate Maiden Reinsurance of 42,878,923 common shares were excluded, which consists of 41,439,348 common shares issued to Maiden Reinsurance in the Exchange and 1,439,575 shares directly purchased on the open market. These shares are reflected as treasury shares on the Consolidated Balance Sheet and not treated as outstanding shares in the computation of consolidated book value and earnings per common share on December 31, 2023. A significant percentage of our outstanding common shares are held by affiliates, including Maiden Reinsurance, and as a result, your common shares may not have sufficient liquidity in the trading markets.
In addition, we have reserved 5,668,408 common shares remaining for issuance under our 2019 Omnibus Incentive Plan. As of March 7, 2024, there were 121,500 stock options outstanding and 975,027 restricted shares outstanding. Sales of substantial amounts of our shares, or the perception that such sales could occur, could adversely affect the prevailing price of the shares and may make it more difficult for us to sell our equity securities in the future, or for shareholders to sell their shares, at a time and price that they deem appropriate.
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
Our success depends largely on our senior management, which includes, among others, Patrick J. Haveron, our Chief Executive Officer and Chief Financial Officer, and Lawrence F. Metz, our Executive Vice Chairman and Group President. We have entered into employment agreements with these executive officers.
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
Currently, Maiden Holdings employs six non-Bermudians who are work permit holders in our Bermuda office including Messrs. Haveron and Metz. Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of permanent residents’ certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a permanent resident’s or working resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. Work permits are issued with expiry dates that range from one, two, three, four and five years. A waiver from advertising is automatically granted in respect of any chief executive officer position and other chief officer positions. We may not be able to use the services of one or more of our non-Bermudian employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business, financial condition and results of operations.
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
The UK left the EU on January 31, 2020. Maiden LF and Maiden GF have subsequently established UK branches to enable us to continue underwriting in the UK post-Brexit. Maiden LF, UK Branch and Maiden GF, UK Branch were authorized by the Prudential Regulatory Authority and Financial Conduct Authority on May 30, 2022 and May 12, 2022 respectively. As a result, our regulatory compliance oversight and reporting requirements have increased.
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
We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our financial condition and results of operations. At December 31, 2023, no such hedges or hedging strategies were in force or had been entered into.
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
At December 31, 2023, we provided $449.1 million of collateral to AmTrust, AII and AEL in the form of trusts, letters of credit, funds withheld and a loan. This collateral includes $128.5 million transferred to AmTrust from existing trust accounts used for collateral on the AmTrust Quota Share to a funds withheld arrangement in January 2019, which currently has an annual interest rate of 3.5%, subject to annual adjustment. The annual interest rate was 2.1% for the duration of 2022.
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
Approximately 40.2% of our AmTrust Reinsurance segment's reserve for loss and LAE at December 31, 2023 was related to the reinsurance of U.S. workers' compensation risks which is our largest exposure to a particular line of business. Our AmTrust Reinsurance segment includes all business ceded by AmTrust to Maiden Reinsurance, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. Both contracts in this segment have been terminated effective January 1, 2019. Negative developments in the economic, competitive or regulatory conditions affecting the U.S. workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in our larger markets were to enact legislation to increase the scope or amount of benefits for employees under U.S. workers’ compensation insurance policies without related loss control measures, or if regulators made other changes to the regulatory system governing U.S. workers’ compensation insurance, this could negatively affect the U.S. workers’ compensation insurance industry in the affected markets.

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
In 2021, significant steps were taken to develop a plan for implementing the two-pillar solution. In October 2021, the OECD/G20 Inclusive Framework released a statement agreeing a two-pillar solution to address the tax challenges arising from the digital economy. In December 2021, the OECD issued Pillar Two model rules for domestic implementation of the global minimum tax and shortly thereafter the European Commission proposed a Directive to implement the Pillar Two rules into EU law, which required EU member states to transpose the rules into their national laws by December 31, 2023 with certain measures initially coming into effect from January 1, 2024. In 2023, a number of jurisdictions (including Sweden and the UK) passed legislation to implement the OECD/G20's model rules into domestic law with effect from January 1, 2024.
The proposals, in particular in relation to Pillar Two, are broad in scope and include a number of exemptions which may be available to us, however we are unable to determine at this time the extent to which the proposals will impact our operations and results.

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
However, there is considerable uncertainty as to which activities constitute being engaged in a trade or business within the U.S., so we cannot be certain that the IRS will not contend successfully that Maiden Holdings and/or any of its non-U.S. subsidiaries are engaged in a trade or business in the U.S.
Net operating losses ("NOL") (and certain other tax attributes or tax benefits of the Maiden NA tax group) may be subject to limitation under Section 382 of the Tax Code.
Maiden NA has significant tax NOL carryforwards as of December 31, 2023. As a result of the Maiden NA NOL and other tax attributes, the Company presently has a net deferred tax asset with a full valuation allowance against it which may be recognized in future periods. It is possible that certain ownership changes of Maiden NA, if they were to occur, could result in an “ownership change” of Maiden NA for purposes of Section 382 of the Tax Code. If such an ownership change (as defined) were to occur, the value and amount of the Maiden NA NOL would be substantially impaired, increasing the U.S. federal income tax liability of Maiden NA and materially reducing the value of Maiden NA. Should the NOL be limited in any way, it could also limit or eliminate the Company's ability to recognize and realize that asset in the future.
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
Further, recently proposed regulations could, if finalized in their current form, substantially expand the definition of RPII to include insurance income of our non-U.S. subsidiaries with respect to certain affiliate reinsurance transactions. If these proposed regulations are finalized in their current form, it could limit the Company’s ability to execute affiliate reinsurance transactions that would otherwise be undertaken for non-tax business reasons in the future and could increase the risk that potential exceptions to the RPII rules would not be available in a particular taxable year, which could result in RPII being taxable to certain U.S. persons holding our shares. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts, or otherwise, might have retroactive effect. The U.S. Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to Maiden Holdings and its non-U.S. insurance subsidiary's is uncertain. Prospective investors are urged to consult their tax advisors with respect to these rules.

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
A company which is not resident in the U.K. for U.K. corporation tax purposes can nevertheless be subject to U.K. corporation tax at the rate of 25% if it carries on a trade in the U.K. through a permanent establishment in the U.K., but the charge to U.K. corporation tax is limited to profits (both income profits and chargeable gains) attributable directly or indirectly to such permanent establishment.
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
In addition, diverted profits tax ("DPT") applies to foreign companies with sales in the U.K. (such as Maiden Reinsurance) that design their affairs to avoid creating a taxable presence (in the form of a permanent establishment) in the U.K., or to U.K. companies that enter into transactions with connected companies which lack economic substance to exploit differentials in tax rates. DPT is charged at 31% of the profits representing the contribution of the U.K. activities to the group’s results.
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
While we do not presently engage in active reinsurance underwriting of prospective risks, we have recently underwritten retroactive risks and source certain of those opportunities from brokers and other producers, thus our failure to further develop or maintain relationships with brokers and other producers, including third party administrators and financial institutions, from whom we expect to receive our business could have a material adverse effect on our business, financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
The Company employs a comprehensive, cross-departmental approach to continuously assess, identify, and manage potential cybersecurity risks. Our cybersecurity risk management program involves collaboration between our employees, the information technology (“IT”) team, our Chief Information Security Officer (“CISO”), and our Enterprise Risk Management Committee, as overseen by the Board of Directors, primarily through its Audit Committee. The Company’s cybersecurity policies, standards, processes, and practices are integrated into the Company’s overall risk management program and we regularly consider cybersecurity risks in the context of material risks to the Company.
Our cybersecurity risk management program categorizes cybersecurity risks into five areas: identify, protect, detect, respond, and recover. We regularly assess the cybersecurity threat landscape, employing a layered cybersecurity strategy that emphasizes prevention, detection, and mitigation through a variety of technical and operational measures. As a part of our cybersecurity risk management program, our information security program is tailored to address identified risks, while aligning with pertinent business requirements.
We foster a shared responsibility for the Company’s cybersecurity with all our employees, conducting periodic phishing simulation campaigns and providing regular, mandatory security awareness training to enhance awareness and readiness against cyber threats. Certain roles require additional role-based, specialized cybersecurity training. To protect our data and information systems, we maintain Company-wide cybersecurity policies and procedures regarding encryption standards, malware protection, remote access, multifactor authentication, confidential information, and internet, social media, email, and wireless device usage. The CISO and IT team review and update such policies and procedures to adapt to evolving cybersecurity landscapes, industry best practices, and regulatory and statutory updates. Our CISO conducts thorough reviews of these updates at least annually to ensure their continued relevance and effectiveness in safeguarding the Company’s assets and business interests.
We continually seek to improve our cybersecurity posture, encompassing end-user training, layered defenses, critical asset identification and protection, enhanced monitoring and alerting, and engagement with third-party experts as needed to evaluate the efficacy of our security measures. We engage reputable third-party tools and products to assist in the monitoring, protection, detection, and potential remediation of cybersecurity threats and incidents. We also regularly evaluate cybersecurity risks associated with our use of third-party service providers, conducting an annual review of hosted applications and assessing their cybersecurity preparedness.
Cybersecurity Governance and Oversight
Our CISO is primarily responsible for the assessment and management of the Company’s material cybersecurity risks and the related cybersecurity risk management policies and procedures. Our CISO oversees our cybersecurity risk management and information security programs and provides quarterly status reports to the Audit Committee. Our CISO possesses over 25 years of experience in various technology and cybersecurity operations, holds the following certifications from ISC2, Information Systems Security Management Professional (ISSMP), Certified Information Systems Security Professional (CISSP), Certified Cloud Security Professional (CCSP), Certified in Governance, Risk and Compliance (CGRC) as well as ISACA certifications of Certified Information Security Manager (CISM) and Certified in Risk and Information Systems Control (CRISC). Other key members of management assist our CISO in the oversight of cybersecurity risk management.
We have established an incident response team which is composed of individuals from our various IT and managerial functions and consults with members of internal departments, as needed to perform an impact analysis of security incidents which may have a material affect on the Company,
The Audit Committee has responsibility for oversight of information and cybersecurity risks and assessment of cyber threats and defenses, and it oversees management to ensure that the processes designed, implemented, and maintained with respect to such risks are functioning as intended and adapted when necessary to respond to changes in our strategy, as well as emerging risks. Given the importance of information security and cybersecurity to our stakeholders, our Enterprise Risk Management Committee and our Audit Committee review quarterly reports from our CISO regarding the Company’s cybersecurity strategies for mitigating known risks, newly identified risks, existing projects, and key performance insights and engage in discussions with management based on such reports and other recent developments.
Cybersecurity Incident Reporting and Management
We have not identified any cybersecurity incidents that have materially affected or vulnerabilities to cybersecurity threats that are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, we remain vigilant and prepared to respond effectively to any incidents, should they arise.

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
A putative class action complaint was filed against Maiden Holdings, Arturo M. Raschbaum, Karen L. Schmitt, and John M. Marshaleck in the United States District Court for the District of New Jersey on February 11, 2019. On February 19, 2020, the Court appointed lead plaintiffs, and on May 1, 2020, lead plaintiffs filed an amended class action complaint (the “Amended Complaint”). The Amended Complaint asserts violations of Section 10(b) of the Exchange Act and Rule 10b-5 (and Section 20(a) for control person liability) arising in large part from allegations that Maiden failed to take adequate loss reserves in connection with reinsurance provided to AmTrust. Plaintiffs further claim that certain of Maiden Holdings’ representations concerning its business, underwriting and financial statements were rendered false by the allegedly inadequate loss reserves, that these misrepresentations inflated the price of Maiden Holdings' common stock, and that when the truth about the misrepresentations was revealed, the Company’s stock price fell, causing Plaintiffs to incur losses. On September 11, 2020, a motion to dismiss was filed on behalf of all Defendants. On August 6, 2021, the Court issued an order denying, in part, Defendants’ motion to dismiss, ordering Plaintiffs to file a shorter amended complaint no later than August 20, 2021, and permitting discovery to proceed on a limited basis. On February 7, 2023, the District Court denied Plaintiffs’ motion for reconsideration of the District Court’s decision denying Plaintiffs’ objection to the Magistrate Judge’s December 2021 ruling on discovery. On May 26, 2023, the Company filed a Renewed Motion to Dismiss the Second Amended Complaint or, in the Alternative, for Summary Judgment, which has been fully briefed. On December 19, 2023, the U.S. District Court for the District of New Jersey granted summary judgment on plaintiffs’ claim for securities fraud under Section 10(b) of the Securities Exchange Act to Maiden Holdings, Ltd. and individual defendants Arturo Raschbaum, Karen Schmitt, and John Marshalek. The Court held that the factual record failed to support, as a matter of law, plaintiffs’ allegations that the defendants had made false statements regarding the Company’s loss reserves. The Court also dismissed plaintiffs’ claims that the individual defendants were liable as control persons under Section 20(a) of the Securities Exchange Act for any such alleged false statements. Plaintiffs have appealed to the United States Court of Appeals for the Third Circuit.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares began publicly trading on NASDAQ Stock Market LLC ("NASDAQ") under the symbol "MHLD" on May 6, 2008 and currently trades on the NASDAQ Capital Market. At March 7, 2024, the closing sale price of our common share was $1.41 per share and there were 20 holders of record of our common shares. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.
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
On February 21, 2017, our Board approved the repurchase of up to $100.0 million of our common shares from time to time at market prices. During the year ended December 31, 2023, Maiden Reinsurance repurchased 1,439,575 common shares at an average price per share of $1.83 under our authorized share repurchase plan (2022 - none). The Company's remaining authorization for common share repurchases was $71.6 million at December 31, 2023 (December 31, 2022 - $74.2 million). No repurchases of common shares were made subsequent to December 31, 2023 and through the period ended March 12, 2024 under the Company's share repurchase authorization plan.
During the year ended December 31, 2023, we repurchased a total of 128,731 (2022 - 403,716) common shares at an average price of $2.25 per share (2022 - $2.50) from employees, which represent tax withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares.
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
The number of the Company's Series A, C and D Preference Shares held by Maiden Reinsurance pursuant to the tender offer in 2020 to repurchase Preference Shares and the Board authorizations to repurchase Preference Shares approved on March 3, 2021 and May 6, 2021 ("2021 Preference Share Repurchase Program") was 13,813,116 as at December 27, 2022. Therefore, 41,439,348 common shares were issued to Maiden Reinsurance in exchange for the Preference Shares held which are reflected as treasury shares on the Consolidated Balance Sheet and are not treated as outstanding shares on December 31, 2023.
As a result of the Exchange, the Preference Shares were delisted and no longer trade on the New York Stock Exchange, and there are no remaining issued and outstanding Preference Shares as at December 31, 2023. All rights of the former holders related to ownership of the Preference Shares terminated upon completion of the Exchange.
Equity Compensation Plans
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
As discussed in the “Legacy Underwriting – Update” below, we have fulfilled our capital commitment to GLS and determined not to commit any further capital to GLS for new accounts. Further, we presently do not anticipate any further contracts in the legacy management segment, as we no longer consider it part of our strategy to produce acceptable shareholder returns.
We are not currently underwriting reinsurance business on new prospective risks but have recently underwritten risks on a retroactive basis through GLS. We have various historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off, including the liabilities associated with AmTrust which we terminated in 2019 as discussed in "Note 10 — Related Party Transactions" included in Part II Item 8. "Financial Statements and Supplementary Data". In addition, we have an LPT/ADC Agreement with Cavello and a commutation agreement that further reduces our exposure to and limits the potential volatility related to our AmTrust liabilities in run-off, as discussed in "Note 8 — Reinsurance" included in Part II Item 8. "Financial Statements and Supplementary Data".
Short-term income protection business is written on a primary basis by our wholly owned subsidiaries Maiden LF and Maiden GF in the Scandinavian and Northern European markets. Our wholly owned subsidiary, Maiden Global, is a licensed intermediary in the United Kingdom. Maiden Global had previously operated internationally by providing branded auto and credit life insurance products through insurer partners, particularly those in Europe and other global markets. These products also produced reinsurance programs which were underwritten by our wholly owned subsidiary Maiden Reinsurance. In 2023 and through the date of this report, we have been evaluating the strategic value of Maiden LF and Maiden GF in relation to their ongoing growth and profitability prospects, regulatory capital requirements and ability to create shareholder value in excess of our target return on capital levels. The Company expects to conclude this review during 2024 and take appropriate actions based on the findings of that review.
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
Business Strategy
We continued to deploy our revised operating strategy during 2023 which leverages the significant assets and capital we retain. In addition to restoring operating profitability, our strategic focus centers on creating the greatest risk-adjusted shareholder returns in order to increase book value for our common shareholders, both near and long-term. In that respect, management’s focus is to increase the non-GAAP book value of the Company, which fully reflects the steps we have taken to protect our balance sheet, primarily through our LPT/ADC Agreement with Cavello, as this represents the ultimate economic value of Maiden.
We also believe that these areas of strategic focus will enhance our profitability through increased returns, which should also increase the likelihood of fully utilizing the significant NOL carryforwards as described further below which would increase both GAAP and non-GAAP book value and create additional common shareholder value. This strategy now presently has two principal areas of focus:
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
As part of our ongoing strategic evaluation of both the insurance and reinsurance marketplace and the ability of both the fee-based, distribution and the reinsurance markets to increase our current income and improve our ability to utilize and recognize our deferred tax assets, we increasingly believe expansion of those strategies may be appropriate. We are exploring fee-based and distribution opportunities which are non-risk bearing and capital efficient and given ongoing changes in reinsurance markets, can be potentially complemented by limited and selective deployment of reinsurance capacity to supplement those activities and enhance returns to shareholders.
To date, we invested $13.9 million in MGA platforms and these investments have achieved an internal rate of return of 29.2% and a multiple of capital of 1.65x on those investments.
Further, we have not engaged or pursued active reinsurance underwriting of new prospective risks as our assessment of the reinsurance marketplace along with our current operating profile has been that the risk-adjusted returns that may be produced via such underwriting are likely to be lower over the long-term than our cost of capital. However, as interest rates have increased and moved towards historically observed levels, risk-adjusted returns for active reinsurance underwriting of new prospective risks may become more attractive and while we have no immediate plans to resume such underwriting, we continue to evaluate if such a strategy, even on a limited basis, would produce suitable value for shareholders. While we do not expect to pursue such a strategy independently, such an approach could complement and enhance an approach to investing in and acquiring fee-based and distribution properties and strengthen those entities.
While our returns to date have not as yet achieved our objectives, we continue to believe the measures implemented in recent years have allowed us to more flexibly allocate capital to those activities most likely to produce the greatest returns for shareholders, and we are actively engaged in evaluating and deploying funds and adjusting our strategies as discussed herein.
The returns expected to be produced by each pillar of our strategy are evaluated in relation to our cost of debt capital, which carries a weighted average effective interest rate of 7.6%. To the extent our experience or belief indicates we cannot exceed the cost of debt capital, we expect to refrain from activities in those areas, as evidenced in our decisions regarding legacy management.
Our ability to execute our asset and capital management initiatives is dependent on maintaining adequate levels of unrestricted liquidity and cash flows. Further, there can be no assurance that our insurance liabilities will run off at levels that will permit further capital management activities, which we continually review as part of our strategy. Please refer to the "Liquidity and Capital Resources" section for further information on our asset and capital management activities.
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
In recent years, we have invested approximately $309.0 million into alternative investments which include equity securities, other investments and equity method investments in a wide variety of asset classes, and we believe these activities will exceed that benchmark cost of capital with adjustments as necessary if those returns do not emerge. Please refer to the "Liquidity and Capital Resources" section on "Other Investments, Equity Investments and Equity Method Investments" for further information on our alternative asset classes and a detailed discussion of their investment returns.
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
Capital Management
Our capital management strategy is significantly informed by the required capital needed to operate our business in a prudent manner and our ongoing analysis of our loss development trends. Trends in recent years have increased our confidence in our recorded ultimate losses for our insurance liabilities in run-off, however a prudent assessment dictates that the run-off portfolio still requires additional maturity to fully emerge, as evidenced by the adverse loss development we experienced in 2022 and 2023. While there is no assurance that prior positive long-term loss development trends will resume, as our insurance liabilities further mature we remain confident that we can continue the prudent and disciplined repurchase of both our common shares and senior notes which are authorized for repurchase, which we believe provided the greatest risk-adjusted returns to our common shareholders.

Please refer to "Notes to Consolidated Financial Statements - Note 6 — Shareholders' Equity" under Item 8 "Financial Statements and Supplementary Data" of the Annual Report on Form 10-K for the year ended December 31, 2022 for further information on the common shares issued as part of the Exchange that occurred on December 27, 2022.
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
We note that recognition of the deferred tax asset on our balance sheet is a leading priority for the Company to increase its GAAP and non-GAAP book value and we will balance these considerations against opportunities to repurchase shares at what we believe are appropriate prices as we pursue our capital management initiatives.
Please refer to "Notes to Consolidated Financial Statements: Note 6 — Shareholders' Equity and Note 7 — Long-Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10–K for further information on the recent equity and debt repurchases made by Maiden Reinsurance during 2023. There can be no assurance that we will continue to pursue such capital management initiatives, or that they will provide appropriate risk-adjusted returns.
As we revised our strategy in recent years, we continuously evaluate the effectiveness of those strategies in achieving its goals and have been and continue to be prepared to adjust those strategies as our performance dictates.
Legacy Underwriting - Update
In November 2020, the Company formed GLS to specialize in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations, working with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives.The goal of GLS was to acquire legacy liabilities and (re)insurance reserves from companies and provide retroactive reinsurance coverage for portfolios of (re)insurance business, primarily via loss portfolio transfer contracts (“LPT”). Additionally, GLS provided reinsurance contracts to other (re)insurers to mitigate some of their risk of future adverse development (an adverse development cover, or “ADC”) on insurance risks relating to prior accident years.
We believed the formation of GLS was highly complementary to our overall longer-term strategy and would produce risk-adjusted returns in excess of our debt cost of capital. However, GLS did not achieve either the volume or profitability expected and we concluded that the outlook would not change materially. At the time we formed GLS, we committed a certain level of capital to support this business which we have since fulfilled. After carefully evaluating the performance of this platform, ongoing market conditions, the competitive landscape and a variety of other factors, we have concluded that we will not commit additional capital to new accounts in this segment and will be running off the small number of accounts we underwrote since the formation of GLS. We presently do not anticipate any further contracts in the legacy management segment, and we no longer consider it part of our strategy to produce acceptable shareholder returns.
At December 31, 2023, GLS and its subsidiaries hold insurance related liabilities of $27.6 million which included total reserves of $17.7 million, an underwriting-related derivative liability of $4.0 million, reinsurance losses payable of $3.6 million and net deferred gains on retroactive reinsurance of $2.3 million.
2023 Developments
During 2023, while our book value decreased by 11.4% to $2.48 per common share at December 31, 2023, our non-GAAP book value only declined by 1.8% to $3.19 per common share at December 31, 2023.
We also increased our alternative investment portfolio by 13.4% and produced a positive net return of 8.0% on that portfolio during 2023 compared to 2.0% in 2022. This return in 2023 is now above of our cost of capital despite numerous investments continuing to be carried at cost or net asset values that have yet to realize positive marks due to their only recent deployment. We believe our alternative investment portfolio remains well positioned to achieve its targeted longer-term returns. As interest rates have risen, we are increasingly focusing our investing activities on opportunities that will produce current income.
We made progress in the capital management pillar of our business strategy, repurchasing 1,439,575 common shares during 2023.
The run-off of our historic reinsurance programs significantly underperformed during 2023, and we experienced adverse prior year reserve development of $38.2 million which offset much of the positive progress made in our capital and asset management strategies. Of this adverse prior year development, $25.5 million or 66.8% of the total adverse development for the year ended December 31, 2023 was related to claims we expect to be covered by the LPT/ADC Agreement with Cavello and which will be recognized as future GAAP income when recovered from Cavello pursuant to both the agreement and GAAP accounting requirements. During 2023, adverse underwriting results and foreign exchange losses resulted in downward pressure on both our book value and operating earnings.
Maiden NA
We believe Maiden NA’s investments, including its ownership of Maiden Reinsurance and its active asset management strategy, will create opportunities to utilize NOL carryforwards of $337.4 million at December 31, 2023. Approximately $186.2 million of these NOL carryforwards expire in various years beginning in 2029. As of December 31, 2023, $151.2 million or 44.8% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law.

For further details on the NOL carryforwards, please see "Note 13 — Income Taxes" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10–K. The NOL carryforwards combined with additional net deferred tax assets ("DTA") primarily related to our insurance liabilities result in U.S. DTA (before valuation allowance) of $119.4 million or $1.19 per common share at December 31, 2023. Net U.S. DTA of $119.4 million is not presently recognized on the Company's consolidated balance sheet as a full valuation allowance is carried against it. At this time, while positive evidence in support of reducing the valuation allowance is growing, the Company believes it is necessary to maintain a full valuation allowance against the net U.S. DTA as more evidence is needed regarding the utilization of these losses.
As circumstances further develop, we will continuously evaluate the amount of the valuation allowance held against the net U.S. DTA. Taken together, we believe these measures should generate additional income for Maiden NA in a tax-efficient manner, while sharing in the improvement in profitability anticipated in Maiden Reinsurance as a result of the measures enacted as described above.

2023 and 2022 Financial Highlights

For the Year Ended December 31,	2023	2022	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net loss	$(38,569)	$(60,041)	$21,472
Gain from repurchase & exchange of preference shares	—	115,473	(115,473)
Net (loss) income (attributable) available to Maiden common shareholders	(38,569)	55,432	(94,001)
Basic and diluted (loss) earnings per common share:
Net (loss) income attributable to Maiden common shareholders(2)	(0.38)	0.63	(1.01)
Gain from repurchase/exchange of preference shares per common share	—	1.33	(1.33)
Gross premiums written	23,466	5,479	17,987
Net premiums earned	43,969	37,732	6,237
Underwriting loss(3)	(49,482)	(54,934)	5,452
Net investment results(13)	53,072	24,725	28,347
Non-GAAP measures:
Non-GAAP operating (loss) earnings(1)	(23,014)	52,070	(75,084)
Non-GAAP diluted operating (loss) earnings per common share(1)	(0.23)	0.60	(0.83)
Non-GAAP operating return on average common shareholders' equity(1)	(7.1)%	17.2%	(24.3)

At December 31,	2023	2022	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(4)	$602,318	$633,684	$(31,366)
Total assets	1,518,934	1,846,866	(327,932)
Reserve for loss and LAE	867,433	1,131,408	(263,975)
Senior notes - principal amount	262,361	262,500	(139)
Shareholders' equity	249,160	284,579	(35,419)
Total capital resources(5)	511,521	547,079	(35,558)
Ratio of debt to total capital resources(10)	51.3%	48.0%	3.3
Book Value calculations:
Book value per common share(6)	$2.48	$2.80	$(0.32)
Accumulated dividends per common share(12)	4.27	4.27	—
Book value per common share plus accumulated dividends	$6.75	$7.07	$(0.32)
Change in book value per common share plus accumulated dividends	(4.5)%
Diluted book value per common share(7)	$2.46	$2.79	$(0.33)
Non-GAAP measures:
Adjusted book value per common share(8)	3.19	3.25	(0.06)
Adjusted Maiden shareholders' equity(9)	320,076	329,987	(9,911)
Adjusted total capital resources(9)	582,437	592,487	(10,050)
Ratio of debt to adjusted total capital resources(11)	45.0%	44.3%	0.7
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
(6)Book value per common share is calculated using common shareholders’ equity divided by the number of common shares outstanding. See "Key Financial Measures" for additional information.
(7)Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, divided by the number of outstanding common shares plus dilutive options and restricted shares (assuming exercise of all dilutive share based awards).
(8)Adjusted book value per common share is a non-GAAP measure that is calculated using common shareholders' equity adjusted by adding the unamortized deferred gain on retroactive reinsurance arising from the LPT/ADC Agreement to shareholders' equity, divided by the number of common shares outstanding. See "Key Financial Measures" for additional information.
(9)Adjusted shareholders' equity and adjusted total capital resources are calculated by adding the unamortized deferred gain on retroactive reinsurance arising from the LPT/ADC Agreement to shareholders' equity. The deferred gain arises from the LPT/ADC Agreement with Cavello relating to losses from the AmTrust Quota Share. Under U.S. GAAP, the deferred gain shall be amortized over the estimated remaining settlement period. See "Key Financial Measures" for additional information.
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
The Company no longer presents certain non-GAAP measures such as combined ratio and its related components in this Annual Report on Form 10-K for the year ended December 31, 2023, as it believes that as the run-off of our reinsurance portfolios progresses, such ratios are increasingly not meaningful and of less value to readers as they evaluate the financial results of the Company, particularly compared to historical data.
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
Adjusted Total Shareholders' Equity, Adjusted Total Capital Resources, Ratio of Debt to Adjusted Total Capital Resources and Adjusted Book Value per Common Share: Management has adjusted GAAP shareholders' equity by adding the unamortized deferred gain on ceded retroactive reinsurance under the LPT/ADC Agreement to shareholders' equity. The unamortized deferred gain on ceded retroactive reinsurance under the LPT/ADC Agreement includes the aggregate impact of: 1) cumulative increases to losses incurred prior to December 31, 2018 for which we have ceded the risk under the LPT/ADC Agreement with Cavello; and 2) changes in estimated ultimate losses for certain workers' compensation reserves previously commuted to AmTrust which are subject to specific terms and conditions pursuant to the LPT/ADC Agreement. As a result, by virtue of this adjustment, management has also adjusted Total Capital Resources and computed the Ratio of Debt to Adjusted Capital Resources and Adjusted Book Value per Common Share. The deferred gain liability on retroactive reinsurance under the LPT/ADC Agreement represents loss reserves estimated to be fully recoverable from Cavello and management believes adjusting for this shows the ultimate economic benefit of the LPT/ADC Agreement. We believe reflecting the economic benefit of this non-recurring retroactive reinsurance agreement is helpful to understand future trends in our operations, which will improve our shareholders' equity over the settlement or contract periods, respectively.
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
The composition of the reserve for loss and LAE at December 31, 2023 and 2022 was as follows:

December 31,	2023	2022
	($ in thousands)
Reserve for reported loss and LAE	$543,818	$702,691
Reserve for losses incurred but not reported	323,615	428,717
Reserve for loss and LAE	$867,433	$1,131,408

The loss reserves in the table above exclude the impact of the LPT/ADC Agreement. While management believes that our case reserves and IBNR are sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. The analysis of the appropriateness of the reserve for IBNR is reviewed quarterly, with adjustments made as appropriate. To the extent that actual reported losses exceed expected losses, the carried estimate of the ultimate losses may be increased (i.e. unfavorable reserve development), and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses may be reduced (i.e. favorable reserve development). We record any changes in our loss reserve estimates and the related reinsurance recoverable in the periods in which they are determined. Reinsurance recoverable on unpaid losses covered by the ADC portion of the LPT/ADC Agreement are recorded as part of the deferred gain on retroactive reinsurance shown on the Consolidated Balance Sheets which represents the cumulative adverse loss development under the AmTrust Quota Share covered by the LPT/ADC Agreement at December 31, 2023. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is presently estimated to be before the end of 2024.
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
The Company underwrote the AmTrust Reinsurance segment from July 1, 2007 until Maiden Reinsurance and AII agreed to terminate the remaining business subject to the AmTrust Quota Share and European Hospital Liability Quota Share, both on a run-off basis, effective January 1, 2019. A large portion of the exposure in the underlying book of business has significant seasoning, and allows for a significant amount of credibility in using parameters derived from historical experience to calculate reserve estimates. Some segments of the book are a result of recent acquisitions or newer markets for AmTrust. These segments require a greater level of assumptions and professional judgment in deriving reserve levels, which inherently implies a wider range of reasonable estimates. In addition, changes to case reserving and claims settlement practices by AmTrust have required the use of methods which adjust historical paid and incurred losses to reflect the current basis. As a result, we have tended to rely on a weighted approach which primarily employs the LD method for aspects of the segment with ample historical data, while also considering the ELR or the BF method for exposures with more limited or volatile historical data. The LD method can also be based on AmTrust specific historical information, historical information adjusted to current levels, or information derived from industry sources, with actuarial judgment being used as to the credibility weighting employed. The Frequency-Severity ("FS") method is also considered for segments of the AmTrust book for which claim count information is available. Additional data detailing items such as the class of business, state of occurrence, claim counts, and the frequency and severity of claims is available in many instances, further enhancing the loss reserve analysis.
Significant Assumptions Employed in the Estimation of Reserve for Loss and LAE: The most significant assumptions used at December 31, 2023 to estimate the reserve for loss and LAE within our reporting segments are as follows:
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
•no significant emergence of losses or types of losses that are not represented in the information supplied to the Company by its brokers, ceding companies and insureds will occur; and
•the Company is able to identify and properly adjust for changes to case reserving, claims settlement rates, and the impact of claims inflation in the underlying data.
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
Factors Creating Uncertainty in the Estimation of the Reserve for Loss and LAE: While management does not include an explicit or implicit provision for uncertainty in its reserve for loss and LAE, certain of the Company’s business lines are by their nature subject to additional uncertainties, which are discussed in detail below. In addition, the Company’s reserves are subject to additional factors which add to the uncertainty of estimating reserve for loss and LAE. Time lags in the reporting of losses can also introduce further ambiguity to the process of estimating reserve for loss and LAE.
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
To verify the accuracy and completeness of the information provided to us by our ceding company counterparties, the Company’s actuaries, accountants and claims personnel perform claims reviews, and at times also accounting and financial audits, of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported loss and LAE do not comport with the terms of the contract held with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. At December 31, 2023, the Company was not involved in any material claims litigation or arbitration proceedings.
Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and LAE reserve estimates. At December 31, 2023, there were no significant backlogs related to the processing of policy or contract information in any of our reporting segments.
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
The change in loss reserve estimates from the prior year is referred to as Prior Year Development ("PPD"). We experienced adverse PPD of $38.2 million for the year ended December 31, 2023 compared to adverse PPD of $32.6 million for the year ended December 31, 2022, primarily within the AmTrust Reinsurance segment for both respective years.
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
Based on this range of reasonable reserves, our required reserves could increase by approximately $187.3 million, or 21.6%, of our consolidated gross loss and LAE reserves, excluding the impact of the LPT/ADC Agreement. If the LPT/ADC Agreement were to be considered, our required reserves could increase by approximately $107.2 million, or 35.4% of our consolidated net loss and LAE reserves.
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
Reinsurance Recoverable on Unpaid Losses and Loss Expenses
Reinsurance recoverable balances are reviewed for impairment on a quarterly basis and are presented net of an allowance for expected credit losses. A case-specific allowance for expected credit losses against reinsurance recoverables that the Company deems unlikely to be collected in full, is estimated based on the Company's analysis of amounts due, historical delinquencies and write-offs. In addition, a default analysis is used to estimate an allowance for expected credit losses on the remainder of the reinsurance recoverable balance. The principal components of the default analysis are reinsurance recoverable balances by reinsurer and default factors applied to estimate uncollectible amounts based on reinsurers’ credit ratings and the length of collection periods. The default factors are based on a model developed by a major rating agency. The default analysis considers both current and forecasted economic conditions in the determination of the credit loss allowance.
The Company records credit loss expenses related to reinsurance recoverable in net incurred losses and LAE in the Company’s consolidated statements of income. Any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of reinsurance recoverable balances, together with associated allowances for expected credit losses, are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs. As of December 31, 2023, the total allowance for expected credit losses on the Company's reinsurance recoverable on unpaid losses was $3.2 million which is discussed in "Notes to Consolidated Financial Statements - Note 8. Reinsurance" under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Fair Value of Financial Instruments
Please refer to "Notes to Consolidated Financial Statements - Note 5. Fair Value of Financial Instruments" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion on the fair value methodology and valuation techniques used by the Company to determine the fair value of the financial instruments held at December 31, 2023 and 2022.
Allowance for expected credit losses associated with AFS fixed maturities and other investments
Please refer to "Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion on the impairment evaluation performed by the Company on its investment portfolio. For the years ended December 31, 2023 and 2022, the Company did not recognize any impairment or allowance for expected credit losses on its AFS securities in its results of operation. There was $1.0 million recognized in opening retained earnings on the Company's other investments on January 1, 2023. Please see "Notes to Consolidated Financial Statements: Note 4. Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further details.

Results of Operations
The following table sets forth our selected Consolidated Statement of Income data for each of the years indicated:

For the Year Ended December 31,	2023	2022
	($ in thousands)
Gross premiums written	$23,466	$5,479
Net premiums written	$23,168	$5,082
Net premiums earned	$43,969	$37,732
Other insurance revenue (expense), net	39	(4,530)
Net loss and LAE	(61,228)	(57,991)
Commission and other acquisition expenses	(19,462)	(18,511)
General and administrative expenses(1)	(12,800)	(11,634)
Underwriting loss(2)	(49,482)	(54,934)
Other general and administrative expenses(1)	(17,996)	(19,313)
Net investment income	37,378	30,070
Net realized and unrealized investment gains (losses)	7,848	(5,140)
Foreign exchange and other (losses) gains, net	(5,741)	8,255
Interest and amortization expenses	(18,226)	(19,331)
Income tax (expense) benefit	(196)	557
Interest in income (loss) of equity method investments	7,846	(205)
Net loss	(38,569)	(60,041)
Gain from repurchase and exchange of preference shares	—	115,473
Net (loss) income (attributable) available to Maiden common shareholders	$(38,569)	$55,432
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
Net (loss) income (attributable) available to Maiden common shareholders
Net loss attributable to Maiden common shareholders for the year ended December 31, 2023 was $38.6 million compared to net income available to Maiden common shareholders of $55.4 million in 2022. Net income for the year ended December 31, 2022 included $115.5 million of gains from the repurchase and exchange of our preference shares.
Excluding gains from the exchange and repurchase of preference shares in 2022, net loss for the year ended December 31, 2023 was $38.6 million compared to a net loss of $60.0 million in 2022. The net increase in our financial results for the year ended December 31, 2023 compared to 2022 was primarily due to:
•underwriting loss of $49.5 million in the year ended December 31, 2023 compared to an underwriting loss of $54.9 million in 2022 largely due to:
•adverse PPD of $38.2 million for the year ended December 31, 2023 compared to adverse PPD of $32.6 million in 2022 detailed as follows:
•Our AmTrust Reinsurance segment had adverse PPD of $33.7 million in 2023, compared to adverse PPD of $28.1 million in 2022. Of the total adverse PPD experienced in this segment for 2023, $25.5 million is recoverable under the LPT/ADC Agreement and is expected to be recognized as future GAAP income over time as recoveries are received under provisions of the LPT/ADC Agreement and the applicable GAAP accounting rules; and
•Our Diversified Reinsurance segment had adverse PPD of $4.4 million in 2023, compared to adverse PPD of $4.6 million in 2022.
•on a current accident year basis, an underwriting loss of $11.3 million for the year ended December 31, 2023 compared to an underwriting loss of $22.3 million in 2022, primarily due to results in AmTrust Reinsurance segment as discussed further below in the segment analysis;

•negative earned premium adjustments of $15.8 million in the AmTrust Reinsurance segment related to adjustments for surcharges on Workers' Compensation policies and inuring AmTrust reinsurance for certain programs in Specialty Risk and Extended Warranty cessions (collectively the "AmTrust Cession Adjustments" which are discussed in greater detail in the AmTrust Reinsurance segment). Net of commission and loss adjustments, this adjustment contributed an underwriting loss of $5.1 million to our reported results for the year ended December 31, 2022; and
•effective July 1, 2022, Maiden Reinsurance and AIU DAC entered into an agreement which provided for AIU DAC to assume all reserves ceded by AIU DAC to Maiden Reinsurance with respect to AIU DAC’s French Medical Malpractice exposures for underwriting years 2012 through 2018 reinsured by Maiden Reinsurance under the European Hospital Liability Quota Share ("Commutation Agreement"). The Commutation Agreement incurred an exit cost of $3.7 million for the year ended December 31, 2022.
•total income from investment activities was $53.1 million for the year ended December 31, 2023 compared to $24.7 million in 2022 which was comprised of:
•net investment income increased to $37.4 million for the year ended December 31, 2023 compared to $30.1 million that was earned in 2022;
•realized and unrealized investment gains of $7.8 million for the year ended December 31, 2023 compared to realized and unrealized investment losses of $5.1 million in 2022; and
•interest in income of equity method investments of $7.8 million for the year ended December 31, 2023 compared to an interest in loss of equity method investments of $0.2 million in 2022.
•corporate general and administrative expenses decreased to $18.0 million for the year ended December 31, 2023 compared to $19.3 million in 2022.
The increase in our financial results as discussed above were partially offset by:
•foreign exchange and other losses of $5.7 million for the year ended December 31, 2023 compared to foreign exchange and other gains of $8.3 million earned in 2022.
Net Premiums Written
The table below compares net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the years ended December 31, 2023 and 2022:

For the Year Ended December 31,	2023	2022	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$27,104	$23,620	$3,484	14.8%
AmTrust Reinsurance	(3,936)	(18,538)	14,602	(78.8)%
Total	$23,168	$5,082	$18,086	355.9%
Net premiums written for the year ended December 31, 2023 were $23.2 million compared to net premiums written of $5.1 million during 2022 due to the following:
•Net premiums written in the Diversified Reinsurance segment increased by $3.5 million or 14.8% for the year ended December 31, 2023 compared to 2022 primarily due to growth in direct premiums for Credit Life programs written by Maiden LF and Maiden GF; and
•Premiums written in the AmTrust Reinsurance segment increased by $14.6 million for the year ended December 31, 2023 compared to 2022. The significant negative premiums written in the prior period were primarily related to $15.8 million of AmTrust Cession Adjustments.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned increased by $6.2 million or 16.5% for the year ended December 31, 2023 compared to 2022. The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the years ended December 31, 2023 and 2022:

For the Year Ended December 31,	2023	2022	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$29,039	$27,983	$1,056	3.8%
AmTrust Reinsurance	14,930	9,749	5,181	53.1%
Total	$43,969	$37,732	$6,237	16.5%

Net premiums earned in the AmTrust Reinsurance segment for the year ended December 31, 2023 increased by $5.2 million or 53.1% compared to 2022 primarily due to negative earned premiums of $15.8 million from AmTrust Cession Adjustments for the year ended December 31, 2022. Please refer to the analysis of our AmTrust Reinsurance segment for further discussion.
Net premiums earned in the Diversified Reinsurance segment for the year ended December 31, 2023 increased by $1.1 million or 3.8% compared to 2022 mainly due to growth in Credit Life programs written by Maiden LF and Maiden GF. Please refer to the analysis of our Diversified Reinsurance segment for further discussion.
Other Insurance Revenue (Expense), Net
All other insurance revenue (expense), net is produced by our Diversified Reinsurance segment. Please refer to the analysis of our Diversified Reinsurance segment for further discussion regarding the sources of other insurance revenue (expense), net.
Net Investment Income
Net investment income increased by $7.3 million or 24.3% to $37.4 million for the year ended December 31, 2023 compared to $30.1 million of net investment income for 2022. Our average book yields increased to 4.1% for the year ended December 31, 2023 compared to 2.2% in 2022 due to the following factors:
•Floating rate investments comprise 40.8% of our fixed income investments at December 31, 2023 which enabled the portfolio to respond to the higher interest rate environment more quickly;
•Funds withheld balance with AmTrust had a higher crediting interest rate which increased to 3.5% in 2023 from 2.1% in 2022, on an average ending balance of $279.4 million during the year ended December 31, 2023; and
•Loan to related party carried a higher weighted average interest rate on a balance of $168.0 million which increased to 7.0% during the year ended December 31, 2023 compared to 3.7% in 2022.
Average aggregate fixed income assets at December 31, 2023 decreased by 34.8% compared to December 31, 2022 due to the continued run-off of reinsurance liabilities previously written on prospective risks, resulting in negative operating cash flows as we run-off our existing reinsurance liabilities primarily through the funds withheld receivable.
The following table details our average aggregate fixed income assets (at cost) and investment book yield for the years ended December 31, 2023 and 2022:

For the Year Ended December 31,	2023	2022
	($ in thousands)
Average aggregate fixed income assets, at cost (1)	$799,812	$1,226,134
Annualized investment book yield	4.1%	2.2%
(1)Fixed income assets include AFS securities, cash and restricted cash, funds held receivable, and loan to related party. These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

Net Realized and Unrealized Investment Gains (Losses)
Net realized and unrealized investment gains of $7.8 million were recognized for the year ended December 31, 2023, compared to net realized and unrealized investment losses of $5.1 million recognized for 2022. Total net realized and unrealized investment gains (losses) for the years ended December 31, 2023 and 2022 are summarized in the table below by investment category:

For the Year Ended December 31,	2023	2022
Net realized gains (losses):	($ in thousands)
Fixed income assets(1)	$(2,971)	$(2,983)
Other investments, including equity securities	4,957	190
Total net realized gains (losses)	1,986	(2,793)
Net unrealized gains (losses):
Other investments, including equity securities	5,862	(2,347)
Total net unrealized gains (losses)	5,862	(2,347)

Total net realized and unrealized investment gains (losses)	$7,848	$(5,140)
Interest in Income (Loss) of Equity Method Investments
The interest in income of equity method investments was $7.8 million for the year ended December 31, 2023 compared to an interest in loss of equity method investments of $0.2 million for the year ended December 31, 2022. The income from equity method investments increased by $8.1 million compared to the prior year primarily due to a $5.1 million loss from hedge fund investments realized during 2022. The Company's equity method investments consisted of real estate investments of $49.9 million and other investments of $31.0 million as of December 31, 2023.
The following table details our interest in the income (loss) of equity method investments for the years ended December 31, 2023 and 2022, respectively:

For the Year Ended December 31,	2023	2022
	($ in thousands)
Hedge fund investments	$83	$(5,053)
Real estate investments	(448)	29
Other equity method investments	8,211	4,819
Interest in income (loss) of equity method investments	$7,846	$(205)
Net Loss and LAE
Net loss and LAE increased by $3.2 million or 5.6% during the year ended December 31, 2023 compared to 2022 driven by higher net adverse PPD in the AmTrust Reinsurance Segment. Net loss and LAE was impacted by net adverse PPD of $38.2 million in 2023 compared to net adverse PPD of $32.6 million during 2022. Of the total adverse development experienced in the AmTrust Reinsurance segment in 2023, $25.5 million is recoverable under the LPT/ADC Agreement and is expected to be recognized as future GAAP income over time as recoveries are received under the provisions of the LPT/ADC Agreement and the applicable GAAP accounting rules.
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
Commission and Other Acquisition Expenses
Commission and other acquisition expenses increased by $1.0 million or 5.1% for the year ended December 31, 2023 compared to 2022 driven by higher earned premiums in 2023 compared to 2022 which resulted in a corresponding increase in commission costs and brokerage fees. Please see further discussion in the individual segment analysis below.
General and Administrative Expenses
General and administrative expenses include both segment and corporate expenses segregated for analytical purposes as a component of underwriting income. Total general and administrative expenses decreased by $0.2 million or 0.5% for the year ended December 31, 2023, compared to 2022 primarily due to lower corporate-related administrative expenses.
Corporate general and administrative expenses for the year ended December 31, 2023 decreased by $1.3 million or 6.8% compared to 2022 due to lower stock-based incentive compensation costs of $1.7 million compared to $2.7 million in 2022.
General and administrative expenses for the years ended December 31, 2023 and 2022 are comprised of:

For the Year Ended December 31,	2023	2022
	($ in thousands)
General and administrative expenses – segments	$12,800	$11,634
General and administrative expenses – corporate	17,996	19,313
Total general and administrative expenses	$30,796	$30,947
Interest and Amortization Expenses
Total interest and amortization expenses for the outstanding Senior Notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 were $18.3 million for the year ended December 31, 2023 compared to $19.3 million in 2022. This included interest expense incurred on the Senior Notes for the year ended December 31, 2023 and 2022 of $19.1 million.
The issuance costs related to the Senior Notes were capitalized and are amortized over their effective life using the effective interest method of amortization. Due to changes in the amortization method for the 2013 Senior Notes in 2023, the amortization expenses were $(0.8) million for the year ended December 31, 2023 compared to $0.2 million in 2022.
During the year ended December 31, 2023, the Company realized a gain of $39.9 thousand due to the partial repurchase of the 2013 Senior Notes which was offset against total interest and amortization expenses. Net interest and amortization expenses for the Senior Notes were $18.2 million for year ended December 31, 2023.
Please refer to "Notes to Consolidated Financial Statements - Note 7 — Long-Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the years ended December 31, 2023 and 2022, respectively.

Foreign Exchange and Other (Losses) Gains
Net foreign exchange and other losses amounted to $5.7 million during the year ended December 31, 2023 compared to net foreign exchange and other gains of $8.3 million in 2022.
At December 31, 2023, net foreign exchange losses were primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at December 31, 2023 included net loss reserves of $287.0 million. Our foreign currency asset exposures at December 31, 2023 included $166.4 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $27.4 million of equity method real estate investments denominated in Canadian dollars, and $15.5 million of funds withheld receivable.
Net foreign exchange losses of $5.7 million for the year ended December 31, 2023 were attributable to the weakening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro. Net foreign exchange gains of $8.9 million during 2022 were attributable to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro.
Income Tax Expense (Benefit)
The Company recognized an income tax expense of $0.2 million for the year ended December 31, 2023 compared to an income tax benefit of $0.6 million recognized for 2022. The income tax expense (benefit) for 2023 and 2022 was largely generated on the operating results of our international subsidiaries. The effective rate of income tax was (0.5)% for the year ended December 31, 2023 compared to an income tax rate of 0.9% for the year ended December 31, 2022. The effective tax rate on the Company's net loss differs from the statutory rate of zero percent under Bermuda law due to tax on foreign operations, primarily the U.S. and Sweden.
Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results for our Diversified Reinsurance segment for the years ended December 31, 2023 and 2022 were as follows:

For the Year Ended December 31,	2023	2022
	($ in thousands)
Gross premiums written	$27,402	$24,017
Net premiums written	$27,104	$23,620
Net premiums earned	$29,039	$27,983
Other insurance revenue (expense), net	39	(4,530)
Net loss and LAE	(14,230)	(12,483)
Commission and other acquisition expenses	(13,879)	(14,164)
General and administrative expenses	(10,110)	(8,857)
Underwriting loss	$(9,141)	$(12,051)
Underwriting loss by business unit is detailed in the table below for the Diversified Reinsurance segment for the years ended December 31, 2023 and 2022:

For the Year Ended December 31,	2023	2022
	($ in thousands)
International	$(4,880)	$(1,103)
GLS	(4,625)	(8,923)
Other run-off lines	364	(2,025)
Underwriting loss	$(9,141)	$(12,051)
The underwriting loss in International deteriorated for the year ended December 31, 2023 due to adverse prior period loss development of $2.5 million in 2023 compared to favorable development of $1.7 million in 2022. The GLS underwriting loss in 2023 was primarily due to higher allocated overhead expenses of $3.6 million in 2023 as adverse prior period loss development was lower during 2023 compared to 2022. Finally, other run-off lines for the year ended December 31, 2023 benefited from appreciably lower adverse prior period development compared to 2022.
Premiums - Gross premiums written increased by $3.4 million, or 14.1% for the year ended December 31, 2023 compared to 2022 primarily due to growth in new Credit Life programs written by Maiden LF and Maiden GF.

Net premiums written for the year ended December 31, 2023 increased by $3.5 million or 14.8% compared to 2022 due to growth in new Credit Life programs written by Maiden LF and Maiden GF.
Net premiums earned increased by $1.1 million or 3.8% during the year ended December 31, 2023 compared to 2022.
Other Insurance Revenue, Net - Total other insurance revenue (expense), net includes fee related income generated from our GLS business, fair value changes in underwriting-related derivatives related to certain coverages on retroactive reinsurance contracts written by GLS, and fee income derived from our IIS business not directly associated with premium revenue assumed by the Company as specified in the table below.
Total other insurance revenue (expense), net increased by $4.6 million for the year ended December 31, 2023 compared to 2022 largely due to fair value changes on non-hedged underwriting-related derivatives in GLS. The decrease in the fair value of underwriting-related derivatives of $4.8 million in 2022 was due to the acceleration of covered payments which triggered coverage in excess of the contracts risk margin.
Total other insurance revenue (expense), net by source for the years ended December 31, 2023 and 2022 is detailed in the table below:

For the Year Ended December 31,	2023	2022	Change in $
	($ in thousands)
Change in fair value of non-hedged underwriting-related derivatives	$(230)	$(4,825)	$4,595
Other service fee income	169	194	(25)
International fee income	100	101	(1)
Total other insurance revenue (expense), net	$39	$(4,530)	$4,569

Net Loss and LAE - Net loss and LAE increased by $1.7 million for the year ended December 31, 2023 compared to 2022. Net Loss and LAE was impacted by adverse PPD of $4.4 million in 2023 compared to adverse PPD of $4.6 million experienced for 2022. The adverse PPD in 2023 was primarily due to German auto programs in run-off, along with development in European Capital Solutions and other runoff business lines. It also included the recognition of expected credit losses on reinsurance recoverable on unpaid losses recognized during 2023. The adverse PPD in 2022 was due to GLS contracts and other reinsurance run-off lines partly offset by favorable development in German Auto Programs.
The table below details prior year loss development by line of business for the years ended December 31, 2023 and 2022:

For the Year Ended December 31,	2023	2022
Prior Year Loss Development adverse (favorable)	($ in thousands)
IIS business	$2,504	$(1,683)
GLS	954	1,825
Other run-off lines	982	4,410
Total Diversified Reinsurance Prior Year Development	$4,440	$4,552
Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $0.3 million or 2.0% for the year ended December 31, 2023 compared to 2022.
General and Administrative Expenses - General and administrative expenses increased by $1.3 million or 14.1% for the year ended December 31, 2023 compared to 2022.

AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $40.3 million for the year ended December 31, 2023 compared to an underwriting loss of $42.9 million for the year ended December 31, 2022. The underwriting results for the AmTrust Reinsurance segment for the years ended December 31, 2023 and 2022 were as follows:

For the Year Ended December 31,	2023	2022
	($ in thousands)
Gross premiums written	$(3,936)	$(18,538)
Net premiums written	$(3,936)	$(18,538)
Net premiums earned	$14,930	$9,749
Net loss and LAE	(46,998)	(45,508)
Commission and other acquisition expenses	(5,583)	(4,347)
General and administrative expenses	(2,690)	(2,777)
Underwriting loss	$(40,341)	$(42,883)

Premiums -  The table below shows net premiums written by category for the years ended December 31, 2023 and 2022:

For the Year Ended December 31,	2023	2022	Change in $
	($ in thousands)
Net Premiums Written
Small Commercial Business	$(465)	$(15,143)	$14,678
Specialty Program	156	747	(591)
Specialty Risk and Extended Warranty	(3,627)	(4,142)	515
Total AmTrust Reinsurance	$(3,936)	$(18,538)	$14,602
The negative premiums for the year ended December 31, 2023 and 2022 reflect the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019 which has resulted in no new business written under these contracts since 2018.
The negative gross and net premiums written for the year ended December 31, 2023 reflect cession adjustments of $6.1 million due to the cancellation of cases in one specific program within Specialty Risk and Extended Warranty.
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
Net premiums earned increased by $5.2 million for the year ended December 31, 2023 compared to 2022 primarily due to AmTrust Cession Adjustments in 2022. Negative premiums earned in the years ended December 31, 2023 and 2022 in Small Commercial Business were due to premium adjustments on such policies in the AmTrust Quota Share. The table below details net premiums earned by category for the years ended December 31, 2023 and 2022:

For the Year Ended December 31,	2023		2022
($ in thousands)	Total	% of Total	Total	% of Total
Net Premiums Earned
Small Commercial Business	$(465)	(3.1)%	$(15,131)	(155.2)%
Specialty Program	156	1.0%	748	7.7%
Specialty Risk and Extended Warranty	15,239	102.1%	24,132	247.5%
Total AmTrust Reinsurance	$14,930	100.0%	$9,749	100.0%
Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $1.5 million for the year ended December 31, 2023 compared to 2022 driven by higher net adverse PPD experienced in 2023. The table below shows adverse PPD for the AmTrust Reinsurance segment for the years ended December 31, 2023 and 2022:

For the Year Ended December 31,	2023	2022
Prior Year Loss Development adverse (favorable)	($ in thousands)
AmTrust Quota Share	$24,098	$14,837
AmTrust other runoff	(618)	—
European Hospital Liability Quota Share	10,268	13,247
Total AmTrust Reinsurance Prior Year Development	$33,748	$28,084

The table below details prior year loss development by lines of business for the years ended December 31, 2023 and 2022:

For the Year Ended December 31,	2023	2022
PPD adverse (favorable) before the impact of the LPT/ADC Agreement	($ in thousands)
Workers Compensation	$(17,956)	$(38,131)
Commercial Auto Liability	9,747	19,088
General Liability	31,703	18,452
European Hospital Liability	10,268	13,247
Other Lines	(14)	(1,685)
Other Specialty Risk & Extended Warranty	—	17,113
Total AmTrust Reinsurance Prior Year Development	$33,748	$28,084
Net adverse PPD was $33.7 million for the year ended December 31, 2023 compared to net adverse PPD of $28.1 million in 2022. Net adverse PPD for the year ended December 31, 2022 included $5.3 million of favorable reserve adjustments for estimated surcharges on Workers' Compensation policies and inuring AmTrust reinsurance for programs in Specialty Risk and Extended Warranty cessions related to the AmTrust Cession Adjustments discussed in the premium section above. Excluding these adjustments, there was adverse PPD of $33.4 million for the year ended December 31, 2022.
Overall, for the year ended December 31, 2023, there was higher adverse development in General Liability business, and lower favorable development in Workers Compensation business, offset by lower adverse development in Commercial Auto Liability and other Specialty Risk & Extended Warranty business compared to the year ended December 31, 2022. Recent adverse trends in program related General Liability coverages continued to deteriorate in 2023. Depending on future data received from AmTrust on this business, additional deterioration is possible in light of recent trends.
Net adverse PPD for European Hospital Liability for the year ended December 31, 2023 was primarily driven by emergence of loss data on underwriting years 2011 to 2016. Net adverse PPD in 2022 for European Hospital Liability was due to higher than expected loss emergence in Italian Hospital Liability policies as well as the agreed exit cost of $3.7 million (€3.4 million) for the commutation of French Hospital Liability policies as described in "Note 10. Related Party Transactions".
As of December 31, 2023, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $515.5 million. The LPT/ADC Agreement provides Maiden Reinsurance with $155.0 million in adverse PPD cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. All lines of business in the table above are covered by the LPT/ADC Agreement, except for European Hospital Liability which is not part of the AmTrust Quota Share therefore, adverse PPD in this line of business may result in significant losses. The reinsurance recoverable includes the deferred gain liability under the LPT/ADC Agreement of $70.9 million. At December 31, 2023, there was $84.1 million remaining in available coverage under the LPT/ADC Agreement. Net adverse PPD of $33.7 million for the year ended December 31, 2023 includes $25.5 million recoverable under the LPT/ADC Agreement that is expected to be recognized as future GAAP income over time as recoveries are received subject to the provisions of the LPT/ADC Agreement and the applicable GAAP accounting rules.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $1.2 million for the year ended December 31, 2023 compared to 2022 primarily due to higher earned premiums in 2023.
General and Administrative Expenses - General and administrative expenses decreased by $0.1 million or 3.1% for the year ended December 31, 2023 compared to 2022.

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
As of December 31, 2023, the Company had investable assets of $914.3 million compared to $1.2 billion as of December 31, 2022. Investable assets include the combined total of our investments, cash and restricted cash (including cash equivalents), loan to a related party and funds withheld receivable. Our investable assets decreased by $328.8 million during the year ended December 31, 2023 due to the continued run-off of our reinsurance portfolio liabilities. This resulted in negative operating cash flows as claim payments are settled primarily from the funds withheld receivable, which decreased by $297.4 million in the year ended December 31, 2023.
As discussed in "Item 1. Business", Maiden Reinsurance re-domesticated from Bermuda to Vermont on March 16, 2020. We continue to be actively engaged with the Vermont DFR regarding Maiden Reinsurance's longer term business plan, including its investment policy, changes to which require prior regulatory approval as stipulated by Vermont law or the Vermont DFR for any active underwriting, capital management or other strategic initiatives. Maiden Reinsurance has received all necessary approvals required to date by the Vermont DFR, including its activities via GLS and its investment policy, which includes: 1) the expansion of approved asset classes for investment reflecting not only Maiden Reinsurance’s solvency position but the material reduction in required capital necessary to operate its business; and 2) the purchase of affiliated securities as demonstrated in previous preference share tender offers and the Exchange. The Investment Policy, as approved and as amended, maintains our established investment management and governance practices.
Maiden Reinsurance is regulated by the Vermont DFR and is the principal operating subsidiary of Maiden Holdings. At December 31, 2023, Maiden Reinsurance had statutory capital and surplus of $886.3 million, exceeding the amounts required to be maintained of $97.6 million at December 31, 2023. Under its license as an affiliated reinsurer under the captive licensing laws in the State of Vermont, Maiden Reinsurance requires the approval of the Vermont DFR for the payment of any dividends. In 2022 and 2023, the Vermont DFR approved an annual dividend program to be paid by Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. During the year ended December 31, 2023, Maiden Reinsurance paid dividends of $25.0 million to Maiden NA (2022 - $18.8 million). During the years ended December 31, 2023 and 2022, Maiden NA did not pay any dividends to Maiden Holdings.
Maiden Holdings has two Swedish domiciled operating subsidiaries, Maiden LF and Maiden GF, which are both subject to regulation and supervision by the Swedish FSA. At December 31, 2023, Maiden LF and Maiden GF had statutory capital and surplus of $7.8 million and $8.5 million, respectively, exceeding the amounts required to be maintained of $4.5 million and $5.0 million, respectively, at December 31, 2023. Maiden LF and Maiden GF are subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF and Maiden GF to Maiden Holdings. At December 31, 2023, Maiden LF and Maiden GF are not allowed to pay dividends or distributions without the permission of the Swedish FSA. During the years ended December 31, 2023 and 2022, Maiden LF and Maiden GF did not pay any dividends to Maiden Holdings.
Maiden Holdings’ wholly owned U.K. subsidiary, Maiden Global, operates as a reinsurance services and holding company. Maiden Global is subject to regulation by the U.K. FCA. At December 31, 2023, Maiden Global is allowed to pay dividends or distributions not exceeding $3.2 million. Maiden Global paid dividends of $1.0 million to Maiden Holdings during the year ended December 31, 2023 (2022 - $1.1 million).
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
Our business has undergone significant changes since 2018. As previously noted, we have engaged in a series of transactions that have materially reduced our balance sheet risk and transformed our operations. As a result of these transactions, we are not presently engaged in any active underwriting of new prospective reinsurance business thus our net premiums written will continue to be materially lower and investment income will become a significantly larger portion of our total revenues. We have not written any new retroactive risks through GLS since December 30, 2022, and this will be smaller in relation to the run-off of our prior reinsurance business. The run-off of our prior reinsurance business has continued to cause significant negative operating cash flows as we run off the AmTrust Reinsurance segment reserves as shown in the cash flows table below. We continue to expect a trend of negative overall cash flows to reduce our asset base going forward into 2024 and beyond.

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
The Company’s management believes our current sources of liquidity are adequate to meet its cash requirements for the next twelve months as we generally expect negative operating cash flows to be sufficiently offset by positive investing cash flows. While we continue to expect our cash flows to be sufficient to meet our cash requirements and to operate our business, our ability to execute our asset and capital management initiatives are dependent on maintaining adequate levels of unrestricted liquidity and cash flows. Our expanded asset management strategy can be impacted by both investment specific and broader financial market conditions and may not produce the expected liquidity and cash flows these investments are designed to achieve, or the timing thereof may also be impacted by those factors.
At December 31, 2023, unrestricted cash, cash equivalents and fixed maturity investments were $73.4 million compared to $64.3 million held at December 31, 2022, an increase of $9.1 million during the year ended December 31, 2023. The increase was driven by $77.9 million of collateral released by AmTrust from the funds withheld receivable, partly offset by $19.1 million utilized for interest payments on the Senior Notes, $18.4 million utilized for net purchases of alternative investments including equity method investments, $2.9 million for common share repurchases made under the Company's authorized repurchase plan and employee tax obligations on vesting of restricted shares, as well as payments for general operating expenses.
Please see the related discussion on cash flows from investing and financing activities below. The table below summarizes our operating, investing and financing cash flows for the years ended December 31, 2023 and 2022:

For the Year Ended December 31,	2023	2022
	($ in thousands)
Operating activities	$(59,778)	$(195,928)
Investing activities	58,512	188,790
Financing activities	(3,015)	(10,983)
Effect of exchange rate changes on foreign currency cash	335	(1,342)
Total decrease in cash, cash equivalents and restricted cash	$(3,946)	$(19,463)
Cash Flows from Operating Activities
Cash flows used in operating activities for the year ended December 31, 2023 were $59.8 million compared to cash flows used in operating activities of $195.9 million for the year ended December 31, 2022, a decrease of $136.2 million primarily due to the settlement of claim payments to AmTrust using the funds withheld receivable in the current year period whereas cash was primarily used in the prior year period.
Cash Flows from Investing Activities
Cash flows provided by investing activities consist of proceeds from sales and maturities of investments net of payments for investments acquired. Net cash provided by investing activities was $58.5 million for the year ended December 31, 2023 compared to $188.8 million for 2022 as the size of the fixed income investment portfolio continues to decrease as claims payments are made for the runoff of existing loss reserves for contracts related to the terminated AmTrust Quota Share and the European Hospital Liability Quota Share.
For the year ended December 31, 2023, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $77.0 million compared to net proceeds of $233.4 million during 2022. These net proceeds were partly offset by $18.4 million utilized for net purchases of alternative investments, including equity method investments, during the year ended December 31, 2023.
Cash Flows from Financing Activities
Cash flows used in financing activities were $3.0 million for the year ended December 31, 2023 compared to $11.0 million during 2022. During the year ended December 31, 2023, the Company repurchased 1,439,575 common shares at an average price per share of $1.83 for a total cost of $2.6 million under the Company's authorized common share repurchase plan. During the year ended December 31, 2022, the Company repurchased 1,581,509 preference shares for an aggregate total consideration of $10.0 million pursuant to the 2021 Preference Share Repurchase Program.
No dividends on common shares were paid during the year ended December 31, 2023 and 2022. Our Board of Directors have not declared any common share dividends since the third quarter of 2018.

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
At December 31, 2023, the Company had letters of credit outstanding of $40.5 million for collateral purposes which are secured by cash and fixed maturities with a fair value of $46.9 million.
At December 31, 2023 and 2022, restricted cash and cash equivalents and fixed maturity investments used as collateral were $219.9 million and $296.8 million, respectively. This collateral represents 75.0% and 82.2% of the fair value of total fixed maturity investments and cash, restricted cash and cash equivalents at December 31, 2023 and 2022, respectively.
The following table provides additional information on restricted cash and fixed maturities used as collateral at December 31, 2023 and 2022:

December 31,	2023			2022
($ in thousands)	Restricted Cash & Equivalents	Fixed Maturities	Total	Restricted Cash & Equivalents	Fixed Maturities	Total
Diversified Reinsurance	$6,019	$61,192	$67,211	$13,122	$48,101	$61,223
AmTrust Reinsurance	1,247	151,416	152,663	2,516	233,091	235,607
Total	$7,266	$212,608	$219,874	$15,638	$281,192	$296,830
As a % of Consolidated Balance Sheet captions	100.0%	84.8%	85.3%	100.0%	89.4%	89.9%
Maiden Reinsurance loaned funds of $168.0 million to AmTrust at December 31, 2023 and 2022, respectively, to partially satisfy its collateral requirements with AII. Advances under the loan are secured by promissory notes and the loan is carried at cost. On January 30, 2019, in connection with the termination of the AmTrust Quota Share, the Company and AmTrust amended the Loan Agreement between Maiden Reinsurance, AmTrust and AII, originally entered into on November 16, 2007, to extend the maturity date to January 1, 2025 and the parties acknowledged that due to the termination of the AmTrust Quota Share, no further loans or advances may be made pursuant to the Loan Agreement.
On January 11, 2019, a portion of the existing trust accounts used for collateral on the AmTrust Quota Share were converted to a funds withheld arrangement under which the Company transferred $575.0 million to AmTrust as a funds withheld receivable which bears an annual interest rate of 3.5%, subject to annual adjustment. The annual interest rate was 2.1% during 2022. At December 31, 2023, the funds withheld balance was $128.5 million compared to $416.8 million at December 31, 2022. We expect this asset balance to be exhausted during 2024.
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
Cash and Investments
Historically, the investment of our funds had generally been designed to ensure safety of principal while generating current income to support our insurance loss reserves. Accordingly, our fixed income investment portfolio is invested in liquid, investment-grade fixed maturity securities which are all designated as AFS at December 31, 2023. Further, as our insurance liabilities continue to run-off and the required capital to operate our business for regulatory purposes decreases, we expanded Maiden Reinsurance’s investment policy which has been approved by the Vermont DFR. Under this modified investment policy, we expanded the range of asset classes we invest in to enhance the income and total returns our investment portfolio produces. We categorize these investments as alternative investments which include "Other Investments", "Equity Securities", and "Equity Method Investments" on our Consolidated Balance Sheets as discussed in "Note 2 — Significant Accounting Policies" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

As of December 31, 2023 and 2022, our cash and investments consisted of the following captions:

At December 31,	2023	2022
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$250,601	$314,527
Equity investments, at fair value	45,299	43,621
Equity method investments	80,929	80,159
Other investments	182,811	148,753
Total investments	559,640	587,060
Cash and cash equivalents	35,412	30,986
Restricted cash and cash equivalents	7,266	15,638
Total Investments and Cash (including cash equivalents)	$602,318	$633,684
In addition to the discussion on Cash and Cash Equivalents and Fixed Maturities that follows herein, please see "Notes to Consolidated Financial Statements - Note 4 — Investments" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further discussion on our AFS fixed income securities.
Under our revised investment policy, we have increased the amount of alternative investments held, and we expect to continue to increase the amounts invested therein. Under our investment policy, alternative investments could include, but are not limited to, privately held investments, private equities, private credit lending funds, fixed-income funds, hedge funds, equity funds, real estate (including joint ventures and limited partnerships) and other non-fixed-income investments.
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
The substantial majority of our current and future investments are held by Maiden Reinsurance, whose investment policy was approved by the Vermont DFR. Prior to the Exchange, the Company cumulatively invested $176.4 million in the preference shares of Maiden Holdings which have since been extinguished and exchanged for 41,439,348 common shares of the Company pursuant to the Exchange. As a result of the Exchange on December 27, 2022, there are no preference shares outstanding. Treasury shares include 42,878,923 common shares owned by Maiden Reinsurance consisting of 41,439,348 shares issued as part of the Exchange and 1,439,575 shares directly purchased on the open market by Maiden Reinsurance under the Company's authorized repurchase plan. The market value of our common shares held by Maiden Reinsurance due to the Exchange and common share repurchases was $98.2 million at December 31, 2023.
Cash & Cash Equivalents
At December 31, 2023, we consider the levels of cash and cash equivalents held to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.

Fixed Maturity Investments
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (both restricted and unrestricted) are as follows at December 31, 2023 and 2022, respectively :

December 31, 2023	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS Fixed maturities	($ in thousands)
U.S. treasury bonds	$55,046	$8	$(2)	$55,052	5.4%	0.1
U.S. agency bonds – mortgage-backed	29,918	—	(3,267)	26,651	4.6%	6.1
Non-U.S. government bonds	21,219	—	(468)	20,751	1.9%	1.1
Collateralized loan obligations	80,591	—	(1,788)	78,803	4.9%	0.3
Corporate bonds	71,762	—	(2,418)	69,344	1.6%	1.7
Total fixed maturities	258,536	8	(7,943)	250,601	3.8%	1.3
Cash and cash equivalents	42,678	—	—	42,678	2.5%	0.0
Total	$301,214	$8	$(7,943)	$293,279	3.6%	1.2

December 31, 2022	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$55,647	$1	$(116)	$55,532	4.0%	0.7
U.S. agency bonds – mortgage-backed	38,767	—	(4,402)	34,365	2.7%	4.7
Collateralized mortgage-backed securities	7,199	—	(432)	6,767	5.3%	2.7
Non-U.S. government bonds	12,643	—	(825)	11,818	0.3%	2.8
Collateralized loan obligations	119,120	—	(5,028)	114,092	3.1%	0.3
Corporate bonds	97,063	—	(5,110)	91,953	1.5%	2.1
Total AFS fixed maturities	330,439	1	(15,913)	314,527	2.7%	1.5
Cash and cash equivalents	46,624	—	—	46,624	1.2%	0.0
Total	$377,063	$1	$(15,913)	$361,151	2.5%	1.3
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the year ended December 31, 2023, the yield on the 10-year U.S. Treasury bond remained at 3.88% compared to December 31, 2022. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed income securities in our portfolio. The change in the market values of our fixed maturity portfolio during the year ended December 31, 2023 generated net unrealized gains of $8.0 million which increased our book value per common share by $0.08 during the period. Current outlooks for global monetary policy indicate that quantitative tightening by central banks in the U.S. and globally appear likely to moderate in the near term, although central banks have indicated that they maintain the option to either adopt a neutral stance or apply further tightening should data dictate such actions, particularly inflation and labor market data. Our investment portfolios, in particular our fixed maturity portfolio, may be adversely impacted by unfavorable market conditions caused by these measures, which could cause continued volatility in our results of operations and negatively impact our financial condition.
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
We also monitor the duration and structure of our investment portfolio as discussed below. As of December 31, 2023, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $5.6 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above.

To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At December 31, 2023 and 2022, these respective durations in years were as follows:

December 31,	2023	2022
Fixed maturities and cash and cash equivalents	1.2	1.3
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	5.8	5.3
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	1.6	1.1
During the year ended December 31, 2023, the weighted average duration of our fixed maturity investment portfolio decreased by 0.1 years to 1.2 years while the duration for reserve for loss and LAE increased by 0.5 years to 5.8 years. The differential in duration between these assets and liabilities may fluctuate over time and, in the case of our fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both Agency MBS and commercial mortgage-backed securities held. At December 31, 2023, the duration of loss reserves net of the LPT/ADC Agreement was higher than the duration of our fixed maturity investment portfolio.
To limit our exposure to unexpected interest rate increases that could reduce the value of our fixed maturity securities and reduce our shareholders' equity, the Company holds floating rate securities whose fair values are less sensitive to interest rates. At December 31, 2023 and December 31, 2022, 40.8% and 29.6%, respectively, of our fixed income investments were comprised of floating rate securities which are detailed in the table below:

December 31,	2023		2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Floating rate securities
Collateralized loan obligations	$78,803	13.0%	$114,092	11.8%
Collateralized mortgage-backed securities	—	—%	4,773	0.5%
Total floating rate AFS fixed maturities at fair value	78,803	13.0%	118,865	12.3%
Loan to related party	167,975	27.8%	167,975	17.3%
Total floating rate securities	$246,778	40.8%	$286,840	29.6%

Total fixed income investments at fair value (1)	$605,239		$970,538
(1) Total fixed income investments at fair value include AFS fixed maturities, cash and restricted cash, funds withheld receivable, and loan to related party.
At December 31, 2023 and 2022, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Total U.S. agency MBS comprise 10.6% of our fixed maturity investment portfolio at December 31, 2023. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn. Additional details on our U.S. Agency MBS holdings at December 31, 2023 and 2022 were as follows:

December 31,	2023		2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
FNMA – fixed rate	$15,164	56.9%	$18,750	54.6%
FHLMC – fixed rate	9,099	34.1%	13,034	37.9%
GNMA - variable rate	2,388	9.0%	2,581	7.5%
Total U.S. agency bonds	$26,651	100.0%	$34,365	100.0%
At December 31, 2023 and 2022, 97.8% and 98.5%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see "Part II, Item 8 - Notes to Consolidated Financial Statements Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

The security holdings by sector and financial strength rating of our corporate bond holdings at December 31, 2023 and 2022 were as follows:

	Ratings(1)
December 31, 2023	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds
Corporate bonds					($ in thousands)
Basic Materials	—%	—%	7.6%	—%	$5,273	7.6%
Communications	—%	7.9%	4.2%	—%	8,392	12.1%
Consumer	—%	15.8%	29.2%	—%	31,186	45.0%
Energy	—%	1.2%	2.6%	—%	2,639	3.8%
Financial Institutions	2.2%	20.9%	0.6%	7.8%	21,854	31.5%
Total Corporate bonds	2.2%	45.8%	44.2%	7.8%	$69,344	100.0%

	Ratings(1)
December 31, 2022	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds
Corporate bonds					($ in thousands)
Basic Materials	—%	—%	5.3%	—%	$4,912	5.3%
Communications	—%	5.7%	5.2%	—%	10,004	10.9%
Consumer	—%	6.3%	39.1%	—%	41,767	45.4%
Energy	—%	0.9%	7.7%	—%	7,860	8.6%
Financial Institutions	1.6%	20.3%	0.4%	5.2%	25,272	27.5%
Industrials	—%	2.3%	—%	—%	2,138	2.3%
Total Corporate bonds	1.6%	35.5%	57.7%	5.2%	$91,953	100.0%
(1)    Ratings as assigned by S&P, or equivalent

The table below includes the Company’s ten largest corporate holdings at fair value and as a percentage of all fixed income securities held as at December 31, 2023. The Company's ten largest corporate holdings are 100.0% euro denominated, with 47.1% in the Consumer Sector and 28.3% in the Financial Institutions sector:

December 31, 2023	Fair Value	% of Total Fixed Income Holdings	Rating(1)
	($ in thousands)
Anheuser-Busch INBEV SA, 2.875%, Due 9/25/2024	$10,957	4.4%	A-
Chubb Ina Holdings Inc., 1.55%, Due 3/15/2028	6,764	2.7%	A
America Movil SAB DE CV, 1.5%, Due 3/10/2024	5,490	2.2%	A-
Molson Coors Beverage Co., 1.25%, Due 7/15/2024	5,433	2.2%	BBB
Utah Acquisition Sub Inc., 2.25%, Due 11/22/2024	5,423	2.2%	BBB-
FBD Insurance PLC, 5.0%, Due 10/9/2028	5,382	2.1%	NA
PPG Industries Inc., 0.875%, Due 11/3/2025	5,273	2.1%	BBB+
Kellanova, 1.25%, Due 3/10/2025	4,302	1.7%	BBB
BNP Paribas SA, 1.25%, Due 3/19/2025	3,523	1.4%	A-
Vodafone Group PLC, 1.875%, Due 9/11/2025	2,903	1.1%	BBB
Total	$55,450	22.1%
(1)    Ratings as assigned by S&P, or equivalent

At December 31, 2023 and December 31, 2022, respectively, 100.0% of our non-U.S. dollar denominated securities were invested in euro denominated bonds. The net decrease in non-USD denominated fixed maturities is largely due to sales and maturities of euro denominated corporate bonds during the year ended December 31, 2023.

At December 31, 2023 and December 31, 2022, all of the Company's non-U.S. government issuers have a rating of AA- or higher by Fitch Ratings. The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. dollar ("non-USD") denominated currencies at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, respectively, we held the following non-USD denominated securities:

December 31,	2023		2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-USD denominated collateralized loan obligations	$77,816	46.8%	$102,812	50.1%
Non-USD denominated corporate bonds	67,822	40.7%	90,491	44.1%
Non-USD government bonds	20,751	12.5%	11,818	5.8%
Total non-USD denominated securities	$166,389	100.0%	$205,121	100.0%
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments by ratings at December 31, 2023 and 2022:

Ratings(1) at December 31,	2023		2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
A+, A, A-	$31,810	46.9%	$32,633	36.0%
BBB+, BBB, BBB-	30,630	45.2%	53,094	58.7%
BB+ or lower	5,382	7.9%	4,764	5.3%
Total non-U.S. dollar denominated corporate bonds	$67,822	100.0%	$90,491	100.0%
(1)     Ratings as assigned by S&P, or equivalent
Other Investments, Equity Investments and Equity Method Investments
Our alternative investments are categorized as other investments, equity securities and equity method investments as reported on our consolidated balance sheets. These include private equity funds, private credit funds and hedge funds investments, investments in limited partnerships, as well as investments in direct lending entities and investments in technology-oriented insurance related businesses known as insurtechs. Private equity investments consist of direct investments in privately held entities, investments in private equity funds and private equity co-investments with sponsoring entities. Private credit investments consist of loans and other debt securities of privately held entities or investment sponsors. Our alternative investments as of December 31, 2023 and 2022 consisted of the following asset categories:

December 31,	2023		2022
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Privately held common stocks	$35,272	11.4%	$32,290	11.9%
Privately held preferred stocks	9,946	3.2%	10,945	4.0%
Publicly traded equity investments in common stocks	81	—%	386	0.1%
Total equity securities	45,299	14.6%	43,621	16.0%

Real estate investments	49,897	16.1%	40,944	15.0%
Hedge fund investments	—	—%	5,376	2.0%
Other equity method investments	31,032	10.1%	33,839	12.4%
Total equity method investments	80,929	26.2%	80,159	29.4%

Private equity funds	47,383	15.4%	32,298	11.8%
Private credit funds	27,806	9.0%	26,354	9.7%
Privately held equity investments	38,617	12.5%	34,014	12.5%
Investment in direct lending funds (at cost)	69,005	22.3%	56,087	20.6%
Total other investments	182,811	59.2%	148,753	54.6%

Total alternative investments	$309,039	100.0%	$272,533	100.0%

Our allocation to alternative investments increased to 51.3% of total cash and investments as of December 31, 2023 compared to 43.0% as of December 31, 2022; and increased to 124.0% of our total shareholders' equity as of December 31, 2023 compared to 95.8% as of December 31, 2022.
In addition to the categories described above, we also evaluate our alternative investments by the following asset classes:

December 31,	2023		2022
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Private Equity	$82,230	26.6%	$60,227	22.1%
Private Credit	53,673	17.4%	51,783	19.0%
Hedge Funds	—	—%	5,376	2.0%
Alternatives	95,258	30.8%	85,866	31.5%
Venture Capital	21,220	6.9%	21,126	7.7%
Real Estate	56,658	18.3%	48,155	17.7%
Total alternative investments	$309,039	100.0%	$272,533	100.0%
For further details on these alternative investments, please see "Notes to Consolidated Financial Statements: Note 4(b) Other Investments, Equity Securities and Equity Method Investments" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Within these asset classes, our portfolio broadly consists of the following types of investments:
•Private Equity – this asset class consists of both fund investments with leading private equity sponsors and direct equity investments in private companies, sometimes in conjunction with our private equity fund sponsors. As of December 31, 2023, $20.5 million or 25.0% of investments in the private equity asset class consisted of investments in private equity funds and $61.7 million or 75.0% consisted of direct equity investments in private companies.
•Private Credit - this asset class consists of both fund investments with leading private credit sponsors and direct credit investments in private companies, sometimes in conjunction with our private credit fund sponsors. Private credit investments in both funds and on a direct basis will typically be secured lending arrangements with non-rated entities, often with additional protective provisions to enhance the security and returns of these investments. As of December 31, 2023, $50.0 million or 93.2% of investments in the private credit asset class consisted of investments in private credit funds and $3.7 million or 6.8% consisted of direct investments in debt securities of private companies.
•Hedge Funds – this asset class consisted of one hedge fund investment by the Company with 683 Capital, which was discussed further in Note 10 — Related Party Transactions included in Part II Item 8. "Financial Statements and Supplementary Data" in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023. The Company exited this asset class in 2022 after the investment produced an inception to date return of 5.1%.
•Alternatives – this asset class consists of structured financing arrangements which typically have incentive features to enhance the Company’s returns. As part of these arrangements, the Company requires collateral or bankruptcy-remote structures to protect its investments. As of December 31, 2023, all investments in this asset class were direct investments except for investments in funds totaling $1.4 million or 1.5% of the alternatives asset class. One investment in a collateralized direct lending entity of $69.0 million represents 72.4% of this asset class and is discussed further in "Note 4 — Investments" included in Part II Item 8. "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for the year ended December 31, 2023.
•Venture Capital – this asset class consists of both fund investments with venture capital firms focused primarily on “insurtech” or “fintech” early-stage investments as well as direct investments in start-up companies in this sector, including equity investments in individual companies made in conjunction with our venture capital fund sponsors. As of December 31, 2023, $7.7 million or 36.1% of investments in the venture capital asset class consisted of investments in funds and $13.5 million or 63.9% consisted of direct equity investments in start-up companies. 60.8% of these investments were with funds or companies that would be considered “insurtech” investments.
•Real Estate – this asset class consists of long-term equity investments in three real estate projects. Two are multi-family residential development projects near major urban centers where workforce housing demand continues to be strong. One investment is a minority stake as a limited partner with a leading developer with a highly successful track record, where the Company will earn returns from both operating income from rentals and future sales of properties. To date, the Company has invested $22.5 million in this project and expects investment returns to commence in earnest in 2026 and beyond. The second multi-family residential investment is a majority stake with general partner rights wherein the Company is providing the capital backing to an experience and successful developer in the subject market, while also taking minority equity stakes in individual projects. To date, this development project has secured five properties in attractive locations and is currently in the zoning and planning stages. To date, the Company has invested $29.5 million this project in the aggregate and has commenced earning limited amounts of fee income from this project. As part of its investment, the Company has also provided certain loan guarantees which are discussed in more detail in Note 11 — Commitments, Contingencies and Guarantees included in Part II Item 8. "Financial

Statements and Supplementary Data". We expect fee and operating income and gains from future sales of properties to commence in earnest in 2027 and beyond. Finally, the Company has a minority equity stake in an iconic office building in a major city in the U.S., with an attractive and growing tenant roll. The Company has invested $7.5 million in this project and to date has earned preferred returns and received certain distributions. In addition to preferred returns, the Company expects to receive future distributions of operating income from this investment.
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

Investment Results
Our investment portfolio produced significantly higher returns of $53.1 million included in earnings during 2023 compared to $24.7 million in 2022, a 114.6% increase through a combination of higher yields on certain fixed income assets along with strengthening returns on our alternative investment portfolio, which increased by 13.4% during 2023 and produced a positive net return of 8.0% during 2023 compared to 2.0% in 2022.
The following table summarizes our investment results for the years ended December 31, 2023 and 2022, respectively:

For the Year Ended December 31,	2023	2022
Net investment income	($ in thousands)
Fixed income investments(1)	$32,300	$27,055
Cash and restricted cash	685	428
Other investments, including equities	4,957	2,987
Investment expenses	(564)	(400)
Total net investment income	37,378	30,070

Net realized gains (losses):
Fixed income assets(1)	(2,971)	(2,983)
Other investments, including equities	4,957	190
Total net realized gains (losses)	1,986	(2,793)

Net unrealized gains (losses):
Other investments, including equities	5,862	(2,347)
Total net unrealized gains (losses)	5,862	(2,347)

Interest in income (loss) of equity method investments:
Interest in income (loss) of equity method investments	7,846	(205)
Total interest in income (loss) of equity method investments	7,846	(205)

Total investment return included in earnings (A)	$53,072	$24,725

Other comprehensive income (loss):
Unrealized gains (losses) on AFS fixed maturities and equity method investments excluding foreign exchange (B)	$7,977	$(24,247)
Total investment return = (A) + (B)	$61,049	$478

Annualized income from fixed income assets(2)	$32,985	$27,483
Average aggregate fixed income assets, at cost(2)	799,812	1,226,134
Annualized investment book yield	4.1%	2.2%

Average aggregate invested assets, at fair value(3)	$1,078,675	$1,468,077
Investment return included in net earnings	4.9%	1.7%
Total investment return	5.7%	—%
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

The following table details total investment returns for our fixed income investments for the year ended December 31, 2023 and 2022, respectively:

Fixed Income Investments(1)	For the Year Ended December 31,
($ in thousands)	2023	2022
Gross investment income	$32,985	$27,483
Net realized losses	(2,971)	(2,983)
Change in AOCI (3)	7,977	(28,661)
Gross investment returns	$37,991	$(4,161)

Average invested assets, at fair value (4)	$787,889	$1,219,079

Gross Investment Returns	4.8%	(0.3)%

Investment expenses	$324	$417
Net investment returns	$37,667	$(4,578)

Net Investment Returns	4.8%	(0.4)%
Our average book yields increased to 4.8% for the year ended December 31, 2023 compared to (0.4)% in 2022 due to floating rate investments that comprised 40.8% of our fixed income investments at December 31, 2023 which enabled the portfolio to respond to the higher interest rate environment more quickly. The loan to related party carried a higher weighted average interest rate on a balance of $168.0 million which increased to 7.0% during the year ended December 31, 2023 compared to 3.7% in 2022; while the interest rate on the funds withheld receivable from AmTrust increased to 3.5% in 2023 from 2.1% in 2022, on an average ending balance of $279.4 million during the year ended December 31, 2023. Please refer to "Notes to Consolidated Financial Statements - Note 4 — Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further detail on investment returns from fixed income investments held by the Company at December 31, 2023 and 2022.
The following table details total investment returns for our alternative investments for the year ended December 31, 2023 and 2022, respectively:

Alternative Investments(2)	For the Year Ended December 31,
($ in thousands)	2023	2022
Gross investment income	$12,803	$2,782
Net realized and unrealized gains (losses)	10,819	(2,157)
Change in AOCI (3)	—	4,414
Gross investment returns	$23,622	$5,039

Average invested assets, at fair value (4)	$290,786	$249,000

Gross Investment Returns	8.1%	2.0%

Investment expenses	$240	$(17)
Net investment returns	$23,382	$5,056

Net Investment Returns	8.0%	2.0%
1.Fixed income investments includes AFS securities as well as cash, restricted cash, funds withheld receivable, and loan to related party.
2.Alternative investments includes other investments, equity securities, and equity method investments.
3.Change in AOCI excludes unrealized foreign exchange gains and losses.
4.Average invested assets is the average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

The following table details total investment returns for alternative investments by asset class at December 31, 2023:

December 31, 2023	Private Equity	Private Credit	Hedge Funds	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$2,545	$3,380	$83	$6,114	$—	$681	$12,803
Net realized and unrealized gains (losses)	7,691	1,697	—	(33)	1,914	(450)	10,819
Total Investment Return	$10,236	$5,077	$83	$6,081	$1,914	$231	$23,622

Average Investments	$71,228	$52,728	$2,688	$90,562	$21,173	$52,407	$290,786

Gross Investment Returns	14.4%	9.6%	3.1%	6.7%	9.0%	0.4%	8.1%
The following table details total investment returns for alternative investments by asset class at December 31, 2022:

December 31, 2022	Private Equity	Private Credit	Hedge Funds	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$1,269	$2,025	$(5,053)	$3,993	$125	$423	$2,782
Net realized and unrealized (losses) gains	(1,717)	(2,487)	—	29	2,307	(289)	(2,157)
Change in AOCI	—	—	—	4,414	—	—	4,414
Total Investment Return	$(448)	$(462)	$(5,053)	$8,436	$2,432	$134	$5,039

Average Investments	$63,259	$36,323	$19,153	$66,178	$14,235	$49,853	$249,000

Gross Investment Returns	(0.7)%	(1.3)%	(26.4)%	12.7%	17.1%	0.3%	2.0%

During 2023, our gross and net investment returns exceeded our cost of debt capital, and on an inception to date basis through December 31, 2023, alternative investments have now produced an internal rate of return of 5.3% and a multiple on invested capital of 1.06. This includes investments, primarily in the Alternatives and Real Estate asset classes where we anticipate future returns to emerge but have not as yet recognized either returns or gains based on the development stage of certain investments, which constitute 38.5% of our total alternative assets as of December 31, 2023. While our overall returns in the hedge fund investment asset class were profitable, our total alternative investment returns in 2022 were adversely impacted by losses during the year in that asset class. Total returns on alternative investments by asset class are discussed below in detail for the year ended December 31, 2023:
•Private Equity – investment returns in this asset class reflect both dividends and distributions received as well as unrealized gains or losses from adjustments to net asset values in the case of fund investments and market value adjustments in the case of direct equity investments. During 2023, fund investments produced a total investment return of $1.5 million while direct investments produced a total investment return of $8.7 million. Inception to date, private equity investments have produced an internal rate of return of 9.3% and a multiple on invested capital of 1.23, with fund investments producing an internal rate of return of 13.1% and a multiple on invested capital of 1.40, while direct investments have produced an internal rate of return of 6.3% and a multiple on invested capital of 1.16. No realized gains on private equity investments have been recognized through December 31, 2023.
•Private Credit – investment returns in this asset class reflect both distributions received as well as unrealized gains or losses from adjustments to net asset values in the case of fund investments and market value adjustments in the case of direct equity investments. During 2023, fund investments produced a total investment return of $1.4 million while direct investments produced a total investment return of $3.7 million. Inception to date, private credit investments have produced an internal rate of return of 5.8% and a multiple on invested capital of 0.81, with fund investments producing an internal rate of return of 5.7% and a multiple on invested capital of 0.80, while direct investments have produced an internal rate of return of 9.0% and a multiple on invested capital of 1.07. Net realized losses of $1.1 million on a fund investment focused on debt instruments in the real estate sector were recognized through December 31, 2023. Excluding the sale of a fund investment focused on debt instruments in the real estate sector, the current portfolio of private credit investments produced an internal rate of return of 8.7% and a multiple on invested capital of 1.02, with fund investments, as adjusted, producing the same returns.

•Hedge Funds – As noted previously, the Company exited this asset class in 2022. Returns during 2023 relate to residual returns of assets that were held pending liquidation of the special purpose vehicle this investment was made through. Negative returns in 2022 reflect difficult market conditions and negative results from the strategy applied by the Hedge Fund sponsor during that period. At completion, the investment produced an inception to date internal rate of return of 5.1% and a multiple on invested capital of 1.12.
•Alternative Assets – investment returns in this asset class in 2023 and 2022 largely relate to equity method recognition of income from structured financing arrangements in real assets which utilize bankruptcy-remote structures to protect these investments. Inception to date, alternative direct investments on real assets have produced an internal rate of return of 37.8% and a multiple on invested capital of 1.36; in total, alternative fund investments have produced an internal rate of return of 9.9% and a multiple on invested capital of 1.05. We have not recognized any returns (including contractual preferred returns) on other alternative investments as the underlying collateralized investment supporting this direct lending initiative continues to develop. We expect to recognize our preferred returns and contingency gains as these investment develops further or if other collateral we have secured as part of our investment responds sooner, subject to certain conditions.
•Venture Capital – investment returns in this asset class primarily reflect unrealized gains or losses from adjustments to net asset values in the case of fund investments and market value adjustments in the case of direct equity investments. During 2023, fund investments produced a total investment loss of $0.9 million, primarily the result of management fees, while direct investments produced a total investment return of $2.8 million. Inception to date, venture capital fund investments have produced an internal rate of return of 0.0% and a multiple on invested capital of 0.81, while direct venture capital investments have produced an internal rate of return of 13.9% and a multiple on invested capital of 1.41. Through 2023, we realized total gains of $4.8 million on the sale of the Company’s stake in Betterview Marketplace, Inc. ("Betterview") in a cash and stock transaction with Nearmap US, Inc. ("Nearmap"). We now continue to hold shares in Nearmap after completion of this transaction. To date our investment in Betterview has produced an internal rate of return of 28.9% and a multiple on invested capital of 2.63.
•Real Estate – investment returns in this asset class include preferred returns and distributions (if any) from plan developers along with limited unrealized gains or losses to date as two of the projects remain in the development phase. As noted earlier, the Company does not expect significant investment returns from these attractive projects for the next several years. The Company has not recognized any unrealized appreciation or depreciation in the market value of these assets inception to date. To date these investments have produced an internal rate of return of 0.0% and a multiple on invested capital of 0.97.
As our returns in alternative investments continues to increase, we believe our alternative investment portfolio remains well positioned to achieve its targeted longer-term returns.
Other Balance Sheet Changes
The following table summarizes the Company's other material balance sheet changes at December 31, 2023 and 2022:

December 31,	2023	2022	Change	Change
($ in thousands)			$	%
Deferred commission and other acquisition expenses	$17,566	$24,976	$(7,410)	(29.7)%
Funds withheld receivable	143,985	441,412	(297,427)	(67.4)%
Reserve for loss and LAE	867,433	1,131,408	(263,975)	(23.3)%
Unearned premiums	46,260	67,081	(20,821)	(31.0)%
Deferred gain on retroactive reinsurance	73,240	47,708	25,532	53.5%
Accrued expenses and other liabilities	28,244	60,518	(32,274)	(53.3)%
The Company's deferred commission and other acquisition expenses decreased by 29.7% and unearned premiums decreased by 31.0% primarily due to the termination of the remaining business under both quota share contracts with AmTrust which have been in run-off since January 1, 2019. Funds withheld receivable decreased by 67.4% primarily due to settlement of reinsurance losses payable under the AmTrust Quota Share using those assets.
Accrued expenses and other liabilities decreased by 53.3% primarily due to settlement of reinsurance losses payable due to AmTrust, and a decrease in the underwriting-related derivative liability on GLS policies to $4.0 million at December 31, 2023 compared to $14.6 million at December 31, 2022 as the acceleration of covered payments triggered coverage in excess of the contracts risk margin. The Company's reserve for loss and LAE decreased by 23.3% primarily due to continued settlement of loss reserves for AmTrust Reinsurance contracts.
The deferred gain on retroactive reinsurance increased by $25.5 million or 53.5% for the year ended December 31, 2023 driven by net adverse reserve development of $24.1 million reported for policies under the AmTrust Quota Share as these losses are largely covered by the LPT/ADC Agreement with Cavello. The change in the deferred gain for the year ended December 31, 2023 was reduced by $3.8 million of favorable loss development on certain Workers Compensation losses that were commuted to AmTrust in 2019 that inure to the benefit of Cavello as opposed to the Company under the terms of LPT/ADC Agreement.

Capital Resources
During the year ended December 31, 2023, book value per common share decreased by 11.4% to $2.48 and diluted book value per common share decreased by 11.8% to $2.46, compared to December 31, 2022. This was due to the net loss attributable to Maiden common shareholders of $38.6 million and an allowance for expected credit losses of $5.5 million recognized in the opening retained earnings on January 1, 2023; partly offset by a net increase in AOCI of $9.8 million for the year ended December 31, 2023.
Capital resources consist of funds deployed in support of our operations. The following table shows the movement in our capital resources at December 31, 2023 and 2022:

December 31,	2023	2022	Change	Change (%)
($ in thousands)
Common shares at par value	$1,497	$1,492	$5	0.3%
Additional paid-in capital	886,072	884,259	1,813	0.2%
Accumulated other comprehensive loss	(31,469)	(41,234)	9,765	(23.7)%
Accumulated deficit	(486,945)	(442,863)	(44,082)	10.0%
Treasury shares, at cost	(119,995)	(117,075)	(2,920)	2.5%
Total Maiden shareholders' equity	249,160	284,579	(35,419)	(12.4)%
Senior Notes - principal amount	262,361	262,500	(139)	(0.1)%
Total capital resources	$511,521	$547,079	$(35,558)	(6.5)%
Total capital resources decreased by $35.6 million, or 6.5% compared to December 31, 2022 due to the following items:
•net increase in additional paid-in capital of $1.8 million mainly due to share-based compensation of $1.7 million;
•net increase in AOCI of $9.8 million which arose due to: (1) net unrealized gains on investment of $7.9 million mainly from our AFS investment portfolio relating to market price movements in the year ended December 31, 2023; and (2) an increase in cumulative translation adjustments of $1.9 million during the year ended December 31, 2023 due to the impact of the U.S. dollar depreciation on the re-measurement of net assets denominated in British pound and euro;
•accumulated deficit increased by $44.1 million due to the reported net loss of $38.6 million for the year ended December 31, 2023, plus the opening allowance for expected credit losses on other investments, reinsurance recoverable, reinsurance balances receivable and funds withheld receivable of $5.5 million for the year ended December 31, 2023 which decreased opening retained earnings; and
•treasury shares increased by $2.9 million due to common shares repurchased under the Company's authorized common share repurchase plan as well as repurchases for tax withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares.
Please refer to "Notes to Consolidated Financial Statements - Note 6 — Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of the equity instruments issued by the Company at December 31, 2023 and 2022.
Book value and diluted book value per common share at December 31, 2023 and 2022 were computed as follows:

December 31,	2023	2022
	($ in thousands except share and per share data)
Ending common shareholders’ equity	$249,160	$284,579
Proceeds from assumed conversion of dilutive options	—	4
Numerator for diluted book value per common share calculation	$249,160	$284,583

Common shares outstanding	100,472,120	101,532,151
Shares issued from assumed conversion of dilutive options and restricted shares	975,027	499,963
Denominator for diluted book value per common share calculation	101,447,147	102,032,114

Book value per common share	$2.48	$2.80
Diluted book value per common share	2.46	2.79

Common Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the year ended December 31, 2023, Maiden Reinsurance repurchased 1,439,575 common shares from the open market at an average price per share of $1.83 under the Company's share repurchase plan. The Company's remaining authorization is $71.6 million for common share repurchases at December 31, 2023. No repurchases were made during the year ended December 31, 2022 under the common share repurchase plan. Please refer to "Notes to Consolidated Financial Statements - Note 6 — Shareholders' Equity" under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further information on the repurchase transactions.
Senior Notes
There were no changes in the Company’s Senior Notes at December 31, 2023 compared to December 31, 2022 other than repurchases as discussed further below. The Company did not enter into any short-term borrowing arrangements during the year ended December 31, 2023. Please refer to "Notes to Consolidated Financial Statements - Note 7 — Long-Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of the Senior Notes issued by the Company. The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
As described in "Notes to Consolidated Financial Statements - Note 7 — Long-Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, on May 3, 2023, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100.0 million of the Company's Senior Notes from time to time at market prices in open market purchases or as may be privately negotiated. During the year ended December 31, 2023, Maiden Reinsurance repurchased 5,567 notes of the 2013 Senior Notes at an average price per unit of $17.10 for a total cost of $95.2 thousand. Total interest and amortization expenses for the year ended December 31, 2023 were partly offset by a gain of $39.9 thousand realized on the repurchase of the 2013 Senior Notes. The Company has a remaining authorization of $99.9 million for such repurchases at December 31, 2023.
Maiden Holdings does not have any significant operations or assets other than our ownership of the shares of our subsidiaries. The dividends and other permitted distributions from Maiden NA (and its subsidiaries) will be our sole source of funds to meet ongoing cash requirements, including debt service payments. Factors that may affect payments to holders of the 2013 Senior Notes include restrictions on the payments of dividends by Maiden Reinsurance to Maiden NA which provides the sole source of income for interest payments on the 2013 Senior Notes. In 2022 and 2023, the Vermont DFR approved an annual dividend program from Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. Subsequent to that approval, Maiden Reinsurance paid total dividends of $43.8 million to Maiden NA as of December 31, 2023.
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
Intercompany balances with subsidiaries that are not issuers or guarantors and any related party transactions were separately disclosed and are not included in the total assets and total liabilities presented for Maiden NA and Maiden Holdings. The net loss for Maiden NA and Maiden Holdings was due to interest and amortization expenses on the Senior Notes as well as general and administrative expenses. The net loss in Maiden NA also reflects income tax expense incurred for the respective periods.
Summarized financial information of Maiden NA and Maiden Holdings as of December 31, 2023 and for the year ended December 31, 2023 was as follows:

	Maiden NA	Maiden Holdings
	($ in thousands)
Total assets	$10,693	$5,209
Total liabilities	149,679	107,722
Amounts due from subsidiaries (not included in total assets above)	5	1,362
Amounts due to subsidiaries (not included in total liabilities above)	12,670	3,055
Related party loan payable (not included in total liabilities above)	—	290,064
Total revenue	2,571	1,119
Net loss	(8,602)	(32,605)

The ratio of Debt to Total Capital Resources at December 31, 2023 and 2022 was computed as follows:

December 31,	2023	2022
	($ in thousands)
Senior notes - principal amount	$262,361	$262,500
Maiden shareholders’ equity	249,160	284,579
Total capital resources	$511,521	$547,079
Ratio of debt to total capital resources	51.3%	48.0%
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
As discussed above, at December 31, 2023, guarantees of $62.5 million have been provided to lenders by the Company on behalf of the real estate joint venture, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

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
Non-GAAP operating (loss) earnings and Non-GAAP diluted operating (loss) earnings per common share (attributable) available to common shareholders
Non-GAAP operating (loss) earnings and Non-GAAP diluted operating (loss) earnings per common share (attributable) available to common shareholders can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Year Ended December 31,	2023	2022
	($ in thousands except per share data)
Net (loss) income (attributable) available to Maiden common shareholders	$(38,569)	$55,432
Add (subtract):
Net realized and unrealized investment (gains) losses	(7,848)	5,140
Foreign exchange and other losses (gains)	5,741	(8,255)
Interest in (income) loss of equity method investments	(7,846)	205
Change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	25,508	(452)
Non-GAAP operating (loss) earnings	$(23,014)	$52,070

Diluted (loss) earnings per share (attributable) available to common shareholders	$(0.38)	$0.63
Add (subtract):
Net realized and unrealized investment (gains) losses	(0.08)	0.06
Foreign exchange and other losses (gains)	0.06	(0.09)
Interest in (income) loss of equity method investments	(0.08)	0.01
Change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	0.25	(0.01)
Non-GAAP diluted operating (loss) earnings per common share (attributable) available to common shareholders	$(0.23)	$0.60
Non-GAAP operating loss was $23.0 million for the year ended December 31, 2023, compared to non-GAAP operating earnings of $52.1 million in 2022. Excluding gains of $115.5 million from the repurchase and exchange of our preference shares at market values during the year ended December 31, 2022, the non-GAAP operating loss was $63.4 million in 2022. The non-GAAP operating loss in both respective years were primarily driven by non-GAAP underwriting results in the AmTrust Reinsurance segment as discussed further below.
Non-GAAP Underwriting Results
The following summarizes our non-GAAP underwriting results for the years ended December 31, 2023 and 2022:

For the Year Ended December 31,	2023	2022
	($ in thousands)
Gross premiums written	$23,466	$5,479
Net premiums written	$23,168	$5,082
Net premiums earned	$43,969	$37,732
Other insurance revenue (expense), net	39	(4,530)
Non-GAAP net loss and LAE(1)	(35,720)	(58,443)
Commission and other acquisition expenses	(19,462)	(18,511)
General and administrative expenses	(12,800)	(11,634)
Non-GAAP underwriting loss(1)	$(23,974)	$(55,386)

(1) Non-GAAP underwriting loss and non-GAAP net loss and LAE for the years ended December 31, 2023 and 2022 are adjusted for prior year reserve development subject to the LPT/ADC Agreement. Please see the "Key Financial Measures" section for the definitions of non-GAAP underwriting loss and non-GAAP net loss and LAE.
The non-GAAP underwriting results above are summarized by segment for the years ended December 31, 2023 and 2022 in the table below:

For the Year Ended December 31,	2023	2022
	($ in thousands)
Diversified Reinsurance underwriting loss	$(9,141)	$(12,051)
AmTrust Reinsurance underwriting loss	(40,341)	(42,883)
Plus: adverse (favorable) prior year loss development covered under the LPT/ADC Agreement	25,508	(452)
Non-GAAP AmTrust Reinsurance underwriting loss	(14,833)	(43,335)
Non-GAAP underwriting loss	$(23,974)	$(55,386)
The non-GAAP underwriting results have been adjusted for prior year reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement to show the ultimate economic benefit to the Company. As shown in the table above, adjusted for the increase in the deferred gain under the LPT/ADC Agreement of $25.5 million during the year ended December 31, 2023, the non-GAAP underwriting loss was $24.0 million. This compared to a non-GAAP underwriting loss of $55.4 million for 2022 when adjusted for the decrease in the deferred gain under the LPT/ADC Agreement of $0.5 million during the year ended December 31, 2022.
The non-GAAP underwriting loss of $24.0 million for the year ended December 31, 2023 was primarily driven by:
•underwriting results in the AmTrust Reinsurance segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018;
•adverse loss development of $10.3 million in the European Hospital Liability Quota Share, which is not covered by the LPT/ADC Agreement;
•favorable loss development on commuted Workers Compensation losses which are contractually covered by the LPT/ADC Agreement reduced the deferred gain liability on retroactive reinsurance by $3.8 million for the year ended December 31, 2023; and
•underwriting loss of $9.1 million in the Diversified Reinsurance segment, which included an underwriting loss of $4.6 million from GLS operations during the year ended December 31, 2023.
Please refer to the respective segment results for AmTrust Reinsurance and Diversified Reinsurance as discussed under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for further details of these underwriting results.
Non-GAAP Net Loss and LAE
Adjusted for prior year reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement, the non-GAAP net loss and LAE decreased by $25.5 million for the year ended December 31, 2023. The favorable loss development on commuted Workers Compensation losses which are contractually covered by the LPT/ADC Agreement reduced the deferred gain liability on retroactive reinsurance by $3.8 million for the year ended December 31, 2023.
Adjusted for prior year reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement, the non-GAAP net loss and LAE increased by $0.5 million for the year ended December 31, 2022. The deferred gain on retroactive reinsurance was reduced by $16.0 million of favorable loss development on certain Workers Compensation losses that were commuted to AmTrust in 2019 that inure to the benefit of Cavello as opposed to the Company under the terms of the LPT/ADC Agreement.
These adjustments are reflected in the calculation of non-GAAP Loss and LAE in the table below:

For the Year Ended December 31,	2023	2022
	($ in thousands)
Net loss and LAE	$61,228	$57,991
Less: adverse (favorable) prior year loss development covered under the LPT/ADC Agreement	25,508	(452)
Non-GAAP net loss and LAE	$35,720	$58,443
Adjusted Shareholders' Equity, Adjusted Total Capital Resources, Adjusted Book Value per Common Share and Ratio of Debt to Total Adjusted Capital Resources
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at December 31, 2023 and 2022 reflect the addition of the unamortized deferred gain under the LPT/ADC Agreement to the

GAAP shareholders' equity as depicted in the computations below. The unamortized deferred gain under the LPT/ADC Agreement was $70.9 million at December 31, 2023 compared to $45.4 million at December 31, 2022; this increase attributable to $25.5 million in net loss and LAE recognized as adverse reserve development in the Company's GAAP income statement for AmTrust Quota Shares policies covered by the LPT/ADC Agreement. Net adverse development of $24.1 million was reported for policies under the AmTrust Quota Share for the year ended December 31, 2023. These losses are recoverable under the LPT/ADC Agreement and are expected to be recognized as future GAAP income over time as recoveries are received subject to the provisions of both the LPT/ADC Agreement and the applicable GAAP accounting rules. We believe the inclusion of this unamortized deferred gain under these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve the Company's shareholders' equity over the settlement period under the terms of the agreement.
Reconciliation of shareholders' equity to Adjusted shareholders' equity and Adjusted Total Capital Resources
The following table computes adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain under the LPT/ADC Agreement at December 31, 2023 and 2022:

December 31,	2023	2022	Change	Change
($ in thousands)			$	%
Total shareholders' equity	$249,160	$284,579	$(35,419)	(12.4)%
Unamortized deferred gain on LPT/ADC Agreement	70,916	45,408	25,508	56.2%
Adjusted shareholders' equity	320,076	329,987	(9,911)	(3.0)%
Senior Notes - principal amount	262,361	262,500	(139)	(0.1)%
Adjusted total capital resources	$582,437	$592,487	$(10,050)	(1.7)%
Non-GAAP Operating ROACE
Non-GAAP Operating ROACE for the years ended December 31, 2023 and 2022 was as follows:

For the Year Ended December 31, and at December 31,	2023	2022
	($ in thousands)
Non-GAAP operating (loss) earnings	$(23,014)	$52,070
Opening adjusted common shareholders’ equity	329,987	274,990
Ending adjusted common shareholders’ equity	320,076	329,987
Average adjusted common shareholders’ equity	325,032	302,489
Non-GAAP Operating ROACE	(7.1)%	17.2%
Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The adjusted book value per common share as reconciled for the recognition of the unamortized deferred gain under the LPT/ADC Agreement at December 31, 2023 and 2022 was computed as follows:

December 31,	2023	2022
Book value per common share	$2.48	$2.80
Unamortized deferred gain on LPT/ADC Agreement	0.71	0.45
Adjusted book value per common share	$3.19	$3.25
Ratio of Debt to Adjusted Total Capital Resources

 Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at December 31, 2023 and 2022 was computed as follows:

December 31,	2023	2022
	($ in thousands)
Senior notes - principal amount	$262,361	$262,500
Adjusted shareholders’ equity	320,076	329,987
Adjusted total capital resources	$582,437	$592,487
Ratio of debt to adjusted total capital resources	45.0%	44.3%

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely effected. At December 31, 2023, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange losses were $5.7 million during the year ended December 31, 2023 compared to net foreign exchange gains of $8.9 million during the year ended December 31, 2022. The decrease in foreign exchange results for the year ended December 31, 2023 compared to 2022 was due to the depreciation of the U.S. dollar relative to the euro and the British pound.
At December 31, 2023, net foreign exchange losses were primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at December 31, 2023 included reserves for net loss and LAE of $287.0 million. Our foreign currency asset exposures at December 31, 2023 include $166.4 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $27.4 million of equity method real estate investments denominated in Canadian dollars, and $15.5 million of funds withheld receivable.

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
Governmental policy responses to inflation have significantly increased interest rates which, in the short term, have contributed to unrealized losses on our fixed income investments, particularly on our fixed maturity securities. While general economic inflation has eased in recent quarters, there remains uncertainty around the rate and direction of inflation and interest rates and we continue to monitor our liquidity, capital and potential earnings impact of these changes but remain focused on our asset allocation decisions as described in our "Business Strategy" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview".
Inflation may also result in increased wage pressures for our operating expenses, as we remain focused on being a competitive employer in our market. Currently, while salaries and incentive compensation costs comprise less than one-half of our total general and administrative expenses, continuing inflation and tight labor conditions could have a material impact on our net operating results.

Recent Accounting Pronouncements
Refer to "Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies" included under Item 8 "Financial Statement and Supplementary Data", of this Annual Report on Form 10-K for a discussion on recently issued accounting pronouncements adopted and not yet adopted.

Item 8. Financial Statements and Supplementary Data.
See our Consolidated Financial Statements and Notes thereto commencing on pages F-1 through F-60 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Report, our management has performed an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2023. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, at December 31, 2023, our Company’s disclosure controls and procedures were effective.
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
In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management, including our Principal Executive Officer and Principal Financial Officer, have concluded that our internal control over financial reporting is effective as of December 31, 2023 based on those criteria.
The Company's independent auditors have issued an audit opinion on the Company's internal control over financial reporting as of December 31, 2023. This report appears below in the Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f), during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Maiden Holdings, Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited Maiden Holdings, Ltd.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Maiden Holdings, Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and our report dated March 12, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 12, 2024

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement for our Annual Meeting of Shareholders to be held on May 6, 2024 (the "Proxy Statement") captioned "Election of Directors", "Executive Officers", "Audit Committee", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Nominating and Corporate Governance Committee".
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

Item 11. Executive Compensation.
The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned "Compensation Discussion and Analysis", "Director Compensation for 2023", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report".

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

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda on March 12, 2024.

MAIDEN HOLDINGS, LTD.
By:
/s/ Patrick J. Haveron
	Name:	Patrick J. Haveron
	Title:	Chief Executive Officer and Chief Financial Officer

/s/ Mark O. Heintzman
	Name:	Mark O. Heintzman
	Title:	Senior Vice President - Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick J. Haveron	Chief Executive Officer and Chief Financial Officer	March 12, 2024
Patrick J. Haveron	(Principal Executive Officer)
/s/ Mark O. Heintzman	Senior Vice President - Finance	March 12, 2024
Mark O. Heintzman	(Principal Financial Officer)
/s/ Barry D. Zyskind	Chairman	March 12, 2024
Barry D. Zyskind
/s/ Lawrence F. Metz	Executive Vice Chairman and President	March 12, 2024
Lawrence F. Metz
/s/ Steven H. Nigro	Lead Independent Director	March 12, 2024
Steven H. Nigro
/s/ Holly L. Blanchard	Director	March 12, 2024
Holly L. Blanchard
/s/ Simcha G. Lyons	Director	March 12, 2024
Simcha G. Lyons
/s/ Raymond M. Neff	Director	March 12, 2024
Raymond M. Neff
/s/ Yehuda L. Neuberger	Director	March 12, 2024
Yehuda L. Neuberger
/s/ Keith A. Thomas	Director	March 12, 2024
Keith A. Thomas

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Memorandum of Association (as amended)	†
3.2	Bye-Laws	(1)
4.1	Form of Common Share Certificate	(2)
4.2	Form of Indenture for Debt Securities by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(3)
4.3	Third Supplemental Indenture, dated November 25, 2013, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(4)
4.4	Form of 7.75% Notes due 2043 (included in Exhibit 4.3)	(4)
4.5	Form of Indenture for Debt Securities by and between Maiden Holdings, Ltd., and Wilmington Trust National Association, as trustee	(5)
4.6	First Supplemental Indenture, dated as of June 14, 2016, by and between Maiden Holdings, Ltd., as guarantor, and Wilmington Trust National Association, as trustee	(5)
4.7	Form of 6.625% Notes due 2046 (included in Exhibit 4.6)	(5)
4.8	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	(6)
10.1*	2019 Omnibus Incentive Plan as of December 10, 2019	(7)
10.2*	Form of Share Option Agreement under 2019 Omnibus Incentive Plan	(6)
10.3*	Form of Restricted Share Agreement under 2019 Omnibus Incentive Plan	(6)
10.4*	Form of Employment Agreement by and between Maiden and Patrick J. Haveron and Lawrence F. Metz, dated as of November 1, 2011	(8)
10.5	Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of July 3, 2007	(2)
10.6	Amendment No. 1 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of September 17, 2007	(2)
10.7	Amendment No. 2 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of January 30, 2019	(9)
10.8	Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. and dated as of June 1, 2008	(10)
10.9	Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of November 16, 2007	(11)
10.10	Amendment No. 1 to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of February 15, 2008	(11)
10.11	Amendment No. 2 to the Loan Agreement by and between Maiden Reinsurance Ltd. and AmTrust Financial Services, Inc., dated as of December 18, 2017	(12)
10.12	2019 Amendment to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd., dated as of January 30, 2019.	(9)
10.13	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Reinsurance Ltd. dated as of January 1, 2018	(12)
10.14	Novation Agreement between AII Insurance Management Limited, AmTrust Financial Services, Inc and Maiden Reinsurance Ltd. dated as of September 9, 2020	(12)
10.15	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Life Forsakrings, AB dated as of January 1, 2018	(12)
10.16	Novation Agreement between AII Insurance Management Limited, AmTrust Financial Services, Inc. and Maiden Life Forsakrings, AB dated as of September 9, 2020	(12)

10.17	Asset Management Agreement by and between AII Insurance Management Limited and Maiden General Forsakrings, AB dated as of January 1, 2018	(12)
10.18	Novation Agreement between AII Insurance Management Limited, AmTrust Financial Services, Inc. and Maiden General Forsakrings, AB dated as of September 9, 2020	(12)
10.19	Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of July 26, 2011	(13)
10.20	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of March 7, 2013	(14)
10.21	Endorsement No. 3 to the Amended and Restated Quota Share Agreement between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. dated as of September 30, 2015	(15)
10.22	Endorsement No 4. to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated as of August 8, 2018	(16)
10.23	Endorsement No. 5 to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated as of November 6, 2018.	(17)
10.24	Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of April 1, 2011	(13)
10.25	Endorsement No. 1 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 26, 2011	(13)
10.26	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of August 7, 2012	(18)
10.27	Endorsement No. 3 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated as of March 1, 2015	(19)
10.28	Endorsement No. 4 to the Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 1, 2016	(20)
10.29	Form of Indemnification Agreement between Maiden Holdings, Ltd. and its officers and directors	(21)
10.30	Partial Termination Endorsement to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated January 1, 2019	(22)
10.31	Termination Endorsement to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated January 30, 2019	(9)
10.32	Termination Endorsement to the Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC dated January 30, 2019	(9)
10.33	Master Agreement by and among Maiden Holdings, Ltd., Maiden Reinsurance Ltd. and Enstar Group Limited dated as of March 1, 2019	(23)
10.34	Adverse Development Cover Agreement by and between Maiden Reinsurance Ltd. and Cavello Bay Reinsurance Limited, dated July 31, 2019	(24)
10.35	Commutation Agreement and Release between Maiden Reinsurance Ltd. and AmTrust International Insurance, dated July 31, 2019	(24)
10.36	Master Collateral Agreement between Maiden Reinsurance Ltd., Cavello Bay Reinsurance Limited, AmTrust Financial Services, Inc., AmTrust International Insurance, Ltd. and Technology Insurance Company, Inc., dated July 31, 2019	(24)

10.37	Post-Termination Endorsement No. 1 between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. to the Amended and Restated Quota Share Reinsurance Agreement, dated July 31, 2019	(24)
10.38	Post-Termination Endorsement No. 1 between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC to the Quota Share Reinsurance Contract, dated January 13, 2020	(7)
10.39	Post-Termination Endorsement No. 2 between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd to the Amended and Restated Quota Share Reinsurance Agreement, dated January 13, 2020	(7)
10.40	Post-Termination Endorsement No. 2 between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC to the Quota Share Reinsurance Contract, dated May 12, 2020	(12)
10.41	Commutation Agreement and Release by and between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd., dated May 20, 2020	(12)
14.1	Code of Business Conduct and Ethics	(12)
21.1	Subsidiaries of the registrant	†
22.1	List of subsidiary issuers of parent guaranteed securities	†
23.1	Consent of Ernst & Young LLP	†
31.1	Section 302 Certification of Principal Executive Officer	†
31.2	Section 302 Certification of Principal Financial Officer	†
32.1	Section 906 Certification of Principal Executive Officer	†
32.2	Section 906 Certification of Principal Financial Officer	†
97.1	Clawback Policy	†*
101.1
The following financial information from Maiden Holdings, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (eXtensive Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2023 and 2022; (ii) the Consolidated Statements of Income for the years ended December 31, 2023 and 2022; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2023 and 2022; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements.
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
4.Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on November 25, 2013 (File No. 001-34042).
5.Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2016 (File No. 001-34042).
6.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 18, 2020 (File No. 001-34042).
7.Incorporated by reference to the filing of such exhibit with the registrant's Proxy Statement on Schedule 14A filed with the SEC on November 8, 2019.
8.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 13, 2012 (File No. 001-34042).
9.Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2019 (File No. 001-34042).
10.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 31, 2009 (File No. 001-34042).
11.Incorporated by reference to the filing of such exhibit with Amendment No. 2 to the registrant's Registration Statement on S-1 filed with the SEC on March 28, 2008 (File No. 333-146137).

12.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 15, 2021 (File No. 001-34042).
13.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the SEC on August 8, 2011 (No. 001-34042).
14.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 11, 2013 (File No. 001-34042).
15.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed with the SEC on August 9, 2016 (No. 001-34042).
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
21.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 14, 2022 (File No. 001-34042).
22.Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2019 (File No. 001-34042).
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
† Filed herewith. * Management contract or compensatory plan or arrangement

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Maiden Holdings, Ltd.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Maiden Holdings, Ltd. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

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
At December 31, 2023, the Company’s reserve for loss and loss adjustment expenses was $867 million of which a significant portion is incurred but not reported reserves. As explained in Notes 2 and 9 of the consolidated financial statements, the reserve for loss and loss adjustment expenses represents management’s estimate of the ultimate costs of all reported and unreported losses incurred. There is significant uncertainty inherent in determining management’s estimate of the ultimate cost of all claims that have occurred which is used to determine the incurred but not reported reserves. In particular, the estimate is sensitive to the selection and weighting of actuarial methodologies used to project the ultimate costs and the selection of assumptions such as payment and reporting patterns used to determine loss development factors and expected loss ratios.

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

New York, NY
March 12, 2024

MAIDEN HOLDINGS, LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2023 and 2022
(In thousands of U.S. dollars, except share and per share data)

	2023	2022
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost: 2023 - $258,536; 2022 - $330,439)	$250,601	$314,527
Equity securities, at fair value (Cost: 2023 - $43,439; 2022 - $40,509)	45,299	43,621
Equity method investments	80,929	80,159
Other investments (Allowance for expected credit losses: 2023 - $1,023)	182,811	148,753
Total investments	559,640	587,060
Cash and cash equivalents	35,412	30,986
Restricted cash and cash equivalents	7,266	15,638
Accrued investment income	4,532	4,122
Reinsurance balances receivable, net (includes $9,201 and $8,395 from related parties in 2023 and 2022, respectively. Allowance for expected credit losses: 2023 - $187)	12,450	10,707
Reinsurance recoverable on unpaid losses (Allowance for expected credit losses: 2023 - $3,240)	564,331	556,116
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $16,605 and $23,632 from related parties in 2023 and 2022, respectively)	17,566	24,976
Funds withheld receivable (includes $128,451 and $416,835 from related parties in 2023 and 2022, respectively. Allowance for expected credit losses: 2023 - $19)	143,985	441,412
Other assets	5,777	7,874
Total assets	$1,518,934	$1,846,866
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $752,991 and $988,684 from related parties in 2023 and 2022, respectively)	$867,433	$1,131,408
Unearned premiums (includes $44,577 and $63,443 from related parties in 2023 and 2022, respectively)	46,260	67,081
Deferred gain on retroactive reinsurance	73,240	47,708
Accrued expenses and other liabilities (includes $10,781 and $33,278 from related parties in 2023 and 2022, respectively)	28,244	60,518
Senior notes - principal amount	262,361	262,500
Less: unamortized issuance costs	7,764	6,928
Senior notes, net	254,597	255,572
Total liabilities	1,269,774	1,562,287
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value; shares issued 2023 - 149,732,355; 2022 - 149,224,080; shares outstanding 2023 - 100,472,120; 2022 - 101,532,151)	1,497	1,492
Additional paid-in capital	886,072	884,259
Accumulated other comprehensive loss	(31,469)	(41,234)
Accumulated deficit	(486,945)	(442,863)
Treasury shares, at cost (2023 - 49,260,235 shares; 2022 - 47,691,929 shares )	(119,995)	(117,075)
Total Maiden shareholders’ equity	249,160	284,579
Total liabilities and equity	$1,518,934	$1,846,866
See accompanying notes to Consolidated Financial Statements

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

For the Year Ended December 31,	2023	2022
Revenues
Gross premiums written	$23,466	$5,479
Net premiums written	$23,168	$5,082
Change in unearned premiums	20,801	32,650
Net premiums earned	43,969	37,732
Other insurance revenue (expense), net	39	(4,530)
Net investment income	37,378	30,070
Net realized and unrealized investment gains (losses)	7,848	(5,140)
Total revenues	89,234	58,132
Expenses
Net loss and loss adjustment expenses	61,228	57,991
Commission and other acquisition expenses	19,462	18,511
General and administrative expenses	30,796	30,947
Interest and amortization expenses	18,226	19,331
Foreign exchange and other losses (gains)	5,741	(8,255)
Total expenses	135,453	118,525
Loss before income taxes and interest in income (loss) of equity method investments	(46,219)	(60,393)
Income tax expense (benefit)	196	(557)
Interest in income (loss) of equity method investments	7,846	(205)
Net loss	(38,569)	(60,041)
Gain from repurchase and exchange of preference shares	—	115,473
Net (loss) income (attributable) available to Maiden common shareholders	$(38,569)	$55,432

Basic and diluted (loss) earnings per share (attributable) available to common shareholders	$(0.38)	$0.63
Weighted average number of common shares - basic	101,382,606	87,112,711
Adjusted weighted average number of common shares and assumed conversions - diluted	101,382,606	87,113,974
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

For the Year Ended December 31,	2023	2022
Net loss	$(38,569)	$(60,041)
Other comprehensive gain (loss)
Net unrealized holdings gains (losses) on fixed maturity investments arising during the year	7,977	(10,906)
Net unrealized holdings gains on equity method investments arising during the year	—	4,414
Adjustment for reclassification of net realized gains recognized in net loss	—	(6,807)
Foreign currency translation adjustment	1,881	(16,044)
Other comprehensive gain (loss), before tax	9,858	(29,343)
Income tax (expense) benefit related to components of other comprehensive gain (loss)	(93)	324
Other comprehensive gain (loss), after tax	9,765	(29,019)
Comprehensive loss	$(28,804)	$(89,060)
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars)

For the Year Ended December 31,	2023	2022
Preference shares – Series A, C and D
Beginning balance	$—	$159,210
Repurchase and exchange of Preference Shares – Series A	—	(48,392)
Repurchase and exchange of Preference Shares – Series C	—	(59,245)
Repurchase and exchange of Preference Shares – Series D	—	(51,573)
Ending balance	—	—
Common shares
Beginning balance	1,492	923
Shares issued on exchange of Preference Shares – Series A, C and D	—	558
Issuance of common shares from vesting of stock based compensation	5	11
Ending balance	1,497	1,492
Additional paid-in capital
Beginning balance	884,259	768,650
Issuance of common shares from vesting of share-based compensation	(5)	(11)
Share-based compensation expense	1,725	2,740
Repurchase and exchange of preference shares	93	5,319
Cash settlement of restricted shares granted	—	10
Issuance of common shares due to exchange of preference shares	—	107,551
Ending balance	886,072	884,259
Accumulated other comprehensive loss
Beginning balance	(41,234)	(12,215)
Change in net unrealized gains (losses) on investment	7,884	(12,975)
Foreign currency translation adjustment	1,881	(16,044)
Ending balance	(31,469)	(41,234)
Accumulated deficit
Beginning balance	(442,863)	(498,295)
Opening allowance for expected credit losses	(5,513)	—
Net loss	(38,569)	(60,041)
Gain on repurchase and exchange of preference shares	—	115,473
Ending balance	(486,945)	(442,863)
Treasury shares
Beginning balance	(117,075)	(34,016)
Shares held by Maiden Reinsurance Ltd.	—	(82,050)
Shares repurchased	(2,920)	(1,009)
Ending balance	(119,995)	(117,075)
Total equity	$249,160	$284,579
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

For the Year Ended December 31,	2023	2022
Cash flows from operating activities:
Net loss	$(38,569)	$(60,041)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation, amortization and share-based compensation	(1,020)	(112)
Interest in (income) loss of equity method investments	(7,846)	205
Net realized and unrealized investment (gains) losses	(7,848)	5,140
Change in allowance for expected credit losses	(1,049)	—
Foreign exchange and other losses (gains)	5,741	(8,255)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(1,494)	8,530
Reinsurance recoverable on unpaid losses	14,088	10,822
Accrued investment income	(387)	1,245
Deferred commission and other acquisition expenses	7,404	11,601
Funds withheld receivable	27,444	3,926
Other assets	1,866	(1,915)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(4,189)	(154,974)
Unearned premiums	(20,785)	(32,655)
Deferred gain on retroactive reinsurance	—	2,335
Accrued expenses and other liabilities	(33,134)	18,220
Net cash used in operating activities	(59,778)	(195,928)
Cash flows from investing activities:
Purchases of fixed maturities	(183,575)	(79,027)
Purchases of other investments	(45,324)	(39,928)
Purchases of equity method investments	(12,616)	(55,629)
Purchases of equity securities	(6,324)	(17,281)
Proceeds from sales of fixed maturities	98,993	213,944
Proceeds from maturities, paydowns and calls of fixed maturities	161,551	98,462
Proceeds from sale and redemption of other investments	17,570	4,403
Proceeds from sale and redemption of equity method investments	20,200	61,209
Proceeds from sale and redemption of equity securities	8,138	—
Net proceeds from acquisition of a subsidiary	—	2,725
Others, net	(101)	(88)
Net cash provided by investing activities	58,512	188,790
Cash flows from financing activities:
Repurchase of preference shares	—	(9,984)
Repurchase of senior notes	(95)	—
Cash settlement of restricted shares granted and options exercised	—	10
Repurchase of common shares	(2,920)	(1,009)
Net cash used in financing activities	(3,015)	(10,983)
Effect of exchange rate changes on foreign currency cash	335	(1,342)
Net decrease in cash, cash equivalents and restricted cash	(3,946)	(19,463)
Cash, cash equivalents and restricted cash - beginning of year	46,624	66,087
Cash, cash equivalents and restricted cash - end of year	$42,678	$46,624

Reconciliation of cash and restricted cash reported within Consolidated Balance Sheets:
Cash and cash equivalents, end of year	$35,412	$30,986
Restricted cash and cash equivalents, end of year	7,266	15,638
Total cash and cash equivalents and restricted cash and equivalents, end of year	$42,678	$46,624

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$19,106	$19,106
Cash paid for income taxes	147	1,149
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
In November 2020, the Company formed our indirect wholly owned subsidiary Genesis Legacy Solutions ("GLS") which specialized in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations, working with clients to develop and implement finality solutions including acquiring entire companies. The Company believed the formation of GLS was highly complementary to its overall longer-term strategy. However, a combination of factors, including market conditions in the sector GLS focuses on, resulted in an inability for GLS to gain sufficient scale to achieve its objectives or earn a profit, and GLS results did not reach the objectives the Company expected it to over time. Having completed the capital commitment made to GLS in 2020, the Company has determined to not commit any additional capital to new opportunities and to run-off the existing accounts underwritten by GLS. The Company does not presently underwrite prospective reinsurance risks.
Short-term income protection business is written on a primary basis by our wholly owned subsidiaries Maiden Life Försäkrings AB ("Maiden LF") and Maiden General Försäkrings AB ("Maiden GF") in the Scandinavian and Northern European markets. Our wholly owned subsidiary, Maiden Global Holdings Ltd. (“Maiden Global”) is a licensed intermediary in the United Kingdom. Maiden Global had previously operated internationally by providing branded auto and credit life insurance products through insurer partners, particularly those in Europe and other global markets ("IIS business"). These products also produced reinsurance programs which were underwritten by our wholly owned subsidiary Maiden Reinsurance Ltd. (“Maiden Reinsurance”). In 2023 and through the date of this report, the Company has been evaluating the strategic value of Maiden LF and Maiden GF in relation to their ongoing growth and profitability prospects, regulatory capital requirements and ability to create shareholder value in excess of our target return on capital levels.
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
Exchange of Preference Shares
On December 27, 2022 ("Exchange Date"), the Company exchanged all of its outstanding 8.250% Non-Cumulative Preference Shares, Series A (the “Series A Preference Shares”), 7.125% Non-Cumulative Preference Shares, Series C (the “Series C Preference Shares”) and 6.700% Non-Cumulative Preference Shares, Series D (the “Series D Preference Shares” and, together with the Series A Preference Shares and the Series C Preference Shares, the “Preference Shares”) for its common shares, $0.01 par value per share ("Exchange"). The Company offered three common shares as consideration for each share of the Series A, C and D Preference Shares tendered. A total of 1,500,050 shares of Series A Preference Shares, 1,744,028 shares of Series C Preference Shares, and 1,542,806 shares of Series D Preference Shares were accepted, resulting in 14,360,652 common shares issued to non-affiliates at a fair value of $28,434. The Exchange was accounted for as an extinguishment resulting in derecognition of the $119,672 carrying amount of Series A, C and D Preference Shares tendered, elimination of $3,998 of original issuance costs, and recognition of $25,915 as the excess of the fair value of the common shares issued over par value, net of $2,375 issuance costs, as additional paid in capital. The Company recognized a gain of $87,240 as the excess of the carrying amount of the Preference Shares extinguished over the fair value of the common shares issued as an increase to retained earnings.
The number of the Company's Series A, C and D Preference Shares held by Maiden Reinsurance pursuant to the tender offer in 2020 to repurchase Preference Shares and the Board authorizations to repurchase Preference Shares approved on March 3, 2021 and May 6, 2021 ("2021 Preference Share Repurchase Program") was 13,813,116 at the Exchange Date. Therefore, 41,439,348 common shares were issued to Maiden Reinsurance in exchange for the Preference Shares held which are reflected as treasury shares on the Consolidated Balance Sheet and are not treated as outstanding shares on December 31, 2023 and 2022.
As a result of the Exchange, the Preference Shares were delisted and no longer trade on the New York Stock Exchange, and there are no remaining issued and outstanding Preference Shares as at December 31, 2023 and 2022. All rights of the former holders related to ownership of the Preference Shares terminated upon completion of the Exchange.
As of December 31, 2023, Maiden Reinsurance owns 29.9% of the Company's total outstanding common shares which is eliminated for accounting and financial reporting purposes on the Company's consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its common shares, is capped at 9.5% pursuant to the bye-laws of the Company. The ownership of the common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy and approved by the Vermont Department of Financial Regulation ("Vermont DFR"). The Vermont DFR additionally specifically approved the ownership of the Company's common shares by Maiden Reinsurance related to the Exchange.

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
Estimates — The preparation of U.S. GAAP Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. The significant estimates include, but are not limited to, reserve for loss and loss adjustment expenses ("loss and LAE"), deferred gain on retroactive reinsurance; unearned premium for AmTrust, recoverability of reinsurance balances receivable, reinsurance recoverable on unpaid losses, funds withheld and deferred commission and other acquisition expenses; valuation of financial instruments and deferred tax assets; and the determination of an allowance for estimated credit losses on certain types of financial instruments which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
Short-term investments - These investments are comprised of securities due to mature within one year of the date of purchase. The Company held no short-term investments as at December 31, 2023 and 2022.
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
To estimate the allowance for expected credit losses for most of the AFS securities, the Company analyzes projected cash flows which are primarily driven by assumptions regarding loss severity, probability of default and projected recovery rates. The Company's determination of default and loss severity rates are based on credit rating, credit analysis and macroeconomic forecasts. Unrealized losses on securities issued or backed, either explicitly or implicitly by the U.S. government are not analyzed for credit losses. The Company has concluded that any possibility of a credit loss on these securities is highly unlikely due to the explicit U.S. government guarantee related to certain securities (e.g., Government National Mortgage Association issuances) and the implicit guarantee related to other securities that has been validated by past actions (e.g., U.S. government bailout of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation during the 2008 credit crisis). Although these securities are not analyzed for credit losses, they are evaluated for impairment based on the Company's intention to sell and likely to sell requirement.
As the Company's fixed maturity investment portfolio is one of the largest component of its consolidated assets, any impairment of fixed maturity securities could be material to the Company's financial condition and results particularly during periods of dislocation in the financial markets.
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
Assumed and ceded reinsurance contracts that lack a significant transfer of risk are treated as deposits. No deposit contracts are held as at December 31, 2023 and 2022.
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
Leases — The Company's leases are all currently classified as operating leases and none of them have non-lease components. For operating leases that have a lease term of more than twelve months, the Company recognized a lease liability (presented as part of accrued expenses and other liabilities) and a right-of-use asset (presented as part of other assets) in the Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company used a weighted-average discount rate of 10%, representing its estimated secured incremental borrowing rate, in calculating the present value of the lease liability. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company recognizes the related leasing expense on a straight-line basis over the effective lease term in the Company's Consolidated Statements of Income.
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
Income Taxes — The Company accounts for income taxes using ASC Topic 740 "Income Taxes" for subsidiaries operating in taxable jurisdictions. Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made. U.S. GAAP allows for the recognition of tax benefits of uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties would be included as income tax expense. The Company has not recorded or accrued any interest or penalties during the years ended December 31, 2023 and 2022.

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
Net income available to Maiden common shareholders per common share (basic and diluted) was also adjusted for the gain on the repurchase and exchange of preference shares of $1.33 per common share for the year ended December 31, 2022.
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
Treasury shares also include common shares owned by Maiden Reinsurance and are eliminated for accounting and financial reporting purposes in the Company’s consolidated financial statements. The common shares held by Maiden Reinsurance are presented as treasury shares on the Consolidated Balance Sheet at December 31, 2023. Since treasury shares are not considered outstanding for share count purposes, the common shares held by Maiden Reinsurance are excluded from the average number of common shares outstanding for basic and diluted earnings per share.
Common share issuance costs incurred directly as a result of the Exchange on December 27, 2022 have been deferred and offset against additional paid-in capital of the new common shares issued to non-affiliates.
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
Assets and liabilities of foreign subsidiaries and divisions, whose functional currency is not the U.S. dollar, are translated at year-end exchange rates. Revenues and expenses of these entities are translated at average exchange rates during the year. The effects of the foreign currency translation adjustment for foreign entities are included in AOCI. The amount of the cumulative translation adjustment at December 31, 2023 was $(23,685) (2022 - $(25,566)).
Recently Adopted Accounting Standards Updates
The following accounting standards have been recently adopted for the year ended December 31, 2023.
Accounting for Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13 "Financial Instruments: Credit Losses (Topic 326)" replacing the "incurred loss" impairment methodology with an approach based on "expected losses" to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance requires financial assets to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 also modified the accounting for AFS debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments: Credit Losses Available-for-Sale Debt Securities. Credit losses relating to AFS securities are recorded through an allowance for credit losses rather than under the previous other-than-temporarily-impaired ("OTTI") methodology.
In April 2019, the FASB issued targeted improvements related to Topic 326 which clarify that an entity should include all expected recoveries in its estimate of the allowance for credit losses. In addition, for collateral dependent financial assets, the amendments mandate that an allowance for credit losses that is added to the amortized cost basis of the financial asset should not exceed amounts previously written off. It also clarifies FASB’s intent to include all reinsurance recoverables within the scope of Topic 944 to be in scope of Subtopic 326-20, Accounting for financial assets held at amortized cost basis, regardless of the measurement basis of those recoverables. The Company's reinsurance recoverable on unpaid losses is currently the most significant financial asset within the scope of Topic 326.

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
If the Company does not intend to sell or will not be required to sell the impaired security before its anticipated recovery, the Company determines whether the decline in fair value below the amortized cost basis has resulted from a credit loss impairment or other factors. If the Company does not anticipate to fully recover the amortized cost, an allowance for expected credit losses is established which is limited to the difference between a security's amortized cost basis and its fair value. The allowance for expected credit losses is charged to net income (loss) and is included in net investment gains (losses).
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
The length of time a security has been in an unrealized loss position no longer impacts the determination of whether a credit loss impairment exists. If a security is assessed to be credit impaired, it is subject to discounted cash flow analysis by comparing the present value of expected future cash flows with the amortized cost basis. If the present value of expected cash flows is less than the amortized cost, then a credit loss exists and an allowance for expected credit losses is recognized. If the present value of expected future cash flows is equal to or greater than the amortized cost basis, an expected credit loss does not exist. The non-credit impairment amount of the loss related to changes in interest rates and market conditions is recognized in OCI. The Company reports accrued interest receivable related to AFS securities separately and has elected not to measure an allowance for expected credit losses for accrued interest receivable. Write-offs of accrued interest receivable balances are recognized in net investment gains and losses in the period in which they are deemed uncollectible. Based on the Company's analysis, there was no allowance for expected credit losses recognized on AFS securities held at December 31, 2023.
Credit Losses - Other Investments
The Company's investments in direct lending entities are carried at cost less an allowance for expected credit losses, with any indication of credit loss recognized in net income or loss when determined to be needed from the Company's analysis of expected future cash flows. As of December 31, 2023, the total allowance for expected credit losses on the Company's investment in direct lending entities was $1,023. Please see "Note 5(d). Fair Value Measurements" for additional information regarding this investment.
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
The Company records credit loss expenses related to reinsurance recoverable in net incurred losses and loss adjustment expenses in the Company’s consolidated statements of income. Any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of reinsurance recoverable balances, together with associated allowances for expected credit losses, are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs. As of December 31, 2023, the total allowance for expected credit losses on the Company's reinsurance recoverable balance was $3,240 which is discussed further in "Note 8. Reinsurance".
Credit Losses - Reinsurance Balances Receivable
Reinsurance balances receivable are reviewed for impairment on a quarterly basis and are presented net of an allowance for expected credit losses. The allowance for expected credit losses is estimated based on the Company's analysis of amounts due, historical delinquencies and write-offs, and current economic conditions, together with reasonable and supportable forecasts of short-term economic conditions. The allowance for expected credit losses is recognized in net income (loss) and any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of premium balances receivable, together with associated allowances for expected credit losses, are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs. As of December 31, 2023, the total allowance for expected credit losses on the Company's reinsurance balances receivable was $187.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
Credit Losses - Funds Withheld Receivable
Funds withheld receivable are reviewed for impairment on a quarterly basis and are presented net of an allowance for expected credit losses. The allowance for expected credit losses is estimated based on the Company's analysis of amounts due, historical delinquencies and write-offs, and current economic conditions, together with reasonable and supportable forecasts of short-term economic conditions. The allowance for expected credit losses is recognized in net income (loss) and any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of funds withheld receivable, together with associated allowances for expected credit losses, are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs. As of December 31, 2023, the total allowance for expected credit losses on the Company's funds withheld receivable was $19.
Credit Losses - Accrued Investment Income
The Company reports accrued interest receivable related to its AFS fixed maturity securities, loan to related party and funds withheld receivable separately on the Consolidated Balance Sheets under accrued investment income and has elected not to measure an allowance for expected credit losses on accrued interest receivable balances. Write-offs of accrued interest receivable balances are recognized in net investment gains and losses in the period in which they are deemed uncollectible.
Recently Issued Accounting Standards Not Yet Adopted
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
In June 2022, FASB issued ASU 2022-03 "Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions" an amendment of Fair Value Measurement (Topic 820). The amendments in this ASU require the Company to provide disclosures for equity securities subject to contractual sale restrictions under 820-10-50-6B including the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; the nature and remaining duration of the restrictions; and any circumstances that could cause a lapse in the restrictions. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years.
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
Improvements to Reportable Segment Disclosures
In November 2023, FASB issued ASU 2023-07 "Improvements to Reportable Segment Disclosures" an amendment of Segment Reporting (Topic 280). The amendments in this ASU require the Company to provide disclosures, on both an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. This ASU also requires that a public entity provide all annual disclosures about a reportable segment’s profit or loss and segment assets that are currently required by Topic 280 in all interim periods. Additionally, the amendments require that a public entity disclose the title and position of the CODM and an explanation of how the reported measures of segment profit or loss are used by the CODM in assessing segment performance and deciding how to allocate resources within the Company.
The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this Update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company currently discloses its significant segment expenses in Note 3 — Segment Information on both an annual and interim basis as provided to its CODM, however segment assets are currently detailed only in annual statements. Therefore, the Company will provide detailed segment asset disclosures in its interim statements as required starting in 2025. The Company plans to adopts this Update on January 1, 2024.
Improvements to Income Tax Disclosures
In December 2023, FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" an amendment of Income Taxes (Topic 740). The amendments in this ASU require the Company to provide disclosures on an annual basis that (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this Update also require that the Company disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid (net of refunds received). Finally, the amendments in this Update require that all entities disclose the income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. The Company is still evaluating the guidance provided by this Update, however, it is not anticipated to have any material impact on its current annual tax disclosures.

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
The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net loss for the year ended December 31, 2023 and 2022, respectively:

For the Year Ended December 31, 2023	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$27,402	$(3,936)	$23,466
Net premiums written	$27,104	$(3,936)	$23,168
Net premiums earned	$29,039	$14,930	$43,969
Other insurance revenue	39	—	39
Net loss and LAE	(14,230)	(46,998)	(61,228)
Commission and other acquisition expenses	(13,879)	(5,583)	(19,462)
General and administrative expenses	(10,110)	(2,690)	(12,800)
Underwriting loss	$(9,141)	$(40,341)	(49,482)
Reconciliation to net loss
Net investment income and net realized and unrealized investment gains			45,226
Interest and amortization expenses			(18,226)
Foreign exchange and other losses, net			(5,741)
Other general and administrative expenses			(17,996)
Income tax expense			(196)
Interest in income from equity method investments			7,846
Net loss			$(38,569)

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Year Ended December 31, 2022	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$24,017	$(18,538)	$5,479
Net premiums written	$23,620	$(18,538)	$5,082
Net premiums earned	$27,983	$9,749	$37,732
Other insurance revenue	(4,530)	—	(4,530)
Net loss and LAE	(12,483)	(45,508)	(57,991)
Commission and other acquisition expenses	(14,164)	(4,347)	(18,511)
General and administrative expenses	(8,857)	(2,777)	(11,634)
Underwriting loss	$(12,051)	$(42,883)	(54,934)
Reconciliation to net loss
Net investment income and net realized and unrealized investment losses			24,930
Interest and amortization expenses			(19,331)
Foreign exchange and other gains, net			8,255
Other general and administrative expenses			(19,313)
Income tax benefit			557
Interest in loss from equity method investments			(205)
Net loss			$(60,041)

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

The following tables summarize the financial position of our reportable segments including the reconciliation to the Company's consolidated total assets at December 31, 2023 and 2022:

December 31, 2023	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$3,108	$9,201	$12,309
Reinsurance recoverable on unpaid losses	5,692	515,463	521,155
Deferred commission and other acquisition expenses	961	16,605	17,566
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	67,211	152,663	219,874
Funds withheld receivable	15,534	128,451	143,985
Other assets	685	—	685
Total assets - reportable segments	93,191	990,358	1,083,549
Corporate assets	—	—	435,385
Total Assets	$93,191	$990,358	$1,518,934

December 31, 2022	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$2,213	$8,395	$10,608
Reinsurance recoverable on unpaid losses	5,596	490,408	496,004
Deferred commission and other acquisition expenses	1,344	23,632	24,976
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	61,223	235,607	296,830
Funds withheld receivable	24,577	416,835	441,412
Other assets	2,337	—	2,337
Total assets - reportable segments	97,290	1,342,852	1,440,142
Corporate assets	—	—	406,724
Total Assets	$97,290	$1,342,852	$1,846,866
The following table shows an analysis of gross and net premiums written and net premiums earned by geographic location for the years ended December 31, 2023 and 2022. In the case of reinsurance business assumed from AmTrust, the table refers to the location of the relevant AmTrust subsidiaries.

For the Year Ended December 31,	2023	2022
Gross premiums written – North America	$(146)	$(14,600)
Gross premiums written – Other (predominantly Europe)	23,612	20,079
Gross premiums written – Total	$23,466	$5,479
Net premiums written – North America	$(309)	$(14,396)
Net premiums written – Other (predominantly Europe)	23,477	19,478
Net premiums written – Total	$23,168	$5,082
Net premiums earned – North America	$(309)	$(14,383)
Net premiums earned – Other (predominantly Europe)	44,278	52,115
Net premiums earned – Total	$43,969	$37,732

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following table sets forth financial information relating to net premiums written by major line of business and reportable segment for the years ended December 31, 2023 and 2022:

For the Year Ended December 31,	2023	2022
Diversified Reinsurance
International	$27,104	$23,620
Total Diversified Reinsurance	27,104	23,620
AmTrust Reinsurance
Small Commercial Business	(465)	(15,143)
Specialty Program	156	747
Specialty Risk and Extended Warranty	(3,627)	(4,142)
Total AmTrust Reinsurance	(3,936)	(18,538)
Total Net Premiums Written	$23,168	$5,082
The following table sets forth financial information relating to net premiums earned by major line of business and reportable segment for the years ended December 31, 2023 and 2022:

For the Year Ended December 31,	2023		2022
	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$29,039	66.0%	$27,983	74.2%
Total Diversified Reinsurance	29,039	66.0%	27,983	74.2%
AmTrust Reinsurance
Small Commercial Business	(465)	(1.1)%	(15,131)	(40.1)%
Specialty Program	156	0.4%	748	2.0%
Specialty Risk and Extended Warranty	15,239	34.7%	24,132	63.9%
Total AmTrust Reinsurance	14,930	34.0%	9,749	25.8%
Total Net Premiums Earned	$43,969	100.0%	$37,732	100.0%

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
a) Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of fixed maturities at December 31, 2023 and 2022 are as follows:

December 31, 2023	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$55,046	$8	$(2)	$55,052
U.S. agency bonds – mortgage-backed	29,918	—	(3,267)	26,651
Non-U.S. government bonds	21,219	—	(468)	20,751
Collateralized loan obligations	80,591	—	(1,788)	78,803
Corporate bonds	71,762	—	(2,418)	69,344
Total fixed maturity investments	$258,536	$8	$(7,943)	$250,601

December 31, 2022	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$55,647	$1	$(116)	$55,532
U.S. agency bonds – mortgage-backed	38,767	—	(4,402)	34,365
Collateralized mortgage-backed securities	7,199	—	(432)	6,767
Non-U.S. government bonds	12,643	—	(825)	11,818
Collateralized loan obligations	119,120	—	(5,028)	114,092
Corporate bonds	97,063	—	(5,110)	91,953
Total fixed maturity investments	$330,439	$1	$(15,913)	$314,527
The Company separately presents the accrued interest receivable on its AFS fixed maturity investments on the Consolidated Balance Sheets under accrued investment income. The amount of accrued interest receivable on AFS securities was $1,418 at December 31, 2023 (2022 - $1,456). The Company elected the practical expedient under Topic 326 to exclude accrued interest from both the fair value and the amortized cost basis of the AFS fixed maturity securities for the purposes of identifying and measuring any impairments under the allowance for expected credit losses standard adopted on January 1, 2023. Write-offs of accrued interest receivable balances are recognized in net investment gains and losses in the period in which they are deemed uncollectible. There was no write-off recognized on the accrued interest receivable during the year ended December 31, 2023.

The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Fixed maturities
December 31, 2023	Amortized cost	Fair value
Maturity
Due in one year or less	$103,579	$102,970
Due after one year through five years	40,821	38,951
Due after five years through ten years	3,627	3,226
	148,027	145,147
U.S. agency bonds – mortgage-backed	29,918	26,651
Collateralized loan obligations	80,591	78,803
Total fixed maturities	$258,536	$250,601

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
December 31, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bonds	$518	$(2)	$—	$—	$518	$(2)
U.S. agency bonds – mortgage-backed	—	—	26,651	(3,267)	26,651	(3,267)
Non-U.S. government bonds	8,217	(1)	10,343	(467)	18,560	(468)
Collateralized loan obligations	—	—	78,803	(1,788)	78,803	(1,788)
Corporate bonds	—	—	69,344	(2,418)	69,344	(2,418)
Total temporarily impaired fixed maturity securities	$8,735	$(3)	$185,141	$(7,940)	$193,876	$(7,943)
At December 31, 2023, there were 59 securities in an unrealized loss position with a fair value of $193,876 and unrealized losses of $7,943. Of these securities in an unrealized loss position, there were 56 securities in our portfolio that have been in an unrealized loss position for twelve months or greater with a fair value of $185,141 and unrealized losses of $7,940.

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
Allowance for Expected Credit Losses & Non-Credit Related Impairment Costs
The Company evaluates AFS securities for impairment when fair value is below amortized cost on a quarterly basis. If the Company intends to sell or will be required to sell the security before its anticipated recovery, the full amount of the impairment loss is charged to net income (loss) and included in net investment gains (losses). If the Company does not intend to sell or will not be required to sell the security before its anticipated recovery, an allowance for expected credit losses is established and the portion of the loss relating to credit factors is recorded in net income (loss). The non-credit impairment amount of the loss (which could be related to interest rates and/or market conditions) is recognized in OCI.
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
Based on the Company's analysis at December 31, 2023 and 2022, respectively, the Company did not recognize any impairment on its AFS fixed maturity securities as the Company expects the amortized cost basis will ultimately be recovered based on projected cash flows as the related securities approach maturity.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
The Company continues to monitor the credit quality of the AFS securities to assess if it is probable that it will receive contractual or estimated cash flows in the form of principal and interest. Therefore, as the unrealized losses were due to non-credit factors, there was no allowance recorded for expected credit losses on AFS securities for the year ended December 31, 2023.
The following tables summarize the credit ratings of our fixed maturity securities as at December 31, 2023 and 2022:

December 31, 2023	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$55,046	$55,052	22.0%
U.S. agency bonds	29,918	26,651	10.6%
AAA	84,455	82,703	33.0%
AA+, AA, AA-	18,952	18,372	7.3%
A+, A, A-	33,060	31,810	12.7%
BBB+, BBB, BBB-	31,585	30,631	12.2%
BB+ or lower	5,520	5,382	2.2%
Total fixed maturities(1)	$258,536	$250,601	100.0%

December 31, 2022	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$55,647	$55,532	17.7%
U.S. agency bonds	38,767	34,365	10.9%
AAA	112,775	108,136	34.4%
AA+, AA, AA-	23,974	22,640	7.2%
A+, A, A-	38,549	35,996	11.4%
BBB+, BBB, BBB-	55,374	53,094	16.9%
BB+ or lower	5,353	4,764	1.5%
Total fixed maturities(1)	$330,439	$314,527	100.0%
(1)    Based on Standard & Poor’s ("S&P"), or equivalent, ratings

b) Other Investments, Equity Securities and Equity Method Investments
Certain of the Company's other investments and equity method investments are subject to restrictions on redemptions and sales that are determined by the governing documents, which could limit our ability to liquidate those investments. These restrictions may include lock-ups, redemption gates, restricted share classes, restrictions on the frequency of redemption and notice periods. A gate is the ability to deny or delay a redemption request. Certain other investments and equity method investments may not have any restrictions governing their sale, but there is no active market and no assurance that the Company will be able to execute a sale in a timely manner. In addition, even if certain other investments and equity method investments are not eligible for redemption or sales are restricted, we may still receive income distributions from those investments.
Other investments
The table below shows the composition of the Company's other investments as at December 31, 2023 and 2022:

December 31,	2023		2022
	Carrying Value	% of Total	Carrying Value	% of Total
Privately held equity investments	$38,617	21.1%	$34,014	22.9%
Private credit investments	27,806	15.2%	26,354	17.7%
Private equity funds	47,383	25.9%	32,298	21.7%
Total other investments at fair value	113,806	62.2%	92,666	62.3%
Investment in direct lending entities (at cost)	69,005	37.8%	56,087	37.7%
Total other investments	$182,811	100.0%	$148,753	100.0%
The Company's collateralized investment in direct lending entities of $69,005 at December 31, 2023 (2022 - $56,087) is carried at cost less an allowance for expected credit losses, with any indication of credit loss recognized in net income when determined.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
An allowance for expected credit losses of $1,023 was reported on the investment in direct lending entities as at December 31, 2023 and recorded in opening retained earnings on January 1, 2023. Please see "Note 5(d). Fair Value Measurements" for additional information regarding this investment.
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
The following table provides the cost and fair values of the equity securities held at December 31, 2023 and 2022:

December 31,	2023		2022
	Cost	Fair Value	Cost	Fair Value
Privately held common stocks	$34,549	$35,272	$32,775	$32,290
Privately held preferred stocks	8,800	9,946	7,175	10,945
Publicly traded equity investments in common stocks	90	81	559	386
Total equity securities	$43,439	$45,299	$40,509	$43,621
Equity Method Investments
The equity method investments currently include real estate investments and other investments. The table below shows the carrying value of the Company's equity method investments as of December 31, 2023 and 2022:

December 31,	2023		2022
	Carrying Value	% of Total	Carrying Value	% of Total
Real estate investments	$49,897	61.7%	$40,944	51.1%
Hedge fund investments	—	—%	5,376	6.7%
Other investments	31,032	38.3%	33,839	42.2%
Total equity method investments	$80,929	100.0%	$80,159	100.0%
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
c) Net Investment Income
Net investment income was derived from the following sources for the years ended December 31, 2023 and 2022:

For the Year Ended December 31,	2023	2022
Fixed maturities	$10,065	$9,736
Income on funds withheld	10,433	11,117
Interest income from loan to related party	11,802	6,202
Cash and cash equivalents and other investments	5,642	3,415
	37,942	30,470
Investment expenses	(564)	(400)
Net investment income	$37,378	$30,070

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
d) Net Realized and Unrealized Investment Gains (Losses)
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized and unrealized investment gains (losses) included in the Consolidated Statements of Income for the years ended December 31, 2023 and 2022:

For the Year Ended December 31, 2023	Gross gains	Gross losses	Net
Fixed maturities	$—	$(2,971)	$(2,971)
Equity securities	3,923	(431)	3,492
Other investments	10,583	(3,256)	7,327
Net realized and unrealized investment gains (losses)	$14,506	$(6,658)	$7,848

For the Year Ended December 31, 2022	Gross gains	Gross losses	Net
Fixed maturities	$1,829	$(4,812)	$(2,983)
Equity securities	3,770	(1,434)	2,336
Other investments	1,543	(6,036)	(4,493)
Net realized and unrealized investment gains (losses)	$7,142	$(12,282)	$(5,140)
Realized and unrealized investment gains and losses from equity securities detailed in the tables above include both sales and distributions of equity securities and unrealized gains and losses coming from fair value changes. Net unrealized (losses) gains recognized for equity securities held at the reporting date were as follows:

For the Year Ended December 31,	2023	2022
Net gains recognized for equity securities	$3,492	$2,336
Net gains recognized for equity securities divested	(4,957)	(111)
Net unrealized (losses) gains recognized for equity securities held at the reporting date	$(1,465)	$2,225

Proceeds from sales of fixed maturities were $98,993 and $213,944 for the years ended December 31, 2023, and 2022, respectively. Net unrealized losses included in AOCI were as follows at December 31, 2023 and 2022, respectively:

December 31,	2023	2022
Net unrealized losses on fixed maturity investments	$(7,935)	$(15,912)
Deferred income tax	151	244
Net unrealized losses, net of deferred income tax	$(7,784)	$(15,668)
Change, net of deferred income tax	$7,884	$(12,975)
e) Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of restricted assets were as follows at December 31, 2023 and 2022:

December 31,	2023	2022
Restricted cash – third party agreements	$6,019	$13,122
Restricted cash – related party agreements	1,247	2,516
Total restricted cash	7,266	15,638
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2023 – $63,299; 2022 – $48,181)	61,192	48,101
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2023 – $155,546; 2022 – $246,325)	151,416	233,091
Total restricted investments	212,608	281,192
Total restricted cash and investments	$219,874	$296,830

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements
a) Fair Values of Financial Instruments measured at fair value
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for both assets and liabilities recognized and not recognized within the balance sheet, and for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments measured at fair value held at December 31, 2023 and 2022.
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
Derivative Instruments - The Company entered into a retroactive reinsurance contract that is accounted for as a derivative. This reinsurance contract provides indemnification to an insured or cedant as a result of a change in a variable as opposed to an identifiable insurable event. The Company considers this contract to be part of its underwriting operations. This derivative is initially valued at cost which approximates fair value. In subsequent measurement periods, the fair value of this derivative is determined using internally developed discounted cash flow models using appropriate discount rates. The selection of an appropriate discount rate is judgmental and is the most significant unobservable input used in the valuation of this derivative.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
The fair value changes in the underwriting-related derivative instrument are included in other insurance revenue (expense), net. The derivative liability on retroactive reinsurance is presented as part of accrued expenses and other liabilities. A significant increase (decrease) in this input in isolation may result in a significantly lower (higher) fair value measurement for the derivative contract. As the significant inputs used to price the derivative are unobservable, the fair values of this contract is classified as Level 3 in the fair value hierarchy.
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
At December 31, 2023 and 2022, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$55,052	$—	$—	$—	$55,052
U.S. agency bonds – mortgage-backed	—	26,651	—	—	26,651
Non-U.S. government bonds	—	20,751	—	—	20,751
Collateralized loan obligations	—	78,803	—	—	78,803
Corporate bonds	—	63,962	5,382	—	69,344
Equity securities	81	—	19,351	25,867	45,299
Other investments	—	—	27,750	86,056	113,806
Total	$55,133	$190,167	$52,483	$111,923	$409,706
As a percentage of total assets	3.6%	12.5%	3.5%	7.4%	27.0%

Underwriting-related derivative liability	$—	$—	$3,984	$—	$3,984

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$55,532	$—	$—	$—	$55,532
U.S. agency bonds – mortgage-backed	—	34,365	—	—	34,365
Collateralized mortgage-backed bonds	—	6,767	—	—	6,767
Non-U.S. government bonds	—	11,818	—	—	11,818
Collateralized loan obligations	—	114,092	—	—	114,092
Corporate bonds	—	91,953	—	—	91,953
Equity investments	386	—	17,806	25,429	43,621
Other investments	—	1,000	1,000	90,666	92,666
Total	$55,918	$259,995	$18,806	$116,095	$450,814
As a percentage of total assets	3.0%	14.1%	1.0%	6.3%	24.4%

Underwriting-related derivative liability	$—	$—	$14,559	$—	$14,559

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
The Pricing Service was utilized to estimate fair value measurements for 97.9% and 98.5% of our fixed maturities at December 31, 2023 and 2022, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At December 31, 2023 and 2022, approximately 2.1% and 1.5%, respectively, of our fixed maturities were valued using the market approach. At December 31, 2023, one security or $5,382 (2022 - one security or $4,764) of our fixed maturity investment portfolio currently classified as Level 3 in the fair value hierarchy table was priced using a non-binding quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At December 31, 2023 and 2022, the Company has not adjusted any pricing provided to it based on the review performed by its investment managers.
There was one corporate bond valued at $5,382 transferred to Level 3 from Level 2 in the fair value hierarchy for the year ended December 31, 2023 due to a lack of active quotes. There was also a private equity investment valued at $24,765 transferred to Level 3 from the NAV practical expedient in the fair value hierarchy for the year ended December 31, 2023. There were no transfers to or from Level 3 in 2022.
c) Level 3 Financial Instruments
At December 31, 2023, the Company holds Level 3 financial instruments (which consist of corporate bonds, private credit funds and privately held equity investments) of $52,483 (2022 - $18,806) and an underwriting-related derivative liability of $3,984 (2022 - $14,559) on a reinsurance contract written by GLS which is included in accrued expenses and other liabilities.
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
The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at December 31, 2023:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Unobservable Inputs
Privately held equity investments - common shares	$34,170	Quarterly financial statements	Price/book ratios of comparable public companies
Privately held equity investments - preferred shares	11,331	Quarterly financial statements	Privately calculated enterprise valuations
Other investments - Private credit funds	1,600	Quarterly financial statements	Price/book ratios of comparable public companies
Corporate bonds	5,382	Non-binding broker dealer quotation
Total Level 3 investments	$52,483

Underwriting-related derivative liability	$3,984	Discounted cash flows	Duration matched discount rates	5.0%	to	6.0%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
The following table shows the reconciliation of beginning and ending balances for investments measured at fair value on a recurring basis using Level 3 inputs for the years ended December 31, 2023 and 2022. The Company includes any related interest and dividend income in net investment income and are excluded from the reconciliation in the table below:

For the Year Ended December 31,	2023	2022
Balance - beginning of period	$18,806	$7,094
Sales	(7,669)	(2,000)
Net realized and unrealized gains recognized in the statement of income	3,723	3,770
Purchases	7,476	9,942
Transfers into Level 3 from Level 2 and NAV practical expedient	30,147	—
Total Level 3 investments - end of period	$52,483	$18,806

d) Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried at fair value, except for certain financial instruments related to insurance contracts.
At December 31, 2023, the carrying values of cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable, loan to related party and certain other assets and liabilities approximate fair values due to their inherent short duration. As these financial instruments are not actively traded, the fair values of these financial instruments are classified as Level 2 in the fair value hierarchy.
The investments made by direct lending entities are carried at cost less an allowance for expected credit losses, with any indication of credit loss recognized in net income (loss) when determined. The net carrying value of these investments approximates their fair value at the reporting date. The fair value estimates of these investments are not based on observable market data and therefore are classified as Level 3 in the fair value hierarchy.
The fair values of the Company's outstanding Senior Notes (as defined in Note 7 — Long-Term Debt) are based on indicative market pricing obtained from a third-party pricing service which uses observable market inputs, and therefore the fair values of these liabilities are classified as Level 2 in the fair value hierarchy.
The following table presents the respective carrying value and fair value for the Company's outstanding Senior Notes as at December 31, 2023 and 2022:

December 31,	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes – 6.625%	$110,000	$73,744	$110,000	$76,560
2013 Senior Notes – 7.75%	152,361	115,855	152,500	113,826
Total Senior Notes	$262,361	$189,599	$262,500	$190,386

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
At December 31, 2023, the aggregate authorized share capital of the Company is 200,000,000 shares from which 149,732,355 common shares were issued, of which 100,472,120 common shares are outstanding, and 49,260,235 shares are treasury shares (please see Note 6. (b) Treasury Shares below for additional information).
The remaining 50,267,645 shares are undesignated at December 31, 2023. At December 31, 2023, 975,027 common shares will be issued and outstanding upon vesting of restricted shares, and 5,668,408 common shares remaining are reserved for issuance under the 2019 Omnibus Incentive Plan.
a) Common shares
The Company's common shares have a par value of $0.01 per share. Our common shareholders are entitled to receive dividends and allocated one vote per common share subject to downward adjustment under certain circumstances. For the years ended December 31, 2023 and 2022, the Company's Board of Directors did not declare any dividends to common shareholders.
The following table shows the summary of changes in the Company's common shares outstanding for the years ended December 31, 2023 and 2022:

For the Year Ended December 31,	2023	2022
Outstanding shares – January 1	101,532,151	86,467,242
Shares issued pursuant to the exchange of Maiden preference shares	—	55,800,000
Issuance of vested restricted shares and exercised common share options	508,275	1,107,973
Shares repurchased for tax purposes	(128,731)	(403,716)
Shares repurchased by Maiden Reinsurance under authorized repurchase plan	(1,439,575)	—
Common shares held by Maiden Reinsurance under the Exchange	—	(41,439,348)
Outstanding shares – December 31(1)	100,472,120	101,532,151
(1) Outstanding shares at December 31, 2023 and 2022 exclude 41,439,348 common shares issued to Maiden Reinsurance under the Exchange as well as 1,439,575 common shares repurchased by Maiden Reinsurance under authorized repurchase plan. These shares are treated as treasury shares.

b) Treasury Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common shares from time to time at market prices. For the year ended December 31, 2023, Maiden Reinsurance repurchased 1,439,575 common shares at an average price per share of $1.83 under the Company's share repurchase plan (2022 - none). The Company's remaining authorization for common shares repurchases is $71,615 at December 31, 2023 (2022 - $74,245).
During the year ended December 31, 2023, the Company repurchased 128,731 (2022 - 403,716) common shares at an average price per share of $2.25 (2022 - $2.50) from employees, which represent tax withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares.
Treasury shares include 42,878,923 common shares owned by Maiden Reinsurance consisting of 41,439,348 shares issued as part of the Exchange and 1,439,575 shares directly purchased on the open market by Maiden Reinsurance which are not treated as outstanding common shares on the Consolidated Balance Sheet at December 31, 2023. Please see further information on the Exchange as fully described in "Note 1 — Organization" and the preference share repurchases disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023.
The table below includes the total number of treasury shares outstanding at December 31, 2023 and 2022:

December 31,	2023	2022
Number of shares held by Maiden Reinsurance treated as treasury shares	42,878,923	41,439,348
Number of treasury shares due to common share repurchases by Maiden Holdings	6,381,312	6,252,581
Total number of treasury shares at the end of the reporting period	49,260,235	47,691,929

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
6. Shareholders’ Equity (continued)
d) Accumulated Other Comprehensive Loss
The following tables set forth financial information regarding the changes in the balances of each component of AOCI for the years ended December 31, 2023 and 2022:

For the Year Ended December 31, 2023	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(15,668)	$(25,566)	$(41,234)
Other comprehensive income before reclassifications	7,884	1,881	9,765
Ending balance, Maiden shareholders	$(7,784)	$(23,685)	$(31,469)

For the Year Ended December 31, 2022	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(2,693)	$(9,522)	$(12,215)
Other comprehensive loss before reclassifications	(6,168)	(16,044)	(22,212)
Amounts reclassified from AOCI to net income, net of tax	(6,807)	—	(6,807)
Net current period other comprehensive loss	(12,975)	(16,044)	(29,019)
Ending balance, Maiden shareholders	$(15,668)	$(25,566)	$(41,234)

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At December 31, 2023 and 2022, Maiden Holdings had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") and its wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA") had outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes"(collectively "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following tables detail the issuances outstanding at December 31, 2023 and 2022:

December 31, 2023	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized issuance costs	3,345	4,419	7,764
Carrying value	$106,655	$147,942	$254,597

December 31, 2022	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,406	3,522	6,928
Carrying value	$106,594	$148,978	$255,572

Other details:
Original debt issuance costs	$3,715	$5,049
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%
Total interest and amortization expense incurred on the Senior Notes for the year ended December 31, 2023 was $18,266 (2022 - $19,331), of which $1,342 was accrued as interest payable at both December 31, 2023 and 2022, respectively. The issuance costs related to the Senior Notes were capitalized and are amortized over the effective life of the Senior Notes under the effective interest method of amortization.
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
During the year ended December 31, 2023, Maiden Reinsurance repurchased 5,567 notes of the 2013 Senior Notes at an average price per unit of $17.10 for a total cost of $95. Total interest and amortization expenses of $18,266 were partly offset by a realized gain of $40 from the repurchase of the 2013 Senior Notes during the year ended December 31, 2023. The Company has a remaining authorization of $99,905 for Senior Notes repurchases at December 31, 2023.

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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the years ended December 31, 2023 and 2022 was as follows:

For the Year Ended December 31,	2023	2022
Premiums written
Direct	$27,265	$24,553
Assumed	(3,799)	(19,074)
Ceded	(298)	(397)
Net	$23,168	$5,082
Premiums earned
Direct	$27,049	$24,534
Assumed	17,202	13,599
Ceded	(282)	(401)
Net	$43,969	$37,732
Loss and LAE
Gross loss and LAE	$59,562	$53,508
Loss and LAE ceded	1,666	4,483
Net	$61,228	$57,991
The Company's reinsurance recoverable on unpaid losses balance as at December 31, 2023 was $564,331 (2022 - $556,116) presented in the Consolidated Balance Sheets. As of December 31, 2023, the total allowance for expected credit losses on the Company's reinsurance recoverable balance was $3,240. The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on reinsurance recoverable for the year ended December 31, 2023:

For the Year Ended December 31,	2023
Allowance for expected credit losses on reinsurance recoverable, beginning of period	$4,277
Decrease in allowance for expected credit losses on reinsurance recoverable where credit losses were previously recognized	(1,037)
Allowance for expected credit losses on reinsurance recoverable, end of period	$3,240
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello for this retrocession agreement was $43,176 at December 31, 2023 (2022 - $60,112). The recoverable due from Cavello is net of an allowance for expected credit losses of $2,769 at December 31, 2023.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
8. Reinsurance (continued)
As of December 31, 2023, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $515,463 while the deferred gain liability under the LPT/ADC Agreement was $70,916 (December 31, 2022 - $490,408 and $45,408, respectively). The reinsurance recoverable due under the LPT/ADC Agreement is net of an allowance for expected credit losses of $453 as at December 31, 2023. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is presently estimated to be before the end of 2024.
Cavello provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement. Cavello is subject to additional collateral funding requirements as explained in "Note 10 — Related Party Transactions". As of December 31, 2023, the amount of collateral required was $490,070. Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar Group Limited ("Enstar"), has credit ratings of BBB+ from both Standard & Poor's and Fitch Ratings at December 31, 2023.

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

December 31,	2023	2022
Reserve for reported loss and LAE	$543,818	$702,691
Reserve for losses incurred but not reported ("IBNR")	323,615	428,717
Reserve for loss and LAE	$867,433	$1,131,408
The following table represents a reconciliation of the beginning and ending gross and net loss and LAE reserves:

For the Year Ended December 31,	2023	2022
Gross loss and LAE reserves, January 1	$1,131,408	$1,489,373
Less: reinsurance recoverable on unpaid losses, January 1	556,116	562,845
Net loss and LAE reserves, January 1	575,292	926,528
Net incurred losses related to:
Current year	23,040	25,355
Prior years	38,188	32,636
	61,228	57,991
Net paid losses related to:
Current year	(837)	(701)
Prior years	(321,206)	(398,499)
	(322,043)	(399,200)
Change in deferred gain on retroactive reinsurance	(25,532)	3,587
GLS run-off business acquired or assumed	—	10,905
Opening allowance for expected credit loss on reinsurance recoverable on unpaid losses	4,277	—
Effect of foreign exchange rate movements	9,880	(24,519)
Net loss and LAE reserves, December 31	303,102	575,292
Reinsurance recoverable on unpaid losses, December 31	564,331	556,116
Gross loss and LAE reserves, December 31	$867,433	$1,131,408
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
The ELR technique does not take into account actual loss emergence for the underwriting year being projected. As an underwriting year matures and actual loss experience becomes more credible, other methods may be applied in determining the estimated ultimate losses.
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
The Company underwrote the AmTrust Reinsurance segment from July 1, 2007 until January 30, 2019, when Maiden Reinsurance and AII agreed to terminate the remaining business subject to the AmTrust Quota Share on a run-off basis effective as of January 1, 2019, and Maiden Reinsurance, AEL and AIU DAC agreed to terminate the European Hospital Liability Quota Share on a run-off basis effective as of January 1, 2019. A large proportion of the exposure in the underlying book of business has significant seasoning, and allows for a significant amount of credibility in using parameters derived from historical experience to calculate reserve estimates. Some segments of the book are a result of recent acquisitions or newer markets for AmTrust. These segments require a greater level of assumptions and professional judgment in deriving ultimate losses, which inherently implies a wider range of reasonable estimates. As a result, the Company has tended to rely on a weighted approach which primarily employs the LD method for aspects of the segment with ample historical data, while also considering the ELR or the BF method for exposures with more limited or volatile historical data. The FS method is also considered for segments of the AmTrust Reinsurance book of business for which claim count information is available. Additional data detailing items such as class of business, state, claim counts, frequency and severity is available, further enhancing the reserve analysis.
Prior Year Development
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years. The favorable or unfavorable development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. The following table summarizes the adverse prior period development experienced in each of our reportable segments for the years ended December 31, 2023 and 2022:

For the Year Ended	Diversified Reinsurance	AmTrust Reinsurance	Total
December 31, 2023	$(4,440)	$(33,748)	$(38,188)
December 31, 2022	(4,552)	(28,084)	(32,636)

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
During 2023, the Company's incurred losses increased for 2022 and prior accident years by $38,188 or 6.6% of prior year net loss and LAE reserves. The Company had increased incurred losses for 2021 and prior accident years by $32,636 or 3.5% of prior year net loss and LAE reserves during 2022. The net adverse prior year loss development of $38,188 for the year ended December 31, 2023 was driven by adverse loss development of $33,748 in the AmTrust Reinsurance segment and net adverse loss development of $4,440 in the Diversified Reinsurance segment.
In the Diversified Reinsurance segment, net adverse prior year reserve development of $4,440 in the year ended December 31, 2023 (2022 - adverse $4,552) was primarily due to a German auto program in run-off from the International unit along with development from other runoff business lines. It also included the recognition of expected credit losses on reinsurance recoverable on unpaid losses. The net adverse prior year reserve development of $4,552 for the year ended December 31, 2022 was due to adverse development in GLS, European Capital Solutions and facultative reinsurance run-off business offset by favorable reserve development in German Auto programs. The table below details prior year reserve development by line of business for the years ended December 31, 2023 and 2022:

For the Year Ended December 31,	2023	2022
Prior Year Loss Development adverse (favorable)
IIS business	$2,504	$(1,683)
GLS	954	1,825
Other run-off lines	982	4,410
Total Diversified Reinsurance Prior Year Development	$4,440	$4,552
In the AmTrust Reinsurance segment, net adverse prior year reserve development of $33,748 in the year ended December 31, 2023 (2022 - adverse $28,084) was primarily due to reserve strengthening within European Hospital Liability and the AmTrust Quota Share (adverse development in General Liability and Commercial Auto Liability partly offset by continued favorable development in Workers Compensation due to better than expected loss emergence). Net adverse loss development on European Hospital Liability was primarily driven by emergence of loss data during 2023 on underwriting years 2011 to 2016.
Net adverse prior year reserve development of $28,084 in the year ended December 31, 2022 was primarily due to reserve strengthening within Commercial Auto Liability, General Liability, Other Specialty Risk & Extended Warranty and European Hospital Liability, partly offset by net favorable development in Workers Compensation. Net adverse development for European Hospital Liability was due to higher than expected loss emergence in Italian Hospital Liability policies and the agreed exit cost of $3,666 (€3,444) for the commutation of French Hospital Liability policies as described in "Note 10. Related Party Transactions".
The table below shows prior year loss development for the AmTrust Reinsurance segment for the years ended December 31, 2023 and 2022:

For the Year Ended December 31,	2023	2022
Prior Year Loss Development adverse (favorable)	($ in thousands)
AmTrust Quota Share	$24,098	$14,837
AmTrust other runoff	(618)	—
European Hospital Liability Quota Share	10,268	13,247
Total AmTrust Reinsurance Prior Year Development	$33,748	$28,084

The increase in the deferred gain on retroactive reinsurance was $25,532 for the year ended December 31, 2023 (2022 - $3,587 decrease) which relates to retroactive reinsurance in GLS and the LPT/ADC Agreement in the AmTrust Reinsurance Segment. This included an increase in the deferred gain liability and related reinsurance recoverable on unpaid losses under the LPT/ADC Agreement with Cavello of $25,508 for the year ended December 31, 2023 (2022 - $452 decrease) caused by adverse development on loss reserves covered under the LPT/ADC Agreement. The deferred gain on retroactive reinsurance under the LPT/ADC Agreement represents the cumulative adverse development for covered risks in the AmTrust Quota Share as of December 31, 2023 and 2022. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is presently estimated to be before the end of 2024.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
a)Claims Development
The following is a summary of the Company's incurred and paid loss development by accident year, net of reinsurance, from the last ten calendar years including the total reserve for losses, IBNR, plus development on reported loss and LAE for specific lines of business in our reportable segments, Diversified Reinsurance and AmTrust Reinsurance, as of December 31, 2023. Information prior to 2023 is included as unaudited supplementary information. The incurred and paid amounts have been translated from the local currency to U.S. dollars using the December 31, 2023 spot rate for all years presented in the table below in order to isolate changes in foreign exchange rates from loss development. As a reinsurer of primarily quota share contracts, claim counts are available on a very limited basis. Therefore claim counts have not been provided in the tables below as it is impractical to do so.
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
•The AmTrust Reinsurance segment consists primarily of two contracts, the European Hospital Liability Quota Share and a much larger quota share that includes all other covered business, the AmTrust Quota Share. There is also a small amount of excess of loss business that has not been written since 2009 which is included as a reconciling item. Maiden receives several cession statements and uses these to report premiums in three categories - Small Business Commercial, Specialty Program and Specialty Risk and Extended Warranty in Note 3. Segment Information. The tables provided include allocations of IBNR reserves to line of business by accident year;
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
Diversified Reinsurance Segment: GLS
GLS provides a full range of legacy services to small insurance companies, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations. GLS works with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives. Having completed the capital commitment made to GLS in 2020, the Company has determined to not commit any additional capital to new opportunities and to run-off the existing accounts underwritten by GLS. For additional information on GLS, please see "Note 1 — Organization".
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
As of December 31, 2023, GLS and its subsidiaries hold insurance liabilities assumed primarily through a few retroactive reinsurance contracts which included total loss reserves of $17,712 and a loss recoverable of $5,029. Losses incurred for the year ended December 31, 2023 include paid losses of $11,817 and total loss reserves include IBNR reserves of $15,653 at December 31, 2023.
Also, please see "Note 5 — Fair Value Measurements" for the derivative liability of $3,984 on a reinsurance contract written by GLS which is included in accrued expenses and other liabilities. The fair value of this derivative instrument is determined using a discounted cash flow model in which the Company examines current market conditions, historical results as well as contract specific information that may impact future cash flows to assess the reasonableness of inputs used in the valuation model.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Diversified Reinsurance Segment: IIS Business
The following tables represent information on the Company's incurred loss and LAE and cumulative paid loss and LAE, both net of reinsurance, since 2014 for the Company's IIS business in the Diversified Reinsurance segment. The development tables below included reserves acquired from the loss portfolio transfer agreement associated with the GMAC International Insurance Services ("IIS") business as at November 30, 2010 of $98,827. For the purposes of disclosure, the reserves from the loss portfolio transfer was allocated to the original accident year.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Diversified Reinsurance - IIS business	Incurred loss and LAE, net of reinsurance										At December 31, 2023
For the Year Ended December 31,	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2010	$76,316	$74,425	$76,500	$78,500	$78,198	79,225	$79,347	$79,649	$79,845	$82,139	$892
2011	47,288	47,246	47,076	47,455	47,705	47,661	47,621	47,621	47,699	47,682	53
2012	46,766	46,871	46,954	47,215	46,935	46,880	46,810	46,912	46,886	46,889	247
2013	49,081	50,397	49,899	50,500	50,328	50,707	50,640	50,742	50,710	50,713	(200)
2014	42,670	48,426	48,292	48,191	47,981	48,047	47,798	47,684	47,701	47,744	64
2015		42,887	44,301	44,791	44,444	44,480	44,335	44,065	44,078	43,983	(136)
2016			38,693	40,687	40,048	40,034	40,436	40,135	40,227	40,214	8
2017				36,740	37,609	36,506	35,622	35,639	35,437	35,243	198
2018					42,164	40,499	40,678	40,711	40,848	40,413	(922)
2019						35,530	37,533	36,606	36,696	36,689	110
2020							24,024	23,165	22,000	22,175	916
2021								6,410	6,410	6,485	1,981
2022									7,298	9,121	1,745
2023										9,645	—
Total										$519,135	$4,956

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2010	$48,089	$49,678	$51,194	$52,673	$54,307	$55,720	$56,793	$57,880	$58,901	$59,966
2011	46,772	47,190	47,422	47,563	47,672	47,737	47,820	47,872	47,903	47,880
2012	41,795	42,881	43,208	43,790	43,901	43,915	43,997	44,093	44,063	44,033
2013	42,954	45,432	46,775	47,244	47,450	47,527	47,839	48,260	48,374	48,591
2014	23,776	42,044	44,312	45,536	45,785	45,888	46,004	46,064	46,101	46,088
2015		21,761	39,336	41,401	42,376	42,778	43,050	43,257	43,286	43,274
2016			22,495	36,599	38,370	39,096	39,709	40,217	41,048	41,299
2017				19,052	32,998	34,705	35,506	35,758	35,820	35,850
2018					20,212	36,586	38,615	39,629	40,230	40,464
2019						16,687	30,231	32,858	33,398	33,682
2020							11,447	19,377	20,423	20,842
2021								5,744	10,479	11,535
2022									1,196	10,481
2023										845
Total										484,830

Total net reserves										$34,305

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
Additionally, for the Specialty Program portion of Covered Business only, AmTrust will be responsible for ultimate net loss otherwise recoverable from Maiden Reinsurance to the extent that the loss ratio to Maiden Reinsurance, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% ("Loss Corridor"). Above and below the Loss Corridor, Maiden Reinsurance has reinsured losses at its proportional 40% share per the AmTrust Quota Share. Effective July 31, 2019, the Loss Corridor was amended such that the maximum amount covered is $40,500, the amount calculated by Maiden Reinsurance for the Loss Corridor coverage as of March 31, 2019. As of December 31, 2023, the projected amount subject to the Loss Corridor is $77,547 which exceeds the maximum amount covered. Any further development above this amount will be subject to the coverage of the LPT/ADC Agreement.
Recoverables from the LPT/ADC Agreement are displayed in the column "Impact of LPT/ADC" in the loss tables that follow. Amounts have been allocated to Accident Year and line of business according to the timing of the respective losses, based on the currently projected payout patterns. These allocations may shift over time as actual payments are made and payout patterns are re–estimated. Please refer to "Note 8 — Reinsurance" for additional information regarding the LPT/ADC Agreement.
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
This line of business is covered under the LPT/ADC Agreement pursuant to which Cavello has assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share and therefore any adverse development will be recoverable as per terms of the agreement. Recoverables from the LPT/ADC Agreement are displayed in the column "Impact of LPT/ADC" in the loss triangle tables further below.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Workers' Compensation	Incurred loss and LAE, net of reinsurance (excluding impact of LPT/ADC Agreement)										At December 31, 2023
For the Year Ended December 31,	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$81,240	$82,301	$83,039	$83,622	$84,710	$83,952	$86,117	$86,292	$86,415	$86,144	$2,132	$3,028
2009	109,213	106,204	105,901	107,165	110,175	109,664	109,021	110,207	109,384	109,018	1,474	3,918
2010	120,243	125,020	124,073	123,968	127,215	127,381	126,621	126,516	126,308	125,420	6,365	5,348
2011	132,728	133,995	133,916	135,379	138,600	139,685	141,272	137,355	140,257	139,421	4,556	6,913
2012	173,946	171,040	172,692	181,616	192,087	188,879	192,263	187,089	189,114	187,630	7,048	10,691
2013	245,765	238,392	242,447	261,915	276,249	273,571	281,580	277,365	277,226	276,791	8,713	17,699
2014	379,589	365,515	382,260	419,748	457,363	455,521	449,374	445,258	441,185	440,175	18,517	32,449
2015		474,140	474,212	526,269	551,145	545,271	549,857	547,439	537,963	535,139	25,811	46,860
2016			528,906	568,006	627,728	603,529	579,849	568,791	559,440	555,645	31,683	55,094
2017				615,957	654,362	613,577	593,920	591,122	580,155	577,051	25,284	68,032
2018					592,566	580,528	575,765	585,009	577,485	573,040	25,787	84,264
2019						12,751	9,945	10,871	10,152	11,943	192	—
Total										$3,617,417	$157,562	$334,296

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$77,370	$78,161	$79,230	$81,159	$82,436	$82,709	$82,286	$82,676	$82,761	$83,026
2009	93,425	96,396	98,811	100,103	101,823	102,877	103,771	104,205	104,434	104,685
2010	103,280	108,171	114,639	115,014	115,959	116,332	114,730	115,508	115,765	116,064
2011	105,584	114,107	115,966	122,579	124,315	125,843	129,408	130,413	130,958	131,877
2012	119,059	138,706	150,543	158,807	164,512	168,154	172,251	174,436	175,021	176,022
2013	121,182	168,785	199,300	216,527	227,502	234,342	248,103	252,506	255,720	257,523
2014	69,512	189,954	268,467	321,258	355,414	370,176	383,529	392,101	398,441	404,591
2015		86,695	246,616	338,642	388,640	417,736	448,867	466,868	476,769	483,387
2016			110,051	284,501	380,602	428,651	449,347	471,382	484,367	494,160
2017				111,508	274,596	448,551	485,611	507,903	520,180	528,411
2018					110,954	409,986	465,762	499,349	515,459	524,987
2019						3,907	5,821	8,070	9,024	9,717
Total										3,314,450
	All outstanding liabilities prior to 2008, net of reinsurance									62
Total net reserves excluding impact of LPT/ADC Agreement										303,029

Less: Impact of LPT/ADC Agreement										(334,296)
Total net reserves including impact of LPT/ADC Agreement										$(31,267)

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

General Liability	Incurred loss and LAE, net of reinsurance (excluding impact of LPT/ADC Agreement)										At December 31, 2023
For the Year Ended December 31,	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$33,792	$34,169	$35,985	$36,627	$37,605	$36,996	$40,398	$40,381	$40,017	$39,796	$2,435	$209
2009	30,902	32,418	34,040	34,863	35,138	35,410	36,228	35,733	35,495	35,433	182	103
2010	36,455	38,536	38,298	41,597	42,884	43,062	45,490	44,778	44,856	44,907	278	527
2011	40,557	42,100	45,303	49,338	52,746	53,499	55,607	54,683	54,288	54,495	218	997
2012	42,450	48,851	50,800	55,991	59,948	63,429	63,704	64,052	63,615	63,214	3,853	1,573
2013	43,116	66,869	68,641	79,731	89,204	92,032	95,050	96,342	96,388	97,920	1,559	3,800
2014	65,469	66,558	77,930	99,873	111,970	116,085	119,367	119,782	119,413	119,554	4,834	7,027
2015		118,111	95,766	122,942	139,518	154,071	154,529	154,939	155,234	155,101	3,760	13,465
2016			98,149	114,864	120,911	148,371	147,858	147,996	150,019	153,168	7,368	20,243
2017				116,158	133,533	165,268	161,354	162,856	167,257	170,669	13,341	26,585
2018					121,991	153,822	148,817	148,295	151,791	160,003	13,825	38,441
2019						5,427	6,017	5,981	3,906	3,077	964	—
Total										$1,097,337	$52,617	$112,970

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$32,849	$32,423	$32,765	$34,935	$36,699	$34,893	$37,253	$37,278	$37,473	$37,289
2009	24,298	28,312	30,924	32,878	33,473	32,487	34,984	34,999	35,093	35,197
2010	26,429	30,948	34,125	37,317	39,214	39,888	42,509	43,076	44,040	44,246
2011	22,963	31,619	39,350	41,257	47,141	49,178	51,492	52,592	53,064	53,320
2012	18,020	29,752	40,864	45,775	53,526	56,538	55,350	57,913	58,889	58,412
2013	10,226	32,249	44,698	58,377	70,074	76,996	83,571	87,178	89,473	92,705
2014	3,503	24,581	36,026	57,678	77,259	86,101	92,861	96,521	102,290	107,865
2015		20,849	33,963	52,350	79,291	98,278	112,542	120,546	131,224	140,414
2016			6,402	21,959	45,855	67,064	88,627	101,764	114,422	129,683
2017				6,967	27,001	51,545	79,531	97,356	119,417	139,460
2018					7,907	24,618	42,792	65,947	90,841	115,496
2019						27	314	717	1,218	1,581
Total										955,668
	All outstanding liabilities prior to 2008, net of reinsurance									98
Total net reserves excluding impact of LPT/ADC Agreement										141,767

Less: Impact of LPT/ADC Agreement										(112,970)
Total net reserves including impact of LPT/ADC Agreement										$28,797

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Commercial Auto Liability	Incurred loss and LAE, net of reinsurance (excluding impact of LPT/ADC Agreement)										At December 31, 2023
For the Year Ended December 31,	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$34,522	$34,584	$35,975	$35,521	$35,382	$35,542	$37,746	$37,854	$37,885	$37,880	$2,532	$20
2009	30,812	31,024	30,468	30,919	31,033	31,064	31,082	31,019	30,979	30,978	633	66
2010	38,043	40,193	40,523	42,146	41,996	42,070	40,637	40,631	40,608	40,556	139	3
2011	32,578	33,839	34,790	36,149	36,065	34,643	34,707	34,690	34,633	34,644	485	—
2012	40,076	44,812	48,116	46,150	45,753	45,917	45,902	45,753	45,860	45,887	36	8
2013	44,771	50,647	59,702	63,162	62,163	63,620	63,532	63,589	63,500	63,471	205	130
2014	47,525	55,023	73,966	82,427	89,299	92,572	94,238	93,208	93,164	93,434	1,167	339
2015		66,967	92,955	106,560	119,141	127,560	129,849	129,082	129,632	130,631	389	835
2016			121,828	118,210	144,077	171,504	170,275	167,479	170,221	171,563	(1,479)	4,108
2017				156,575	189,257	220,457	230,972	220,471	224,132	227,165	3,270	8,197
2018					177,150	224,780	230,200	219,800	230,516	234,717	4,055	17,128
2019						79,172	77,371	73,023	74,553	74,504	5,357	—
2020										—	(7)	—
Total										$1,185,430	$16,782	$30,834

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$32,643	$33,536	$34,074	$34,803	$35,284	$36,968	$34,982	$35,013	$35,339	$35,349
2009	26,975	29,226	29,829	29,842	30,204	31,194	30,337	30,340	30,341	30,342
2010	34,855	37,734	39,413	39,750	40,282	40,395	40,407	40,411	40,416	40,416
2011	25,808	29,769	32,362	33,130	33,155	33,451	33,872	34,005	34,158	34,159
2012	26,508	35,460	43,745	44,165	45,555	45,751	45,819	45,812	45,825	45,831
2013	19,865	34,379	48,122	57,349	59,600	62,331	62,562	62,968	63,070	63,079
2014	8,450	22,858	42,960	64,459	79,766	87,458	90,761	91,000	91,115	91,819
2015		13,102	39,179	62,945	86,433	107,707	118,753	121,605	125,415	128,693
2016			19,071	48,595	76,635	113,174	133,826	145,727	158,822	165,475
2017				26,863	69,657	115,623	154,600	176,863	197,857	212,952
2018					30,018	67,080	107,184	138,770	178,479	207,553
2019						9,456	22,799	34,365	49,073	59,162
2020							7	7	7	7
Total										1,114,837
	All outstanding liabilities prior to 2008, net of reinsurance									57
Total net reserves excluding impact of LPT/ADC Agreement										70,650

Less: Impact of LPT/ADC Agreement										(30,834)
Total net reserves including impact of LPT/ADC Agreement										$39,816

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

European Hospital Liability	Incurred loss and LAE, net of reinsurance										At December 31, 2023
For the Year Ended December 31,	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2011	$48,464	$46,100	$63,479	$61,552	$59,019	$61,240	$61,517	$62,268	$69,655	$70,652	$(1,008)
2012	78,617	100,807	90,177	85,386	110,349	115,107	116,023	117,456	120,689	121,675	(3,036)
2013	60,125	62,720	82,397	75,340	96,568	102,288	103,655	105,258	107,268	108,573	(1,358)
2014	49,790	52,429	56,158	62,486	78,792	83,937	84,962	86,288	86,101	88,950	(951)
2015		46,419	45,067	58,679	64,517	67,595	67,828	70,100	71,680	73,957	2,628
2016			43,461	50,033	65,484	67,961	66,474	67,797	67,255	68,576	3,243
2017				40,010	50,977	53,058	51,640	49,686	48,477	48,984	3,327
2018					43,555	30,892	31,805	31,177	33,384	33,455	725
2019						15,519	14,365	15,318	15,261	15,444	1,344
Total										$630,266	$4,914

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2011	$22,974	$28,104	$34,919	$40,400	$44,495	$48,189	$52,638	$55,539	$59,705	$63,056
2012	34,162	44,496	57,207	67,454	75,295	81,276	91,090	96,039	102,818	108,615
2013	14,674	25,246	38,521	48,424	54,268	61,350	74,262	79,699	87,566	93,500
2014	4,106	11,566	24,042	34,218	38,395	45,291	56,926	59,822	69,805	76,532
2015		3,391	10,782	22,261	28,410	34,118	44,752	44,270	53,736	59,618
2016			3,499	10,393	17,221	22,907	34,000	36,546	46,325	50,899
2017				1,249	4,312	7,390	14,344	19,770	29,293	33,143
2018					899	2,213	5,273	7,589	21,635	24,479
2019						11,195	1,564	2,954	10,284	11,207
Total										521,049
Total net reserves										$109,217

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

All Other Lines	Incurred loss and LAE, net of reinsurance (excluding impact of LPT/ADC Agreement)										At December 31, 2023
For the Year Ended December 31,	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$29,149	$29,237	$29,070	$29,576	$29,574	$29,519	$24,045	$24,016	$24,013	$24,013	$(4,847)	$—
2009	13,329	14,309	14,492	16,088	15,653	14,617	15,750	15,373	15,373	15,379	383	1
2010	15,484	16,078	16,105	17,071	17,059	15,438	15,905	15,905	15,905	15,905	52	—
2011	27,509	22,359	22,616	23,376	23,506	21,469	21,515	21,500	21,496	21,490	132	—
2012	19,426	21,898	18,673	19,850	20,260	19,578	17,969	17,811	17,819	17,775	(310)	17
2013	17,630	28,058	22,918	21,313	21,669	21,735	20,644	20,639	20,637	20,593	1,111	28
2014	20,597	25,268	26,021	24,958	26,278	24,929	21,496	21,491	21,493	21,481	(51)	14
2015		52,706	54,857	49,631	49,463	47,882	44,939	44,749	44,456	44,379	639	15
2016			79,654	74,948	72,384	73,602	67,060	66,944	66,791	67,162	6,353	61
2017				104,637	96,812	92,904	96,196	96,104	96,267	96,485	1,513	199
2018					96,910	103,489	101,553	101,913	102,061	101,326	(1,253)	319
2019						37,945	43,146	43,554	42,003	42,310	916	—
2020										—	(103)	—
Total										$488,298	$4,535	$654

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$31,217	$29,388	$29,177	$30,833	$30,683	$29,234	$24,706	$28,850	$28,850	$28,850
2009	11,093	13,105	13,870	15,224	15,051	14,009	14,954	14,986	14,986	14,986
2010	15,375	15,748	16,058	16,919	16,786	15,285	15,853	15,854	15,854	15,854
2011	21,279	22,044	22,715	23,892	23,661	21,481	21,343	21,339	21,334	21,359
2012	16,033	16,936	17,946	18,205	18,685	17,559	18,071	18,077	18,077	18,084
2013	15,997	17,509	20,258	20,456	20,447	19,343	20,146	19,465	19,463	19,482
2014	12,028	20,277	20,940	22,018	26,194	21,405	21,497	21,493	21,509	21,532
2015		28,929	45,208	42,631	41,962	44,179	43,622	43,895	43,742	43,737
2016			42,795	69,805	65,452	63,234	63,450	60,008	59,967	60,682
2017				48,903	80,726	80,735	93,212	93,541	94,206	94,710
2018					56,539	86,455	98,386	101,158	102,587	102,406
2019						22,095	38,793	40,427	40,670	41,028
2020							4	103	103	103
2021								66	66	55
Total										482,868
	All outstanding liabilities prior to 2008, net of reinsurance									(3)
Total net reserves excluding impact of LPT/ADC Agreement										5,427

Less: Impact of LPT/ADC Agreement										(654)
Total net reserves including impact of LPT/ADC Agreement										$4,773

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Reconciliation of Loss Development Tables to Consolidated Balance Sheet
The following table represents a reconciliation of the net incurred and paid loss development tables to the reserve for loss and LAE in the Consolidated Balance Sheet at December 31, 2023:

	December 31, 2023
	Total Net Reserves (including impact of ADC)	Reinsurance Recoverables on unpaid claims	Total Gross Reserves
Diversified Reinsurance
IIS business	$34,305	$663	$34,968
Other reconciling items excluded from loss development tables
GLS	12,683	5,029	17,712
Other run-off lines	15,817	—	15,817
Total Diversified Reinsurance	62,805	5,692	68,497
AmTrust Reinsurance
Workers' Compensation(1)	(31,267)	334,296	303,029
General Liability	28,797	112,970	141,767
Commercial Auto Liability	39,816	30,834	70,650
European Hospital Liability	109,217	—	109,217
All Other Lines	4,773	654	5,427
Total	151,336	478,754	630,090
Other reconciling items excluded from loss development tables	86,192	36,709	122,901
Total AmTrust Reinsurance	237,528	515,463	752,991

US Treaty business ceded to Cavello	2,769	43,176	45,945

Total reserves for loss and LAE	$303,102	$564,331	$867,433
(1) Remaining Workers' Compensation reserves from commutation to AmTrust executed by Maiden in July 2019 are approximately $83,305 which are treated as outstanding per the LPT/ADC Agreement with Cavello. The allocated portion of these reserves projected to be paid by Cavello in future periods results in an estimated ceded IBNR which exceeds the gross IBNR.
b)Claims duration disclosure
The following unaudited supplementary information represents the average annual percentage payout of net loss and LAE by age, net of reinsurance, for both our reportable segments at December 31, 2023:

	Average annual payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Diversified Reinsurance
International	41.1%	4.5%	1.0%	1.0%	1.1%	0.1%	(0.2)%	(0.6)%	(0.2)%	0.2%
AmTrust Reinsurance
Workers' Compensation	19.0%	32.3%	18.1%	8.8%	5.0%	3.4%	2.7%	2.1%	1.4%	1.4%
General Liability	6.0%	10.6%	13.3%	16.1%	14.1%	10.9%	8.0%	6.7%	3.8%	3.5%
Commercial Auto Liability	11.9%	17.6%	18.7%	18.1%	14.0%	8.5%	5.1%	2.0%	1.2%	0.7%
European Hospital Liability	3.5%	7.7%	11.2%	14.7%	12.7%	6.8%	5.5%	6.6%	6.4%	4.9%
All other lines	57.1%	32.4%	2.7%	4.7%	3.6%	(1.0)%	1.5%	(0.1)%	(0.7)%	(0.1)%
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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Consolidated Income Statements for the years ended December 31, 2023 and 2022, respectively:

For the Year Ended December 31,	2023	2022
Gross and net premiums written	$(3,936)	$(18,538)
Net premiums earned	14,930	9,749
Net loss and loss adjustment expenses	(47,617)	(45,508)
Commission and other acquisition expenses	(5,583)	(4,347)
Collateral provided to AmTrust
a) AmTrust Quota Share
To provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of AmTrust's insurance subsidiaries, established trust accounts ("Trust Accounts") for their benefit. Maiden Reinsurance has provided appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral which can include (a) assets loaned by Maiden Reinsurance to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Reinsurance for deposit into the Trust Accounts, or (c) a letter of credit obtained by Maiden Reinsurance and delivered to an AmTrust subsidiary on AII's behalf. Maiden Reinsurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Reinsurance's proportionate share of its obligations under the AmTrust Quota Share. The collateral requirements under the AmTrust Quota Share with AII were satisfied as follows:
•.by lending funds of $167,975 at December 31, 2023 and 2022 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. There was no allowance for expected credit losses recognized on the loan at December 31, 2023. Interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. The interest income on the loan was $11,802 for the year ended December 31, 2023 (2022 - $6,202) and the effective yield was 7.0% (2022 - 3.7%).
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
•.effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral at December 31, 2023 was approximately $0 (2022 - $42,305) and the accrued interest was $0 (2022 - $224). Please refer to "Note 4. (e) Investments" for additional information.
•.on January 11, 2019, the Company transferred $575,000 to AmTrust as a portion of the existing Trust Accounts used for collateral on the AmTrust Quota Share was converted to funds withheld. The funds withheld receivable earns an annual interest rate of 3.5% for 2023, subject to annual adjustment (2022 - 2.1%). At December 31, 2023, the funds withheld balance was $128,451 (2022 - $416,835) and accrued interest was $1,584 (2022 - $2,359). The interest income on the funds withheld receivable was $10,009 for the year ended December 31, 2023 (2022 - $10,791). No allowance for expected credit losses was recognized for the fund withheld receivable from AmTrust and related accrued interest at December 31, 2023.
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
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of collateral held in reinsurance trust accounts at December 31, 2023 was $147,635 (2022 - $188,473) and the accrued interest was $1,091 (2022 - $966).
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $324 of investment management fees for the year ended December 31, 2023 (2022 - $417) under this agreement.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees
a) Concentrations of Credit Risk
At December 31, 2023 and 2022, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance balances receivable, reinsurance recoverable on unpaid losses and funds withheld receivable. Please refer to "Note 8 — Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength.
The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. Reinsurance receivable and recoverable balances, loan to related party, and the funds withheld receivable are reviewed for expected credit losses on a quarterly basis and are presented net of an allowance for expected credit losses. Letters of credit are provided by its reinsurers for material amounts recoverable as discussed in "Note 8 — Reinsurance".
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at December 31, 2023. To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at December 31, 2023 will be fully collectible.
Please refer to "Note 2. Significant Accounting Polices" for additional information on the Company's credit loss allowances as at December 31, 2023 regarding other investments, reinsurance recoverable on unpaid losses, reinsurance balances receivable and funds withheld receivable that were recorded under Topic 326 which was adopted effective January 1, 2023.
b) Concentrations of Revenue
During the year ended December 31, 2023, net premiums earned from AmTrust accounted for $14,930 or 34.0% of total net premiums earned (2022 – $9,749 or 25.8%).
c) Brokers
The Company formerly marketed its Diversified Reinsurance segment through third-party intermediaries as well as directly through its own marketing efforts. The majority of business within the Diversified Reinsurance segment was marketed directly through our own efforts with no significant reliance on brokers for the years ended December 31, 2023 and 2022.
d) Letters of Credit
At December 31, 2023, the Company had standby letters of credit outstanding of $40,479 (2022 - $40,319) for collateral purposes. These are secured by cash and fixed maturities with a fair value of $46,935 at December 31, 2023 (2022 - $47,110). The standby letters of credit are principally used to support the reinsurance obligations of the operating subsidiaries and are subject to certain covenants, including the requirement to maintain sufficient collateral to cover all of the obligations. Such obligations include contingent reimbursement obligations for outstanding letters of credit and related fees payable. In the event of default, the credit providers may exercise certain remedies, including the exercise of control over the pledged collateral and the termination of the availability of the standby credit facility to any or all of the operating subsidiaries. At December 31, 2023, the operating subsidiaries were in compliance with all standby letter of credit covenants.
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
As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 10%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. At December 31, 2023, the Company's future lease obligations of $228 (2022 - $300) were calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate. This amount has been recognized on the Consolidated Balance Sheets as a lease liability within accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets.
The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's weighted-average remaining lease term is 1.2 years at December 31, 2023.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
Under Topic 842, Leases, the Company recognizes the related leasing expense on a straight-line basis over the lease term on the Consolidated Statements of Income. The total lease expense for the year ended December 31, 2023 was $478 (2022 - $375) recognized within general and administrative expenses consistent using the prior accounting treatment under Topic 840.
At December 31, 2023, the scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

For the Year Ended December 31,	Total
2024	$201
2025	42
Discount for present value	(15)
Total discounted operating lease liabilities	$228
The Company is expected to lease office space in New York City commencing in 2024, which will create a significant right-of-use asset and a lease liability once the building and certain leasehold improvements have been completed and the operating lease has commenced. The Company expects to occupy this space and capitalize the leased asset in the second quarter of 2024.

g) Investment Commitments and Related Financial Guarantees
The Company had total unfunded commitments on alternative investments of $100,846 at December 31, 2023 (2022 - $112,989) which included commitments for other investments, private equity securities and equity method investments. The table below shows the total unfunded commitments by type of investment as at December 31, 2023 and 2022:

December 31,	2023		2022
	Fair Value	% of Total	Fair Value	% of Total
Private equity funds	$53,675	53.2%	$54,996	48.7%
Private credit funds	11,361	11.3%	13,906	12.3%
Investments in direct lending entities	595	0.6%	—	—%
Privately held equity investments	—	—%	705	0.6%
Total unfunded commitments on other investments	65,631	65.1%	69,607	61.6%

Total unfunded commitments on equity securities	14,735	14.6%	16,509	14.6%

Total unfunded commitments on equity method investments	20,480	20.3%	26,873	23.8%

Total unfunded commitments on alternative investments	$100,846	100.0%	$112,989	100.0%
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
As discussed above, at December 31, 2023, guarantees of $62,508 (2022 - $42,141) were provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.
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
A putative class action complaint was filed against Maiden Holdings, Arturo M. Raschbaum, Karen L. Schmitt, and John M. Marshaleck in the United States District Court for the District of New Jersey on February 11, 2019. On February 19, 2020, the Court appointed lead plaintiffs, and on May 1, 2020, lead plaintiffs filed an amended class action complaint (the “Amended Complaint”).The Amended Complaint asserts violations of Section 10(b) of the Exchange Act and Rule 10b-5 (and Section 20(a) for control person liability) arising in large part from allegations that Maiden failed to take adequate loss reserves in connection with reinsurance provided to AmTrust. Plaintiffs further claim that certain of Maiden Holdings’ representations concerning its business, underwriting and financial statements were rendered false by the allegedly inadequate loss reserves, that these misrepresentations inflated the price of Maiden Holdings' common stock, and that when the truth about the misrepresentations was revealed, the Company’s stock price fell, causing Plaintiffs to incur losses. On September 11, 2020, a motion to dismiss was filed on behalf of all Defendants. On August 6, 2021, the Court issued an order denying, in part, Defendants’ motion to dismiss, ordering Plaintiffs to file a shorter amended complaint no later than August 20, 2021, and permitting discovery to proceed on a limited basis. On February 7, 2023, the District Court denied Plaintiffs’ motion for reconsideration of the District Court’s decision denying Plaintiffs’ objection to the Magistrate Judge’s December 2021 ruling on discovery. On May 26, 2023, the Company filed a Renewed Motion to Dismiss the Second Amended Complaint or, in the Alternative, for Summary Judgment, which has been fully briefed. On December 19, 2023, the U.S. District Court for the District of New Jersey granted summary judgment on plaintiffs’ claim for securities fraud under Section 10(b) of the Securities Exchange Act to Maiden Holdings, Ltd. and individual defendants Arturo Raschbaum, Karen Schmitt, and John Marshalek. The Court held that the factual record failed to support, as a matter of law, plaintiffs’ allegations that the defendants had made false statements regarding the Company’s loss reserves. The Court also dismissed plaintiffs’ claims that the individual defendants were liable as control persons under Section 20(a) of the Securities Exchange Act for any such alleged false statements. Plaintiffs have appealed to the United States Court of Appeals for the Third Circuit.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Year Ended December 31,	2023	2022
Numerator:
Net loss	$(38,569)	$(60,041)
Gain from exchange of preference shares – Series A, C and D	—	87,240
Gain from repurchase of preference shares – Series A, C and D	—	28,233
Amount allocated to participating common shareholders(1)	—	(314)
Net (loss) income allocated to Maiden common shareholders	$(38,569)	$55,118
Denominator:
Weighted average number of common shares – basic	101,382,606	87,112,711
Potentially dilutive securities:
Share options and restricted share units(2)	—	1,263
Adjusted weighted average common shares – diluted	101,382,606	87,113,974
Basic and diluted (loss) earnings per share (attributable) available to common shareholders	$(0.38)	$0.63
(1)This represents the share in net income using the two-class method for holders of non-vested restricted shares issued to the Company's employees under the 2019 Omnibus Incentive Plan.
(2)Please refer to "Note 6 — Shareholders' Equity" and "Note 14 — Share Compensation and Pension Plans" in the Notes to Consolidated Financial Statements for the terms and conditions of securities that could potentially be dilutive in the future. For the year ended December 31, 2023, there were 0 potentially dilutive securities (2022 - 1,263).

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
Bermuda recently enacted the Corporate Income Tax Act 2023 on December 27, 2023 (the “CIT Act”). Entities subject to tax under the CIT Act are the Bermuda constituent entities of multi-national groups. A multi-national group is defined under the CIT Act as a group with entities in more than one jurisdiction with consolidated revenues of at least €750 million for two of the four previous fiscal years. If Bermuda constituent entities of a multi-national group are subject to tax under the CIT Act, such tax is charged at a rate of 15% of the net income of such constituent entities (as determined in accordance with the CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). No tax is chargeable under the CIT Act until tax years starting on or after January 1, 2025. The Company's consolidated revenues do not presently meet the minimum amounts for taxation under the CIT Act. Should the Company become eligible to be taxed under the CIT Act, there would be an adverse effect on the Company's results of operation.
Pillar Two addresses the BEPS risk of profit shifting to entities in low tax jurisdictions by introducing a global minimum tax and a proposed tax on base eroding payments, which would operate through a denial of a deduction or imposition of source-based taxation (including withholding tax) on certain payments. In December 2021, the OECD issued Pillar Two model rules for domestic implementation of the global minimum tax and shortly thereafter the European Commission proposed a Directive to implement the Pillar Two rules into EU law, which required EU member states to transpose the rules into their national laws by December 31, 2023 with certain measures initially being effective from January 1, 2024. In 2023, a number of jurisdictions (including Sweden and the UK) passed legislation to implement the OECD/G20's model rules into domestic law with effect from January 1, 2024. The proposals, in particular in relation to Pillar Two, are broad in scope and include a number of exemptions which are available to the Company therefore no impact on our results of operation are expected at this time.
Maiden NA files a consolidated federal income tax return for the Company’s U.S. based subsidiaries, including Maiden Reinsurance, which re-domesticated to Vermont on March 16, 2020 and, as a result, became subject to U.S. taxes. Maiden NA has Net Operating Loss carry-forwards ("NOL") and other Deferred Tax Assets (“DTA”) and Deferred Tax Liabilities (“DTL”) that are not presently recognized as a net DTA because a full valuation allowance is currently carried against them. Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes was determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should our U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Tax years 2020 to 2022 are subject to examination in the U.S by the Internal Revenue Service. The Inflation Reduction Act was signed into law in August 2022 and is effective for tax years beginning after December 31, 2022. The minimum tax provisions under the act are not currently applicable to the Company as we do not meet the taxable income thresholds.
The Company has subsidiary operations in various other locations around the world, including Canada, Ireland, Sweden and the United Kingdom, that are subject to relevant taxes in those jurisdictions. These subsidiaries are not under examination but generally remain subject to examination in all applicable jurisdictions for tax years from 2019 through 2023. Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries as it is the intention that such earnings will remain reinvested or will not be taxable. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding tax in the country of the paying entity. Currently, however, no withholding taxes have been accrued.
There were no unrecognized tax benefits at December 31, 2023 and 2022. Total loss before income taxes and total income tax expense (benefit) for the years ended December 31, 2023 and 2022 are as follows:

For the Year Ended December 31,	2023	2022
Loss before income taxes – Domestic (Bermuda)	$(32,456)	$(20,509)
Loss before income taxes – Foreign (U.S. and others)	(5,917)	(40,089)
Total loss before income taxes	$(38,373)	$(60,598)

Current tax expense – Domestic (Bermuda)	$—	$—
Current tax benefit – Foreign (U.S. and others)	(146)	(478)
Total current tax benefit	(146)	(478)

Deferred tax expense – Domestic (Bermuda)	—	—
Deferred tax expense (benefit) – Foreign (U.S. and others)	342	(79)
Total deferred tax expense (benefit)	342	(79)

Total income tax expense (benefit)	$196	$(557)

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
13. Income Taxes (continued)

The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2023 and 2022 to the amount computed by applying the effective tax rate of 0.0% under Bermuda law to the Company's loss before income taxes:

For the Year Ended December 31,	2023	2022
Loss before income taxes	$(38,373)	$(60,598)
Less: income tax expense (benefit)	196	(557)
Net loss	$(38,569)	$(60,041)
Reconciliation of effective tax rate (% of income before income taxes)
Bermuda tax rate	—%	—%
U.S. taxes at statutory rates	(2.0)%	36.5%
Valuation allowance in respect of U.S. taxes	2.0%	(36.5)%
Other jurisdictions	(0.5)%	0.9%
Actual tax rate	(0.5)%	0.9%
Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the Company's deferred tax assets and liabilities at December 31, 2023 and 2022 were as follows:

December 31,	2023	2022
Deferred tax assets:
Net operating losses	$70,858	$58,939
Unearned premiums	1,929	2,813
Capital loss carry-forward	2,909	3,036
Net unrealized losses on investments	17,223	23,276
Discounting of net loss and LAE reserves	14,542	22,964
Deferred gain on retroactive reinsurance	14,892	11,032
Others	2,373	1,175
Deferred tax assets before valuation allowance	124,726	123,235
Valuation allowance	119,742	116,237
Deferred tax assets, net	4,984	6,998
Deferred tax liabilities:
Deferred commission and other acquisition expenses	4,195	5,767
Others	—	56
Deferred tax liabilities	4,195	5,823
Net deferred tax asset	$789	$1,175
The net deferred tax asset at December 31, 2023 was $789 (2022 - $1,175). A valuation allowance has been established against the net U.S. and International deferred tax assets which is primarily attributable to net operating losses and capital losses in the respective regions. At this time, the Company believes it is necessary to establish a valuation allowance against the U.S. and International net deferred tax assets as more evidence is needed regarding the utilization of these losses. During 2023, the Company recorded an increase in the valuation allowance of $3,505 (2022 - increase of $26,160).
At December 31, 2023, the Company has available net operating loss carry-forwards of $337,420 (2022 - $280,664) for income tax purposes. Approximately $186,203 (2022 - $179,549) of the net operating loss carryforwards expire in various years beginning in 2029. As of December 31, 2023, approximately $151,217 or 44.8% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law. At December 31, 2023, the Company also has a capital loss carry-forward of $13,853 (2022 - $14,458) which will expire in beginning in 2024.

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
This table shows all share option activity under the 2019 Omnibus Plan for the years ended December 31, 2023 and 2022:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Option Exercise Prices (Low to High)
Outstanding, December 31, 2021	215,000	$8.91	4.28 years	$13	$1.31	$13.98
Exercised	(7,500)	1.31		7
Expired	(57,250)	7.20
Forfeited	(6,250)	7.20
Outstanding, December 31, 2022	144,000	9.72	3.40 years	—	3.24	13.98
Expired	(22,500)	10.48
Outstanding, December 31, 2023	121,500	9.58	2.97 years	—	3.24	13.98
Total exercisable, December 31, 2023	121,500	9.58	2.97 years	—	3.24	13.98
The weighted average grant date fair value is $2.22 (2022 - $2.29) for all options outstanding at December 31, 2023. There was $0 (2022 - $0) of total unrecognized compensation cost related to non-vested options outstanding at December 31, 2023. There were zero share options exercised during the year ended December 31, 2023 (2022 - 7,500).
Restricted Shares
The fair value of each restricted share is determined based on the market value of the Company's common shares on the date of grant. The total estimated fair value is amortized as an expense on a straight-line basis over the requisite service period as determined by the Committee, which varies between zero to two years for employees and one year for directors.
Non-Performance-Based ("NPB") Restricted Shares
On or around June 1 each year, the Company grants $65 worth of compensation to each non-employee director in the form of either restricted shares, share options or cash. If non-cash compensation is granted to the non-employee directors, this will vest on the first anniversary of the grant date.
For the year ended December 31, 2023, the Company issued a total of 804,099 (2022 - 382,436) restricted shares to non-employee directors as well as employees for compensation related to their services. The restricted shares for non-employee directors were issued on June 1, 2023 pursuant to the 2019 Omnibus Plan and vest in full on June 1, 2024. The restricted shares issued to other employees will vest after two years of service. The total fair value of NPB Restricted Shares that vested during the year ended December 31, 2023 was $797 (2022 - $455).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
14. Share Compensation and Pension Plans (continued)
Discretionary Performance-Based ("PB") Restricted Shares
During the year ended December 31, 2023, a total of 225,490 (2022 - 724,702) restricted shares were granted to senior management pursuant to the 2019 Omnibus Plan, of which 225,490 (2022 - 724,702) restricted shares vested immediately. The total fair value of PB Restricted Shares that vested during the year ended December 31, 2023 was $519 (2022 - $2,148).
The following table shows the summary of activity for the Company's restricted share awards:

	Non-Performance-Based Restricted Shares		Discretionary Performance-Based Restricted Shares
	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2021	249,332	$3.35	238,094	$1.26
Awards granted	382,436	2.51	724,702	2.55
Awards vested	(137,677)	3.30	(962,796)	2.23
Awards forfeited	(1,628)	3.07	—	—
Non-vested at December 31, 2022	492,463	2.71	—	—
Awards granted	804,099	2.25	225,490	2.30
Awards vested	(282,785)	2.82	(225,490)	2.30
Awards forfeited	(38,750)	2.49	—	—
Non-vested at December 31, 2023	975,027	2.31	—	—
Total unrecognized compensation cost of $1,071 related to restricted shares at December 31, 2023, which will be recognized during the next 1.07 years. Total share-based expense for the year ended December 31, 2023 was $1,725 (2022 - $2,740).
The table above excludes 1,050,980 restricted shares granted as follows: (i) 450,980 restricted shares granted on March 15, 2022 that may be earned by certain executives of the Company starting at the conclusion of fiscal 2023 upon the achievement of certain financial metrics as established in the Company’s year-end audited consolidated financial statements, which metrics must be achieved by the end of fiscal 2028, in the sole discretion of the Compensation Committee, (ii) 300,000 restricted shares granted on March 17, 2023, that may be earned by certain executives of the Company starting at the conclusion of fiscal 2023 upon the achievement of certain financial metrics as established in the Company’s year-end audited consolidated financial statements, which metrics must be achieved by the end of fiscal 2029,in the sole discretion of the Compensation Committee; and (iii) 300,000 restricted shares granted on March 17, 2023, that may be earned by certain executives of the Company starting at the conclusion of fiscal 2024 upon the achievement of certain financial metrics as established in the Company’s year-end audited consolidated financial statements, which metrics must be achieved by the end of fiscal 2029, in the sole discretion of the Compensation Committee. During the year ended December 31, 2023, the Company did not recognize any compensation expense related to these awards as none of the financial metrics were met.
Pension Plans
The Company provides pension benefits to eligible employees principally through its sponsorship of various defined contribution plans which vary by subsidiary. The Company’s total expenses for its defined contribution pension plans for the year ended December 31, 2023 was $795 (2022 - $707).

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

	Maiden Reinsurance (a)	Maiden LF (b)	Maiden GF (b)
Statutory Capital and Surplus
December 31, 2023	$886,264	$7,795	$8,482
December 31, 2022	898,137	7,807	8,471

Statutory Net Income (Loss)
For the Year Ended December 31, 2023	$25,816	$(658)	$(1,246)
For the Year Ended December 31, 2022	(88,240)	(507)	(289)
a) United States of America
Under Vermont statutory regulations, no captive insurance company may pay a dividend out of, or other distribution with respect to, capital or surplus without the prior approval of the Commissioner of the Vermont DFR (the "Commissioner"). Approval of an ongoing plan for the payment of dividends or other distributions shall be conditioned upon the retention, at the time of each payment, of capital or surplus in excess of amounts specified by, or determined in accordance with formulas approved by, the Commissioner. Notwithstanding the provisions of 11B Vermont Statutes Annotated chapter 13, a captive insurance company may make such distributions as are in conformity with its purposes and approved by the Commissioner.
On May 13, 2022, the Vermont DFR approved an annual dividend program to be paid by Maiden Reinsurance to Maiden NA with notification to the Vermont DFR as dividends are paid quarterly. Pursuant to this approval, three quarterly dividend payments of $6,250 were made in 2022 and the final quarterly dividend payment paid by Maiden Reinsurance to Maiden NA occurred on February 28, 2023. On May 22, 2023, the Vermont DFR approved a new annual dividend program to be paid by Maiden Reinsurance to Maiden NA with notification to the Vermont DFR as dividends are paid quarterly. Pursuant to this approval, dividend payments made by Maiden Reinsurance under this approval included $6,250 paid to Maiden NA on May 31, 2023, August 31, 2023 and November 30, 2023. Under the respective approved dividend programs, Maiden Reinsurance paid total dividends of $25,000 to Maiden NA during the year ended December 31, 2023 (2022 - $18,750).
Maiden Reinsurance is also required to maintain minimum levels of solvency and liquidity as determined by Vermont law, and to comply with Risk-Based Capital ("RBC") requirements and licensing rules as specified by the National Association of Insurance Commissioners ("NAIC"). RBC is used to evaluate the adequacy of capital and surplus maintained by Maiden Reinsurance in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate risk and (iv) business risk. At December 31, 2023, Maiden Reinsurance's statutory capital and surplus exceeded the amount required to be maintained of $97,567 as of that date.
On April 14, 2020, the Vermont DFR granted Maiden Reinsurance a permitted practice to include as an admitted asset the loan receivable from Maiden Holdings. If the loan was to be a non-admitted asset, the statutory surplus at December 31, 2023 would be decreased by $252,879 with no impact on the 2023 statutory basis statements of income and changes in capital and surplus. If the loan was to be a non-admitted asset, the statutory surplus at December 31, 2022 would be decreased by $252,879 with no impact on the 2022 statutory basis statements of income and changes in capital and surplus. Maiden Reinsurance’s ratio of risk-based capital to total adjusted capital would not change materially if this asset was non-admitted on a statutory basis.
b) Sweden
The Company has two Swedish domiciled insurance subsidiaries in Sweden, Maiden LF and Maiden GF, both regulated by the Swedish Finansinspektionen ("Swedish FSA"). Maiden LF was required to maintain a minimum level of statutory capital and surplus of $4,518 at December 31, 2023 (2022 - $4,355). This requirement was met by Maiden LF throughout the respective years. Maiden LF's statutory assets were $14,787 at December 31, 2023 (2022 - $16,254) and its statutory capital and surplus was $7,795 at December 31, 2023 (2022 - $7,807). Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to Maiden Holdings. Maiden LF is not allowed to pay dividends or distributions without the permission of the Swedish FSA. No dividends were paid during the years ended December 31, 2023 and 2022.
Maiden GF was required to maintain a minimum level of statutory capital and surplus of $5,001 at December 31, 2023 (2022 - $5,616). This requirement was met by Maiden GF throughout the respective years. Maiden GF's statutory assets were $14,592 at December 31, 2023 (2022 - $13,500) and its statutory capital and surplus was $8,482 at December 31, 2023 (2022 - $8,471). Maiden GF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden GF to Maiden Holdings. Maiden GF is not allowed to pay dividends or distributions without the permission of the Swedish FSA. No dividends were paid during the years ended December 31, 2023 and 2022.