Form 10-Q
period 2024-03-31
Maiden Holdings, Ltd.
filed 2024-05-09
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
Yes ☐ No ☒
As of May 4, 2024, 100,209,450 common shares were outstanding. 143,625,719 common shares, par value $0.01 per share, were outstanding when the ownership by our affiliate Maiden Reinsurance Ltd. of 43,416,269 common shares were included. These affiliated shares are treated as treasury shares and are not included in the computation of consolidated book value and earnings per common share.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost: 2024 - $266,368; 2023 - $258,536)	$259,451	$250,601
Equity securities, at fair value (Cost: 2024 - $43,439; 2023 - $43,439)	44,428	45,299
Equity method investments	82,159	80,929
Other investments (Allowance for expected credit losses: 2024 - $1,023; 2023 - $1,023)	200,388	182,811
Total investments	586,426	559,640
Cash and cash equivalents	20,721	35,412
Restricted cash and cash equivalents	9,449	7,266
Accrued investment income	3,927	4,532
Reinsurance balances receivable, net (includes $7,882 and $9,201 from related parties in 2024 and 2023, respectively. Allowance for expected credit losses: 2024 - $145; 2023 - $187)	11,552	12,450
Reinsurance recoverable on unpaid losses (Allowance for expected credit losses: 2024 - $2,438; 2023 - $3,240)	569,346	564,331
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $15,144 and $16,605 from related parties in 2024 and 2023, respectively)	15,990	17,566
Funds withheld receivable (includes $61,016 and $128,451 from related parties in 2024 and 2023, respectively. Allowance for expected credit losses: 2024 - $18; 2023 - $19)	77,089	143,985
Other assets	6,496	5,777
Total assets	$1,468,971	$1,518,934
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $700,127 and $752,991 from related parties in 2024 and 2023, respectively)	$813,879	$867,433
Unearned premiums (includes $40,655 and $44,577 from related parties in 2024 and 2023, respectively)	42,108	46,260
Deferred gain on retroactive reinsurance	78,222	73,240
Accrued expenses and other liabilities (includes $15,347 and $10,781 from related parties in 2024 and 2023, respectively)	30,766	28,244
Senior notes - principal amount	262,361	262,361
Less: unamortized debt issuance costs	7,725	7,764
Senior notes, net	254,636	254,597
Total liabilities	1,219,611	1,269,774
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value; 2024: 150,134,586 and 2023: 149,732,355 shares issued; 2024: 100,393,538 and 2023: 100,472,120 shares outstanding)	1,501	1,497
Additional paid-in capital	886,432	886,072
Accumulated other comprehensive loss	(32,191)	(31,469)
Accumulated deficit	(485,486)	(486,945)
Treasury shares, at cost (2024: 49,741,048 shares and 2023: 49,260,235 shares)	(120,896)	(119,995)
Total shareholders’ equity	249,360	249,160
Total liabilities and equity	$1,468,971	$1,518,934
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended March 31,
	2024	2023
Revenues
Gross premiums written	$8,323	$836
Net premiums written	$8,314	$760
Change in unearned premiums	4,094	8,242
Net premiums earned	12,408	9,002
Other insurance revenue (expense), net	46	(59)
Net investment income	7,700	9,545
Net realized and unrealized investment gains	8,750	1,005
Total revenues	28,904	19,493
Expenses
Net loss and loss adjustment expenses	11,625	9,815
Commission and other acquisition expenses	5,593	4,235
General and administrative expenses	8,060	10,108
Interest and amortization expenses	4,815	3,824
Foreign exchange and other (gains) losses	(2,053)	2,816
Total expenses	28,040	30,798
Income (loss) before income taxes and interest in income (loss) of equity method investments	864	(11,305)
Less: income tax expense (benefit)	11	(28)
Interest in income (loss) of equity method investments	606	(51)
Net income (loss)	$1,459	$(11,328)

Basic and diluted earnings (loss) per share available (attributable) to common shareholders	$0.01	$(0.11)
Weighted average number of common shares - basic and diluted	100,457,125	101,552,364

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2024	2023
Net income (loss)	$1,459	$(11,328)
Other comprehensive (loss) income
Net unrealized holdings gains on AFS securities arising during period	1,018	1,936
Foreign currency translation adjustment	(1,736)	568
Other comprehensive (loss) income, before tax	(718)	2,504
Income tax expense related to components of other comprehensive (loss) income	(4)	(30)
Other comprehensive (loss) income, after tax	(722)	2,474
Comprehensive income (loss)	$737	$(8,854)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2024	2023
Common shares
Beginning balance	$1,497	$1,492
Issuance of common shares from vesting of stock based compensation	4	4
Ending balance	1,501	1,496
Additional paid-in capital
Beginning balance	886,072	884,259
Issuance of common shares from vesting of stock based compensation	(4)	(4)
Share-based compensation expense	364	777
Exchange of preference shares	—	93
Ending balance	886,432	885,125
Accumulated other comprehensive loss
Beginning balance	(31,469)	(41,234)
Change in net unrealized investment gains	1,014	1,906
Foreign currency translation adjustment	(1,736)	568
Ending balance	(32,191)	(38,760)
Accumulated deficit
Beginning balance	(486,945)	(442,863)
Opening allowance for expected credit losses	—	(5,513)
Net income (loss)	1,459	(11,328)
Ending balance	(485,486)	(459,704)
Treasury shares
Beginning balance	(119,995)	(117,075)
Shares repurchased	(901)	(288)
Ending balance	(120,896)	(117,363)
Total shareholders' equity	$249,360	$270,794
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2024	2023
Cash flows from operating activities
Net income (loss)	$1,459	$(11,328)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation, amortization and share-based compensation	(479)	(579)
Interest in (income) loss of equity method investments	(606)	51
Net realized and unrealized investment gains	(8,750)	(1,005)
Change in allowance for expected credit losses	(842)	(32)
Foreign exchange and other (gains) losses	(2,053)	2,816
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	673	269
Reinsurance recoverable on unpaid losses	692	906
Accrued investment income	573	(1,297)
Deferred commission and other acquisition expenses	1,539	2,967
Funds withheld receivable	14,325	958
Other assets	(707)	(362)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	4,131	4,597
Unearned premiums	(4,088)	(8,242)
Accrued expenses and other liabilities	2,182	(10,066)
Net cash provided by (used in) operating activities	8,049	(20,347)
Cash flows from investing activities:
Purchases of fixed maturities	(165,478)	(2,709)
Purchases of other investments	(8,204)	(8,552)
Purchases of equity method investments	(2,727)	(2,329)
Purchases of equity securities	—	(1,000)
Proceeds from sales of fixed maturities	23,835	954
Proceeds from maturities, paydowns and calls of fixed maturities	130,876	8,014
Proceeds from sale and redemption of other investments	466	10,318
Proceeds from sale and redemption of equity method investments	1,618	10,579
Others, net	(122)	(8)
Net cash (used in) provided by investing activities	(19,736)	15,267
Cash flows from financing activities:
Repurchase of common shares	(673)	(288)
Net cash used in financing activities	(673)	(288)
Effect of exchange rate changes on foreign currency cash, restricted cash and equivalents	(148)	105
Net decrease in cash, restricted cash and cash equivalents	(12,508)	(5,263)
Cash, restricted cash and cash equivalents, beginning of period	42,678	46,624
Cash, restricted cash and cash equivalents, end of period	$30,170	$41,361
Reconciliation of cash and restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$20,721	$24,194
Restricted cash and cash equivalents, end of period	9,449	17,167
Total cash, restricted cash and cash equivalents, end of period	$30,170	$41,361
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
These unaudited Condensed Consolidated Financial Statements, including these notes, should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Certain prior year comparatives have been reclassified to conform to the current period presentation. The effect of these reclassifications had no impact on previously reported shareholders' equity or net income.
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
Short-term income protection business is written on a primary basis by our wholly owned subsidiaries Maiden Life Försäkrings AB ("Maiden LF") and Maiden General Försäkrings AB ("Maiden GF") in the Scandinavian and Northern European markets. Our wholly owned subsidiary, Maiden Global Holdings Ltd. (“Maiden Global”) is a licensed intermediary in the United Kingdom. Maiden Global had previously operated internationally by providing branded auto and credit life insurance products through insurer partners, particularly those in Europe and other global markets ("IIS business"). These products also produced reinsurance programs which were underwritten by our wholly owned subsidiary Maiden Reinsurance Ltd. (“Maiden Reinsurance”). Since 2023, the Company has been evaluating the strategic value of Maiden LF and Maiden GF in relation to their ongoing growth and profitability prospects, regulatory capital requirements and ability to create shareholder value in excess of our target return on capital levels. On May 3, 2024, Maiden LF and Maiden GF entered into a renewal rights transaction with AmTrust Nordic AB ("AmTrust Nordic"), a Swedish unit of AmTrust Financial Services, Inc. ("AmTrust") which is expected to cover the majority of Maiden LF and Maiden GF's primary business written in Sweden, Norway and other Nordic countries. The Company anticipates entering into additional renewal rights agreements with other AmTrust entities for certain business written by Maiden GF and Maiden LF in the United Kingdom and Ireland. Please see "Note 14. Subsequent Events" for further details on this transaction.
The Company also has various historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off, including the liabilities associated with AmTrust reinsurance agreements which were terminated in 2019 as discussed in "Note 10. Related Party Transactions". In addition, the Company has a retroactive reinsurance agreement and a commutation agreement that further reduces its exposure and limits the potential volatility related to AmTrust liabilities, which are discussed in "Note 8. Reinsurance". Please also see the Company's audited Consolidated Financial Statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for further details.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies
There have been no material changes to the significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, except for the following:
Recently Adopted Accounting Standards
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-03 "Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions" an amendment of Fair Value Measurement (Topic 820). The amendments in this ASU require the Company to provide disclosures for equity securities subject to contractual sale restrictions under 820-10-50-6B including the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; the nature and remaining duration of the restrictions; and any circumstances that could cause a lapse in the restrictions. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted this Update on January 1, 2024.
Certain of the Company's equity securities are subject to restrictions on redemptions and sales that are determined by the governing documents, which could limit our ability to liquidate those investments. These restrictions may include lock-ups, redemption gates, restricted share classes, restrictions on the frequency of redemption and notice periods as described in "Note 4. (b) Investments". The Company has assessed the required disclosures for equity securities that may be subject to contractual sales restrictions. These amendments have expanded the disclosures made in "Note 4. Investments" however the adoption of this standard did not impact the Company’s consolidated balance sheets, results of operations or statement of cash flows.

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
The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net income (loss) for the three months ended March 31, 2024 and 2023, respectively:

For the Three Months Ended March 31, 2024	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$8,828	$(505)	$8,323
Net premiums written	$8,819	$(505)	$8,314
Net premiums earned	$8,991	$3,417	$12,408
Other insurance revenue	46	—	46
Net loss and LAE	(2,924)	(8,701)	(11,625)
Commission and other acquisition expenses	(4,295)	(1,298)	(5,593)
General and administrative expenses	(2,090)	(670)	(2,760)
Underwriting loss	$(272)	$(7,252)	(7,524)
Reconciliation to net income
Net investment income and net realized and unrealized investment gains			16,450
Interest and amortization expenses			(4,815)
Foreign exchange and other gains, net			2,053
Other general and administrative expenses			(5,300)
Income tax expense			(11)
Interest in income of equity method investments			606
Net income			$1,459

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Three Months Ended March 31, 2023	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$6,849	$(6,013)	$836
Net premiums written	$6,773	$(6,013)	$760
Net premiums earned	$7,471	$1,531	$9,002
Other insurance expense	(59)	—	(59)
Net loss and LAE	(3,156)	(6,659)	(9,815)
Commission and other acquisition expenses	(3,656)	(579)	(4,235)
General and administrative expenses	(2,589)	(557)	(3,146)
Underwriting loss	$(1,989)	$(6,264)	(8,253)
Reconciliation to net loss
Net investment income and net realized and unrealized investment gains			10,550
Interest and amortization expenses			(3,824)
Foreign exchange and other losses, net			(2,816)
Other general and administrative expenses			(6,962)
Income tax benefit			28
Interest in loss from equity method investments			(51)
Net loss			$(11,328)

The following tables summarize the financial position of the Company's reportable segments including a reconciliation to the Company's consolidated total assets at March 31, 2024 and December 31, 2023:

March 31, 2024	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$3,530	$7,882	$11,412
Reinsurance recoverable on unpaid losses	5,472	520,780	526,252
Deferred commission and other acquisition expenses	846	15,144	15,990
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	70,556	156,202	226,758
Funds withheld receivable	16,073	61,016	77,089
Other assets	582	—	582
Total assets - reportable segments	97,059	928,999	1,026,058
Corporate assets	—	—	442,913
Total Assets	$97,059	$928,999	$1,468,971

December 31, 2023	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$3,108	$9,201	$12,309
Reinsurance recoverable on unpaid losses	5,692	515,463	521,155
Deferred commission and other acquisition expenses	961	16,605	17,566
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	67,211	152,663	219,874
Funds withheld receivable	15,534	128,451	143,985
Other assets	685	—	685
Total assets - reportable segments	93,191	990,358	1,083,549
Corporate assets	—	—	435,385
Total Assets	$93,191	$990,358	$1,518,934

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the three months ended March 31, 2024 and 2023:

For the Three Months Ended March 31,	2024	2023
Net premiums written	Total	Total
Diversified Reinsurance
International	$8,819	$6,773
Total Diversified Reinsurance	8,819	6,773
AmTrust Reinsurance
Small Commercial Business	(492)	(83)
Specialty Program	(15)	156
Specialty Risk and Extended Warranty	2	(6,086)
Total AmTrust Reinsurance	(505)	(6,013)
Total Net Premiums Written	$8,314	$760
The following tables set forth financial information for net premiums earned by major line of business and reportable segment for the three months ended March 31, 2024 and 2023:

For the Three Months Ended March 31,	2024	2023
Net premiums earned	Total	Total
Diversified Reinsurance
International	$8,991	$7,471
Total Diversified Reinsurance	8,991	7,471
AmTrust Reinsurance
Small Commercial Business	(492)	(83)
Specialty Program	(15)	156
Specialty Risk and Extended Warranty	3,924	1,458
Total AmTrust Reinsurance	3,417	1,531
Total Net Premiums Earned	$12,408	$9,002

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
a)Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of fixed maturities at March 31, 2024 and December 31, 2023 are as follows:

March 31, 2024	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$66,447	$—	$(3)	$66,444
U.S. agency bonds – mortgage-backed	29,221	—	(3,603)	25,618
Non-U.S. government bonds	42,029	6	(462)	41,573
Collateralized loan obligations	63,960	—	(765)	63,195
Corporate bonds	64,711	—	(2,090)	62,621
Total fixed maturity investments	$266,368	$6	$(6,923)	$259,451

December 31, 2023	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$55,046	$8	$(2)	$55,052
U.S. agency bonds – mortgage-backed	29,918	—	(3,267)	26,651
Non-U.S. government bonds	21,219	—	(468)	20,751
Collateralized loan obligations	80,591	—	(1,788)	78,803
Corporate bonds	71,762	—	(2,418)	69,344
Total fixed maturity investments	$258,536	$8	$(7,943)	$250,601
The Company separately presents the accrued interest receivable balance on its AFS fixed maturity investments on the Condensed Consolidated Balance Sheets under accrued investment income. The amount of accrued interest receivable on AFS securities was $1,370 at March 31, 2024 (December 31, 2023 - $1,418). The Company has elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the AFS fixed maturity securities for the purposes of identifying and measuring any impairments under the allowance for expected credit losses standard adopted on January 1, 2023. Write-offs of accrued interest receivable balances are recognized in net investment gains and losses in the period in which they are deemed uncollectible. There was no write-off recognized on the accrued interest receivable during the three months ended March 31, 2024 and 2023.
The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2024	Amortized cost	Fair value
Due in one year or less	$139,186	$138,553
Due after one year through five years	30,458	28,973
Due after five years through ten years	3,543	3,112
	173,187	170,638
U.S. agency bonds – mortgage-backed	29,221	25,618
Collateralized loan obligations	63,960	63,195
Total fixed maturity investments	$266,368	$259,451

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2024	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bonds	$46,011	$(3)	$—	$—	$46,011	$(3)
U.S. agency bonds – mortgage-backed	—	—	25,618	(3,603)	25,618	(3,603)
Non-U.S. government bonds	10,700	(9)	10,109	(453)	20,809	(462)
Collateralized loan obligations	—	—	63,195	(765)	63,195	(765)
Corporate bonds	—	—	62,621	(2,090)	62,621	(2,090)
Total temporarily impaired fixed maturities	$56,711	$(12)	$161,543	$(6,911)	$218,254	$(6,923)
At March 31, 2024, there were 57 securities in an unrealized loss position with a fair value of $218,254 and unrealized losses of $6,923. Of these securities in an unrealized loss position, there were 52 securities in our portfolio that have been in an unrealized loss position for twelve months or greater with a fair value of $161,543 and unrealized losses of $6,911.

	Less than 12 Months		12 Months or More		Total
December 31, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bonds	$518	$(2)	$—	$—	$518	$(2)
U.S. agency bonds – mortgage-backed	—	—	26,651	(3,267)	26,651	(3,267)
Non-U.S. government bonds	8,217	(1)	10,343	(467)	18,560	(468)
Collateralized loan obligations	—	—	78,803	(1,788)	78,803	(1,788)
Corporate bonds	—	—	69,344	(2,418)	69,344	(2,418)
Total temporarily impaired fixed maturities	$8,735	$(3)	$185,141	$(7,940)	$193,876	$(7,943)
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
Based on the Company's analysis at March 31, 2024 and 2023, respectively, the unrealized losses on the Company’s AFS fixed maturity securities were due to non-credit factors and were expected to be recovered as the related securities approach maturity. At March 31, 2024, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs. Therefore, there was no allowance recorded for expected credit losses on AFS securities for the three months ended March 31, 2024 and 2023.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

The following tables summarize the credit ratings of our fixed maturities as at March 31, 2024 and December 31, 2023:

March 31, 2024	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$66,447	$66,444	25.6%
U.S. agency bonds – mortgage-backed	29,221	25,618	9.9%
AAA	74,228	73,452	28.3%
AA+, AA, AA-	29,096	28,582	11.0%
A+, A, A-	33,836	32,588	12.6%
BBB+, BBB, BBB-	28,145	27,453	10.6%
BB+ or lower	5,395	5,314	2.0%
Total fixed maturities (1)	$266,368	$259,451	100.0%

December 31, 2023	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$55,046	$55,052	22.0%
U.S. agency bonds – mortgage-backed	29,918	26,651	10.6%
AAA	84,455	82,703	33.0%
AA+, AA, AA-	18,952	18,372	7.3%
A+, A, A-	33,060	31,810	12.7%
BBB+, BBB, BBB-	31,585	30,631	12.2%
BB+ or lower	5,520	5,382	2.2%
Total fixed maturities(1)	$258,536	$250,601	100.0%
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
Other investments
The table shows the composition of the Company's other investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Carrying value	% of Total	Carrying value	% of Total
Private equity funds	$53,757	26.8%	$47,383	25.9%
Private credit investments	29,220	14.6%	27,806	15.2%
Privately held equity investments	44,768	22.3%	38,617	21.1%
Total other investments at fair value	127,745	63.7%	113,806	62.2%
Investments in direct lending entities (at cost)	72,643	36.3%	69,005	37.8%
Total other investments	$200,388	100.0%	$182,811	100.0%
The Company's collateralized investments in direct lending entities of $72,643 at March 31, 2024 (December 31, 2023 - $69,005) are carried at cost less an allowance for expected credit losses, with any indication of credit loss recognized in net income when determined. An allowance for expected credit losses of $1,023 was reported on the investments in direct lending entities as at March 31, 2024 and December 31, 2023. Please see "Note 5(d). Fair Value Measurements" for additional information regarding this investment.

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
The following table provides the cost and fair values of the equity securities held at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Privately held common stocks	$34,549	$34,400	$34,549	$35,272
Privately held preferred stocks	8,800	9,946	8,800	9,946
Publicly traded equity investments in common stocks	90	82	90	81
Total equity securities	$43,439	$44,428	$43,439	$45,299
With the exception of the publicly traded equity investments in common stocks presented in the table above, all of the privately held securities held at March 31, 2024 are subject to contractual sale restrictions. Each of these investments are subject to agreements that restrict the transfer, sale, and indemnification of these privately held investments indefinitely. The Company must hold these shares indefinitely unless the investee's shares are registered with the SEC and qualified by state authorities, or until an exemption from such registration and qualification requirements may become available.

	Fair Value	Remaining duration of restrictions	Nature of contractual sale restrictions	Circumstances that could cause a lapse in restrictions
Privately held common stocks	$34,400	Indefinite	The Purchaser must hold the restricted shares indefinitely	Registration of securities with the SEC or if exemption is available
Privately held preferred stocks	9,946	Indefinite	The Purchaser must hold the restricted shares indefinitely	Registration of securities with the SEC or if exemption is available
Total equity securities subject to contractual sale restrictions	$44,346

Equity Method Investments
The equity method investments currently include real estate investments and other investments. The table below shows the carrying value of the Company's equity method investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Carrying Value	% of Total	Carrying Value	% of Total
Real estate investments	$52,614	64.0%	$49,897	61.7%
Other investments	29,545	36.0%	31,032	38.3%
Total equity method investments	$82,159	100.0%	$80,929	100.0%
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
c)Net Investment Income
Net investment income was derived from the following sources for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Fixed maturities	$2,440	$2,418
Income on funds withheld	901	3,335
Interest income from loan to related party	3,070	2,698
Cash and cash equivalents	1,381	1,193
	7,792	9,644
Investment expenses	(92)	(99)
Net investment income	$7,700	$9,545
d) Net Realized and Unrealized Investment Gains (Losses)
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized and unrealized investment gains (losses) included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023:

For the Three Months Ended March 31, 2024	Gross gains	Gross losses	Net
Fixed maturities	$—	$(218)	$(218)
Equity securities	146	(1,017)	(871)
Other investments	11,324	(1,485)	9,839
Net realized and unrealized investment gains (losses)	$11,470	$(2,720)	$8,750

For the Three Months Ended March 31, 2023	Gross gains	Gross losses	Net
Equity securities	$1,024	$(378)	$646
Other investments	1,641	(1,282)	359
Net realized and unrealized investment gains (losses)	$2,665	$(1,660)	$1,005
Realized and unrealized gains and losses from equity securities detailed above include both sales and distributions of equity securities and unrealized gains and losses coming from fair value changes. Unrealized (losses) gains recognized for equity securities still held at reporting date for the three months ended March 31, 2024 and 2023, respectively, included:

	For the Three Months Ended March 31,
	2024	2023
Net (losses) gains recognized for equity securities	$(871)	$646
Net gains recognized for equity securities divested	—	(176)
Unrealized (losses) gains recognized for equity securities still held at reporting date	$(871)	$470
Proceeds from sales of fixed maturity investments were $23,835 for the three months ended March 31, 2024 (2023 - $954). Net unrealized losses included in accumulated other comprehensive income ("AOCI") were as follows at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
Net unrealized losses on fixed maturity investments	$(6,917)	$(7,935)
Deferred income tax	147	151
Net unrealized losses, net of deferred income tax	$(6,770)	$(7,784)
Change, net of deferred income tax	$1,014	$7,884

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
e)Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of restricted assets at March 31, 2024 and December 31, 2023 are:

	March 31, 2024	December 31, 2023
Restricted cash – third party agreements	$5,643	$6,019
Restricted cash – related party agreements	3,806	1,247
Total restricted cash	9,449	7,266
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2024 – $67,490; 2023 – $63,299)	64,913	61,192
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2024 – $155,319; 2023 – $155,546)	152,396	151,416
Total restricted investments	217,309	212,608
Total restricted cash and investments	$226,758	$219,874

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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments that are measured at fair value on a recurring basis held at March 31, 2024 and December 31, 2023.
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
•Private credit investments: These are privately held equity investments in common stock of entities that lend money valued using the most recently available or quarterly net asset value ("NAV") statements as provided by the external fund manager or third-party administrator and therefore measured using the NAV as a practical expedient.
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
Derivative Instruments - The Company entered into a reinsurance contract that is accounted for as a derivative. This reinsurance contract provides indemnification to an insured or cedant as a result of a change in a variable as opposed to an identifiable insurable event. The Company considers this contract to be part of its underwriting operations. This derivative is initially valued at cost which approximates fair value. In subsequent measurement periods, the fair value of this derivative is determined using internally developed discounted cash flow models using appropriate discount rates. The selection of an appropriate discount rate is judgmental and is the most significant unobservable input used in the valuation of this derivative. The fair value changes in underwriting-related derivative instruments is included within other insurance revenue (expense), net.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
At March 31, 2024 and December 31, 2023, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$66,444	$—	$—	$—	$66,444
U.S. agency bonds – mortgage-backed	—	25,618	—	—	25,618
Non-U.S. government bonds	—	41,573	—	—	41,573
Collateralized loan obligations	—	63,195	—	—	63,195
Corporate bonds	—	57,307	5,314	—	62,621
Equity securities	82	—	18,333	26,013	44,428
Other investments	—	—	34,347	93,398	127,745
Total investments	$66,526	$187,693	$57,994	$119,411	$431,624
As a percentage of total assets	4.5%	12.8%	3.9%	8.1%	29.3%

Underwriting-related derivative liability	$—	$—	$3,984	$—	$3,984

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$55,052	$—	$—	$—	$55,052
U.S. agency bonds – mortgage-backed	—	26,651	—	—	26,651
Non-U.S. government bonds	—	20,751	—	—	20,751
Collateralized loan obligations	—	78,803	—	—	78,803
Corporate bonds	—	63,962	5,382	—	69,344
Equity securities	81	—	19,351	25,867	45,299
Other investments	—	—	27,750	86,056	113,806
Total investments	$55,133	$190,167	$52,483	$111,923	$409,706
As a percentage of total assets	3.6%	12.5%	3.5%	7.4%	27.0%

Underwriting-related derivative liability	$—	$—	$3,984	$—	$3,984
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
The Pricing Service was utilized to estimate fair value measurements for 98.0% and 97.9% of our fixed maturities at March 31, 2024 and December 31, 2023, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At March 31, 2024 and December 31, 2023, approximately 2.0% and 2.1%, respectively, of our fixed maturities were valued using the market approach. At March 31, 2024, one security or $5,314 (December 31, 2023 - one security or $5,382) of our fixed maturity investment portfolio classified as Level 3 in the FMV hierarchy table was priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At March 31, 2024 and December 31, 2023, the Company has not adjusted any pricing provided to it based on the review performed by its investment managers. There were no transfers to or from Level 3 during the three months ended March 31, 2024 and 2023.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
(c) Level 3 Financial Instruments
At March 31, 2024, the Company holds Level 3 financial instruments which consist of corporate bonds, private credit funds and privately held investments of $57,994 (December 31, 2023 - $52,483) and an underwriting-related derivative liability of $3,984 (December 31, 2023 - $3,984) on a reinsurance contract written by GLS which is included in accrued expenses and other liabilities.
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
The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at March 31, 2024:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Privately held equity securities - common shares	$39,749	Quarterly financial statements	Price/book ratios of comparable public companies
Privately held equity securities - preferred shares	11,331	Quarterly financial statements	Privately calculated enterprise valuations
Other investments - Private credit funds	1,600	Quarterly financial statements	Price/book ratios of comparable public companies
Corporate bonds	5,314	Non-binding broker dealer quotation
Total Level 3 investments	$57,994

Underwriting-related derivative liability	$3,984	Discounted cash flows	Duration matched discount rates	5.0%	to	6.0%
The following table shows the reconciliation of beginning and ending balances for investments measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2024 and 2023. The Company includes any related interest and dividend income in net investment income and are excluded from the reconciliation in the table below:

	For the Three Months Ended March 31,
	2024	2023
Balance - beginning of period	$52,483	$18,806
Net realized and unrealized gains recognized in the statement of income	5,511	1,392
Purchases	—	1,000
Total Level 3 investments - end of period	$57,994	$21,198

(d) Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried, at fair value, except for certain financial instruments related to insurance contracts.
At March 31, 2024, the carrying values of cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable, loan to related party, and certain other assets and liabilities approximate fair values due to their inherent short duration. As these financial instruments are not actively traded, the fair values of these financial instruments are classified as Level 2 in the fair value hierarchy.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
The fair values of the Company's outstanding Senior Notes (as defined in "Note 7. Long-Term Debt") are based on indicative market pricing obtained from a third-party pricing service which uses observable market inputs, and therefore the fair values of these liabilities are classified as Level 2 in the fair value hierarchy.
The following table presents the respective carrying value and fair value for the Senior Notes as at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes - MHLA – 6.625%	$110,000	$73,392	$110,000	$73,744
Senior Notes - MHNC – 7.75%	152,361	111,772	152,361	115,855
Total Senior Notes	$262,361	$185,164	$262,361	$189,599

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
At March 31, 2024, the aggregate authorized share capital of the Company is 200,000,000 shares from which 150,134,586 common shares were issued, of which 100,393,538 common shares are outstanding, and 49,741,048 shares are treasury shares (please see Note 6. (b) Treasury Shares below for additional information).
The remaining 49,865,414 shares are undesignated at March 31, 2024. At March 31, 2024, 2,036,848 common shares will be issued and outstanding upon vesting of restricted shares, and 4,204,356 common shares remaining are reserved for issuance under the 2019 Omnibus Incentive Plan.
b)Treasury Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common shares from time to time at market prices. During the three months ended March 31, 2024, Maiden Reinsurance repurchased 352,111 common shares at an average price per share of $1.91 under the Company's share repurchase plan (2023 - none). The Company's remaining authorization is $70,942 for common share repurchases at March 31, 2024 (December 31, 2023 - $71,615).
During the three months ended March 31, 2024, the Company also repurchased 128,702 common shares (2023 - 128,156) at an average price per share of $1.77 (2023 - $2.25) from employees, which represent tax withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares.
Treasury shares include 43,231,034 common shares owned by Maiden Reinsurance consisting of 41,439,348 shares issued as part of the exchange for preference shares held ("Exchange") and 1,791,686 shares directly purchased on the open market by Maiden Reinsurance which are not treated as outstanding common shares on the Condensed Consolidated Balance Sheet at March 31, 2024. Please see further information on the Exchange and related preference share repurchases in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 12, 2024.
The table below includes the total number of treasury shares outstanding at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
Number of shares held by Maiden Reinsurance treated as treasury shares	43,231,034	42,878,923
Number of treasury shares due to common share repurchases by Maiden Holdings	6,510,014	6,381,312
Total number of treasury shares at the end of the reporting period	49,741,048	49,260,235
c)AOCI
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended March 31, 2024	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(7,784)	$(23,685)	$(31,469)
Other comprehensive income (loss) before reclassifications	1,014	(1,736)	(722)
Ending balance, Maiden shareholders	$(6,770)	$(25,421)	$(32,191)

For the Three Months Ended March 31, 2023	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(15,668)	$(25,566)	$(41,234)
Other comprehensive income before reclassifications	1,906	568	2,474
Ending balance, Maiden shareholders	$(13,762)	$(24,998)	$(38,760)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At March 31, 2024 and December 31, 2023, Maiden Holdings had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") and its wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA") had outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes") (collectively "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following tables detail the issuances of Senior Notes outstanding at March 31, 2024 and December 31, 2023:

March 31, 2024	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized issuance costs	3,329	4,396	7,725
Carrying value	$106,671	$147,965	$254,636

December 31, 2023	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized issuance costs	3,345	4,419	7,764
Carrying value	$106,655	$147,942	$254,597

Other details:
Original debt issuance costs pertaining to remaining outstanding principal amount	$3,715	$5,049
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%
Total interest and amortization expense incurred on the Senior Notes for the three months ended March 31, 2024 was $4,815 (2023 - $3,824), of which $1,342 was accrued as interest payable at both March 31, 2024 and December 31, 2023, respectively. The issuance costs related to the Senior Notes were capitalized and are amortized over the effective life of the Senior Notes using the effective interest method of amortization.
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
On May 3, 2023, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100,000 of the Company's Senior Notes from time to time at market prices in open market purchases or as may be privately negotiated. The Company has a remaining authorization of $99,905 for Senior Notes repurchases at March 31, 2024.

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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the three months ended March 31, 2024 and 2023 was as follows:

For the Three Months Ended March 31,	2024	2023
Premiums written
Direct	$8,831	$6,859
Assumed	(508)	(6,022)
Ceded	(9)	(77)
Net	$8,314	$760
Premiums earned
Direct	$8,546	$6,862
Assumed	3,865	2,217
Ceded	(3)	(77)
Net	$12,408	$9,002
Loss and LAE
Gross loss and LAE	$12,375	$9,796
Loss and LAE ceded	(750)	19
Net	$11,625	$9,815
The Company's reinsurance recoverable on unpaid losses balance as at March 31, 2024 was $569,346 (December 31, 2023 - $564,331) presented in the Condensed Consolidated Balance Sheets. As of March 31, 2024, the total allowance for expected credit losses on the Company's reinsurance recoverable balance was $2,438. The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on reinsurance recoverable for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Allowance for expected credit losses on reinsurance recoverable, beginning of period	$3,240	4,277
Decrease in allowance for expected credit losses on reinsurance recoverable where credit losses were previously recognized	(802)	(23)
Allowance for expected credit losses on reinsurance recoverable, end of period	$2,438	4,254
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $43,094 at March 31, 2024 (December 31, 2023 - $43,176). The recoverable due from Cavello is net of an allowance for expected credit losses of $2,284 as at March 31, 2024 (December 31, 2023 - $2,769).
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
8. Reinsurance (continued)
Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. As of March 31, 2024, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $520,780 while the deferred gain liability under the LPT/ADC Agreement was $75,916 (December 31, 2023 - $515,463 and $70,916, respectively). The recoverable due under the LPT/ADC Agreement is net of an allowance for expected credit losses of $136 as at March 31, 2024 (December 31, 2023 - $453). Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be before the end of 2024.
Cavello provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement. Cavello is subject to additional collateral funding requirements as explained in "Note 10. Related Party Transactions". As of March 31, 2024, the amount of collateral required was $473,144 (December 31, 2023 - $490,070). Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar, has credit ratings of BBB+ from both Standard & Poor's and Fitch Ratings at March 31, 2024.

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

	March 31, 2024	December 31, 2023
Reserve for reported loss and LAE	$487,112	$543,818
Reserve for losses incurred but not reported ("IBNR")	326,767	323,615
Reserve for loss and LAE	$813,879	$867,433
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Three Months Ended March 31,	2024	2023
Gross loss and LAE reserves, January 1	$867,433	$1,131,408
Less: reinsurance recoverable on unpaid losses, January 1	564,331	556,116
Net loss and LAE reserves, January 1	303,102	575,292
Net incurred losses related to:
Current year	5,062	6,159
Prior years	6,563	3,656
	11,625	9,815
Net paid losses related to:
Current year	(125)	(75)
Prior years	(59,590)	(73,013)
	(59,715)	(73,088)
Change in deferred gain on retroactive reinsurance	(4,982)	(1,573)
GLS run-off business acquired or assumed	—	767
Opening allowance for expected credit loss on reinsurance recoverable on unpaid losses	—	4,286
Effect of foreign exchange rate movements	(5,497)	3,611
Net loss and LAE reserves, March 31	244,533	519,110
Reinsurance recoverable on unpaid losses, March 31	569,346	552,513
Gross loss and LAE reserves, March 31	$813,879	$1,071,623
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years. The favorable or unfavorable development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. The Company recognized net adverse prior year loss development of $6,563 for the three months ended March 31, 2024 (2023 - adverse $3,656).
In the Diversified Reinsurance segment, there was favorable prior year loss development of $655 for the three months ended March 31, 2024 (2023 - adverse $757). Prior year loss development for the three months ended March 31, 2024 was driven by favorable development in GLS and other runoff business lines partly offset by adverse development in International business. Prior year adverse development for the three months ended March 31, 2023 was due to unfavorable reserve development in other runoff business and also included the recognition of expected credit losses on reinsurance recoverable on unpaid losses.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
9. Reserve for Loss and Loss Adjustment Expenses (continued)
The table below shows prior year loss development for the AmTrust Reinsurance segment for the three months ended March 31, 2024 and 2023:

For the Three Months Ended March 31,	2024	2023
Prior Year Loss Development adverse (favorable)	($ in thousands)
AmTrust Quota Share	$5,000	$3,448
AmTrust other runoff	(317)	(523)
European Hospital Liability Quota Share	2,535	(26)
Total AmTrust Reinsurance Prior Year Development	$7,218	$2,899
In the AmTrust Reinsurance segment, net adverse prior year loss development was $7,218 during the three months ended March 31, 2024 (2023 - adverse $2,899) as detailed in the table above.
Net adverse prior year loss development for the three months ended March 31, 2024 was primarily from the AmTrust Quota Share and European Hospital Liability. In the AmTrust Quota Share, U.S. Program business experienced additional adverse development from construction defect coverage for accident years 2015 to 2018 as new claims emergence was significantly greater than expected; this was partly offset by continued favorable development within Workers Compensation business for accident years 2014 to 2017. Net adverse loss development on European Hospital Liability Quota Share was primarily driven by emergence of loss data from adverse claim verdicts on older claims, resulting in strengthening of loss development tail on underwriting years 2011 to 2014.
Net adverse prior year loss development for the three months ended March 31, 2023 was driven by unfavorable movements in General Liability, Auto Liability and Specialty Risk & Extended Warranty partly offset by continued favorable development in Workers Compensation.
The increase in the deferred gain on retroactive reinsurance was $4,982 for the three months ended March 31, 2024 (2023 - $1,573 increase). This included an increase in the deferred gain liability and related reinsurance recoverable on unpaid losses under the LPT/ADC Agreement with Cavello of $5,000 for the three months ended March 31, 2024 (2023 - $1,573 increase) caused by adverse development on loss reserves covered under the LPT/ADC Agreement (2023 - adverse). The deferred gain on retroactive reinsurance under the LPT/ADC Agreement represents the cumulative adverse development for covered risks in the AmTrust Quota Share as of March 31, 2024 and December 31, 2023. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is presently expected to be before the end of 2024.

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
On January 30, 2019, in connection with the termination of the reinsurance agreement described above, the Company and AmTrust entered into a second amendment to the Master Agreement between the parties, originally entered into on July 3, 2007, to remove the provisions requiring AmTrust to reinsure business with the Company. Please refer to "Note 10. Related Party Transactions" in the Annual Report on Form 10-K for the year ended December 31, 2023 for further details.
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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Condensed Consolidated Income Statements for the three months ended March 31, 2024 and 2023, respectively:

	For the Three Months Ended March 31,
	2024	2023
Gross and net premiums written	$(505)	$(6,013)
Net premiums earned	3,417	1,531
Net loss and LAE	(9,018)	(7,182)
Commission and other acquisition expenses	(1,298)	(579)
Collateral provided to AmTrust
a) AmTrust Quota Share
To provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of AmTrust's insurance subsidiaries, established trust accounts ("Trust Accounts") for their benefit. Maiden Reinsurance has provided appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral which can include: (a) assets loaned by Maiden Reinsurance to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties; (b) assets transferred by Maiden Reinsurance for deposit into the Trust Accounts; or (c) a letter of credit obtained by Maiden Reinsurance and delivered to an AmTrust subsidiary on AII's behalf. Maiden Reinsurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Reinsurance's proportionate share of its obligations under the AmTrust Quota Share. The collateral requirements under the AmTrust Quota Share with AII was satisfied as follows:
•by lending funds of $167,975 at March 31, 2024 and December 31, 2023 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. There was no allowance for expected credit losses recognized on the loan at March 31, 2024 and December 31, 2023. Interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. The interest income on the loan was $3,070 for the three months ended March 31, 2024 (2023 - $2,698) and the effective yield was 7.3% (2023 - 6.4%).
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
•on January 11, 2019, the Company transferred $575,000 to AmTrust as a portion of the existing Trust Accounts used for collateral on the AmTrust Quota Share was converted to a funds withheld arrangement. The funds withheld receivable earns an annual interest rate of 3.5% for 2024, subject to annual adjustment (3.5% for 2023). At March 31, 2024, the funds withheld balance was $61,016 (December 31, 2023 - $128,451) and accrued interest was $844 (December 31, 2023 - $1,584). The interest income on the funds withheld receivable was $844 for the three months ended March 31, 2024 (2023 - $3,281). No allowance for expected credit losses was recognized for the fund withheld receivable from AmTrust and related accrued interest at March 31, 2024 and December 31, 2023.
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
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of the collateral held in reinsurance trust accounts at March 31, 2024 was $151,199 (December 31, 2023 - $147,635) and the accrued interest was $953 (December 31, 2023 - $1,091).
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $57 of investment management fees for the three months ended March 31, 2024 (2023 - $73) under this agreement.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees
There are no material changes from the commitments, contingencies and concentrations previously disclosed in the Company’s Form 10-K for the year ended December 31, 2023.
a)Concentrations of Credit Risk
At March 31, 2024 and December 31, 2023, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance balances receivable, reinsurance recoverable on paid and unpaid losses and funds withheld receivable. Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength.
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
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party, reinsurance balances receivable and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at March 31, 2024. To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at March 31, 2024 will be fully collectible.
b)Investment Commitments and Related Financial Guarantees
The Company had total unfunded commitments on alternative investments of $98,384 at March 31, 2024 (December 31, 2023 - $100,846) which included commitments for other investments, private equity securities and equity method investments. The table below shows the total unfunded commitments by type of investment as at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total
Private equity funds	$53,215	54.1%	$53,675	53.2%
Private credit funds	11,302	11.5%	11,361	11.3%
Investments in direct lending entities	—	—%	595	0.6%
Total unfunded commitments on other investments	$64,517	65.6%	$65,631	65.1%

Total unfunded commitments on equity securities	$14,735	15.0%	$14,735	14.6%

Total unfunded commitments on equity method investments	$19,132	19.4%	$20,480	20.3%

Total unfunded commitments on alternative investments	$98,384	100.0%	$100,846	100.0%
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
As discussed above, at March 31, 2024, guarantees of $69,733 (December 31, 2023 - $62,508) were provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 10%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. At March 31, 2024, the Company's future lease obligations of $167 (December 31, 2023 - $228) were calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate. This amount has been recognized on the Condensed Consolidated Balance Sheet as a lease liability within accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets.
The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's weighted-average remaining lease term is approximately 1.0 year at March 31, 2024.
Under Topic 842, Leases, the Company continues to recognize the related leasing expense on a straight-line basis over the lease term on the Condensed Consolidated Statements of Income. The Company's total lease expense was $146 for three months ended March 31, 2024 (2023 - $120) recognized in general and administrative expenses consistent with the prior accounting treatment under Topic 840.
At March 31, 2024, the scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

March 31, 2024
2024	$137
2025	39
Discount for present value	(9)
Total discounted operating lease liabilities	$167
The Company has contracted to lease office space in New York City commencing in April 2024, which will create a significant right-of-use asset and a lease liability once certain leasehold improvements have been completed and the operating lease has commenced. The Company will occupy this space and capitalize the leased asset in the second quarter of 2024.
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

12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$1,459	$(11,328)
Amount allocated to participating common shareholders(1)	(17)	—
Net income (loss) available (attributable) to Maiden common shareholders	$1,442	$(11,328)
Denominator:
Weighted average number of common shares – basic	100,457,125	101,552,364
Dilutive share options and restricted share units(2)	—	—
Adjusted weighted average number of common shares – diluted(2)	100,457,125	101,552,364
Basic and diluted earnings (loss) per share available (attributable) to common shareholders	$0.01	$(0.11)
(1)This represents the share in net income using the two-class method for holders of non-vested restricted shares issued to the Company's employees under the 2019 Omnibus Incentive Plan.
(2)Please refer to "Note 6. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for the terms and conditions of securities that could potentially be dilutive in the future. There were no potentially dilutive securities for the three months ended March 31, 2024 (2023 - 0).

13. Income Taxes
The Company recognized an income tax expense of $11 for the three months ended March 31, 2024 compared to an income tax benefit of $28 for the same period in 2023. The effective tax rate on the Company's net income differs from the statutory rate of zero percent under Bermuda law due to tax on foreign operations, primarily the U.S. and Sweden.
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
At March 31, 2024, the Company has available net operating loss carry-forwards of $334,019 (December 31, 2023 - $337,420) for income tax purposes. Approximately $182,801 (December 31, 2023 - $186,203) of the net operating loss ("NOL") carryforwards expire in various years beginning in 2029. As of March 31, 2024, approximately $151,218 or 45.3% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law. At March 31, 2024, the Company also has a capital loss carry-forward of $14,058 (December 31, 2023 - $13,853) which will expire beginning in 2024.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
14. Subsequent Events

Common Share Repurchases
Subsequent to the three months ended March 31, 2024 and through the period ended May 8, 2024, the Company repurchased 238,884 additional common shares at an average price per share of $2.16 under the Company's authorized common share repurchase plan pursuant to Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934. The Company's remaining share repurchase authorization was $70,425 at May 8, 2024.
Renewal Rights Transaction - IIS Business
On May 3, 2024, Maiden LF and Maiden GF entered into a renewal rights transaction with AmTrust Nordic, a Swedish unit of AmTrust which is expected to cover the majority of Maiden LF and Maiden GF's primary business written in Sweden, Norway and other Nordic countries. The Company anticipates entering into additional renewal rights agreements with other AmTrust entities for certain business written by Maiden GF and Maiden LF in the United Kingdom and Ireland.
Under these agreements, AmTrust Nordic in collaboration with existing Maiden LF and Maiden GF distribution partners, will offer renewals to select policyholders in exchange for a fee at standard market terms for business successfully renewed. AmTrust are expected to hire a limited number of related staff to support the transfer of the business.
These transactions are part of the Company's broader plan to divest its IIS businesses as a result of its recently concluded strategic review of the IIS business platform. The purpose of that review was to evaluate the strategic value of Maiden LF and Maiden GF in relation to their ongoing growth and profitability prospects, regulatory capital requirements and ability to create shareholder value in excess of the Company's target return on capital levels. As part of these conclusions, the Company expects to enter into additional transactions to either sell or wind-up Maiden GF and Maiden LF during 2024 and is actively evaluating potential transactions currently.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Form 10-Q" or this "Report"). References in this Form 10-Q to the terms "we", "us", "our", "the Company", "Maiden" or other similar terms mean the consolidated operations of Maiden Holdings, Ltd. and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term "Maiden Holdings" means Maiden Holdings, Ltd. only. Certain reclassifications have been made for 2023 to conform to the 2024 presentation and have no impact on consolidated net income and total equity previously reported.
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
Factors that could cause our actual results and financial condition to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the U.S. Securities and Exchange Commission ("SEC") on March 12, 2024, however, these factors should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

Overview
Maiden Holdings is a Bermuda-based holding company. We create shareholder value by actively managing and allocating our assets and capital, including through ownership and management of businesses and assets mostly in the insurance and related financial services industries where we can leverage our deep knowledge of those markets.
As discussed in the “Legacy Underwriting” section further below, we have fulfilled our capital commitment to Genesis Legacy Solutions ("GLS") and have determined we will not commit any further capital to GLS for new accounts and we presently do not anticipate any further contracts in the legacy management segment, as we no longer consider it part of our strategy to produce acceptable shareholder returns.
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
Short-term income protection business is presently written on a primary basis by our wholly owned subsidiaries Maiden Life Försäkrings AB ("Maiden LF") and Maiden General Försäkrings AB ("Maiden GF") in the Scandinavian and Northern European markets. Our wholly owned subsidiary, Maiden Global Holdings, Ltd. ("Maiden Global") is a licensed intermediary in the United Kingdom. Maiden Global had previously operated internationally by providing branded auto and credit life insurance products through insurer partners, particularly those in Europe and other global markets ("IIS business"). These products also produced reinsurance programs which were underwritten by our wholly owned subsidiary Maiden Reinsurance.
On May 3, 2024, Maiden LF and Maiden GF entered into a renewal rights transaction with AmTrust Nordic AB ("AmTrust Nordic") a Swedish unit of AmTrust which is expected to cover the majority of Maiden LF and Maiden GF's primary business written in Sweden, Norway and other Nordic countries. The Company anticipates entering into additional renewal rights agreements with other AmTrust entities for certain business written by Maiden GF and Maiden LF in the United Kingdom and Ireland. Under these agreements, AmTrust Nordic in collaboration with existing Maiden LF and Maiden GF distribution partners, will offer renewals to select policyholders in exchange for a fee at standard market terms for business successfully renewed. AmTrust is expected to hire a limited number of related staff to support the transfer of the business.
These transactions are part of our broader plan to divest the IIS businesses as a result of our recently concluded strategic review of the IIS business platform. The purpose of that review was to evaluate the strategic value of Maiden LF and Maiden GF in relation to their ongoing growth and profitability prospects, regulatory capital requirements and ability to create shareholder value in excess of our target return on capital levels. As part of these conclusions, we expect to enter into additional transactions to either sell or wind-up Maiden GF and Maiden LF during 2024 and we are actively evaluating potential transactions currently.
Our business currently consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. This segment also includes transactions entered into by GLS since November 2020. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”) and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries, AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), both of which are in run-off effective as of January 1, 2019.
Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed on March 12, 2024 for further information on recent developments within the Company.
Business Strategy
We continued to deploy our revised operating strategy during 2024 which leverages the significant assets and capital we retain. In addition to restoring operating profitability, our strategic focus centers on creating the greatest risk-adjusted shareholder returns in order to increase book value for our common shareholders, both near and long-term. In that respect, management’s focus is to increase the non-GAAP book value of the Company, which fully reflects the steps we have taken to protect our balance sheet, primarily through our LPT/ADC Agreement with Cavello, as this represents the ultimate economic value of Maiden.
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
As part of our ongoing strategic evaluation of both the insurance and reinsurance marketplace and the ability of both the fee-based, distribution and the reinsurance markets to increase our current income and improve our ability to utilize and recognize our deferred tax assets, we increasingly believe expansion of those strategies may be appropriate. We are actively exploring fee-based and distribution opportunities which are non-risk bearing and capital efficient and given ongoing changes in reinsurance markets, can be potentially complemented by limited and selective deployment of reinsurance capacity to supplement those activities and enhance returns to shareholders.
To date, we invested $12.7 million in insurance distribution platforms and these investments have achieved an internal rate of return of 21.7% and a multiple of capital of 1.53x on those investments.
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
As of March 31, 2024, we have invested approximately $327.0 million into alternative investments which include equity securities, other investments and equity method investments in a wide variety of asset classes, and we believe these activities will exceed that benchmark cost of capital with adjustments as necessary if those returns do not emerge. Please refer to the "Liquidity and Capital Resources" section on "Other Investments, Equity Investments and Equity Method Investments" for further information on our alternative asset classes and a detailed discussion of their investment returns.
Recent development and trends in financial markets, particularly the rapid rise in interest rates and associated economic uncertainty as a result of those changes, indicate that it may take longer than expected to achieve those returns and we expect that to factor into future capital allocation decisions. In particular, as interest rates have risen to more historically observed levels, we have focused on investing in assets that produce higher levels of current income as opposed to longer-term gains, in order to increase returns to shareholders and increase the opportunity to recognize our deferred tax assets discussed below.
Capital Management
Our capital management strategy is significantly informed by the required capital needed to operate our business in a prudent manner and our ongoing analysis of our loss development trends. Trends in recent years have increased our confidence in our recorded ultimate losses for our insurance liabilities in run-off, however a prudent assessment dictates that the run-off portfolio still requires additional maturity to fully emerge, as evidenced by the adverse loss development we have experienced in 2023 and 2024. While there is no assurance that prior positive long-term loss development trends will resume, as our insurance liabilities further mature we remain confident that we can continue the prudent and disciplined repurchase of both our common shares and senior notes which are authorized for repurchase, which we believe provided the greatest risk-adjusted returns to our common shareholders.

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
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 6. Shareholders' Equity" included under Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q for further information on the recent repurchases made by Maiden Reinsurance during the first quarter of 2024. There can be no assurance that we will continue to pursue such capital management initiatives, or that they will provide appropriate risk-adjusted returns. As we revised our strategy in recent years, we continuously evaluate the effectiveness of those strategies in achieving its goals and have been and continue to be prepared to adjust those strategies as our performance dictates.
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
At March 31, 2024, GLS and its subsidiaries hold insurance related liabilities of $24.3 million which mainly consisted of total reserves of $18.1 million, an underwriting-related derivative liability of $4.0 million, and net deferred gains on retroactive reinsurance of $2.3 million.
2024 Developments
During the first quarter of 2024, while our book value remained stable at $2.48 per common share at March 31, 2024, our non-GAAP book value increased by 1.6% to $3.24 per common share at March 31, 2024. We also made additional progress in the capital management pillar of our business strategy, repurchasing 352,111 common shares during the first quarter of 2024.
During the first quarter of 2024, our alternative investment portfolio increased by 5.8% and produced a positive net return of 3.4% on that portfolio during the first quarter of 2024 compared to 0.7% for the same period in 2023. The annualized return is now above our cost of capital despite numerous investments continuing to be carried at cost or net asset values that have yet to realize positive marks due to their only recent deployment. We believe our alternative investment portfolio remains well positioned to achieve its targeted longer-term returns. As interest rates have risen, we are increasingly focusing our investing activities on opportunities that will produce current income.
The run-off of our historic reinsurance programs produced an underwriting loss during the first quarter of 2024, and we experienced adverse prior year reserve development of $6.6 million which offset much of the positive progress made in our capital and asset management strategies. Of this adverse prior year development, $5.0 million or 76.2% of the total net adverse development for the three months ended March 31, 2024 was related to claims we expect to be covered by the LPT/ADC Agreement with Cavello and which will be recognized as future GAAP income when recovered from Cavello pursuant to both the agreement and GAAP accounting requirements.
Maiden Holdings North America ("Maiden NA")
We believe Maiden NA’s investments, including its ownership of Maiden Reinsurance and its active asset management strategy, will create opportunities to utilize NOL carryforwards of $334.0 million at March 31, 2024. Approximately $182.8 million of these NOL carryforwards expire in various years beginning in 2029. As of March 31, 2024, $151.2 million or 45.3% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law. The NOL carryforwards combined with additional net deferred tax assets ("DTA") primarily related to our insurance liabilities result in net U.S. DTA (before valuation allowance) of $117.3 million or $1.17 per common share at March 31, 2024.
Net U.S. DTA of $117.3 million is not presently recognized on the Company's condensed consolidated balance sheets as a full valuation allowance is carried against it. At this time, while positive evidence in support of reducing the valuation allowance is growing, the Company believes it is necessary to maintain a full valuation allowance against the net U.S. DTA as more evidence is needed regarding the utilization of these losses. As circumstances further develop, we will continuously evaluate the amount of the valuation allowance held against the net U.S. DTA.
For further details please see "Note 13 — Income Taxes" included under Item 8 "Financial Statements and Supplementary Data" of the Annual Report on Form 10–K for the year ended December 31, 2023. Taken together, we believe these measures should generate additional income for Maiden NA in a tax-efficient manner, while sharing in the improvement in profitability anticipated in Maiden Reinsurance as a result of the measures enacted as described above.

Three Months Ended March 31, 2024 and 2023 Financial Highlights

For the Three Months Ended March 31,	2024	2023	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net income (loss)	$1,459	$(11,328)	$12,787
Basic and diluted earnings (loss) per common share:
Net income (loss) available (attributable) to common shareholders(2)	0.01	(0.11)	0.12
Gross premiums written	8,323	836	7,487
Net premiums earned	12,408	9,002	3,406
Underwriting loss(3)	(7,524)	(8,253)	729
Net investment results(13)	17,056	10,499	6,557
Non-GAAP measures:
Non-GAAP operating loss(1)	(4,950)	(7,893)	2,943
Non-GAAP basic and diluted operating loss per common share(1)	(0.05)	(0.08)	0.03
Annualized non-GAAP operating return on average adjusted shareholders' equity(1)	(6.2)%	(9.9)%	3.7

	March 31, 2024	December 31, 2023	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(4)	$616,596	$602,318	$14,278
Total assets	1,468,971	1,518,934	(49,963)
Reserve for loss and LAE	813,879	867,433	(53,554)
Senior notes - principal amount	262,361	262,361	—
Shareholders' equity	249,360	249,160	200
Total capital resources(5)	511,721	511,521	200
Ratio of debt to total capital resources(10)	51.3%	51.3%	—
Book Value calculations:
Book value per common share(6)	$2.48	$2.48	$—
Accumulated dividends per common share(12)	4.27	4.27	—
Book value per common share plus accumulated dividends	$6.75	$6.75	$—
Change in book value per common share plus accumulated dividends	—%
Diluted book value per common share(7)	$2.43	$2.46	$(0.03)

Non-GAAP measures:
Adjusted book value per common share(8)	$3.24	$3.19	$0.05
Adjusted shareholders' equity(9)	325,276	320,076	5,200
Adjusted total capital resources(9)	587,637	582,437	5,200
Ratio of debt to adjusted total capital resources(11)	44.6%	45.0%	(0.4)

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
The Company no longer presents certain non-GAAP measures such as combined ratio and its related components in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024, as it believes that as the run-off of our reinsurance portfolios progresses, such ratios are increasingly not meaningful and of less value to readers as they evaluate the financial results of the Company, particularly compared to historical data.
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
Adjusted Total Shareholders' Equity, Adjusted Total Capital Resources, Ratio of Debt to Adjusted Total Capital Resources and Adjusted Book Value per Common Share: Management has adjusted GAAP shareholders' equity by adding to shareholders' equity the unamortized deferred gain on ceded retroactive reinsurance under the LPT/ADC Agreement to shareholders' equity. The deferred gain liability on retroactive reinsurance under the LPT/ADC Agreement represents loss reserves estimated to be fully recoverable from Cavello. The unamortized deferred gain on ceded retroactive reinsurance under the LPT/ADC Agreement includes the aggregate impact of: 1) cumulative increases to losses incurred prior to December 31, 2018 for which we have ceded the risk under the LPT/ADC Agreement; and 2) changes in estimated ultimate losses for certain workers' compensation reserves previously commuted by the Company to AmTrust which are subject to specific terms and conditions pursuant to the LPT/ADC Agreement.
As a result, by virtue of this adjustment, management has also adjusted Total Capital Resources and computed the Ratio of Debt to Adjusted Capital Resources and Adjusted Book Value per Common Share. We believe adjusting for this shows the ultimate economic benefit of the LPT/ADC Agreement and reflecting the economic benefit of this non-recurring retroactive reinsurance agreement is helpful to understand future trends in our operations, which will improve the Company's shareholders' equity over the settlement or contract periods, respectively.
Alternative investments is the total of the Company's holdings of equity securities, other investments and equity method investments as reported on the Company's Condensed Consolidated Balance Sheets.
Certain Operating Measures
Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 12, 2024, for a general discussion on "Certain Operating Measures" utilized by the Company.
Critical Accounting Policies and Estimates
The critical accounting policies and estimates should be read in conjunction with "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" included in this Form 10-Q and "Notes to Consolidated Financial Statements Note 2. Significant Accounting Policies" included within the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 12, 2024. There have been no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Gross premiums written	$8,323	$836
Net premiums written	$8,314	$760
Net premiums earned	$12,408	$9,002
Other insurance revenue (expense), net	46	(59)
Net loss and LAE	(11,625)	(9,815)
Commission and other acquisition expenses	(5,593)	(4,235)
General and administrative expenses(1)	(2,760)	(3,146)
Underwriting loss (2)	(7,524)	(8,253)
Other general and administrative expenses(1)	(5,300)	(6,962)
Net investment income	7,700	9,545
Net realized and unrealized investment gains	8,750	1,005
Foreign exchange and other gains (losses)	2,053	(2,816)
Interest and amortization expenses	(4,815)	(3,824)
Income tax (expense) benefit	(11)	28
Interest in income (loss) of equity method investments	606	(51)
Net income (loss)	$1,459	$(11,328)
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

Net income (loss)
Net income for the three months ended March 31, 2024 was $1.5 million compared to net loss of $11.3 million for the same respective period in 2023. The increase in our financial results for the first quarter of 2024 compared to the first quarter of 2023 was primarily due to:
•total income from investment activities of $17.1 million for the three months ended March 31, 2024 compared to $10.5 million for the same period in 2023 which was comprised of:
◦realized and unrealized investment gains increased to $8.8 million for the three months ended March 31, 2024 compared to gains of $1.0 million for the same period in 2023;
◦interest in income of equity method investments of $0.6 million for the three months ended March 31, 2024 compared to an interest in loss of $0.1 million for the same period in 2023; and
◦net investment income decreased to $7.7 million for the three months ended March 31, 2024 compared to $9.5 million for the same period in 2023.
•an underwriting loss of $7.5 million for the three months ended March 31, 2024 compared to an underwriting loss of $8.3 million in the same period in 2023 largely due to:
◦adverse prior year loss development ("PPD") of $6.6 million in the first quarter of 2024 compared to adverse PPD of $3.7 million during the same period in 2023; and
◦on a current accident year basis, underwriting loss was $1.0 million for the three months ended March 31, 2024 compared to an underwriting loss of $4.6 million for the same period in 2023.
•corporate general and administrative expenses decreased to $5.3 million for the three months ended March 31, 2024 compared to $7.0 million for the same period in 2023; and
•foreign exchange and other gains increased to $2.1 million for the three months ended March 31, 2024, compared to foreign exchange and other losses of $2.8 million for the same period in 2023.

Net Premiums Written
The table below compares net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three months ended March 31, 2024 and 2023:

For the Three Months Ended March 31,	2024	2023	Change in
($ in thousands)	Total	Total	$
Diversified Reinsurance	$8,819	$6,773	$2,046
AmTrust Reinsurance	(505)	(6,013)	5,508
Total	$8,314	$760	$7,554
Net premiums written for the three months ended March 31, 2024 increased to $8.3 million compared to net premiums written of $0.8 million for the same period in 2023:
•Premiums written in the Diversified Reinsurance segment increased by $2.0 million for the three months ended March 31, 2024 compared to the same period in 2023 due to growth in direct premiums for Credit Life programs written by Maiden LF and Maiden GF.
•Premiums written in the AmTrust Reinsurance segment increased by $5.5 million for the three months ended March 31, 2024 compared to the same period in 2023. The negative written premiums in the prior year period reflect cession adjustments of $6.1 million due to the cancellation of cases in one specific program within Specialty Risk and Extended Warranty for the three months ended March 31, 2023.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned increased by $3.4 million for the three months ended March 31, 2024 compared to the same period in 2023. The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the three months ended March 31, 2024 and 2023:

For the Three Months Ended March 31,	2024	2023	Change in
($ in thousands)	Total	Total	$
Diversified Reinsurance	$8,991	$7,471	$1,520
AmTrust Quota Share Reinsurance	3,417	1,531	1,886
Total	$12,408	$9,002	$3,406
Net premiums earned in the Diversified Reinsurance segment for the three months ended March 31, 2024 increased by $1.5 million or 20.3% compared to the same period in 2023 mainly due to growth in Credit Life programs written by Maiden LF and Maiden GF. Please refer to the analysis of our Diversified Reinsurance segment for further discussion.
Net premiums earned in the AmTrust Reinsurance segment for the three months ended March 31, 2024 increased by $1.9 million compared to the same period in 2023 primarily due to negative earned premium adjustments made in 2023. Please refer to the analysis of our AmTrust Reinsurance segment for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to the analysis below of our Diversified Reinsurance segment for further discussion.
Net Investment Income
Net investment income decreased by $1.8 million or 19.3% for the three months ended March 31, 2024 compared to the same period in 2023 largely due to lower interest income earned on our funds withheld balance with AmTrust, which decreased by $2.4 million due to a lower average balance of $94.7 million for the three months ended March 31, 2024 compared to an average balance of $384.2 million for the same period in 2023.
Annualized average book yields increased to 4.6% for the three months ended March 31, 2024 compared to 3.7% for the same period in 2023 due to the following factors:
•Floating rate investments comprise 43.2% of our fixed income investments as of March 31, 2024 which enabled the portfolio to respond to the higher interest rate environment more quickly;
•Loan to related party carried a higher weighted average interest rate on a balance of $168.0 million which increased to 7.3% for the three months ended March 31, 2024 compared to 6.4% for the same period in 2023; partly offset by:
•Funds withheld receivable earned an annual interest rate of 3.5% for the three months ended March 31, 2024 and 2023 however there was lower interest income on the funds withheld receivable of $0.9 million for the three months ended March 31, 2024 compared to $3.3 million for the same period in 2023 driven by a lower average funds held balance of $94.7 million.

Average aggregate fixed income assets at March 31, 2024 decreased by 39.0% compared to March 31, 2023 due to continued run-off of our reinsurance liabilities previously written on prospective risks primarily through the funds withheld receivable. For the three months ended March 31, 2024, we experienced positive operating cash flows due to excess collateral of $15.3 million released by AmTrust through the funds withheld receivable as we run-off our existing reinsurance liabilities in the AmTrust Reinsurance segment.
The following table details our average aggregate fixed income assets (at cost) and annualized investment book yield for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Average aggregate fixed income assets, at cost (1)	$577,388	$947,270
Annualized investment book yield	4.6%	3.7%
(1)Fixed income assets include available-for-sale ("AFS") securities, cash and restricted cash, funds withheld receivable, and loan to related party. These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
Net Realized and Unrealized Investment Gains (Losses)
Net realized and unrealized investment gains of $8.8 million were recognized for the three months ended March 31, 2024 compared to net realized and unrealized investment gains of $1.0 million for the same period in 2023. Total net realized and unrealized investment gains for the three months ended March 31, 2024 and 2023 are summarized in the table below by investment category:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Net realized (losses) gains:
Fixed income assets(1)	$(218)	$—
Other investments, including equity securities	—	176
Total net realized (losses) gains	(218)	176

Net unrealized gains:
Other investments, including equity securities	8,968	829
Total net unrealized gains	8,968	829

Total net realized and unrealized investment gains	$8,750	$1,005
(1) Fixed income assets includes AFS securities as well as cash, restricted cash, funds withheld receivable, and loan to related party.

Total net realized and unrealized investment gains increased by $7.7 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to unrealized gains in the private equity asset class of $7.9 million during the current year period.
Interest in Income (Loss) of Equity Method Investments
Total interest in income of equity method investments of $0.6 million were recognized for the three months ended March 31, 2024 compared to an interest in the loss of equity method investments of $0.1 million for the same period in 2023. Equity method investments consist of real estate investments of $52.6 million and other investments of $29.5 million as of March 31, 2024. Interest in income (loss) of equity method investments for the three months ended March 31, 2024 and 2023 is detailed by investment category in the following table:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Hedge fund investments	$—	$167
Real estate investments	353	(218)
Other investments	253	—
Interest in income (loss) of equity method investments	$606	$(51)

Net Loss and LAE
Net loss and LAE increased by $1.8 million for the first quarter of 2024 compared to the same period in 2023 driven by an increase in net premiums earned in the AmTrust Reinsurance segment. Net losses were impacted by net adverse prior year loss development of $6.6 million for the first quarter of 2024 compared to net adverse prior year loss development of $3.7 million for the same period in 2023. Excluding adverse development, the current year losses were $5.1 million for the first quarter of 2024 compared to $6.2 million for the first quarter of 2023.
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
Commission and Other Acquisition Expenses
Commission and other acquisition expenses increased by $1.4 million or 32.1% for the three months ended March 31, 2024 compared to the same period in 2023. The movement was driven by lower earned premium adjustments in the AmTrust Reinsurance segment for the three months ended March 31, 2024 compared to the same period in 2023 which resulted in a corresponding increase in commission costs and brokerage fees. Please see further discussion in the individual segment analysis further below.
General and Administrative Expenses
General and administrative expenses include both segment and corporate expenses segregated for analytical purposes as a component of underwriting income. Total general and administrative expenses decreased by $2.0 million, or 20.3% for the three months ended March 31, 2024 compared to the same period in 2023. Corporate expenses decreased for the three months ended March 31, 2024 largely due to lower incentive compensation costs (including lower stock-based awards which were $0.4 million compared to $0.8 million for the same period in 2023).
General and administrative expenses for the three months ended March 31, 2024 and 2023 were comprised of:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
General and administrative expenses – segments	$2,760	$3,146
General and administrative expenses – corporate	5,300	6,962
Total general and administrative expenses	$8,060	$10,108
Interest and Amortization Expenses
Total interest and amortization expenses related to outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 ("Senior Notes") were $4.8 million for the three months ended March 31, 2024 compared to $3.8 million for the same period in 2023. This included interest expense incurred on the Senior Notes for the three months ended March 31, 2024 and 2023 of $4.8 million, respectively. The issuance costs related to the Senior Notes were capitalized and are amortized over their effective life using the effective interest method of amortization. Due to a change in the amortization method for the 2013 Senior Notes in the prior year period, total amortization expenses were $39.0 thousand for the three months ended March 31, 2024 compared to amortization income of $1.0 million for the same period in 2023.
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the three months ended March 31, 2024 and 2023, respectively.
Foreign Exchange and Other Gains (Losses)
Net foreign exchange and other gains of $2.1 million were realized during the three months ended March 31, 2024 compared to net foreign exchange and other losses of $2.8 million for the same period in 2023.
At March 31, 2024, net foreign exchange gains on a year-to-date basis were primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at March 31, 2024 included net loss reserves of $268.2 million. Our foreign currency asset exposures at March 31, 2024 included $164.9 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $28.6 million of equity method real estate investments denominated in Canadian dollars, as well as $15.8 million of funds withheld receivable.
Net foreign exchange gains of $2.1 million in the first quarter of 2024 were largely attributable to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro during the period. Net foreign exchange losses of $2.0 million during the three months ended March 31, 2023 were attributable to the weakening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results for our Diversified Reinsurance segment for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Gross premiums written	$8,828	$6,849
Net premiums written	$8,819	$6,773
Net premiums earned	$8,991	$7,471
Other insurance revenue (expense), net	46	(59)
Net loss and LAE	(2,924)	(3,156)
Commission and other acquisition expenses	(4,295)	(3,656)
General and administrative expenses	(2,090)	(2,589)
Underwriting loss	$(272)	$(1,989)
Underwriting loss by business unit is detailed in the table below for the Diversified Reinsurance segment for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
International	$(655)	$(180)
GLS	(88)	(1,064)
Other run-off lines	471	(745)
Underwriting loss	$(272)	$(1,989)
Underwriting results in the Diversified Reinsurance segment improved for the three months ended March 31, 2024 compared to the same respective period in 2023 primarily due to favorable prior year reserve development on GLS and other runoff lines as discussed further below under the net losses and LAE section.
Premiums — The growth in written and earned premium was the result of new Credit Life programs written by Maiden LF and Maiden GF in the three months ended March 31, 2024. As discussed in the "Overview" section, Maiden LF and Maiden GF entered into a renewal rights transaction with AmTrust Nordic on May 3, 2024 which is expected to cover the majority of Maiden LF and Maiden GF's primary business written in Sweden, Norway and other Nordic countries.
Gross premiums written increased by $2.0 million or 28.9% for the three months ended March 31, 2024 compared to the same period in 2023.
Net premiums written increased by $2.0 million or 30.2% during the three months ended March 31, 2024, compared to the same period in 2023.
Net premiums earned increased by $1.5 million or 20.3% during the three months ended March 31, 2024 compared to the same period in 2023.
Other insurance revenue (expense), net — Other insurance revenue (expense), net includes fee related income generated from our GLS business, fair value changes in underwriting-related derivatives related to certain coverages on retroactive reinsurance contracts written by GLS, and fee income derived from our IIS business not directly associated with premium revenue assumed by the Company as specified in the table below.
Other insurance revenue (expense), net increased by $0.1 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to fair value changes in non-hedged underwriting-related derivatives on GLS contracts. The table below shows other insurance revenue by source for the three months ended March 31, 2024 and 2023:

For the Three Months Ended March 31,	2024	2023	Change
	($ in thousands)
International	$—	$97	$(97)
Changes in fair value of non-hedged underwriting-related derivatives	—	(212)	212
Other service fee income	46	56	(10)
Other insurance revenue (expense), net	$46	$(59)	$105

Net Loss and LAE — Net loss and LAE decreased by $0.2 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to favorable prior year loss development experienced in GLS and other run-off lines.
The net loss and LAE was impacted by net favorable prior year loss development of $0.7 million for the three months ended March 31, 2024 compared to adverse prior year development of $0.8 million for the same period in 2023. The net favorable prior year loss development for the three months ended March 31, 2024 was primarily from GLS and other runoff business lines. The net adverse development for the three months ended March 31, 2023 was due to unfavorable reserve development in other runoff business and also included the recognition of expected credit losses on reinsurance recoverable on unpaid losses.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses increased by $0.6 million or 17.5% for the three months ended March 31, 2024 compared to the same period in 2023 due to growth in new Credit Life programs written by Maiden LF and GF.
General and Administrative Expenses — General and administrative expenses decreased by $0.5 million or 19.3% for the three months ended March 31, 2024 compared to the same period in 2023 largely due to lower staff incentive compensation.
AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $7.3 million during the three months ended March 31, 2024 compared to an underwriting loss of $6.3 million for the same period in 2023. The underwriting results for the AmTrust Reinsurance segment for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Gross premiums written	$(505)	$(6,013)
Net premiums written	$(505)	$(6,013)
Net premiums earned	$3,417	$1,531
Net loss and LAE	(8,701)	(6,659)
Commission and other acquisition expenses	(1,298)	(579)
General and administrative expenses	(670)	(557)
Underwriting loss	$(7,252)	$(6,264)
Premiums — The table below shows net premiums written by category for the three months ended March 31, 2024 and 2023:

For the Three Months Ended March 31,	2024	2023	Change in
($ in thousands)	Total	Total	$
Net Premiums Written
Small Commercial Business	$(492)	$(83)	$(409)
Specialty Program	(15)	156	(171)
Specialty Risk and Extended Warranty	2	(6,086)	6,088
Total AmTrust Reinsurance	$(505)	$(6,013)	$5,508
The negative premiums for the three months ended March 31, 2024 and March 31, 2023 reflect the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019 which has resulted in no new business written under these contracts since 2018. The negative gross and net premiums written for the three months ended March 31, 2023 reflect cession adjustments of $6.1 million due to the cancellation of cases in a certain program within Specialty Risk and Extended Warranty.
Net premiums earned increased by $1.9 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to lower negative premium adjustments during the first quarter of 2024. The table below provides detail on net premiums earned in the three months ended March 31, 2024 and 2023:

For the Three Months Ended March 31,	2024	2023	Change in
($ in thousands)	Total	Total	$
Net Premiums Earned
Small Commercial Business	$(492)	$(83)	$(409)
Specialty Program	(15)	156	(171)
Specialty Risk and Extended Warranty	3,924	1,458	2,466
Total AmTrust Reinsurance	$3,417	$1,531	$1,886

Net Loss and LAE — Net loss and LAE increased by $2.0 million for the three months ended March 31, 2024 compared to the same period in 2023 driven by higher adverse prior year loss development under the European Hospital Liability Quota Share for the three months ended March 31, 2024.
The table below shows prior year loss development for the AmTrust Reinsurance segment for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Prior Year Loss Development adverse (favorable)	($ in thousands)
AmTrust Quota Share	$5,000	$3,448
AmTrust other runoff	(317)	(523)
European Hospital Liability Quota Share	2,535	(26)
Total AmTrust Reinsurance Prior Year Development	$7,218	$2,899
Net adverse prior year loss development was $7.2 million during the three months ended March 31, 2024 compared to net adverse development of $2.9 million for the same period in 2023.
Net adverse prior year loss development for the three months ended March 31, 2024 was primarily due to the AmTrust Quota Share contract, with European Hospital Liability also producing adverse loss development. In the AmTrust Quota Share, U.S. Program business experienced continuing adverse development from construction defect coverage for accident years 2015 to 2018 as new claims emergence was again far greater than expected; this was partly offset by continued favorable development within Workers Compensation business for accident years 2014 to 2017. Net adverse loss development on European Hospital Liability Quota Share was primarily driven by emergence of loss data from adverse claim verdicts on older claims, resulting in strengthening of loss development tail on underwriting years 2011 to 2014.
Net adverse prior year loss development for the three months ended March 31, 2023 was driven by unfavorable movements in General Liability, Auto Liability and Specialty Risk & Extended Warranty partly offset by continued favorable development in Workers Compensation.
As of March 31, 2024, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $520.8 million. The LPT/ADC Agreement provides Maiden Reinsurance with $155.0 million in adverse PPD cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The reinsurance recoverable includes the deferred gain liability under the LPT/ADC Agreement of $75.9 million. At March 31, 2024, there was $79.1 million remaining in available coverage under the LPT/ADC Agreement. Net adverse PPD of $7.2 million for the three months ended March 31, 2024 includes the $5.0 million recoverable under the LPT/ADC Agreement that is expected to be recognized as future GAAP income over time as recoveries are received subject to the provisions of the LPT/ADC Agreement and the applicable GAAP accounting rules.
For the three months ended March 31, 2024 and 2023, respectively, $5.0 million and $1.6 million of the adverse PPD from the AmTrust Quota Share reported in the table above, respectively, are covered by the LPT/ADC Agreement. To the extent adverse loss development in European Hospital Liability continues, the European Hospital Liability Quota Share may have a more significant negative impact on our results than the AmTrust Quota Share, in particular once recoveries from the LPT/ADC Agreement commence and are recognized as GAAP income pursuant to the applicable GAAP accounting rules.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses increased by $0.7 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher earned premiums in Specialty Risk and Extended Warranty programs.
General and Administrative Expenses — General and administrative expenses increased by $0.1 million for the three months ended March 31, 2024 compared to the same period in 2023.

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
As of March 31, 2024, the Company had investable assets of $861.7 million compared to $914.3 million as of December 31, 2023. Investable assets include the combined total of our investments, cash and restricted cash including cash equivalents, loan to a related party and funds withheld receivable. Our investable assets decreased by $52.6 million during the three months ended March 31, 2024 due to the continued run-off of our reinsurance portfolio liabilities as claim payments were settled primarily from the funds withheld receivable, which decreased by $66.9 million in the three months ended March 31, 2024.
The regulatory and liquidity requirements of the Company's operating segments are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10- K for the year ended December 31, 2023, that was filed with the SEC on March 12, 2024.
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
In 2023 and 2024, the Vermont DFR approved an annual dividend program to be paid by Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. During the three months ended March 31, 2024, Maiden Reinsurance paid dividends of $6.3 million to Maiden NA (2023 - $6.3 million). During the three months ended March 31, 2024 and 2023, Maiden NA did not pay any dividends to Maiden Holdings.
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
Our business has undergone significant changes since 2018. As previously noted, we engaged in a series of transactions that have materially reduced our balance sheet risk and transformed our operations. As a result of these transactions, we are not presently engaged in any active underwriting of new prospective reinsurance business thus our net premiums written will continue to be materially lower and investment income will become a significantly larger portion of our total revenues. We have not written any new retroactive risks through GLS since December 30, 2022, and this will be smaller in relation to the run-off of our prior reinsurance business. During the three months ended March 31, 2024, the release of $15.3 million excess collateral by AmTrust has caused positive operating cash flows as we run off the AmTrust Reinsurance segment reserves as shown in the cash flows table further below. We continue to expect a trend of negative investing cash flows to continue to reduce our asset base through 2024.
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
The Company’s management believes our current sources of liquidity are adequate to meet its cash requirements for the next twelve months as we generally expect operating cash flows to be sufficiently offset by investing cash flows. While we continue to expect our cash flows to be sufficient to meet our cash requirements and to operate our business, our ability to execute our asset and capital management initiatives are dependent on maintaining adequate levels of unrestricted liquidity and cash flows. Our expanded asset management strategy can be impacted by both investment specific and broader financial market conditions and may not produce the expected liquidity and cash flows these investments are designed to achieve, or the timing thereof may also be impacted by those factors.
At March 31, 2024, unrestricted cash, cash equivalents and fixed maturity investments were $62.9 million compared to $73.4 million held at December 31, 2023, an decrease of $10.5 million during the three months ended March 31, 2024.

This was primarily driven by $4.8 million for interest payments on the Senior Notes, $8.8 million of net purchases for alternative investments including equity method investments, $0.7 million for common share repurchases made under the Company's authorized repurchase plan and employee tax obligations on vesting of restricted shares as well as payments for general operating expenses of $8.1 million, partly offset by $15.3 million of collateral released by AmTrust through the funds withheld receivable during the three months ended March 31, 2024.
Please see the related discussion on investing and financing cash flows below. The table below summarizes our operating, investing and financing cash flows for the three months ended March 31, 2024 and 2023:

For the Three Months Ended March 31,	2024	2023
	($ in thousands)
Operating activities	$8,049	$(20,347)
Investing activities	(19,736)	15,267
Financing activities	(673)	(288)
Effect of exchange rate changes on foreign currency cash	(148)	105
Total decrease in cash, restricted cash and cash equivalents	$(12,508)	$(5,263)
Cash Flows provided by Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2024 was $8.0 million compared to cash flows used in operating activities of $20.3 million for the three months ended March 31, 2023. Operating cash flows were primarily driven by the release of $15.3 million excess collateral by AmTrust from the funds withheld receivable for the three months ended March 31, 2024 whereas the funds withheld receivable was primarily used for settlement of claim payments to AmTrust for the same period in 2023.
Cash Flows used in Investing Activities
Cash flows used in investing activities consist primarily of investment purchases net of proceeds from sales and maturities of investments. Net cash used in investing activities was $19.7 million for the three months ended March 31, 2024 compared to net cash provided by investing activities of $15.3 million for the same period in 2023.
For the three months ended March 31, 2024, the purchases of fixed maturity securities exceeded the proceeds from the sales, maturities and calls by $10.8 million compared to net proceeds of $6.3 million for the same period in 2023. The size of the fixed income investment portfolio will diminish as claims payments are made for the runoff of existing loss reserves for the terminated AmTrust Quota Share and the European Hospital Liability Quota Share contracts.
Cash flows used in investing activities included net purchases of $8.8 million for alternative investments including equity method investments during the three months ended March 31, 2024 compared to net proceeds from alternative investments of $9.0 million for the same period in 2023.
Cash Flows used in Financing Activities
Cash flows used in financing activities were $0.7 million for the three months ended March 31, 2024 compared to $0.3 million for the same period in 2023. During the three months ended March 31, 2024, the Company repurchased 352,111 common shares at an average price per share of $1.91 for a total of $0.7 million used under the Company's authorized common share repurchase plan.
No dividends on common shares were paid during the three months ended March 31, 2024 and 2023. Our Board of Directors have not declared any common share dividends since the third quarter of 2018.
Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, that was filed with the SEC on March 12, 2024. Please also refer to "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) "Note 4.(e) Restricted Cash, Cash Equivalents and Investments" included in this Form 10-Q for details of the fair values of restricted assets at March 31, 2024 and December 31, 2023.
At March 31, 2024 and December 31, 2023, restricted cash and cash equivalents and fixed maturity investments used as collateral were $226.8 million and $219.9 million, respectively. This collateral represents 78.3% and 75.0% of the fair value of total fixed maturity investments, cash, restricted cash and cash equivalents at March 31, 2024 and December 31, 2023, respectively.

Cash and Investments
Historically, the investment of our funds had generally been designed to ensure safety of principal while generating current income. Accordingly, our fixed income investment portfolio is invested in liquid, investment-grade fixed maturity securities which are all designated as AFS at March 31, 2024. Further, as our insurance liabilities continue to run-off and the required capital to operate our business for regulatory purposes decreases, we expanded Maiden Reinsurance’s investment policy which has been approved by the Vermont DFR. Under this modified investment policy, we expanded the range of asset classes we invest in to enhance the income and total returns our investment portfolio produces. We categorize these investments as alternative investments which include "Other Investments", "Equity Securities", and "Equity Method Investments" on our Condensed Consolidated Balance Sheets.
As of March 31, 2024 and December 31, 2023, our cash and investments consisted of:

	March 31, 2024	December 31, 2023
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$259,451	$250,601
Equity securities, at fair value	44,428	45,299
Equity method investments	82,159	80,929
Other investments	200,388	182,811
Total investments	586,426	559,640
Cash and cash equivalents	20,721	35,412
Restricted cash and cash equivalents	9,449	7,266
Total Investments and Cash and Cash Equivalents	$616,596	$602,318
In addition to the discussion on Cash and Cash Equivalents and Fixed Maturities that follows herein, please see the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q for further discussion on our AFS fixed income securities.
Under this revised investment policy, we increased the amount of alternative investments held, and we expect to continue to increase the amounts invested therein. Under our investment policy, alternative investments could include, but are not limited to, privately held investments, private equities, private credit lending funds, fixed-income funds, hedge funds, equity funds, real estate (including joint ventures and limited partnerships) and other non-fixed-income investments.
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
As of March 31, 2024, Maiden Reinsurance owns 30.1% of the Company's total outstanding common shares which is eliminated for accounting and financial reporting purposes on our condensed consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its common shares, is capped at 9.5% pursuant to the bye-laws of the Company. Treasury shares include 43,231,034 common shares owned by Maiden Reinsurance consisting of 41,439,348 shares issued as part of the Exchange in 2022 and 1,791,686 common shares that were directly purchased on the open market by Maiden Reinsurance under the Company's authorized repurchase plan to date. The market value of our common shares held by Maiden Reinsurance due to the Exchange and common share repurchases was $97.3 million at March 31, 2024.

Cash & Cash Equivalents
At March 31, 2024, we consider the levels of cash and cash equivalents held to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
Fixed Maturity Investments
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows at March 31, 2024 and December 31, 2023:

March 31, 2024	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$66,447	$—	$(3)	$66,444	5.4%	0.1
U.S. agency bonds – mortgage-backed	29,221	—	(3,603)	25,618	4.5%	6.1
Non-U.S. government bonds	42,029	6	(462)	41,573	2.7%	0.8
Collateralized loan obligations	63,960	—	(765)	63,195	5.0%	0.3
Corporate bonds	64,711	—	(2,090)	62,621	1.6%	1.6
Total fixed maturities	266,368	6	(6,923)	259,451	3.9%	1.3
Cash and cash equivalents	30,170	—	—	30,170	0.9%	0.0
Total	$296,538	$6	$(6,923)	$289,621	3.6%	1.1

December 31, 2023	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$55,046	$8	$(2)	$55,052	5.4%	0.1
U.S. agency bonds – mortgage-backed	29,918	—	(3,267)	26,651	4.6%	6.1
Non-U.S. government bonds	21,219	—	(468)	20,751	1.9%	1.1
Collateralized loan obligations	80,591	—	(1,788)	78,803	4.9%	0.3
Corporate bonds	71,762	—	(2,418)	69,344	1.6%	1.7
Total fixed maturities	258,536	8	(7,943)	250,601	3.8%	1.3
Cash and cash equivalents	42,678	—	—	42,678	2.5%	0.0
Total	$301,214	$8	$(7,943)	$293,279	3.6%	1.2
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the three months ended March 31, 2024, the yield on the 10-year U.S. Treasury bond increased by 32 basis points to 4.20%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed maturity securities in our portfolio. The change in the market values of our fixed maturity portfolio during the three months ended March 31, 2024 generated net unrealized gains of $1.0 million which increased our book value per common share by $0.01 during the period. Current outlooks for global monetary policy indicate that quantitative tightening by central banks in the U.S. and globally appear likely to moderate in the near to intermediate term, although central banks have indicated that they maintain the option to either adopt a neutral stance or apply further tightening should data dictate such actions, particularly inflation and labor market data. Recent data suggest moderation in global monetary policy may be slower than anticipated. Our investment portfolios, in particular our fixed maturity portfolio, may be adversely impacted by unfavorable market conditions caused by these measures, which could cause continued volatility in our results of operations and negatively impact our financial condition.
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

We also monitor the duration and structure of our investment portfolio as discussed below. As of March 31, 2024, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $4.9 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above.
To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At March 31, 2024 and December 31, 2023, these respective durations in years were as follows:

	March 31, 2024	December 31, 2023
Fixed maturities and cash and cash equivalents	1.1	1.2
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	5.8	5.8
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	1.6	1.6
During the three months ended March 31, 2024, the weighted average duration of our fixed maturity investment portfolio decreased by 0.1 years to 1.1 years while the duration for the gross reserve for loss and LAE remained at 5.8 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our U.S. agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities held. At March 31, 2024, the duration of our loss reserves net of the LPT/ADC Agreement was higher than the duration of our fixed maturity investment portfolio.
To limit our exposure to unexpected interest rate increases that could reduce the value of our fixed maturity securities and reduce our shareholders' equity, the Company holds floating rate securities whose fair values are less sensitive to interest rates. At March 31, 2024 and December 31, 2023, 43.2% and 40.8%, respectively, of our fixed income investments were comprised of floating rate securities which are detailed in the table below:

	March 31, 2024		December 31, 2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Floating rate securities
Collateralized loan obligations	$63,195	11.8%	$78,803	13.0%
Total floating rate AFS fixed maturities at fair value	63,195	11.8%	78,803	13.0%
Loan to related party	167,975	31.4%	167,975	27.8%
Total floating rate securities	$231,170	43.2%	$246,778	40.8%

Total fixed income investments at fair value (1)	$534,685		$605,239
(1) Total fixed income investments at fair value include AFS fixed maturities, cash and restricted cash, funds withheld receivable, and loan to related party.

At March 31, 2024 and December 31, 2023, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Total U.S. agency MBS comprise 9.9% of our fixed maturity investment portfolio at March 31, 2024. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn. Additional details on our U.S. Agency MBS holdings at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024		December 31, 2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
FNMA – fixed rate	$14,601	57.0%	$15,164	56.9%
FHLMC – fixed rate	8,718	34.0%	9,099	34.1%
GNMA – variable rate	2,299	9.0%	2,388	9.0%
Total U.S. Agency MBS	$25,618	100.0%	$26,651	100.0%
At March 31, 2024 and December 31, 2023, 98.0% and 97.8%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income investment portfolio.

The security holdings by sector and financial strength rating of our corporate bond holdings at March 31, 2024 and December 31, 2023 were as follows:

	Ratings(1)
March 31, 2024	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	—%	8.3%	—%	$5,172	8.3%
Communications	—%	—%	4.5%	—%	2,847	4.5%
Consumer	—%	21.3%	27.6%	—%	30,607	48.9%
Energy	—%	1.4%	2.8%	—%	2,582	4.2%
Financial Institutions	2.4%	22.5%	0.7%	8.5%	21,413	34.1%
Total	2.4%	45.2%	43.9%	8.5%	$62,621	100.0%

	Ratings(1)
December 31, 2023	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	—%	7.6%	—%	$5,273	7.6%
Communications	—%	7.9%	4.2%	—%	8,392	12.1%
Consumer	—%	15.8%	29.2%	—%	31,186	45.0%
Energy	—%	1.2%	2.6%	—%	2,639	3.8%
Financial Institutions	2.2%	20.9%	0.6%	7.8%	21,854	31.5%
Total	2.2%	45.8%	44.2%	7.8%	$69,344	100.0%
(1)    Ratings as assigned by S&P, or equivalent
The table below includes the Company’s ten largest corporate holdings at fair value and as a percentage of all fixed income securities held as at March 31, 2024. The Company's ten largest corporate holdings are 100.0% euro denominated, with 54.8% in the Consumer Sector and 29.7% in the Financial Institutions sector.

March 31, 2024	Fair Value	% of Holdings	Rating(1)
	($ in thousands)
Anheuser-Busch INBEV SA, 2.875%, Due 9/25/2024	$10,736	4.1%	A-
Chubb Ina Holdings Inc., 1.55%, Due 3/15/2028	6,551	2.5%	A
Molson Coors Beverage Co., 1.25%, Due 7/15/2024	5,352	2.1%	BBB
Utah Acquisition Sub Inc., 2.25%, Due 11/22/2024	5,333	2.1%	BBB-
FBD Insurance PLC, 5.0%, Due 10/9/2028	5,314	2.1%	NA
PPG Industries Inc., 0.875%, Due 11/3/2025	5,172	2.0%	BBB+
Kellanova, 1.25%, Due 3/10/2025	4,215	1.6%	BBB
BNP Paribas SA, 1.25%, Due 3/19/2025	3,460	1.3%	A-
Vodafone Group PLC, 1.875%, Due 9/11/2025	2,847	1.1%	BBB
McKesson Corp., 1.5% Due 11/17/2025	2,609	1.0%	A-
Total	$51,589	19.9%
(1)    Ratings as assigned by S&P, or equivalent

At March 31, 2024 and December 31, 2023, respectively, 100.0% of non-U.S. dollar denominated securities were invested in euro denominated bonds. The net decrease in non-USD denominated fixed maturities is largely due to sales and maturities of euro denominated corporate bonds during the three months ended March 31, 2024.
At March 31, 2024 and December 31, 2023, the Company's non-U.S. government issuers have a rating of A+ or higher by Fitch Ratings. The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. dollar denominated currencies at March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024 and December 31, 2023, we held the following non-U.S. dollar denominated securities:

	March 31, 2024		December 31, 2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-USD denominated collateralized loan obligations	$62,202	37.7%	$77,816	46.8%
Non-USD denominated corporate bonds	61,091	37.1%	67,822	40.7%
Non-U.S. government bonds	41,573	25.2%	20,751	12.5%
Total non-U.S. dollar denominated securities	$164,866	100.0%	$166,389	100.0%
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings at March 31, 2024 and December 31, 2023:

Ratings(1)	March 31, 2024		December 31, 2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
A+, A, A-	$28,324	46.4%	$31,810	46.9%
BBB+, BBB, BBB-	27,453	44.9%	30,630	45.2%
BB+ or lower	5,314	8.7%	5,382	7.9%
Total non-U.S. dollar denominated corporate bonds	$61,091	100.0%	$67,822	100.0%
(1)     Ratings as assigned by S&P, or equivalent

Other Investments, Equity Securities and Equity Method Investments
Our alternative investments are categorized as other investments, equity securities, and equity method investments as reported on our condensed consolidated balance sheets. These include private equity funds, private credit funds, investments in limited partnerships, as well as investments in direct lending entities and investments in technology-oriented insurance related businesses known as insurtechs. Private equity investments consist of direct investments in privately held entities, investments in private equity funds and private equity co-investments with sponsoring entities. Private credit investments consist of loans and other debt securities of privately held entities or investment sponsors. Our alternative investments as of March 31, 2024 and December 31, 2023 consisted of the following asset categories:

	March 31, 2024		December 31, 2023
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total

Privately held common stocks	$34,400	10.5%	$35,272	11.4%
Privately held preferred stocks	9,946	3.1%	9,946	3.2%
Publicly traded equity investments	82	—%	81	—%
Total equity securities	$44,428	13.6%	$45,299	14.6%

Real estate investments	$52,614	16.1%	$49,897	16.1%
Other equity method investments	29,545	9.0%	31,032	10.1%
Total equity method investments	$82,159	25.1%	$80,929	26.2%

Private equity funds	$53,757	16.5%	$47,383	15.4%
Private credit funds	29,220	8.9%	27,806	9.0%
Privately held equity investments	44,768	13.7%	38,617	12.5%
Investment in direct lending funds (at cost)	72,643	22.2%	69,005	22.3%
Total other investments	$200,388	61.3%	$182,811	59.2%

Total alternative investments	$326,975	100.0%	$309,039	100.0%
Our allocation to alternative investments increased to 53.0% of our total cash and investments as of March 31, 2024 compared to 51.3% as of December 31, 2023; and increased to 131.1% of our total shareholders' equity as of March 31, 2024 compared to 124.0% as of December 31, 2023.

In addition to the categories described above, we also evaluate our alternative investments by the following asset classes:

	March 31, 2024		December 31, 2023
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Private Equity	$92,106	28.2%	$82,230	26.6%
Private Credit	55,233	16.9%	53,673	17.4%
Alternatives	98,674	30.2%	95,258	30.8%
Venture Capital	22,543	6.9%	21,220	6.9%
Real Estate	58,419	17.8%	56,658	18.3%
Total alternative investments	$326,975	100.0%	$309,039	100.0%
For further details on these alternative investments, see "Notes to Condensed Consolidated Financial Statements: Note 4(b) Other Investments, Equity Securities and Equity Method Investments" included under Part I Item 1. "Financial Information" of this Report on Form 10-Q. Within these asset classes, our portfolio broadly consists of the following types of investments:
•Private Equity – this asset class consists of both fund investments with leading private equity sponsors and direct equity investments in private companies, sometimes in conjunction with our private equity fund sponsors. As of March 31, 2024, $24.3 million or 26.4% of investments in the private equity asset class consisted of investments in private equity funds and $67.8 million or 73.6% consisted of direct equity investments in private companies.
•Private Credit - this asset class consists of both fund investments with leading private credit sponsors and direct credit investments in private companies, sometimes in conjunction with our private credit fund sponsors. Private credit investments in both funds and on a direct basis will typically be secured lending arrangements with non-rated entities, often with additional protective provisions to enhance the security and returns of these investments. As of March 31, 2024, $51.5 million or 93.3% of investments in the private credit asset class consisted of investments in private credit funds and $3.7 million or 6.7% consisted of direct investments in debt securities of private companies.
•Alternatives – this asset class consists of structured financing arrangements which typically have incentive features to enhance the Company’s returns. As part of these arrangements, the Company requires collateral or bankruptcy-remote structures to protect its investments. As of March 31, 2024, $97.2 million or 98.5% of investments in the alternatives asset class were direct investments and $1.5 million or 1.5% of the alternatives asset class were invested in funds. One investment in a collateralized direct lending entity of $72.6 million represents 73.6% of this asset class and is discussed further in "Note 4 — Investments" included in Part I Item 1. "Financial Information" in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024.
•Venture Capital – this asset class consists of both fund investments with venture capital firms focused primarily on “insurtech” or “fintech” early-stage investments as well as direct investments in start-up companies in this sector, including equity investments in individual companies made in conjunction with our venture capital fund sponsors. As of March 31, 2024, $8.3 million or 36.9% of investments in the venture capital asset class consisted of investments in funds and $14.2 million or 63.1% consisted of direct equity investments in start-up companies. As of March 31, 2024, $13.2 million or 58.7% of our venture capital investments were invested in funds or companies that would be considered “insurtech” investments.
•Real Estate – this asset class consists of long-term equity investments in three real estate projects. Two are multi-family residential development projects near major urban centers where workforce housing demand continues to be strong. One investment is a minority stake as a limited partner with a leading property developer with a highly successful track record, where the Company will earn returns from both operating income from rentals and future sales of properties. As of March 31, 2024, the Company has $24.0 million invested in this project and expects investment returns to commence in earnest in 2026 and beyond. The second multi-family residential investment is a majority stake with general partner rights wherein the Company is providing the capital backing to an experience and successful developer in the subject market, while also taking minority equity stakes in individual projects. To date, this development project has secured five properties in attractive locations and is currently in the zoning and planning stages. As of March 31, 2024, the Company has $28.6 million invested in this project and has commenced earning limited amounts of fee income from this project. As part of its investment, the Company has also provided certain loan guarantees which are discussed in more detail in Note 11 — Commitments, Contingencies and Guarantees included in Part I Item 1. "Financial Information". We expect fee and operating income and gains from future sales of properties to commence in earnest in 2027 and beyond. Finally, the Company has a minority equity stake in an iconic office building in a major city in the U.S., with an attractive and growing tenant roll. As of March 31, 2024, the Company has $5.8 million invested in this project and to date has earned preferred returns and received certain distributions. In addition to preferred returns, the Company expects to receive future distributions of operating income from this investment.
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

Investment Results
Our investment portfolio produced significantly higher returns included in earnings of $17.1 million during the three months ended March 31, 2024 compared to $10.5 million during the same period in 2023. Our investment returns increased 62.5% through a combination of higher yields on certain fixed income assets along with strengthening returns on our alternative investment portfolio, which increased by 5.8% during 2024 and produced a positive net return of 3.4% during 2024 compared to 0.7% in 2023. The following table summarizes our investment results for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Net investment income:
Fixed income investments(1)	$6,411	$8,451
Cash and restricted cash	174	306
Other investments, including equities	1,207	887
Investment expenses	(92)	(99)
Total net investment income	7,700	9,545

Net realized (losses) gains:
Fixed income assets(1)	(218)	—
Other investments, including equities	—	176
Total net realized (losses) gains	(218)	176

Net unrealized gains:
Other investments, including equities	8,968	829
Total net unrealized gains	8,968	829

Interest in income (loss) of equity method investments:
Interest in income (loss) of equity method investments	606	(51)
Interest in income (loss) of equity method investments	606	(51)

Total investment return included in earnings (A)	$17,056	$10,499

Other comprehensive income:
Unrealized gains on AFS fixed maturity securities and equity method investments excluding foreign exchange (B)	$1,018	$1,936
Total investment return = (A) + (B)	$18,074	$12,435

Annualized income from fixed income assets(2)	$26,340	$35,028
Average aggregate fixed income assets, at cost(2)	577,388	947,270
Annualized investment book yield	4.6%	3.7%

Average aggregate invested assets, at fair value(3)	$887,969	$1,200,336
Investment return included in net earnings	1.9%	0.9%
Total investment return	2.0%	1.0%
1.Fixed income investments include AFS securities as well as funds withheld receivable, and loan to related party.
2.Average aggregate fixed income assets include AFS portfolio, cash and restricted cash, funds withheld receivable, and loan to related party and is computed as an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
3.Average aggregate invested assets include all investments (AFS and alternative investments), cash and restricted cash, loan to related party and funds withheld receivable and is computed as an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

The following table details total investment returns for our fixed income investments for the three months ended March 31, 2024 and 2023:

Fixed Income Investments(1)	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Gross investment income	$6,585	$8,757
Net realized losses	(218)	—
Change in AOCI (3)	1,018	1,936
Gross investment returns	$7,385	$10,693

Average invested assets, at fair value (4)	$569,962	$932,327

Gross Investment Returns	1.3%	1.1%

Less: Investment expenses	$(4)	$73
Net investment returns	$7,389	$10,620

Net Investment Returns	1.3%	1.1%
Our average book yields increased to 1.3% for the three months ended March 31, 2024 compared to 1.1% in the same period in 2023 largely due to floating rate investments that comprised 43.2% of our fixed income investments at March 31, 2024 which enabled the portfolio to respond to the higher interest rate environment more quickly. The loan to related party carried a higher weighted average interest rate on a balance of $168.0 million which increased to 7.3% during the three months ended March 31, 2024 compared to 6.4% for the same period in 2023; which was partly offset by lower interest income on the funds withheld receivable from AmTrust which decreased due to a much lower average ending balance of $94.7 million during the three months ended March 31, 2024.
Please refer to "Notes to Condensed Consolidated Financial Statements - Note 4 — Investments" included under Part I, Item 1 "Financial Information" of this Quarterly Report on Form 10-Q for further detail on investment returns from fixed income investments held by the Company at March 31, 2024 and 2023.
The following table details total investment returns for our alternative investments for the three months ended March 31, 2024 and 2023, respectively:

Alternative Investments(2)	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Gross investment income	$1,813	$836
Net realized and unrealized gains	8,968	1,005
Gross investment returns	$10,781	$1,841

Average invested assets, at fair value (4)	$318,007	$268,009

Gross Investment Returns	3.4%	0.7%

Less: Investment expenses	$96	$26
Net investment returns	$10,685	$1,815

Net Investment Returns	3.4%	0.7%
1.Fixed income investments includes AFS securities as well as cash, restricted cash, funds withheld receivable, and loan to related party.
2.Alternative investments includes other investments, equity securities, and equity method investments.
3.Change in accumulated other comprehensive income ("AOCI") excludes unrealized foreign exchange gains and losses.
4.Average invested assets is the average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

The following table details total investment returns for alternative investments by asset class for the three months ended March 31, 2024:

March 31, 2024	Private Equity	Private Credit	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$(1,092)	$903	$1,457	$5	$540	$1,813
Net realized and unrealized gains (losses)	7,858	1,423	(32)	674	(955)	8,968
Total Investment Return	$6,766	$2,326	$1,425	$679	$(415)	$10,781

Average Investments	$87,168	$54,453	$96,966	$21,882	$57,539	$318,007

Gross Investment Returns	7.8%	4.3%	1.5%	3.1%	(0.7)%	3.4%
Annualized Gross Returns	31.0%	17.1%	5.9%	12.4%	(2.9)%	13.6%
The following table details total investment returns for alternative investments by asset class for the three months ended March 31, 2023:

March 31, 2023	Private Equity	Private Credit	Hedge Funds	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$109	$778	$167	$—	$—	$(218)	$836
Net realized and unrealized gains (losses)	665	(462)	—	—	1,083	(281)	1,005
Total Investment Return	$774	$316	$167	$—	$1,083	$(499)	$1,841

Average Investments	$61,752	$48,230	$2,947	$84,751	$22,236	$48,094	$268,009

Gross Investment Returns	1.3%	0.7%	5.7%	—%	4.9%	(1.0)%	0.7%
Annualized Gross Returns	5.0%	2.6%	22.7%	—%	19.5%	(4.2)%	2.7%
During the three months ended March 31, 2024, our annualized gross and net investment returns exceeded our cost of debt capital, and on an inception to date basis through March 31, 2024, alternative investments have now produced an internal rate of return of 5.9% and a multiple on invested capital of 1.12. This includes investments, primarily in the Alternatives and Real Estate asset classes where we anticipate future returns to emerge but have not as yet recognized either returns or gains based on the development stage of certain investments, which constitute 38.3% of our total alternative assets as of March 31, 2024. Excluding the investments still carried at cost, the internal rate of return was 10.4% with a multiple on invested capital of 1.21. Total returns on alternative investments by asset class are discussed below in detail for the three months ended March 31, 2024:
•Private Equity – investment returns in this asset class reflect both dividends and distributions received as well as unrealized gains or losses from adjustments to net asset values in the case of fund investments and market value adjustments in the case of direct equity investments. During the three months ended March 31, 2024, private equity investments produced a total investment return of $6.8 million with fund investments earning $0.5 million while direct investments produced a total investment return of $6.3 million. Inception to date, private equity investments have produced an internal rate of return of 11.0% and a multiple on invested capital of 1.30, with fund investments producing an internal rate of return of 11.8% and a multiple on invested capital of 1.29, while direct investments have produced an internal rate of return of 10.4% and a multiple on invested capital of 1.31. No realized gains on private equity investments have been recognized through March 31, 2024.
•Private Credit – investment returns in this asset class reflect both distributions received as well as unrealized gains or losses from adjustments to net asset values in the case of fund investments and market value adjustments in the case of direct equity investments. During the three months ended March 31, 2024, private credit investments produced a total investment return of $2.3 million with fund investments earning $2.2 million while direct investments produced a total investment return of $0.1 million. Inception to date, private credit investments have produced an internal rate of return of 7.1% and a multiple on invested capital of 1.12, with fund investments producing an internal rate of return of 6.9% and a multiple on invested capital of 1.12, while direct investments have produced an internal rate of return of 10.9% and a multiple on invested capital of 1.11.
•Alternative Assets – investment returns in this asset class largely relate to equity method recognition of income from structured financing arrangements in real assets which utilize bankruptcy-remote structures to protect these investments. During the three months ended March 31, 2024, alternative investments produced a total investment return of $1.4 million. Inception to date, alternative direct investments on real assets have produced an internal rate of return of 38.3% and a multiple on invested capital of 1.41; in total, alternative fund investments have produced an internal rate of return of (9.1%) and a multiple on invested capital of 0.93. We have not recognized any returns (including contractual preferred returns) on other alternative investments as the underlying collateralized investment supporting this direct lending initiative continues to develop; these investments represent 73.6% of the alternative investment class at March 31, 2024. We expect to recognize our preferred returns and contingency gains as these investment develops further or if other collateral we have secured as part of our investment responds sooner, subject to certain conditions.
•Venture Capital – investment returns in this asset class primarily reflect unrealized gains or losses from adjustments to net asset values in the case of fund investments and market value adjustments in the case of direct equity investments. During the three months ended March 31, 2024, our venture capital investments produced a total return of $0.7 million entirely from our fund investments. Inception to date, venture capital investments have produced an internal rate of return of 8.9% and a multiple on invested capital of 1.21; venture capital fund investments have produced an internal rate of return of (11.7%) and a multiple on invested capital of 0.82, while direct venture capital investments have produced an internal rate of return of 14.1% and a multiple on invested capital of 1.45. Through March 31, 2024, we realized total gains of $4.8 million on the sale of the Company’s stake in Betterview Marketplace, Inc. ("Betterview") in a cash and stock transaction with Nearmap US, Inc. ("Nearmap"). We now continue to hold shares in Nearmap after completion of this transaction. To date our investment in Betterview has produced an internal rate of return of 27.9% and a multiple on invested capital of 1.74.
•Real Estate – investment returns in this asset class include preferred returns and distributions (if any) from plan developers along with limited unrealized gains or losses to date as two of the projects remain in the development phase. As noted earlier, the Company does not expect significant investment returns from these attractive projects for the next several years. To date these investments have produced an internal rate of return of (2.4%) and a multiple on invested capital of 0.96.
As our returns in alternative investments continues to increase, we believe our alternative investment portfolio remains well positioned to achieve its targeted longer-term returns.

Other Balance Sheet Changes
The following table summarizes our other material balance sheet changes at March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023	Change in $	Change %
Deferred commission and other acquisition expenses	$15,990	$17,566	$(1,576)	(9.0)%
Funds withheld receivable	77,089	143,985	(66,896)	(46.5)%
Reserve for loss and LAE	813,879	867,433	(53,554)	(6.2)%
Unearned premiums	42,108	46,260	(4,152)	(9.0)%
Deferred gain on retroactive reinsurance	78,222	73,240	4,982	6.8%
Accrued expenses and other liabilities	30,766	28,244	2,522	8.9%
The Company's deferred commission and other acquisition expenses decreased by 9.0% and unearned premiums decreased by 9.0% primarily due to the termination of the remaining business under both quota share contracts with AmTrust which have been in run-off since January 1, 2019. Funds withheld receivable decreased by 46.5% primarily due to settlement of reinsurance losses payable under the AmTrust Quota Share and $15.3 million of excess collateral released by AmTrust during the three months ended March 31, 2024.
Accrued expenses and other liabilities increased by 8.9% primarily due to an increase in reinsurance losses payable due to AmTrust. The Company's reserve for loss and LAE decreased by 6.2% primarily due to continued settlement of loss reserves for AmTrust Reinsurance contracts.
The deferred gain on retroactive reinsurance increased by $5.0 million or 6.8% compared to December 31, 2023 driven by net adverse reserve development of $5.0 million reported for policies under the AmTrust Quota Share as these losses are largely covered by the LPT/ADC Agreement with Cavello.
Capital Resources
During the three months ended March 31, 2024, book value per common share remained stable at $2.48 and diluted book value per common share decreased by 1.2% to $2.43, compared to December 31, 2023. This was largely due to a higher number of dilutive restricted shares outstanding with minimal growth in capital resources which increased by $0.2 million for the three months ended March 31, 2024.

Capital resources consist of funds deployed in support of our operations. The following table shows the movement in our capital resources at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023	Change in $	Change (%)
($ in thousands)
Common shares at par value	$1,501	$1,497	$4	0.3%
Additional paid-in capital	886,432	886,072	360	—%
Accumulated other comprehensive loss	(32,191)	(31,469)	(722)	2.3%
Accumulated deficit	(485,486)	(486,945)	1,459	(0.3)%
Treasury shares, at cost	(120,896)	(119,995)	(901)	0.8%
Total Maiden shareholders' equity	249,360	249,160	200	0.1%
Senior Notes - principal amount	262,361	262,361	—	—%
Total capital resources	$511,721	$511,521	$200	—%
Total capital resources increased by $0.2 million compared to December 31, 2023 due to the following items:
•net increase in additional paid-in capital of $0.4 million due to share-based compensation of $0.4 million;
•net decrease in AOCI of $0.7 million which arose due to: (1) net unrealized gains on investment of $1.0 million mainly from our AFS bond portfolio relating to market price movements in the three months ended March 31, 2024, offset by (2) a decrease in cumulative translation adjustments of $1.7 million in the three months ended March 31, 2024 due to the impact of the U.S. dollar appreciation on the re-measurement of net assets denominated in British pound and euro;
•accumulated deficit decreased by $1.5 million due to net income of $1.5 million for the three months ended March 31, 2024; and
•treasury shares increased by $0.9 million due to common shares repurchased under the Company's authorized common share repurchase plan as well as repurchases for tax withholding in respect of tax obligations on the vesting of non-performance-based restricted shares.
Please refer to "Notes to Consolidated Financial Statements Note 6. Shareholders' Equity" included under Part II Item 8. "Financial Statements and  Supplementary Data" of our Annual Report on Form 10-K for a discussion of the equity instruments issued by the Company as at December 31, 2023.

Book value and diluted book value per common share at March 31, 2024 and December 31, 2023 were as follows:

($ in thousands except share and per share data)	March 31, 2024	December 31, 2023
Ending common shareholders’ equity	$249,360	$249,160
Proceeds from assumed conversion of dilutive options	—	—
Numerator for diluted book value per common share calculation	$249,360	$249,160

Common shares outstanding	100,393,538	100,472,120
Shares issued from assumed conversion of dilutive options and restricted shares	2,036,848	975,027
Denominator for diluted book value per common share calculation	102,430,386	101,447,147

Book value per common share	$2.48	$2.48
Diluted book value per common share	2.43	2.46
Common Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the three months ended March 31, 2024, Maiden Reinsurance repurchased 352,111 common shares from the open market at an average price per share of $1.91 under the Company's share repurchase plan. The Company's remaining authorization is $70.9 million for common share repurchases at March 31, 2024. No repurchases were made during the three months ended March 31, 2023 under the common share repurchase plan.
Senior Notes
There were no changes in the Company’s Senior Notes at March 31, 2024 compared to December 31, 2023. The Company did not enter into any short-term borrowing arrangements during the three months ended March 31, 2024. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes. The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.

As described in "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long-Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q, on May 3, 2023, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100.0 million of the Company's Senior Notes from time to time at market prices in open market purchases or as may be privately negotiated. The Company has a remaining authorization of $99.9 million for such repurchases at March 31, 2024.
Maiden Holdings does not have any significant operations or assets other than ownership of the shares of our subsidiaries. The dividends and other permitted distributions from Maiden NA (and its subsidiaries) will be our sole source of funds to meet ongoing cash requirements, including debt service payments. Factors that may affect payments to holders of the 2013 Senior Notes include restrictions on the payments of dividends by Maiden Reinsurance to Maiden NA which provides the sole source of income for interest payments on the 2013 Senior Notes. In 2023 and 2024, the Vermont DFR approved an annual dividend program from Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. Subsequent to those approvals, Maiden Reinsurance paid total dividends of $50.0 million to Maiden NA as of March 31, 2024.
The summarized financial information below has been presented on a combined basis for the issuer Maiden NA and the guarantor Maiden Holdings, excluding all other subsidiaries. Intercompany balances and transactions between Maiden NA and Maiden Holdings, whose information is presented above on a combined basis, were eliminated. Any investment by Maiden NA or Maiden Holdings in subsidiaries that are not issuers or guarantors is not presented in the financial information below. Intercompany balances with subsidiaries that are not issuers or guarantors and any related party transactions were separately disclosed below and are not included in the total assets and total liabilities presented for Maiden NA and Maiden Holdings. The net loss for Maiden NA and Maiden Holdings was due to interest and amortization expenses on the Senior Notes as well as general and administrative expenses. The net loss in Maiden NA also reflects income tax expense incurred for the respective period.
Summarized financial information of Maiden NA and Maiden Holdings as of March 31, 2024 and for the three months ended March 31, 2024 were as follows:

	Maiden NA	Maiden Holdings
	($ in thousands)
Total assets	$7,965	$5,697
Total liabilities	149,664	107,877
Amounts due from subsidiaries (not included in total assets above)	5	2,289
Amounts due to subsidiaries (not included in total liabilities above)	12,672	3,226
Related party loan payable (not included in total liabilities above)	—	295,379
Total revenue for year-to-date period	(1,049)	4
Net loss for year-to-date period	(4,089)	(9,239)
The ratio of Debt to Total Capital Resources at March 31, 2024 and December 31, 2023 was computed as follows:

($ in thousands)	March 31, 2024	December 31, 2023
Senior notes - principal amount	$262,361	$262,361
Maiden shareholders’ equity	249,360	249,160
Total capital resources	$511,721	$511,521
Ratio of debt to total capital resources	51.3%	51.3%
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
As discussed above, at March 31, 2024, guarantees of $69.7 million have been provided to lenders by the Company on behalf of the real estate joint venture, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

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

For the Three Months Ended March 31,	2024	2023
	($ in thousands except per share data)
Net income (loss)	$1,459	$(11,328)
Add (subtract):
Net realized and unrealized investment gains	(8,750)	(1,005)
Foreign exchange and other (gains) losses	(2,053)	2,816
Interest in (income) loss of equity method investments	(606)	51
Change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	5,000	1,573
Non-GAAP operating loss	$(4,950)	$(7,893)

Diluted earnings (loss) per share available (attributable) to common shareholders	$0.01	$(0.11)
Add (subtract):
Net realized and unrealized investment gains	(0.08)	(0.01)
Foreign exchange and other (gains) losses	(0.02)	0.03
Interest in (income) loss of equity method investments	(0.01)	—
Change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	0.05	0.01
Non-GAAP diluted operating loss per share attributable to common shareholders	$(0.05)	$(0.08)
Non-GAAP operating loss was $5.0 million for the three months ended March 31, 2024 compared to non-GAAP operating loss of $7.9 million for the same period in 2023. The non-GAAP operating results were primarily driven by non-GAAP underwriting results in the AmTrust Reinsurance segment as discussed further below.
Non-GAAP Underwriting Results
The non-GAAP underwriting results for the three months ended March 31, 2024 and 2023 are as follows:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Gross premiums written	$8,323	$836
Net premiums written	$8,314	$760
Net premiums earned	$12,408	$9,002
Other insurance revenue (expense), net	46	(59)
Non-GAAP net loss and LAE(1)	(6,625)	(8,242)
Commission and other acquisition expenses	(5,593)	(4,235)
General and administrative expenses	(2,760)	(3,146)
Non-GAAP underwriting loss (1)	$(2,524)	$(6,680)
(1) Non-GAAP underwriting loss and non-GAAP net loss and LAE for the three months ended March 31, 2024 and 2023 are adjusted for prior year reserve development subject to the LPT/ADC Agreement. Please see "Key Financial Measures" section for the definitions of Non-GAAP underwriting loss and net loss and LAE.

The non-GAAP underwriting results above are summarized by segment for the three months ended March 31, 2024 and 2023 in the table below:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Diversified Reinsurance underwriting loss	$(272)	$(1,989)
AmTrust Reinsurance underwriting loss	(7,252)	(6,264)
Plus: adverse prior year loss development covered under the LPT/ADC Agreement	5,000	1,573
Non-GAAP AmTrust Reinsurance underwriting loss	(2,252)	(4,691)
Non-GAAP underwriting loss	$(2,524)	$(6,680)
The non-GAAP underwriting results have been adjusted for prior year loss reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement to show the ultimate economic benefit to the Company. As shown in the table above, adjusted for the increase in the deferred gain under the LPT/ADC Agreement of $5.0 million during the three months ended March 31, 2024, the non-GAAP underwriting loss was $2.5 million. This compared to a non-GAAP underwriting loss of $6.7 million when adjusted for the increase in the deferred gain under the LPT/ADC Agreement of $1.6 million during the three months ended March 31, 2023.
The non-GAAP underwriting loss of $2.5 million for the three months ended March 31, 2024 was primarily driven by:
•underwriting results in the AmTrust Reinsurance segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018;
•adverse loss development of $2.5 million in the European Hospital Liability Quota Share, which is not covered by the LPT/ADC Agreement;
•underwriting loss of $0.3 million in the Diversified Reinsurance segment for the three months ended March 31, 2024.
Please refer to the respective segment results for AmTrust Reinsurance and Diversified Reinsurance under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q for further details of these underwriting results.
Non-GAAP Net Loss and LAE
Adjusted for prior year reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement, the non-GAAP net loss and LAE decreased by $5.0 million for the three months ended March 31, 2024. Adjusted for prior year reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement, the non-GAAP net loss and LAE decreased by $1.6 million for the three months ended March 31, 2023. These adjustments are reflected in the calculation of non-GAAP Loss and LAE below:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Net loss and LAE	$11,625	$9,815
Less: adverse prior year loss development covered under the LPT/ADC Agreement	5,000	1,573
Non-GAAP net loss and LAE	$6,625	$8,242
Adjusted Shareholders' Equity, Adjusted Total Capital Resources, Adjusted Book Value per Common Share, and Ratio of Debt to Total Adjusted Capital Resources
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at March 31, 2024 and December 31, 2023 reflect the addition of the unamortized deferred gain under the LPT/ADC Agreement to the GAAP shareholders' equity as depicted in the computations below. The deferred gain under the LPT/ADC Agreement was $75.9 million at March 31, 2024 compared to $70.9 million at December 31, 2023; this increase is attributable to $5.0 million in net loss and LAE recognized as adverse reserve development in the Company's GAAP income statement for AmTrust Quota Share policies covered by the LPT/ADC Agreement.
Net adverse development of $5.0 million was reported for policies under the AmTrust Quota Share for the three months ended March 31, 2024. These losses are recoverable under the LPT/ADC Agreement and are expected to be recognized as future GAAP income over time as recoveries are received subject to the provisions of both the LPT/ADC Agreement and the applicable GAAP accounting rules. We believe the inclusion of this unamortized deferred gain under these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve the Company's shareholders' equity over the settlement period under the terms of the agreement.

Reconciliation of shareholders' equity to Adjusted shareholders' equity and Adjusted Total Capital Resources
The following table computes adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain under the LPT/ADC Agreement at March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023	Change in $	Change %
Total shareholders' equity	$249,360	$249,160	$200	0.1%
Unamortized deferred gain on LPT/ADC Agreement	75,916	70,916	5,000	7.1%
Adjusted shareholders' equity	325,276	320,076	5,200	1.6%
Senior Notes - principal amount	262,361	262,361	—	—%
Adjusted total capital resources	$587,637	$582,437	$5,200	0.9%
Non-GAAP Operating ROACE
Non-GAAP Operating ROACE for the three months ended March 31, 2024 and 2023 was as follows:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Non-GAAP operating loss	$(4,950)	$(7,893)
Opening adjusted shareholders’ equity	320,076	329,987
Ending adjusted shareholders’ equity	325,276	317,775
Average adjusted shareholders’ equity	322,676	323,881
Non-GAAP Operating ROACE	(6.2)%	(9.9)%
Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The adjusted book value per common share as reconciled for the recognition of the unamortized deferred gain under the LPT/ADC Agreement at March 31, 2024 and December 31, 2023 was computed as follows:

	March 31, 2024	December 31, 2023
Book value per common share	$2.48	$2.48
Unamortized deferred gain on LPT/ADC Agreement	0.76	0.71
Adjusted book value per common share	$3.24	$3.19
Ratio of Debt to Adjusted Total Capital Resources
Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at March 31, 2024 and December 31, 2023 was computed as follows:

($ in thousands)	March 31, 2024	December 31, 2023
Senior notes - principal amount	$262,361	$262,361
Adjusted shareholders’ equity	325,276	320,076
Adjusted total capital resources	$587,637	$582,437
Ratio of debt to adjusted total capital resources	44.6%	45.0%

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely affected. At March 31, 2024, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the unaudited Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange gains of $2.1 million were generated during the three months ended March 31, 2024 compared to net foreign exchange losses of $2.0 million for the three months ended March 31, 2023. The increase in foreign exchange gains for the three months ended March 31, 2024 compared to the same period in 2023 was largely due to an appreciation in the value of the U.S. dollar relative to the euro and the British pound.
At March 31, 2024, net foreign exchange gains were primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at March 31, 2024 included reserve for net loss and LAE of $268.2 million. Our foreign currency asset exposures at March 31, 2024 include $164.9 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $28.6 million of equity method real estate investments denominated in Canadian dollars, as well as $15.8 million of funds withheld receivable.
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
We continue to monitor inflationary impacts resulting from recent government stimulus, sharp increases in demand, labor force and supply chain disruptions, among other factors, on our loss cost trends. Our reserves predominantly consist of workers’ compensation, general liability, and hospital liability business. These long tailed lines of business have been subject to the longer term trend of social inflation, but we have not observed significant impacts for the recently elevated levels of inflation. We proactively analyze available data and we incorporate trends into our loss reserving assumptions to ensure we are considerate of current and future economic conditions.
Governmental policy responses to inflation have significantly increased interest rates which, in the short term, have contributed to unrealized losses on our fixed income investments, particularly on our fixed maturity securities. While general economic inflation has eased in recent quarters, there remains uncertainty around the rate and direction of inflation and interest rates and we continue to monitor our liquidity, capital and potential earnings impact of these changes but remain focused on our asset allocation decisions as described in our "Business Strategy" section of Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview".
Inflation may also result in increased wage pressures for our operating expenses, as we remain focused on being a competitive employer in our market. Currently, while salaries and incentive compensation costs comprise less than one-half of our total general and administrative expenses, continuing inflation and tight labor conditions could have a material impact on our net operating results.
Off-Balance Sheet Arrangements
At March 31, 2024, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments and Contingencies" for an update on legal matters. Except as disclosed above, there are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 1A. Risk Factors
Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our 2023 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.
There are no material changes from the risk factors previously disclosed in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity and Use of Proceeds
Items 2. (a) and (b) are not applicable.
2. (c) Share Repurchases
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. The Company's remaining authorization for common share repurchases was $70.9 million at March 31, 2024. The table below details the repurchases made during the three months ended March 31, 2024 under the Company's authorized common share repurchase plan pursuant to Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934:

For the Three Months Ended March 31, 2024	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar amount still available under trading plan
				($ in thousands)
January 1, 2024 - January 31, 2024	—	$—	—	$71,615
February 1, 2024 - February 29, 2024	—	—	—	71,615
March 1, 2024 - March 31, 2024	352,111	1.91	352,111	70,942
Total	352,111	$1.91	352,111	70,942

Subsequent to the three months ended March 31, 2024 and through the period ended May 8, 2024, the Company repurchased 238,884 additional common shares at an average price per share of $2.16 under the Company's authorized common share repurchase plan pursuant to Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934. The Company's remaining share repurchase authorization was $70.4 million at May 8, 2024.
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
Insider Trading Arrangements and Policies
The Company has adopted a Rule 10b5-1(c)(1) trading arrangement as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended. On March 20, 2024, an amendment was made to the agreement initially signed on September 29, 2023 between Maiden Holdings and a financial intermediary authorizing the intermediary to purchase common shares from October 30, 2023 until the close of business on September 29, 2024, subject to certain conditions set forth in the agreement. No changes to the applicable trading period under the initial agreement were made in the amendment.
Submission of Matters to a Vote of Security Holders
(a) The 2024 Annual General Meeting of Shareholders of the Company was held on May 6, 2024.
(b) Matters voted on at the meeting and the number of votes cast: 127,396,152 common shares were voted at the Annual General Meeting. Per the bye-laws of the Company in which the voting power is adjusted to the extent necessary so that there is no 9.5% voter, 29,260,574 common shares held by Maiden Reinsurance Ltd. were restricted from voting.
1.To elect nine directors to the Board of Directors of Maiden Holdings, Ltd. to serve until the 2025 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld	Broker Non-Vote
Barry D. Zyskind	54,109,815	3,233,885	40,791,878
Holly L. Blanchard	52,629,049	4,714,651	40,791,878
Patrick J. Haveron	53,828,025	3,515,675	40,791,878
Simcha G. Lyons	48,400,222	8,943,478	40,791,878
Lawrence F. Metz	53,930,193	3,413,507	40,791,878
Raymond M. Neff	54,382,979	2,960,721	40,791,878
Yehuda L. Neuberger	54,135,969	3,207,731	40,791,878
Steven H. Nigro	54,357,852	2,985,848	40,791,878
Keith A. Thomas	49,259,686	8,084,014	40,791,878
2.To vote on a non-binding advisory resolution to approve the compensation of certain of our executive officers:

Votes For	Votes Against	Abstain	Broker Non-Vote
53,525,660	3,586,552	231,488	40,791,878
3.The appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the 2024 fiscal year:

Votes For	Votes Against	Abstain	Broker Non-Vote
96,314,726	1,752,137	68,715	—

Item 6. Exhibits.

Exhibit No.	Description
10.1	Renewal Rights and Asset Purchase Agreement by and between Maiden General Försäkrings AB, Maiden Life Försäkrings AB and AmTrust Nordic AB, dated as of May 3, 2024
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO
101.1
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL: (i) unaudited Condensed Consolidated Balance Sheets; (ii) unaudited Condensed Consolidated Statements of Income; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income; (iv) unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity; (v) unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
May 9, 2024		/s/ Patrick J. Haveron
Patrick J. Haveron Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)

/s/ Mark O. Heintzman
Mark O. Heintzman Senior Vice President - Finance (Principal Financial Officer)