Form 10-Q
period 2024-06-30
Maiden Holdings, Ltd.
filed 2024-08-08
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Yes ☐ No ☒
As of August 5, 2024, 99,774,352 common shares were outstanding. 143,789,931 common shares, par value $0.01 per share, were outstanding when the ownership by our affiliate Maiden Reinsurance Ltd. of 44,015,579 common shares were included. These affiliated shares are treated as treasury shares and are not included in the computation of consolidated book value and earnings per common share.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost: 2024 - $225,971; 2023 - $258,536)	$219,541	$250,601
Equity securities, at fair value (Cost: 2024 - $43,439; 2023 - $43,439)	44,388	45,299
Equity method investments	83,794	80,929
Other investments (Allowance for expected credit losses: 2024 - $1,023; 2023 - $1,023)	208,595	182,811
Total investments	556,318	559,640
Cash and cash equivalents	24,807	35,412
Restricted cash and cash equivalents	12,515	7,266
Accrued investment income	3,741	4,532
Reinsurance balances receivable, net (includes $6,558 and $9,201 from related parties in 2024 and 2023, respectively. Allowance for expected credit losses: 2024 - $220; 2023 - $187)	10,014	12,450
Reinsurance recoverable on unpaid losses (Allowance for expected credit losses: 2024 - $2,735; 2023 - $3,240)	570,036	564,331
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $13,610 and $16,605 from related parties in 2024 and 2023, respectively)	14,435	17,566
Funds withheld receivable (includes $17,864 and $128,451 from related parties in 2024 and 2023, respectively. Allowance for expected credit losses: 2024 - $18; 2023 - $19)	32,592	143,985
Other assets	7,517	5,777
Total assets	$1,399,950	$1,518,934
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $649,843 and $752,991 from related parties in 2024 and 2023, respectively)	$762,264	$867,433
Unearned premiums (includes $36,762 and $44,577 from related parties in 2024 and 2023, respectively)	38,377	46,260
Deferred gain on retroactive reinsurance	80,506	73,240
Accrued expenses and other liabilities (includes $10,781 and $10,781 from related parties in 2024 and 2023, respectively)	26,082	28,244
Senior notes - principal amount	262,361	262,361
Less: unamortized debt issuance costs	7,686	7,764
Senior notes, net	254,675	254,597
Total liabilities	1,161,904	1,269,774
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value; 2024: 150,298,798 and 2023: 149,732,355 shares issued; 2024: 99,811,336 and 2023: 100,472,120 shares outstanding)	1,503	1,497
Additional paid-in capital	886,972	886,072
Accumulated other comprehensive loss	(32,485)	(31,469)
Accumulated deficit	(495,457)	(486,945)
Treasury shares, at cost (2024: 50,487,462 shares and 2023: 49,260,235 shares)	(122,487)	(119,995)
Total shareholders’ equity	238,046	249,160
Total liabilities and equity	$1,399,950	$1,518,934
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Gross premiums written	$8,449	$6,875	$16,772	$7,711
Net premiums written	$8,339	$6,875	$16,653	$7,635
Change in unearned premiums	3,738	4,164	7,832	12,406
Net premiums earned	12,077	11,039	24,485	20,041
Other insurance revenue, net	—	78	46	19
Net investment income	6,953	10,518	14,653	20,063
Net realized and unrealized investment gains	1,457	1,145	10,207	2,150
Total revenues	20,487	22,780	49,391	42,273
Expenses
Net loss and loss adjustment expenses	13,971	11,532	25,596	21,347
Commission and other acquisition expenses	4,813	4,945	10,406	9,180
General and administrative expenses	7,879	6,839	15,939	16,947
Interest and amortization expenses	4,816	4,773	9,631	8,597
Foreign exchange and other (gains) losses	—	2,621	(2,053)	5,437
Total expenses	31,479	30,710	59,519	61,508
Loss before income taxes and interest in income of equity method investments	(10,992)	(7,930)	(10,128)	(19,235)
Less: income tax expense (benefit)	442	(194)	453	(222)
Interest in income of equity method investments	1,463	4,803	2,069	4,752
Net loss	$(9,971)	$(2,933)	$(8,512)	$(14,261)

Basic and diluted loss per share attributable to common shareholders	$(0.10)	$(0.03)	$(0.08)	$(0.14)
Weighted average number of common shares - basic and diluted	100,159,973	101,754,218	100,308,549	101,653,848

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(9,971)	$(2,933)	$(8,512)	$(14,261)
Other comprehensive (loss) income
Net unrealized holdings gains on AFS securities	487	847	1,505	2,783
Foreign currency translation adjustment	(775)	766	(2,511)	1,334
Other comprehensive (loss) income, before tax	(288)	1,613	(1,006)	4,117
Income tax (expense) benefit related to components of other comprehensive (loss) income	(6)	11	(10)	(19)
Other comprehensive (loss) income, after tax	(294)	1,624	(1,016)	4,098
Comprehensive loss	$(10,265)	$(1,309)	$(9,528)	$(10,163)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Common shares
Beginning balance	$1,501	$1,496	$1,497	$1,492
Issuance of common shares from vesting of stock based compensation	2	1	6	5
Ending balance	1,503	1,497	1,503	1,497
Additional paid-in capital
Beginning balance	886,432	885,125	886,072	884,259
Issuance of common shares from vesting of stock based compensation	(2)	(1)	(6)	(5)
Share-based compensation expense	542	338	906	1,115
Exchange of preference shares	—	—	—	93
Ending balance	886,972	885,462	886,972	885,462
Accumulated other comprehensive loss
Beginning balance	(32,191)	(38,760)	(31,469)	(41,234)
Change in net unrealized investment gains	481	858	1,495	2,764
Foreign currency translation adjustment	(775)	766	(2,511)	1,334
Ending balance	(32,485)	(37,136)	(32,485)	(37,136)
Accumulated deficit
Beginning balance	(485,486)	(459,704)	(486,945)	(442,863)
Opening allowance for expected credit losses	—	—	—	(5,513)
Net loss	(9,971)	(2,933)	(8,512)	(14,261)
Ending balance	(495,457)	(462,637)	(495,457)	(462,637)
Treasury shares
Beginning balance	(120,896)	(117,363)	(119,995)	(117,075)
Shares repurchased	(1,591)	(533)	(2,492)	(821)
Ending balance	(122,487)	(117,896)	(122,487)	(117,896)
Total shareholders' equity	$238,046	$269,290	$238,046	$269,290
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Six Months Ended June 30,	2024	2023
Cash flows from operating activities
Net loss	$(8,512)	$(14,261)
Adjustments to reconcile net loss to net cash flows from operating activities:
Other non-cash expenses including depreciation, amortization and share-based compensation	(617)	(801)
Interest in income of equity method investments	(2,069)	(4,752)
Net realized and unrealized investment gains	(10,207)	(2,150)
Change in allowance for expected credit losses	(467)	250
Foreign exchange and other (gains) losses	(2,053)	5,437
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	2,071	(420)
Reinsurance recoverable on unpaid losses	1,981	2,289
Accrued investment income	746	(1,607)
Deferred commission and other acquisition expenses	3,105	4,431
Funds withheld receivable	14,748	708
Other assets	84	373
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(2,454)	(4,661)
Unearned premiums	(7,828)	(12,406)
Accrued expenses and other liabilities	(3,860)	(36,092)
Net cash used in operating activities	(15,332)	(63,662)
Cash flows from investing activities:
Purchases of fixed maturities	(260,152)	(37,739)
Purchases of other investments	(16,555)	(17,248)
Purchases of equity method investments	(5,130)	(3,585)
Purchases of equity securities	—	(1,000)
Proceeds from sales of fixed maturities	42,361	44,783
Proceeds from maturities, paydowns and calls of fixed maturities	246,924	27,123
Proceeds from sale and redemption of other investments	2,184	16,666
Proceeds from sale and redemption of equity method investments	3,436	15,746
Proceeds from sale and redemption of equity securities	—	469
Others, net	(418)	(32)
Net cash provided by investing activities	12,650	45,183
Cash flows from financing activities:
Repurchase of common shares	(2,492)	(821)
Repurchase of senior notes	—	(95)
Net cash used in financing activities	(2,492)	(916)
Effect of exchange rate changes on foreign currency cash, restricted cash and equivalents	(182)	233
Net decrease in cash, restricted cash and cash equivalents	(5,356)	(19,162)
Cash, restricted cash and cash equivalents, beginning of period	42,678	46,624
Cash, restricted cash and cash equivalents, end of period	$37,322	$27,462
Reconciliation of cash and restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$24,807	$17,242
Restricted cash and cash equivalents, end of period	12,515	10,220
Total cash, restricted cash and cash equivalents, end of period	$37,322	$27,462
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
On May 3, 2024, Maiden LF and Maiden GF entered into a Renewal Rights and Asset Purchase Agreement with AmTrust Nordic AB, a Swedish unit of AmTrust Financial Services, Inc. ("AmTrust") which is expected to cover the majority of Maiden LF and Maiden GF's primary business written in Sweden, Norway and other Nordic countries. On June 20, 2024, Maiden LF and Maiden GF entered into a Renewal Rights and Asset Purchase Agreement with AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), both wholly owned subsidiaries of AmTrust, which is expected to cover the majority of Maiden LF and Maiden GF's primary business written in the United Kingdom and Ireland. These agreements are collectively referred to as the "AmTrust Renewal Rights Agreements". Under these agreements, those AmTrust subsidiaries in collaboration with existing Maiden LF and Maiden GF distribution partners, will offer renewals to select policyholders in exchange for a fee at standard market terms for business successfully renewed.
These transactions are part of the Company's broader plan to divest its IIS businesses as a result of its recently concluded strategic review of the IIS business platform. The purpose of that review was to evaluate the strategic value of Maiden LF and Maiden GF in relation to their ongoing growth and profitability prospects, regulatory capital requirements and ability to create shareholder value in excess of the Company's target return on capital levels. As part of these conclusions, the Company expects to enter into additional transactions to either sell or wind-up Maiden GF and Maiden LF during 2024 and is actively evaluating potential transactions. Please see "Note 10. Related Party Transactions" for details regarding the Renewal Rights Agreement.
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
Certain of the Company's equity securities are subject to restrictions on redemptions and sales that are determined by the governing documents, which could limit our ability to liquidate those investments. These restrictions may include lock-ups, redemption gates, restricted share classes, restrictions on the frequency of redemption and notice periods as described in "Note 4. (b) Investments". The Company has assessed the required disclosures for equity securities that may be subject to contractual sales restrictions. These amendments have expanded the disclosures made in "Note 4. Investments" however the adoption of this standard did not impact the Company’s condensed consolidated balance sheets, results of operations or statement of cash flows.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information
The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. This segment also includes transactions entered into by GLS as described in "Note 1. Basis of Presentation. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”) and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries, AEL and AIU DAC, which are both in run-off effective January 1, 2019. Please refer to "Note 10. Related Party Transactions" for additional information regarding the AmTrust Reinsurance segment.
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
The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net loss for the three months ended June 30, 2024 and 2023, respectively:

For the Three Months Ended June 30, 2024	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$8,493	$(44)	$8,449
Net premiums written	$8,383	$(44)	$8,339
Net premiums earned	$8,229	$3,848	$12,077
Net loss and LAE	(5,354)	(8,617)	(13,971)
Commission and other acquisition expenses	(3,294)	(1,519)	(4,813)
General and administrative expenses	(2,358)	(700)	(3,058)
Underwriting loss	$(2,777)	$(6,988)	(9,765)
Reconciliation to net loss
Net investment income and net realized and unrealized investment gains			8,410
Interest and amortization expenses			(4,816)
Other general and administrative expenses			(4,821)
Income tax expense			(442)
Interest in income of equity method investments			1,463
Net loss			$(9,971)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Three Months Ended June 30, 2023	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$6,652	$223	$6,875
Net premiums written	$6,652	$223	$6,875
Net premiums earned	$7,204	$3,835	$11,039
Other insurance revenue	78	—	78
Net loss and LAE	(3,828)	(7,704)	(11,532)
Commission and other acquisition expenses	(3,514)	(1,431)	(4,945)
General and administrative expenses	(3,058)	(844)	(3,902)
Underwriting loss	$(3,118)	$(6,144)	(9,262)
Reconciliation to net loss
Net investment income and net realized and unrealized investment gains			11,663
Interest and amortization expenses			(4,773)
Foreign exchange and other losses, net			(2,621)
Other general and administrative expenses			(2,937)
Income tax benefit			194
Interest in income from equity method investments			4,803
Net loss			$(2,933)

The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net loss for the six months ended June 30, 2024 and 2023, respectively:

For the Six Months Ended June 30, 2024	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$17,321	$(549)	$16,772
Net premiums written	$17,202	$(549)	$16,653
Net premiums earned	$17,220	$7,265	$24,485
Other insurance revenue	46	—	46
Net loss and LAE	(8,278)	(17,318)	(25,596)
Commission and other acquisition expenses	(7,589)	(2,817)	(10,406)
General and administrative expenses	(4,448)	(1,370)	(5,818)
Underwriting loss	$(3,049)	$(14,240)	(17,289)
Reconciliation to net loss
Net investment income and net realized and unrealized investment gains			24,860
Interest and amortization expenses			(9,631)
Foreign exchange and other gains, net			2,053
Other general and administrative expenses			(10,121)
Income tax expense			(453)
Interest in income from equity method investments			2,069
Net loss			$(8,512)

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables summarize the financial position of the Company's reportable segments including a reconciliation to the Company's consolidated total assets at June 30, 2024 and December 31, 2023:

June 30, 2024	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$3,373	$6,558	$9,931
Reinsurance recoverable on unpaid losses	4,814	522,976	527,790
Deferred commission and other acquisition expenses	825	13,610	14,435
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	63,962	140,492	204,454
Funds withheld receivable	14,728	17,864	32,592
Other assets	984	—	984
Total assets - reportable segments	88,686	869,475	958,161
Corporate assets	—	—	441,789
Total Assets	$88,686	$869,475	$1,399,950

December 31, 2023	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$3,108	$9,201	$12,309
Reinsurance recoverable on unpaid losses	5,692	515,463	521,155
Deferred commission and other acquisition expenses	961	16,605	17,566
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	67,211	152,663	219,874
Funds withheld receivable	15,534	128,451	143,985
Other assets	685	—	685
Total assets - reportable segments	93,191	990,358	1,083,549
Corporate assets	—	—	435,385
Total Assets	$93,191	$990,358	$1,518,934

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the three and six months ended June 30, 2024 and 2023:

For the Three Months Ended June 30,	2024	2023
Net premiums written	Total	Total
Diversified Reinsurance
International	$8,383	$6,652
Total Diversified Reinsurance	8,383	6,652
AmTrust Reinsurance
Small Commercial Business	(55)	(75)
Specialty Program	(30)	1
Specialty Risk and Extended Warranty	41	297
Total AmTrust Reinsurance	(44)	223
Total Net Premiums Written	$8,339	$6,875

For the Six Months Ended June 30,	2024	2023
Net premiums written	Total	Total
Diversified Reinsurance
International	$17,202	$13,425
Total Diversified Reinsurance	17,202	13,425
AmTrust Reinsurance
Small Commercial Business	(547)	(158)
Specialty Program	(45)	157
Specialty Risk and Extended Warranty	43	(5,789)
Total AmTrust Reinsurance	(549)	(5,790)
Total Net Premiums Written	$16,653	$7,635

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables set forth financial information for net premiums earned by major line of business and reportable segment for the three and six months ended June 30, 2024 and 2023:

For the Three Months Ended June 30,	2024	2023
Net premiums earned	Total	Total
Diversified Reinsurance
International	$8,229	$7,204
Total Diversified Reinsurance	8,229	7,204
AmTrust Reinsurance
Small Commercial Business	(55)	(75)
Specialty Program	(30)	1
Specialty Risk and Extended Warranty	3,933	3,909
Total AmTrust Reinsurance	3,848	3,835
Total Net Premiums Earned	$12,077	$11,039

For the Six Months Ended June 30,	2024	2023
Net premiums earned	Total	Total
Diversified Reinsurance
International	$17,220	$14,675
Total Diversified Reinsurance	17,220	14,675
AmTrust Reinsurance
Small Commercial Business	(547)	(158)
Specialty Program	(45)	157
Specialty Risk and Extended Warranty	7,857	5,367
Total AmTrust Reinsurance	7,265	5,366
Total Net Premiums Earned	$24,485	$20,041

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
a)Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of fixed maturities at June 30, 2024 and December 31, 2023 are as follows:

June 30, 2024	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$40,760	$1	$(2)	$40,759
U.S. agency bonds – mortgage-backed	28,663	—	(3,745)	24,918
Non-U.S. government bonds	28,848	5	(367)	28,486
Collateralized loan obligations	63,510	3	(268)	63,245
Corporate bonds	64,190	—	(2,057)	62,133
Total fixed maturity investments	$225,971	$9	$(6,439)	$219,541

December 31, 2023	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$55,046	$8	$(2)	$55,052
U.S. agency bonds – mortgage-backed	29,918	—	(3,267)	26,651
Non-U.S. government bonds	21,219	—	(468)	20,751
Collateralized loan obligations	80,591	—	(1,788)	78,803
Corporate bonds	71,762	—	(2,418)	69,344
Total fixed maturity investments	$258,536	$8	$(7,943)	$250,601
The Company separately presents the accrued interest receivable balance on its AFS fixed maturity investments on the Condensed Consolidated Balance Sheets under accrued investment income. The amount of accrued interest receivable on AFS securities was $1,535 at June 30, 2024 (December 31, 2023: $1,418). The Company has elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the AFS fixed maturity securities for the purposes of identifying and measuring any impairments under the allowance for expected credit losses standard adopted on January 1, 2023. Write-offs of accrued interest receivable balances are recognized in net investment gains and losses in the period in which they are deemed uncollectible. There was no write-off recognized on the accrued interest receivable during the six months ended June 30, 2024 and 2023.
The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2024	Amortized cost	Fair value
Due in one year or less	$102,479	$102,115
Due after one year through five years	30,780	28,831
Due after five years through ten years	539	432
	133,798	131,378
U.S. agency bonds – mortgage-backed	28,663	24,918
Collateralized loan obligations	63,510	63,245
Total fixed maturity investments	$225,971	$219,541

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2024	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bonds	$—	$—	$518	$(2)	$518	$(2)
U.S. agency bonds – mortgage-backed	—	—	24,917	(3,745)	24,917	(3,745)
Non-U.S. government bonds	9,370	(9)	3,905	(358)	13,275	(367)
Collateralized loan obligations	—	—	59,064	(268)	59,064	(268)
Corporate bonds	—	—	62,133	(2,057)	62,133	(2,057)
Total temporarily impaired fixed maturities	$9,370	$(9)	$150,537	$(6,430)	$159,907	$(6,439)
At June 30, 2024, there were 52 securities in an unrealized loss position with a fair value of $159,907 and unrealized losses of $6,439. Of these securities in an unrealized loss position, there were 51 securities in our portfolio that have been in an unrealized loss position for twelve months or greater with a fair value of $150,537 and unrealized losses of $6,430.

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
Based on the Company's analysis at June 30, 2024 and 2023, respectively, the unrealized losses on the Company’s AFS fixed maturity securities were due to non-credit factors and were expected to be recovered as the related securities approach maturity. At June 30, 2024, the Company did not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of their amortized costs. Therefore, there was no allowance recorded for expected credit losses on AFS securities for the three and six months ended June 30, 2024 and 2023.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

The following tables summarize the credit ratings of our fixed maturities as at June 30, 2024 and December 31, 2023:

June 30, 2024	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$40,760	$40,759	18.6%
U.S. agency bonds – mortgage-backed	28,663	24,918	11.3%
AAA	73,695	73,379	33.4%
AA+, AA, AA-	20,261	19,898	9.1%
A+, A, A-	29,311	28,193	12.8%
BBB+, BBB, BBB-	27,924	27,386	12.5%
BB+ or lower	5,357	5,008	2.3%
Total fixed maturities (1)	$225,971	$219,541	100.0%

December 31, 2023	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$55,046	$55,052	22.0%
U.S. agency bonds – mortgage-backed	29,918	26,651	10.6%
AAA	84,455	82,703	33.0%
AA+, AA, AA-	18,952	18,372	7.3%
A+, A, A-	33,060	31,810	12.7%
BBB+, BBB, BBB-	31,585	30,631	12.2%
BB+ or lower	5,520	5,382	2.2%
Total fixed maturities(1)	$258,536	$250,601	100.0%
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
Other investments
The table shows the composition of the Company's other investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Carrying value	% of Total	Carrying value	% of Total
Private equity funds	$56,431	27.1%	$47,383	25.9%
Private credit investments	29,806	14.3%	27,806	15.2%
Privately held equity investments	44,740	21.4%	38,617	21.1%
Total other investments at fair value	130,977	62.8%	113,806	62.2%
Investments in direct lending entities (at cost)	77,618	37.2%	69,005	37.8%
Total other investments	$208,595	100.0%	$182,811	100.0%
The Company's collateralized investments in direct lending entities of $77,618 at June 30, 2024 (December 31, 2023:$69,005) are carried at cost less an allowance for expected credit losses, with any indication of credit loss recognized in net income when determined. An allowance for expected credit losses of $1,023 was reported on the investments in direct lending entities as at June 30, 2024 and December 31, 2023. Please see "Note 5(d). Fair Value Measurements" for additional information regarding this investment.

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
The following table provides the cost and fair values of the equity securities held at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Privately held common stocks	$34,549	$34,359	$34,549	$35,272
Privately held preferred stocks	8,800	9,946	8,800	9,946
Publicly traded equity investments in common stocks	90	83	90	81
Total equity securities	$43,439	$44,388	$43,439	$45,299
With the exception of the publicly traded equity investments in common stocks presented in the table above, all of the privately held securities held at June 30, 2024 are subject to contractual sale restrictions. Each of these investments are subject to agreements that restrict the transfer, sale, and indemnification of these privately held investments indefinitely. The Company must hold these shares indefinitely unless the investee's shares are registered with the SEC and qualified by state authorities, or until an exemption from such registration and qualification requirements may become available.

	Fair Value	Remaining duration of restrictions	Nature of contractual sale restrictions	Circumstances that could cause a lapse in restrictions
Privately held common stocks	$34,359	Indefinite	The Purchaser must hold the restricted shares indefinitely	Registration of securities with the SEC or if exemption is available
Privately held preferred stocks	9,946	Indefinite	The Purchaser must hold the restricted shares indefinitely	Registration of securities with the SEC or if exemption is available
Total equity securities subject to contractual sale restrictions	$44,305

Equity Method Investments
The equity method investments currently include real estate investments and other investments. The table below shows the carrying value of the Company's equity method investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Carrying Value	% of Total	Carrying Value	% of Total
Real estate investments	$54,346	64.9%	$49,897	61.7%
Other investments	29,448	35.1%	31,032	38.3%
Total equity method investments	$83,794	100.0%	$80,929	100.0%
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
c)Net Investment Income
Net investment income was derived from the following sources for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Fixed maturities	$2,265	$2,780	$4,705	$5,198
Income on funds withheld	447	3,187	1,348	6,522
Interest income from loan to related party	3,053	2,927	6,123	5,625
Other investments	1,211	1,701	2,417	2,588
Cash and cash equivalents	211	112	386	418
	7,187	10,707	14,979	20,351
Investment expenses	(234)	(189)	(326)	(288)
Net investment income	$6,953	$10,518	$14,653	$20,063
d) Net Realized and Unrealized Investment Gains (Losses)
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized and unrealized investment gains (losses) included in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023:

For the Three Months Ended June 30, 2024	Gross gains	Gross losses	Net
Fixed maturities	$2	$(79)	$(77)
Equity securities	199	(240)	(41)
Other investments	2,591	(1,016)	1,575
Net realized and unrealized investment gains (losses)	$2,792	$(1,335)	$1,457

For the Three Months Ended June 30, 2023	Gross gains	Gross losses	Net
Fixed maturities	$—	$(786)	$(786)
Equity securities	454	(1)	453
Other investments	2,234	(756)	1,478
Net realized and unrealized investment gains (losses)	$2,688	$(1,543)	$1,145

For the Six Months Ended June 30, 2024	Gross gains	Gross losses	Net
Fixed maturities	$2	$(297)	$(295)
Equity securities	345	(1,257)	(912)
Other investments	13,915	(2,501)	11,414
Net realized and unrealized investment gains (losses)	$14,262	$(4,055)	$10,207

For the Six Months Ended June 30, 2023	Gross gains	Gross losses	Net
Fixed maturities	$—	$(786)	$(786)
Equity securities	1,478	(379)	1,099
Other investments	3,875	(2,038)	1,837
Net realized and unrealized investment gains (losses)	$5,353	$(3,203)	$2,150

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Realized and unrealized gains and losses from equity securities detailed above include both sales and distributions of equity securities and unrealized gains and losses coming from fair value changes.
Unrealized (losses) gains recognized for equity securities still held at reporting date for the three and six months ended June 30, 2024 and 2023, respectively, included:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net (losses) gains recognized for equity securities	$(41)	$453	$(912)	$1,099
Net gains recognized for equity securities divested	—	(10)	—	(186)
Unrealized (losses) gains recognized for equity securities still held at reporting date	$(41)	$443	$(912)	$913
Proceeds from sales of fixed maturity investments were $18,526 and $42,361 for the three and six months ended June 30, 2024, respectively (2023: $43,829 and $44,783, respectively).
Net unrealized losses included in accumulated other comprehensive income ("AOCI") were as follows at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
Net unrealized losses on fixed maturity investments	$(6,430)	$(7,935)
Deferred income tax	141	151
Net unrealized losses, net of deferred income tax	$(6,289)	$(7,784)
Change, net of deferred income tax	$1,495	$7,884
e)Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of restricted assets at June 30, 2024 and December 31, 2023 are:

	June 30, 2024	December 31, 2023
Restricted cash – third party agreements	$10,875	$6,019
Restricted cash – related party agreements	1,640	1,247
Total restricted cash	12,515	7,266
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2024 – $55,829; 2023 – $63,299)	53,157	61,192
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2024 – $140,948; 2023 – $155,546)	138,852	151,416
Total restricted investments	192,009	212,608
Total restricted cash and investments	$204,524	$219,874

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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments that are measured at fair value on a recurring basis held at June 30, 2024 and December 31, 2023.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
At June 30, 2024 and December 31, 2023, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$40,759	$—	$—	$—	$40,759
U.S. agency bonds – mortgage-backed	—	24,918	—	—	24,918
Non-U.S. government bonds	—	28,486	—	—	28,486
Collateralized loan obligations	—	63,245	—	—	63,245
Corporate bonds	—	62,133	—	—	62,133
Equity securities	83	—	18,095	26,210	44,388
Other investments	—	—	34,373	96,604	130,977
Total investments	$40,842	$178,782	$52,468	$122,814	$394,906
As a percentage of total assets	2.9%	12.8%	3.7%	8.8%	28.2%

Underwriting-related derivative liability	$—	$—	$3,984	$—	$3,984

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$55,052	$—	$—	$—	$55,052
U.S. agency bonds – mortgage-backed	—	26,651	—	—	26,651
Non-U.S. government bonds	—	20,751	—	—	20,751
Collateralized loan obligations	—	78,803	—	—	78,803
Corporate bonds	—	63,962	5,382	—	69,344
Equity securities	81	—	19,351	25,867	45,299
Other investments	—	—	27,750	86,056	113,806
Total investments	$55,133	$190,167	$52,483	$111,923	$409,706
As a percentage of total assets	3.6%	12.5%	3.5%	7.4%	27.0%

Underwriting-related derivative liability	$—	$—	$3,984	$—	$3,984
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
The Pricing Service was utilized to estimate fair value measurements for 97.7% and 97.9% of our fixed maturities at June 30, 2024 and December 31, 2023, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At June 30, 2024 and December 31, 2023, approximately 2.3% and 2.1%, respectively, of our fixed maturities were valued using the market approach. At June 30, 2024, one security or $5,008 (December 31, 2023: one security or $5,382) of our fixed maturity investment portfolio classified as Level 2 in the FMV hierarchy table was priced using a binding quotation from a broker and/or custodian as opposed to the Pricing Service and therefore was transferred from Level 3 to Level 2 during the three and six months ended June 30, 2024. This same security was classified as Level 3 at December 31, 2023.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
At June 30, 2024 and December 31, 2023, the Company has not adjusted any pricing provided to it based on the review performed by its investment managers. There were no transfers to or from Level 3 during the three and six months ended June 30, 2023.
(c) Level 3 Financial Instruments
At June 30, 2024, the Company holds Level 3 financial instruments which consist of private credit funds and privately held investments of $52,468 (December 31, 2023: $52,483) and an underwriting-related derivative liability of $3,984 (December 31, 2023: $3,984) on a reinsurance contract written by GLS which is included in accrued expenses and other liabilities.
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
The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at June 30, 2024:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Privately held equity securities - common shares	$39,537	Quarterly financial statements	Price/book ratios of comparable public companies
Privately held equity securities - preferred shares	11,331	Quarterly financial statements	Privately calculated enterprise valuations
Other investments - Private credit funds	1,600	Quarterly financial statements	Price/book ratios of comparable public companies
Total Level 3 investments	$52,468

Underwriting-related derivative liability	$3,984	Discounted cash flows	Duration matched discount rates	5.0%	to	6.0%
The following table shows the reconciliation of beginning and ending balances for investments measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2024 and 2023. The Company includes any related interest and dividend income in net investment income and are excluded from the reconciliation in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Balance - beginning of period	$57,994	$21,198	$52,483	$18,806
Net realized and unrealized (losses) gains recognized in the statement of income	(518)	200	4,993	1,592
Purchases	—	—	—	1,000
Transfers out of Level 3 into Level 2	(5,008)	—	(5,008)	—
Total Level 3 investments - end of period	$52,468	$21,398	$52,468	$21,398

(d) Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried, at fair value, except for certain financial instruments related to insurance contracts.
At June 30, 2024, the carrying values of cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable, loan to related party, and certain other assets and liabilities approximate fair values due to their inherent short duration. As these financial instruments are not actively traded, the fair values of these financial instruments are classified as Level 2 in the fair value hierarchy.
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
The following table presents the respective carrying value and fair value for the Senior Notes as at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes - MHLA – 6.625%	$110,000	$65,120	$110,000	$73,744
Senior Notes - MHNC – 7.75%	152,361	105,617	152,361	115,855
Total Senior Notes	$262,361	$170,737	$262,361	$189,599

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
At June 30, 2024, the aggregate authorized share capital of the Company is 200,000,000 shares from which 150,298,798 common shares were issued, of which 99,811,336 common shares are outstanding, and 50,487,462 shares are treasury shares (please see Note 6. (b) Treasury Shares below for additional information).
The remaining 49,701,202 shares are undesignated at June 30, 2024. At June 30, 2024, 2,035,634 common shares will be issued and outstanding upon vesting of restricted shares, and 4,041,358 common shares remaining are reserved for issuance under the 2019 Omnibus Incentive Plan.
b)Treasury Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common shares from time to time at market prices. During the three and six months ended June 30, 2024, Maiden Reinsurance repurchased 747,561 and 1,099,672 common shares, respectively, at an average price per share of $2.13 and $2.06, respectively, under the Company's share repurchase plan.
During the three and six months ended June 30, 2023, Maiden Reinsurance repurchased 299,630 common shares at an average price per share of $2.07 under the Company's share repurchase plan. The Company's remaining authorization is $69,351 for common share repurchases at June 30, 2024 (December 31, 2023: $71,615).
During the six months ended June 30, 2024, the Company also repurchased 127,555 common shares (2023: 128,731) at an average price per share of $1.79 (2023: $2.25) from employees, which represent tax withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares.
Treasury shares include 43,978,595 common shares owned by Maiden Reinsurance consisting of 41,439,348 shares issued as part of the exchange for preference shares held ("Exchange") and 2,539,247 shares directly purchased on the open market by Maiden Reinsurance which are not treated as outstanding common shares on the Condensed Consolidated Balance Sheet at June 30, 2024. Please see further information on the Exchange and related preference share repurchases in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 12, 2024.
The table below includes the total number of treasury shares outstanding at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Number of shares held by Maiden Reinsurance treated as treasury shares	43,978,595	42,878,923
Number of treasury shares due to common share repurchases by Maiden Holdings	6,508,867	6,381,312
Total number of treasury shares at the end of the reporting period	50,487,462	49,260,235

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
6. Shareholders' Equity (continued)
c)AOCI
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended June 30, 2024	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(6,770)	$(25,421)	$(32,191)
Other comprehensive income (loss) before reclassifications	481	(775)	(294)
Ending balance, Maiden shareholders	$(6,289)	$(26,196)	$(32,485)

For the Three Months Ended June 30, 2023	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(13,762)	$(24,998)	$(38,760)
Other comprehensive income before reclassifications	858	766	1,624
Ending balance, Maiden shareholders	$(12,904)	$(24,232)	$(37,136)
For the Six Months Ended June 30, 2024	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(7,784)	$(23,685)	$(31,469)
Other comprehensive income (loss) before reclassifications	1,495	(2,511)	(1,016)
Ending balance, Maiden shareholders	$(6,289)	$(26,196)	$(32,485)
For the Six Months Ended June 30, 2023	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(15,668)	$(25,566)	$(41,234)
Other comprehensive income before reclassifications	2,764	1,334	4,098
Ending balance, Maiden shareholders	$(12,904)	$(24,232)	$(37,136)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At June 30, 2024 and December 31, 2023, Maiden Holdings had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") and its wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA") had outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes") (collectively "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following tables detail the issuances of Senior Notes outstanding at June 30, 2024 and December 31, 2023:

June 30, 2024	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized issuance costs	3,313	4,373	7,686
Carrying value	$106,687	$147,988	$254,675

December 31, 2023	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized issuance costs	3,345	4,419	7,764
Carrying value	$106,655	$147,942	$254,597

Other details:
Original debt issuance costs pertaining to remaining outstanding principal amount	$3,715	$5,049
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%
Total interest and amortization expense incurred on the Senior Notes for the three and six months ended June 30, 2024 was $4,816 and $9,631, respectively (2023: $4,813 and $8,637, respectively), of which $1,342 was accrued as interest payable at both June 30, 2024 and December 31, 2023, respectively. The issuance costs related to the Senior Notes were capitalized and are amortized over the effective life of the Senior Notes using the effective interest method of amortization.
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
On May 3, 2023, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100,000 of the Company's Senior Notes from time to time at market prices in open market purchases or as may be privately negotiated. The Company has a remaining authorization of $99,905 for Senior Notes repurchases at June 30, 2024. During the three and six months ended June 30, 2023, Maiden Reinsurance repurchased 5,567 notes of the 2013 Senior Notes at an average price per unit of $17.10 for a total cost of $95. Total interest and amortization expenses of $4,813 and $8,637 were partly offset by a realized gain of $40 from the repurchase of the 2013 Senior Notes during the three and six months ended June 30, 2023, respectively.

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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the six months ended June 30, 2024 and 2023 was as follows:

For the Six Months Ended June 30,	2024	2023
Premiums written
Direct	$17,236	$13,515
Assumed	(464)	(5,804)
Ceded	(119)	(76)
Net	$16,653	$7,635
Premiums earned
Direct	$16,482	$13,365
Assumed	8,118	6,752
Ceded	(115)	(76)
Net	$24,485	$20,041
Loss and LAE
Gross loss and LAE	$26,058	$20,991
Loss and LAE ceded	(462)	356
Net	$25,596	$21,347
The Company's reinsurance recoverable on unpaid losses balance as at June 30, 2024 was $570,036 (December 31, 2023: $564,331) presented in the Condensed Consolidated Balance Sheets. As of June 30, 2024, the total allowance for expected credit losses on the Company's reinsurance recoverable balance was $2,735 (December 31, 2023: $3,240).
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on reinsurance recoverable for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Allowance for expected credit losses on reinsurance recoverable, beginning of period	$2,438	$4,254	$3,240	$4,277
Increase (decrease) in allowance for expected credit losses on reinsurance recoverable where credit losses were previously recognized	297	276	(505)	253
Allowance for expected credit losses on reinsurance recoverable, end of period	$2,735	$4,530	$2,735	$4,530
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $42,245 at June 30, 2024 (December 31, 2023: $43,176). The recoverable due from Cavello is net of an allowance for expected credit losses of $2,493 as at June 30, 2024 (December 31, 2023: $2,769).
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
8. Reinsurance (continued)
Cumulative ceded losses exceeding $445,000 are recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. The amount of the deferral is recalculated each period based on loss payments and updated estimates. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. As of June 30, 2024, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $522,976 while the deferred gain liability under the LPT/ADC Agreement was $78,203 (December 31, 2023: $515,463 and $70,916, respectively). The recoverable due under the LPT/ADC Agreement is net of an allowance for expected credit losses of $227 as at June 30, 2024 (December 31, 2023: $453). Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be before the end of 2024.
Cavello provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement. Cavello is subject to additional collateral funding requirements as explained in "Note 10. Related Party Transactions". As of June 30, 2024, the amount of collateral required was $500,334 (December 31, 2023 - $490,070). Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar Group Limited, has credit ratings of BBB+ from both Standard & Poor's and Fitch Ratings at June 30, 2024.

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

	June 30, 2024	December 31, 2023
Reserve for reported loss and LAE	$451,209	$543,818
Reserve for losses incurred but not reported ("IBNR")	311,055	323,615
Reserve for loss and LAE	$762,264	$867,433
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Six Months Ended June 30,	2024	2023
Gross loss and LAE reserves, January 1	$867,433	$1,131,408
Less: reinsurance recoverable on unpaid losses, January 1	564,331	556,116
Net loss and LAE reserves, January 1	303,102	575,292
Net incurred losses related to:
Current year	12,233	13,197
Prior years	13,363	8,150
	25,596	21,347
Net paid losses related to:
Current year	(448)	(266)
Prior years	(122,204)	(156,361)
	(122,652)	(156,627)
Change in deferred gain on retroactive reinsurance	(7,266)	(12,317)
GLS run-off business acquired or assumed	—	767
Opening allowance for expected credit loss on reinsurance recoverable on unpaid losses	—	4,277
Effect of foreign exchange rate movements	(6,552)	6,946
Net loss and LAE reserves, June 30	192,228	439,685
Reinsurance recoverable on unpaid losses, June 30	570,036	561,576
Gross loss and LAE reserves, June 30	$762,264	$1,001,261
Prior period loss development ("PPD") arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years. The favorable or unfavorable development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. The Company recognized net adverse PPD of $6,800 and $13,363 for the three and six months ended June 30, 2024, respectively (2023: adverse $4,494 and $8,150, respectively).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
9. Reserve for Loss and Loss Adjustment Expenses (continued)
In the Diversified Reinsurance segment, there was adverse PPD of $1,557 and $902 for the three and six months ended June 30, 2024, respectively (2023: adverse $1,317 and $2,074, respectively). The adverse PPD for the three months ended June 30, 2024 was driven by development in International and other runoff business lines. The adverse PPD for the six months ended June 30, 2024 was due to International and facultative lines partly offset by favorable development in GLS business. Prior year development for the three and six months ended June 30, 2023 was driven by adverse development primarily due to a Australia Warranty program and a German Auto program in run-off from the International unit along with development from other runoff business lines and included the recognition of expected credit losses on reinsurance recoverable on unpaid losses.
The table below shows prior year loss development for the AmTrust Reinsurance segment for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Prior Year Loss Development adverse (favorable)
AmTrust Quota Share	$5,075	$2,988	$10,075	$6,436
AmTrust other runoff	91	183	(226)	(340)
European Hospital Liability Quota Share	77	6	2,612	(20)
Total AmTrust Reinsurance PPD	$5,243	$3,177	$12,461	$6,076
In the AmTrust Reinsurance segment, net adverse PPD was $5,243 and $12,461 during the three and six months ended June 30, 2024, respectively (2023: adverse $3,177 and $6,076, respectively) as detailed in the table above.
Net adverse PPD for the three and six months ended June 30, 2024 was primarily from the AmTrust Quota Share and European Hospital Liability. In the AmTrust Quota Share, U.S. Program business experienced additional adverse development from construction defect coverage for accident years 2015 to 2018 as new claims emergence was significantly greater than expected; this was partly offset by continued favorable development within Workers Compensation business for accident years 2014 to 2017. Net adverse loss development on European Hospital Liability Quota Share was primarily driven by emergence of loss data from adverse claim verdicts on older claims, resulting in strengthening of loss development tail on underwriting years 2011 to 2014.
Net adverse PPD for the three and six months ended June 30, 2023 was primarily from General Liability and Commercial Auto Liability partly offset by continued favorable development in Workers Compensation.
The increase in the deferred gain on retroactive reinsurance was $7,266 for the six months ended June 30, 2024 (2023: $12,317 increase). This included an increase in the deferred gain liability and related reinsurance recoverable on unpaid losses under the LPT/ADC Agreement with Cavello of $7,287 for the six months ended June 30, 2024 (2023: $12,300 increase) caused by adverse development on loss reserves covered under the LPT/ADC Agreement (2023 - adverse). The deferred gain on retroactive reinsurance under the LPT/ADC Agreement represents the cumulative adverse development for covered risks in the AmTrust Quota Share as of June 30, 2024 and December 31, 2023. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be before the end of 2024.

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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Condensed Consolidated Income Statements for the three and six months ended June 30, 2024 and 2023, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Gross and net premiums written	$(44)	$223	$(549)	$(5,790)
Net premiums earned	3,848	3,835	7,265	5,366
Net loss and LAE	(8,526)	(7,521)	(17,544)	(14,703)
Commission and other acquisition expenses	(1,519)	(1,431)	(2,817)	(2,010)
Collateral provided to AmTrust
a) AmTrust Quota Share
To provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of AmTrust's insurance subsidiaries, established trust accounts ("Trust Accounts") for their benefit. Maiden Reinsurance has provided appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral which can include: (a) assets loaned by Maiden Reinsurance to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties; (b) assets transferred by Maiden Reinsurance for deposit into the Trust Accounts; or (c) a letter of credit obtained by Maiden Reinsurance and delivered to an AmTrust subsidiary on AII's behalf. Maiden Reinsurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Reinsurance's proportionate share of its obligations under the AmTrust Quota Share. The collateral requirements under the AmTrust Quota Share with AII was satisfied as follows:
•by lending funds of $167,975 at June 30, 2024 and December 31, 2023 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. There was no allowance for expected credit losses recognized on the loan at June 30, 2024 and December 31, 2023. Interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. The interest income on the loan was $3,053 and $6,123 for the three and six months ended June 30, 2024, respectively (2023: $2,927 and $5,625, respectively) and the effective yield was 7.3% for the respective periods (2023: 7.0% and 6.7%, respectively).
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
•on January 11, 2019, the Company transferred $575,000 to AmTrust as a portion of the existing Trust Accounts used for collateral on the AmTrust Quota Share was converted to a funds withheld arrangement. The funds withheld receivable earns an annual interest rate of 3.5% for 2024, subject to annual adjustment (2023: 3.5%). At June 30, 2024, the funds withheld balance was $17,864 (December 31, 2023: $128,451) and accrued interest was $346 and (December 31, 2023: $1,584). The interest income on the funds withheld receivable was $347 and $1,191 for the three and six months ended June 30, 2024, respectively (2023: $3,061 and $6,342, respectively). No allowance for expected credit losses was recognized for the fund withheld receivable from AmTrust and related accrued interest at June 30, 2024 and December 31, 2023.
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
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of the collateral held in reinsurance trust accounts at June 30, 2024 was $135,474 (December 31, 2023: $147,635) and the accrued interest was $1,103 (December 31, 2023: $1,091).
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $56 and $113 of investment management fees for the three and six months ended June 30, 2024, respectively (2023: $72 and $145, respectively) under this agreement.
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
Renewal Rights Agreement - IIS Business
On May 3, 2024 and June 20, 2024, Maiden LF and Maiden GF entered into the AmTrust Renewal Rights Agreements with certain subsidiaries of AmTrust, which are expected to cover the majority of Maiden LF and Maiden GF's primary business written in Sweden, Norway, other Nordic countries, the United Kingdom and Ireland. Under these agreements, those AmTrust subsidiaries in collaboration with existing Maiden LF and Maiden GF distribution partners, will offer renewals to select policyholders in exchange for a fee at standard market terms for business successfully renewed.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees
There are no material changes from the commitments, contingencies and concentrations previously disclosed in the Company’s Form 10-K for the year ended December 31, 2023.
a)Concentrations of Credit Risk
At June 30, 2024 and December 31, 2023, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance balances receivable, reinsurance recoverable on paid and unpaid losses and funds withheld receivable. Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength.
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
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party, reinsurance balances receivable and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at June 30, 2024. To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at June 30, 2024 will be fully collectible.
b)Investment Commitments and Related Financial Guarantees
The Company had total unfunded commitments on alternative investments of $94,532 at June 30, 2024 (December 31, 2023: $100,846) which included commitments for other investments, private equity securities and equity method investments. The table below shows the total unfunded commitments by type of investment as at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total
Private equity funds	$51,038	54.0%	$53,675	53.2%
Private credit funds	10,909	11.5%	11,361	11.3%
Investments in direct lending entities	—	—%	595	0.6%
Total unfunded commitments on other investments	$61,947	65.5%	$65,631	65.1%

Total unfunded commitments on equity securities	$14,735	15.6%	$14,735	14.6%

Total unfunded commitments on equity method investments	$17,850	18.9%	$20,480	20.3%

Total unfunded commitments on alternative investments	$94,532	100.0%	$100,846	100.0%
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
As discussed above, at June 30, 2024, guarantees of $69,025 (December 31, 2023: $62,508) were provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.
c)Operating Lease Commitments
The Company leases office spaces and equipment under various operating leases expiring in various years through 2034. The Company's leases are currently classified as operating leases and none of them have non-lease components. For operating leases that have a lease term of more than twelve months, and whose lease payments are above a certain threshold, the Company recognizes a lease liability and a right-of-use asset in the Condensed Consolidated Balance Sheets at the present value of the remaining lease payments until expiration.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 8.6%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. At June 30, 2024, the Company's future lease obligations of $1,939 (December 31, 2023: $228) were calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate. This amount has been recognized on the Condensed Consolidated Balance Sheet as a lease liability within accrued expenses and other liabilities with an initial equivalent amount for the right-of-use asset presented as part of other assets. At June 30, 2024, the Company's right-of-use lease asset of $1,559 reflected certain lease incentives that were accepted which reduced the right-of-use asset and were separately capitalized under leasehold improvements to be depreciated over the effective term of the related lease agreements (December 31, 2023: $228).
The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's weighted-average remaining lease term is approximately 9.7 years at June 30, 2024.
Under Topic 842, Leases, the Company continues to recognize the related leasing expense on a straight-line basis over the lease term on the Condensed Consolidated Statements of Income. The Company's total lease expense was $152 and $298 for three and six months ended June 30, 2024, respectively (2023: $135 and $255, respectively) recognized within general and administrative expenses consistent with the prior accounting treatment under Topic 840.
At June 30, 2024, the scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

June 30, 2024
2024	$216
2025	317
2026	277
2027	277
2028	277
Thereafter	1,754
Discount for present value	(1,179)
Total discounted operating lease liabilities	$1,939
The Company has contracted to lease office space in New York City commencing in April 2024, which created a significant right-of-use asset and a lease liability once certain leasehold improvements were completed and the operating lease has commenced. The Company has occupied this space and capitalized the leased asset in the second quarter of 2024.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Maiden common shareholders	$(9,971)	$(2,933)	$(8,512)	$(14,261)
Denominator:
Adjusted weighted average number of common shares – basic and diluted(1)	100,159,973	101,754,218	100,308,549	101,653,848
Basic and diluted loss per share attributable to common shareholders	$(0.10)	$(0.03)	$(0.08)	$(0.14)
.
(1)Please refer to "Note 6. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for the terms and conditions of securities that could potentially be dilutive in the future. There were no potentially dilutive securities for the three and six months ended June 30, 2024 (2023: 0).

13. Income Taxes
The Company recognized income tax expense of $442 and $453 for the three and six months ended June 30, 2024, respectively, compared to an income tax benefit of $194 and $222 for the same respective periods in 2023. The effective tax rate on the Company's net loss differs from the statutory rate of zero percent under Bermuda law due to tax on foreign operations, primarily the U.S. and Sweden.
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
At June 30, 2024, the Company has available net operating loss carry-forwards of $338,166 (December 31, 2023: $337,420) for income tax purposes. Approximately $186,203 (December 31, 2023: $186,203) of net operating loss ("NOL") carryforwards expire in various years beginning in 2029. As of June 30, 2024, approximately $151,963 or 44.9% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law. At June 30, 2024, the Company also has a capital loss carry-forward of $14,134 (December 31, 2023: $13,853) which will start to expire in 2024.

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
On May 3, 2024, Maiden LF and Maiden GF entered into a Renewal Rights and Asset Purchase Agreement with AmTrust Nordic AB, a Swedish unit of AmTrust Financial Services, Inc. ("AmTrust") which is expected to cover the majority of Maiden LF and Maiden GF's primary business written in Sweden, Norway and other Nordic countries. On June 20, 2024, Maiden LF and Maiden GF entered into an additional Renewal Rights and Asset Purchase Agreement with AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), both wholly owned subsidiaries of AmTrust, which is expected to cover the majority of Maiden LF and Maiden GF's primary business written in the United Kingdom and Ireland. These agreements are collectively referred to as the "AmTrust Renewal Rights Agreements". Under these agreements, those AmTrust subsidiaries in collaboration with existing Maiden LF and Maiden GF distribution partners, will offer renewals to select policyholders in exchange for a fee at standard market terms for business successfully renewed.
These transactions are part of our broader plan to divest the IIS businesses as a result of our recently concluded strategic review of the IIS business platform. The purpose of that review was to evaluate the strategic value of Maiden LF and Maiden GF in relation to their ongoing growth and profitability prospects, regulatory capital requirements and ability to create shareholder value in excess of our target return on capital levels. As part of these conclusions, Maiden LF and Maiden GF are no longer writing new business and we expect to enter into additional transactions to either sell or wind-up Maiden GF and Maiden LF during 2024 and we are actively evaluating potential transactions currently.
Our business currently consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. This segment also includes transactions entered into by GLS since November 2020. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”) and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries, AEL and AIU DAC, both of which are in run-off effective as of January 1, 2019.
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
To date, we invested $9.5 million in insurance distribution platforms and these investments have achieved an internal rate of return of 24.7% and a multiple of capital of 1.69x on those investments.
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
As of June 30, 2024, we have invested approximately $336.8 million into alternative investments which include equity securities, other investments and equity method investments in a wide variety of asset classes, and we believe these activities will exceed that benchmark cost of capital with adjustments as necessary if those returns do not emerge. Please refer to the "Liquidity and Capital Resources" section on "Other Investments, Equity Investments and Equity Method Investments" for further information on our alternative asset classes and a detailed discussion of their investment returns.
As noted, we are actively exploring fee-based and distribution opportunities which are non-risk bearing and capital efficient. As these strategic plans continue to develop, we may modify our approach to this aspect of our current strategy, including possibly reducing our investments and commitments to alternative investments.
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
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 6. Shareholders' Equity" included under Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q for further information on the recent repurchases made by Maiden Reinsurance during the three and six months ended June 30, 2024. There can be no assurance that we will continue to pursue such capital management initiatives, or that they will provide appropriate risk-adjusted returns. As we revised our strategy in recent years, we continuously evaluate the effectiveness of those strategies in achieving its goals and have been and continue to be prepared to adjust those strategies as our performance dictates.
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
At June 30, 2024, GLS and its subsidiaries have total insurance related liabilities of $23.9 million which consisted of total loss reserves of $17.6 million, an underwriting-related derivative liability of $4.0 million, and net deferred gains on retroactive reinsurance of $2.3 million.
2024 Developments
During the six months ended June 30, 2024, our book value decreased by 4.0% to $2.38 per common share at June 30, 2024, and our non-GAAP book value decreased by 0.6% to $3.17 per common share at June 30, 2024. We made additional progress in the capital management pillar of our business strategy, repurchasing 747,561 and 1,099,672 common shares during the three and six months ended June 30, 2024, respectively.
During the six months ended June 30, 2024, our alternative investment portfolio increased by 9.0% and produced a positive net return of 4.6% on that portfolio during the six months ended June 30, 2024 compared to 3.7% for the same period in 2023. The annualized return is now above our average cost of capital despite numerous investments that continue to be carried at cost or net asset values that have yet to realize positive returns due to recent deployment. We believe our alternative investment portfolio remains well positioned to achieve its targeted longer-term returns. As interest rates have risen, we are increasingly focusing our investing activities on opportunities that will produce current income.
The run-off of our historic reinsurance programs produced an underwriting loss of $9.8 million and $17.3 million for the three and six months ended June 30, 2024, respectively. Much of this was driven by adverse prior year reserve development of $6.8 million and $13.4 million for three and six months ended June 30, 2024, respectively, which offset the positive progress made in our capital and asset management strategies. Approximately $5.6 million or 83.1% and $10.6 million or 79.7% of the total adverse prior year reserve development for the three and six months ended June 30, 2024, respectively, is recoverable under the LPT/ADC Agreement and is expected to be recognized as future GAAP income over time as recoveries are received, including recoveries on Workers Compensation paid commuted amounts, under the provisions of the LPT/ADC Agreement and the applicable GAAP accounting rules.
Maiden Holdings North America ("Maiden NA")
We believe Maiden NA’s investments, including its ownership of Maiden Reinsurance and its active asset management strategy, will create opportunities to utilize NOL carryforwards of $338.2 million at June 30, 2024. Approximately $186.2 million of these NOL carryforwards expire in various years beginning in 2029. As of June 30, 2024, $152.0 million or 44.9% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law. The NOL carryforwards combined with additional net deferred tax assets ("DTA") primarily related to our insurance liabilities result in net U.S. DTA (before valuation allowance) of $119.2 million or $1.19 per common share at June 30, 2024.
Net U.S. DTA of $119.2 million is not presently recognized on the Company's condensed consolidated balance sheets as a full valuation allowance is carried against it. At this time, while positive evidence in support of reducing the valuation allowance is growing, the Company believes it is necessary to maintain a full valuation allowance against the net U.S. DTA as more evidence is needed regarding the utilization of these losses. As circumstances further develop, we will continuously evaluate the amount of the valuation allowance held against the net U.S. DTA.
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

Three and Six Months Ended June 30, 2024 and 2023 Financial Highlights

For the Three Months Ended June 30,	2024	2023	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net loss	$(9,971)	$(2,933)	$(7,038)
Basic and diluted loss per common share:
Net loss attributable to common shareholders(2)	(0.10)	(0.03)	(0.07)
Gross premiums written	8,449	6,875	1,574
Net premiums earned	12,077	11,039	1,038
Underwriting loss(3)	(9,765)	(9,262)	(503)
Net investment results(13)	9,873	16,466	(6,593)
Non-GAAP measures:
Non-GAAP operating (loss) earnings(1)	(10,604)	4,467	(15,071)
Non-GAAP basic and diluted operating (loss) earnings per common share(1)	(0.11)	0.04	(0.15)
Annualized non-GAAP operating return on average adjusted shareholders' equity(1)	(13.3)%	5.6%	(18.9)

For the Six Months Ended June 30,	2024	2023	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net loss	$(8,512)	$(14,261)	$5,749
Basic and diluted loss per common share:
Net loss attributable to Maiden common shareholders(2)	(0.08)	(0.14)	0.06
Gross premiums written	16,772	7,711	9,061
Net premiums earned	24,485	20,041	4,444
Underwriting loss(3)	(17,289)	(17,515)	226
Net investment results(13)	26,929	26,965	(36)
Non-GAAP measures:
Non-GAAP operating loss(1)	(15,554)	(3,426)	(12,128)
Non-GAAP basic and diluted operating loss per common share(1)	(0.16)	(0.03)	(0.13)
Annualized non-GAAP operating return on average adjusted shareholders' equity(1)	(9.8)%	(2.1)%	(7.7)

	June 30, 2024	December 31, 2023	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(4)	$593,640	$602,318	$(8,678)
Total assets	1,399,950	1,518,934	(118,984)
Reserve for loss and LAE	762,264	867,433	(105,169)
Senior notes - principal amount	262,361	262,361	—
Shareholders' equity	238,046	249,160	(11,114)
Total capital resources(5)	500,407	511,521	(11,114)
Ratio of debt to total capital resources(10)	52.4%	51.3%	1.1
Book Value calculations:
Book value per common share(6)	$2.38	$2.48	$(0.10)
Accumulated dividends per common share(12)	4.27	4.27	—
Book value per common share plus accumulated dividends	$6.65	$6.75	$(0.10)
Change in book value per common share plus accumulated dividends	(1.5)%
Diluted book value per common share(7)	$2.34	$2.46	$(0.12)

Non-GAAP measures:
Adjusted book value per common share(8)	$3.17	$3.19	$(0.02)
Adjusted shareholders' equity(9)	316,249	320,076	(3,827)
Adjusted total capital resources(9)	578,610	582,437	(3,827)
Ratio of debt to adjusted total capital resources(11)	45.3%	45.0%	0.3

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
The Company no longer presents certain non-GAAP measures such as combined ratio and its related components in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024, as it believes that as the run-off of our reinsurance portfolios progresses, such ratios are increasingly not meaningful and of less value to readers as they evaluate the financial results of the Company, particularly compared to historical data.
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

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Gross premiums written	$8,449	$6,875	$16,772	$7,711
Net premiums written	$8,339	$6,875	$16,653	$7,635
Net premiums earned	$12,077	$11,039	$24,485	$20,041
Other insurance revenue, net	—	78	46	19
Net loss and LAE	(13,971)	(11,532)	(25,596)	(21,347)
Commission and other acquisition expenses	(4,813)	(4,945)	(10,406)	(9,180)
General and administrative expenses(1)	(3,058)	(3,902)	(5,818)	(7,048)
Underwriting loss (2)	(9,765)	(9,262)	(17,289)	(17,515)
Other general and administrative expenses(1)	(4,821)	(2,937)	(10,121)	(9,899)
Net investment income	6,953	10,518	14,653	20,063
Net realized and unrealized investment gains	1,457	1,145	10,207	2,150
Foreign exchange and other (losses) gains	—	(2,621)	2,053	(5,437)
Interest and amortization expenses	(4,816)	(4,773)	(9,631)	(8,597)
Income tax (expense) benefit	(442)	194	(453)	222
Interest in income of equity method investments	1,463	4,803	2,069	4,752
Net loss	$(9,971)	$(2,933)	$(8,512)	$(14,261)
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

Net loss
Net loss for the three months ended June 30, 2024 was $10.0 million compared to net loss of $2.9 million for the same respective period in 2023. The decrease in our financial results for the second quarter of 2024 compared to the second quarter of 2023 was primarily due to:
•an underwriting loss of $9.8 million for the three months ended June 30, 2024 compared to an underwriting loss of $9.3 million in the same period in 2023 largely due to:
•adverse prior year loss development ("PPD") of $6.8 million in the second quarter of 2024 compared to adverse PPD of $4.5 million during the same period in 2023, detailed as follows;
•Our AmTrust Reinsurance segment had adverse PPD of $5.2 million in the second quarter of 2024 compared to adverse PPD of $3.2 million for the second quarter of 2023. Of the total adverse PPD experienced in this segment for the second quarter of 2024, $5.6 million is recoverable under the LPT/ADC Agreement and will be recognized as future GAAP income over time as recoveries are received under provisions of the LPT/ADC Agreement and the applicable GAAP accounting rules.
•Our Diversified Reinsurance segment had adverse PPD of $1.6 million in the second quarter of 2024 compared to adverse PPD of $1.3 million for the second quarter of 2023.
•On a current accident year basis, underwriting loss was $3.0 million for the three months ended June 30, 2024 compared to an underwriting loss of $4.8 million for the same period in 2023.
•lower total income from investment activities of $9.9 million for the three months ended June 30, 2024 compared to $16.5 million for the same period in 2023 which was comprised of:
•net investment income decreased to $7.0 million for the three months ended June 30, 2024 compared to $10.5 million for the same period in 2023;
•realized and unrealized investment gains increased to $1.5 million for the three months ended June 30, 2024 compared to investment gains of $1.1 million for the same period in 2023; and
•interest in income of equity method investments of $1.5 million for the three months ended June 30, 2024 compared to an interest in income of $4.8 million for the same period in 2023.

•corporate general and administrative expenses increased to $4.8 million for the three months ended June 30, 2024 compared to $2.9 million for the same period in 2023; and partly offset by:
•nominal foreign exchange and other gains for the three months ended June 30, 2024, compared to foreign exchange and other losses of $2.6 million for the same period in 2023.
Net loss for the six months ended June 30, 2024 was $8.5 million compared to net loss of $14.3 million for the same period in 2023. The net increase in our financial results for the six months ended June 30, 2024 compared to 2023 was largely due to:
•underwriting loss of $17.3 million in the six months ended June 30, 2024 compared to an underwriting loss of $17.5 million for the same period in 2023 largely due to:
•adverse PPD of $13.4 million for the six months ended June 30, 2024 compared to adverse PPD of $8.2 million for the same period in 2023 detailed as follows:
•Our AmTrust Reinsurance segment had adverse PPD of $12.5 million in 2024, compared to adverse PPD of $6.1 million in 2023. Of the total adverse PPD experienced in this segment for 2024, $10.6 million is recoverable under the LPT/ADC Agreement and is expected to be recognized as future GAAP income over time as recoveries are received under provisions of the LPT/ADC Agreement and the applicable GAAP accounting rules.
•Our Diversified Reinsurance segment had adverse PPD of $0.9 million in 2024, compared to adverse PPD of $2.1 million for the same period in 2023.
•on a current accident year basis, an underwriting loss of $3.9 million for the six months ended June 30, 2024 compared to an underwriting loss of $9.4 million for the same period in 2023, primarily due to results in AmTrust Reinsurance segment as discussed further below in the segment analysis.
•total income from investment activities was $26.9 million for the six months ended June 30, 2024 compared to $27.0 million in 2023 which was comprised of:
•net investment income decreased to $14.7 million for the six months ended June 30, 2024 compared to $20.1 million that was earned for the same period in 2023;
•net realized and unrealized investment gains of $10.2 million for the six months ended June 30, 2024 compared to net investment gains of $2.2 million for the same period in 2023; and
•interest in income of equity method investments of $2.1 million for the six months ended June 30, 2024 compared to an interest in income of equity method investments of $4.8 million for the same period in 2023.
•corporate general and administrative expenses increased to $10.1 million for the six months ended June 30, 2024 compared to $9.9 million for the same period in 2023; and partly offset by:
•foreign exchange and other gains of $2.1 million for the six months ended June 30, 2024 compared to foreign exchange and other losses of $5.4 million earned for the same period in 2023.
Net Premiums Written
The tables below compare net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three and six months ended June 30, 2024 and 2023:

For the Three Months Ended June 30,	2024	2023	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$8,383	$6,652	$1,731	26.0%
AmTrust Reinsurance	(44)	223	(267)	(119.7)%
Total	$8,339	$6,875	$1,464	21.3%

For the Six Months Ended June 30,	2024	2023	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$17,202	$13,425	$3,777	28.1%
AmTrust Reinsurance	(549)	(5,790)	5,241	(90.5)%
Total	$16,653	$7,635	$9,018	118.1%
Net premiums written for the three and six months ended June 30, 2024 increased to $8.3 million and $16.7 million, respectively, compared to net premiums written of $6.9 million and $7.6 million for the same respective periods in 2023:
•Premiums written in the Diversified Reinsurance segment increased by $1.7 million and $3.8 million for the three and six months ended June 30, 2024 compared to the same respective periods in 2023 due to growth in direct premiums for Credit Life programs written by Maiden LF and Maiden GF.
•Premiums written in the AmTrust Reinsurance segment decreased by $0.3 million and increased by $5.2 million for the three and six months ended June 30, 2024 compared to the same respective periods in 2023. The negative written premiums in the prior year six month period reflect cession adjustments of $6.1 million due to the cancellation of cases in one specific program within Specialty Risk and Extended Warranty.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned increased by $1.0 million and $4.4 million for the three and six months ended June 30, 2024, respectively, compared to the same respective periods in 2023 due to higher earned premiums in our Diversified Reinsurance segment driven by growth in Credit Life programs written by Maiden LF and Maiden GF. The tables below compare net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the three and six months ended June 30, 2024 and 2023:

For the Three Months Ended June 30,	2024	2023	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$8,229	$7,204	$1,025	14.2%
AmTrust Quota Share Reinsurance	3,848	3,835	13	0.3%
Total	$12,077	$11,039	$1,038	9.4%

For the Six Months Ended June 30,	2024	2023	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$17,220	$14,675	$2,545	17.3%
AmTrust Quota Share Reinsurance	7,265	5,366	1,899	35.4%
Total	$24,485	$20,041	$4,444	22.2%
Net premiums earned in the Diversified Reinsurance segment for the three and six months ended June 30, 2024 increased by $1.0 million or 14.2% and $2.5 million or 17.3%, respectively, compared to the same respective periods in 2023 mainly due to growth in Credit Life programs written by Maiden LF and Maiden GF. Please refer to the analysis of our Diversified Reinsurance segment for further discussion.
Net premiums earned in the AmTrust Reinsurance segment for the three and six months ended June 30, 2024 increased by $13.0 thousand or 0.3% and $1.9 million or 35.4%, respectively, compared to the same respective periods in 2023 primarily due to negative earned premium adjustments made during the first quarter of 2023. Please refer to the analysis of our AmTrust Reinsurance segment for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to the analysis below of our Diversified Reinsurance segment for further discussion.
Net Investment Income
Net investment income decreased by $3.6 million or 33.9% and $5.4 million or 27.0% for the three and six months ended June 30, 2024, respectively, compared to the same respective periods in 2023 largely due to lower interest income earned on our funds withheld balance with AmTrust as claim payments continued to be settled through the funds held receivable.
Annualized average book yields increased to 4.8% and 4.7% for the three and six months ended June 30, 2024, respectively, compared to 4.2% and 4.0% for the same respective periods in 2023 due to the following factors:
•Floating rate investments comprise 50.5% of our fixed income investments as of June 30, 2024 which enabled the portfolio to respond to the higher interest rate environment more quickly;
•Loan to related party carried a higher weighted average interest rate on a balance of $168.0 million which increased to 7.3% for the three and six months ended June 30, 2024, respectively, compared to 7.0% and 6.7% for the same respective periods in 2023; partly offset by:
•Interest income on our funds withheld receivable decreased by $2.7 million and $5.2 million for the three and six months ended June 30, 2024, respectively, compared to the same respective periods in 2023. This was the result of a lower average funds withheld balance with AmTrust of $69.1 million in the first half of 2024 compared to $351.8 million for the first half of 2023. Funds withheld receivable from AmTrust earned an annual interest rate of 3.5% for both the three and six months ended June 30, 2024 and 2023, respectively.
Average aggregate fixed income assets for the three and six months ended June 30, 2024 decreased by 41.2% and 39.8%, respectively, compared to the same respective periods for June 30, 2023 due to continued run-off of our reinsurance liabilities previously written on prospective risks primarily through the funds withheld receivable. For the three and six months ended June 30, 2024, we experienced negative operating cash flows due to settlement of claim payments to AmTrust as we run-off our existing reinsurance liabilities in the AmTrust Reinsurance segment.
The following table details our average aggregate fixed income assets (at cost) and annualized investment book yield for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Average aggregate fixed income assets, at cost (1)	$502,731	$855,506	$538,517	$894,686
Annualized investment book yield	4.8%	4.2%	4.7%	4.0%
(1)Fixed income assets include available-for-sale ("AFS") securities, cash and restricted cash, funds withheld receivable, and loan to related party. These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
Net Realized and Unrealized Investment Gains
Net realized and unrealized investment gains of $1.5 million and $10.2 million were recognized for the three and six months ended June 30, 2024, respectively, compared to net realized and unrealized investment gains of $1.1 million and $2.2 million for the same respective periods in 2023. Total net realized and unrealized investment gains for the three and six months ended June 30, 2024 and 2023 are summarized in the table below by investment category:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net realized (losses) gains:
Fixed income assets(1)	$(77)	$(786)	$(295)	$(786)
Other investments, including equity securities	—	10	—	186
Total net realized losses	(77)	(776)	(295)	(600)

Net unrealized gains:
Other investments, including equity securities	1,534	1,921	10,502	2,750
Total net unrealized gains	1,534	1,921	10,502	2,750

Total net realized and unrealized investment gains	$1,457	$1,145	$10,207	$2,150
(1) Fixed income assets includes AFS securities as well as cash, restricted cash, funds withheld receivable, and loan to related party.
Total net realized and unrealized investment gains increased by $0.3 million and $8.1 million for the three and six months ended June 30, 2024, respectively, compared to the same respective periods in 2023 primarily due to unrealized gains in the private equity asset class of $8.1 million during the current year period.
Interest in Income of Equity Method Investments
Total interest in income of equity method investments of $1.5 million and $2.1 million were recognized for the three and six months ended June 30, 2024, respectively, compared to an interest in the income of equity method investments of $4.8 million and $4.8 million for the same respective periods in 2023. Equity method investments consist of real estate investments of $54.3 million and other investments of $29.4 million as of June 30, 2024. Interest in income of equity method investments for the three and six months ended June 30, 2024 and 2023 is detailed by investment category in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Other investments	$1,599	$5,072	$1,852	$5,072
Real estate investments	(136)	(185)	217	(403)
Hedge fund investments	—	(84)	—	83
Interest in income of equity method investments	$1,463	$4,803	$2,069	$4,752
Net Loss and LAE
Net loss and LAE increased by $2.4 million for the second quarter of 2024 compared to the same period in 2023. Net losses were impacted by net adverse PPD of $6.8 million for the second quarter of 2024 compared to net adverse PPD of $4.5 million for the same period in 2023. Excluding adverse development, the current year losses were $7.2 million for the second quarter of 2024 compared to $7.0 million for the second quarter of 2023.
Net loss and LAE increased by $4.2 million or 19.9% during the six months ended June 30, 2024 compared to the same respective period in 2023 driven by higher net adverse PPD experienced in the AmTrust Reinsurance Segment. Net loss and LAE was impacted by net adverse PPD of $13.4 million in 2024 compared to net adverse PPD of $8.2 million during 2023.
Of the total adverse development in the AmTrust Reinsurance segment experienced to date in 2024, $10.6 million is recoverable under the LPT/ADC Agreement and is expected to be recognized as future GAAP income over time as recoveries are received under the provisions of the LPT/ADC Agreement and the applicable GAAP accounting rules.

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
Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $0.1 million or 2.7% and increased by $1.2 million or 13.4% for the three and six months ended June 30, 2024, respectively, compared to the same respective periods in 2023. The year-to-date movement was primarily due to lower earned premium adjustments in the AmTrust Reinsurance segment as negative premium adjustments in the first quarter of 2023 resulted in lower commission costs and brokerage fees. Total acquisition expenses decreased as a percentage of net premiums earned for both respective periods due to lower profit commissions incurred based on loss experience of certain programs. Please see further discussion in the individual segment analysis further below.
General and Administrative Expenses
General and administrative expenses include both segment and corporate expenses segregated for analytical purposes as a component of underwriting income. Total general and administrative expenses increased by $1.0 million or 15.2% and decreased by $1.0 million or 5.9% for the three and six months ended June 30, 2024, respectively, compared to the same respective periods in 2023. The year-to-date decline was mainly driven by lower incentive compensation costs relative to 2023.
Corporate expenses increased by $1.9 million and $0.2 million or the three and six months ended June 30, 2024 largely due to higher professional, audit and legal fees.
Total general and administrative expenses included lower stock-based awards which were $0.9 million for the six months ended June 30, 2024 compared to $1.1 million for the same period in 2023. General and administrative expenses for the three and six months ended June 30, 2024 and 2023 were comprised of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
General and administrative expenses – segments	$3,058	$3,902	$5,818	$7,048
General and administrative expenses – corporate	4,821	2,937	10,121	9,899
Total general and administrative expenses	$7,879	$6,839	$15,939	$16,947
Excluding expenses related to the Company’s IIS business, which is no longer writing new business and has entered into the AmTrust Renewal Rights Agreements, total general and administrative expenses increased 22.4% to $6.5 million and decreased 4.7% to $13.3 million for the three and six months ended June 30, 2024, respectively, compared to $5.3 million and $13.9 million for the same respective periods in 2023 primarily due to higher professional, audit and legal fees for the quarter-to-date period and lower incentive compensation costs for the year-to-date period.
Interest and Amortization Expenses
Total interest and amortization expenses related to outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 ("Senior Notes") were $4.8 million and $9.6 million for the three and six months ended June 30, 2024, respectively, compared to $4.8 million and $8.6 million for the same respective periods in 2023. This included interest expense incurred on the Senior Notes for the three and six months ended June 30, 2024 and 2023 of $4.8 million and $9.6 million, respectively.
The issuance costs related to the Senior Notes were capitalized and are amortized over their effective life using the effective interest method of amortization. Due to a change in the amortization method for the 2013 Senior Notes in the prior year period, amortization expenses were $39.0 thousand and $0.1 million for the three and six months ended June 30, 2024, respectively, compared to amortization expense of $37.0 thousand and income of $0.9 million for the same respective periods in 2023.
During the three and six months ended June 30, 2023, the Company realized a gain of $39.9 thousand due to the partial repurchase of the 2013 Senior Notes which was offset against total interest and amortization expenses discussed above.
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the three and six months ended June 30, 2024 and 2023, respectively.
Foreign Exchange and Other Gains (Losses)
Net foreign exchange and other gains of $2.1 million were realized during the six months ended June 30, 2024 compared to net foreign exchange and other losses of $2.6 million and $5.4 million for the same respective periods in 2023. For the six months ended June 30, 2024, net foreign exchange gains of $2.1 million were attributable to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro.
Net foreign exchange losses of $2.6 million and $4.7 million for the three and six months ended June 30, 2023 respectively, were attributable to the weakening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro.
Foreign currency fluctuations are primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at June 30, 2024 included net loss reserves of $262.2 million. Our foreign currency asset exposures at June 30, 2024 included $151.3 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $29.3 million of equity method real estate investments denominated in Canadian dollars, as well as $14.5 million of funds withheld receivable.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results for our Diversified Reinsurance segment for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Gross premiums written	$8,493	$6,652	$17,321	$13,501
Net premiums written	$8,383	$6,652	$17,202	$13,425
Net premiums earned	$8,229	$7,204	$17,220	$14,675
Other insurance revenue, net	—	78	46	19
Net loss and LAE	(5,354)	(3,828)	(8,278)	(6,984)
Commission and other acquisition expenses	(3,294)	(3,514)	(7,589)	(7,170)
General and administrative expenses	(2,358)	(3,058)	(4,448)	(5,647)
Underwriting loss	$(2,777)	$(3,118)	$(3,049)	$(5,107)
Underwriting loss by business unit is detailed in the table below for the Diversified Reinsurance segment for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
International	$(1,021)	$(1,845)	$(1,676)	$(2,025)
GLS	(822)	(1,147)	(910)	(2,211)
Other run-off lines	(934)	(126)	(463)	(871)
Underwriting loss	$(2,777)	$(3,118)	$(3,049)	$(5,107)
Premiums — The growth in written and earned premium was the result of new Credit Life programs written by Maiden LF and Maiden GF in the three and six months ended June 30, 2024. As discussed in the "Overview" section, Maiden LF and Maiden GF are no longer writing new business and have entered into the AmTrust Renewal Rights Transactions which are expected to cover the majority of Maiden LF and Maiden GF's primary business written in Sweden, Norway, other Nordic countries, the United Kingdom and Ireland. As a result, Maiden LF and Maiden GF should begin to experience declines in premium written during the second half of 2024.
Gross premiums written increased by $1.8 million or 27.7% and $3.8 million, or 28.3% for the three and six months ended June 30, 2024, respectively, compared to the same respective periods in 2023. Net premiums written increased by $1.7 million or 26.0% and $3.8 million or 28.1% during the three and six months ended June 30, 2024, respectively, compared to the same respective periods in 2023. Net premiums earned increased by $1.0 million or 14.2% and $2.5 million or 17.3% during the three and six months ended June 30, 2024, respectively, compared to the same respective periods in 2023.

Other insurance revenue, net — Other insurance revenue, net includes fee related income generated from our GLS business, fair value changes in underwriting-related derivatives related to certain coverages on retroactive reinsurance contracts written by GLS, and fee income derived from our IIS business not directly associated with premium revenue assumed.

The tables below show other insurance revenue by source for the three and six months ended June 30, 2024 and 2023:

For the Three Months Ended June 30,	2024	2023	Change
	($ in thousands)
Changes in fair value of non-hedged underwriting-related derivatives	$—	$(18)	$18
Other service fee income	—	96	(96)
Other insurance revenue, net	$—	$78	$(78)

For the Six Months Ended June 30,	2024	2023	Change
	($ in thousands)
International	$—	$97	$(97)
Changes in fair value of non-hedged underwriting-related derivatives	—	(230)	230
Other service fee income	46	152	(106)
Total other insurance revenue, net	$46	$19	$27
Net Loss and LAE — Net loss and LAE increased by $1.5 million and $1.3 million for the three and six months ended June 30, 2024, respectively, compared to the same respective periods in 2023 primarily due to adverse prior year loss development in International and other runoff business lines.
The net loss and LAE was impacted by net adverse PPD of $1.6 million and $0.9 million for the three and six months ended June 30, 2024, respectively, compared to adverse PPD of $1.3 million and $2.1 million for the same respective periods in 2023. The net adverse PPD for the three months ended June 30, 2024 was primarily from International and other runoff business lines. The adverse PPD for the six months ended June 30, 2024 was due to International and facultative runoff lines partly offset by favorable development in GLS business.
The net adverse development for the three and six months ended June 30, 2023 was primarily from an Australian Warranty program and a German Auto program in run-off from our International unit along with development from other runoff business lines and included the recognition of expected credit losses on reinsurance recoverable on unpaid losses.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $0.2 million or 6.3% and increased by $0.4 million or 5.8% for the three and six months ended June 30, 2024, respectively, compared to the same respective periods in 2023. The year-to-date movement was due to growth in new Credit Life programs written by Maiden LF and GF. Total acquisition costs as a percentage of net premiums earned decreased for both respective periods due to lower profit commissions incurred as a result of recent loss experience on certain programs.
General and Administrative Expenses — General and administrative expenses decreased by $0.7 million or 22.9% and $1.2 million or 21.2% for the three and six months ended June 30, 2024, respectively, compared to the same respective periods in 2023 largely due to lower staff incentive compensation.

AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $7.0 million and $14.2 million during the three and six months ended June 30, 2024, respectively, compared to an underwriting loss of $6.1 million and $12.4 million for the same respective periods in 2023. The underwriting results for the AmTrust Reinsurance segment for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Gross premiums written	$(44)	$223	$(549)	$(5,790)
Net premiums written	$(44)	$223	$(549)	$(5,790)
Net premiums earned	$3,848	$3,835	$7,265	$5,366
Net loss and LAE	(8,617)	(7,704)	(17,318)	(14,363)
Commission and other acquisition expenses	(1,519)	(1,431)	(2,817)	(2,010)
General and administrative expenses	(700)	(844)	(1,370)	(1,401)
Underwriting loss	$(6,988)	$(6,144)	$(14,240)	$(12,408)

Premiums — The tables below show net premiums written by category for the three and six months ended June 30, 2024 and 2023:

For the Three Months Ended June 30,	2024	2023	Change in
($ in thousands)	Total	Total	$
Net Premiums Written
Small Commercial Business	$(55)	$(75)	$20
Specialty Program	(30)	1	(31)
Specialty Risk and Extended Warranty	41	297	(256)
Total AmTrust Reinsurance	$(44)	$223	$(267)

For the Six Months Ended June 30,	2024	2023	Change in
($ in thousands)	Total	Total	$
Net Premiums Written
Small Commercial Business	$(547)	$(158)	$(389)
Specialty Program	(45)	157	(202)
Specialty Risk and Extended Warranty	43	(5,789)	5,832
Total AmTrust Reinsurance	$(549)	$(5,790)	$5,241
The negative premiums for the six months ended June 30, 2024 and June 30, 2023 reflect the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019 which has resulted in no new business written under these contracts since 2018.
The negative gross and net premiums written for the six months ended June 30, 2023 reflect cession adjustments of $6.1 million due to the cancellation of cases in a certain program within Specialty Risk and Extended Warranty.
Net premiums earned increased by $13.0 thousand and $1.9 million for the three and six months ended June 30, 2024, respectively, compared to the same respective periods in 2023 due to lower negative premium adjustments during the first half of 2024. The tables below provide detail on net premiums earned in the three and six months ended June 30, 2024 and 2023:

For the Three Months Ended June 30,	2024	2023	Change in
($ in thousands)	Total	Total	$
Net Premiums Earned
Small Commercial Business	$(55)	$(75)	$20
Specialty Program	(30)	1	(31)
Specialty Risk and Extended Warranty	3,933	3,909	24
Total AmTrust Reinsurance	$3,848	$3,835	$13

For the Six Months Ended June 30,	2024	2023	Change in
($ in thousands)	Total	Total	$
Net Premiums Earned
Small Commercial Business	$(547)	$(158)	$(389)
Specialty Program	(45)	157	(202)
Specialty Risk and Extended Warranty	7,857	5,367	2,490
Total AmTrust Reinsurance	$7,265	$5,366	$1,899
Net Loss and LAE — Net loss and LAE increased by $0.9 million and $3.0 million for the three and six months ended June 30, 2024, respectively, compared to the same respective periods in 2023. The movement was driven by higher adverse PPD under the AmTrust Quota Share for the three and six months ended June 30, 2024 and the European Hospital Liability Quota Share for the six months ended June 30, 2024.
Net adverse PPD was $5.2 million and $12.5 million during the three and six months ended June 30, 2024, respectively, compared to net adverse development of $3.2 million and $6.1 million for the same respective periods in 2023, incurred primarily within the AmTrust Quota Share and European Hospital Liability Quota Share.

The table below shows PPD for the AmTrust Reinsurance segment for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Prior Year Loss Development adverse (favorable)	($ in thousands)
AmTrust Quota Share	$5,075	$2,988	$10,075	$6,436
AmTrust other runoff	91	183	(226)	(340)
European Hospital Liability Quota Share	77	6	2,612	(20)
Total AmTrust Prior Year Development	$5,243	$3,177	$12,461	$6,076
Net adverse PPD for the three and six months ended June 30, 2024 was primarily due to the AmTrust Quota Share contract, with European Hospital Liability also producing significant adverse loss development. In the AmTrust Quota Share, U.S. Program business experienced continuing adverse development from construction defect coverage for accident years 2015 to 2018 as new claims emergence reported by AmTrust was again far greater than expected; this was partly offset by continued favorable development within Workers Compensation business for accident years 2014 to 2017. Net adverse loss development on European Hospital Liability Quota Share was primarily driven by emergence of loss data from adverse claim verdicts on older claims prior to 2014, resulting in strengthening of loss development tail on underwriting years 2011 to 2014. Net adverse PPD for the three and six months ended June 30, 2023 was primarily due to General Liability and Commercial Auto Liability partly offset by continued favorable development in Workers Compensation.
As of June 30, 2024, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $523.0 million. The LPT/ADC Agreement provides Maiden Reinsurance with $155.0 million in adverse PPD cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The reinsurance recoverable includes the deferred gain liability under the LPT/ADC Agreement of $78.2 million. At June 30, 2024, there was $76.8 million remaining in available coverage under the LPT/ADC Agreement.
For the three and six months ended June 30, 2024, $5.6 million and $10.6 million (2023: $10.7 million and $12.3 million) of total adverse PPD from the AmTrust Quota Share reported in the table above, respectively, are recoverable under the LPT/ADC Agreement that is expected to be recognized as future GAAP income over time as recoveries are received subject to the provisions of the LPT/ADC Agreement and the applicable GAAP accounting rules. To the extent recent adverse loss development in European Hospital Liability continues, the European Hospital Liability Quota Share may have a more significant negative impact on our results than the AmTrust Quota Share, in particular once recoveries from the LPT/ADC Agreement commence and are recognized as GAAP income pursuant to the applicable GAAP accounting rules.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses increased by $0.1 million and $0.8 million for the three and six months ended June 30, 2024, respectively, compared to the same respective periods in 2023 driven by lower earned premium adjustments in the AmTrust Reinsurance segment as negative premium adjustments in the first quarter of 2023 resulted in lower commission costs and brokerage fees, partially offset by higher earned premiums in Specialty Risk and Extended Warranty programs.
Total acquisition costs increased as a percentage of net premiums earned for both respective periods due to the amortization of deferred acquisition costs upon the recognition of a premium deficiency of $0.1 million in the AmTrust Reinsurance segment for the three and six months ended June 30, 2024.
General and Administrative Expenses — General and administrative expenses decreased by $0.1 million and $31.0 thousand for the three and six months ended June 30, 2024, respectively, compared to the same respective periods in 2023.

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
As of June 30, 2024, the Company had investable assets of $794.2 million compared to $914.3 million as of December 31, 2023. Investable assets include the combined total of our investments, cash and restricted cash including cash equivalents, loan to a related party and funds withheld receivable. Our investable assets decreased by $120.1 million during the six months ended June 30, 2024 due to the continued run-off of our reinsurance portfolio liabilities as claim payments were settled from the funds withheld receivable, which decreased by $111.4 million in the six months ended June 30, 2024.
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
In 2023 and 2024, the Vermont DFR approved an annual dividend program to be paid by Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. During the six months ended June 30, 2024, Maiden Reinsurance paid dividends of $12.5 million to Maiden NA (2023: $12.5 million). During the six months ended June 30, 2024 and 2023, Maiden NA did not pay any dividends to Maiden Holdings.
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
Our business has undergone significant changes since 2018. As previously noted, we engaged in a series of transactions that have materially reduced our balance sheet risk and transformed our operations. As a result of these transactions, we are not presently engaged in any active underwriting of new prospective reinsurance business thus our net premiums written will continue to be materially lower and investment income will become a significantly larger portion of our total revenues. We have not written any new retroactive risks through GLS since December 30, 2022, and this will be smaller in relation to the run-off of our prior reinsurance business. During the six months ended June 30, 2024, we experienced negative operating cash flows as we run off the AmTrust Reinsurance segment reserves as shown in the cash flows table further below.
We currently expect a trend of positive investing cash flows through 2024, and we expect to use funds from cash and investment portfolios, collected premiums on reinsurance contracts in force or being run-off, investment income and proceeds from investment sales and redemptions to meet our expected claims payments and operational expenses. Claim payments will be principally from the run-off of existing reserves for loss and LAE. A significant portion of those liabilities are collateralized and claim payments will be funded by using this collateral which should provide sufficient funding to fulfill those obligations.
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

At June 30, 2024, unrestricted cash, cash equivalents and fixed maturity investments were $52.3 million compared to $73.4 million held at December 31, 2023, a decrease of $21.1 million during the six months ended June 30, 2024. This was primarily driven by $9.6 million for interest payments on the Senior Notes, $16.1 million of net purchases for alternative investments including equity method investments, $2.5 million for common share repurchases made under the Company's authorized repurchase plan and employee tax obligations on vesting of restricted shares as well as payments for general operating expenses of $15.9 million, partly offset by $15.3 million of collateral released by AmTrust through the funds withheld receivable during the six months ended June 30, 2024.
Please see the related discussion on investing and financing cash flows below. The table below summarizes our operating, investing and financing cash flows for the six months ended June 30, 2024 and 2023:

For the Six Months Ended June 30,	2024	2023
	($ in thousands)
Operating activities	$(15,332)	$(63,662)
Investing activities	12,650	45,183
Financing activities	(2,492)	(916)
Effect of exchange rate changes on foreign currency cash	(182)	233
Total decrease in cash, restricted cash and cash equivalents	$(5,356)	$(19,162)
Cash Flows used in Operating Activities
Cash flows used in operating activities for the six months ended June 30, 2024 was $15.3 million compared to cash flows used in operating activities of $63.7 million for the six months ended June 30, 2023. Operating cash flows were driven by funds withheld receivable which was primarily used for settlement of claim payments to AmTrust in the six months ended June 30, 2024 and 2023.
Cash Flows provided by Investing Activities
Cash flows provided by investing activities consist primarily of proceeds from sales and maturities of investments net of purchases. Net cash provided by investing activities was $12.7 million for the six months ended June 30, 2024 compared to net cash provided by investing activities of $45.2 million for the same period in 2023.
For the six months ended June 30, 2024, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $29.1 million compared to net proceeds of $34.2 million for the same period in 2023. The size of the fixed income investment portfolio will diminish as claims payments are made for the runoff of existing loss reserves for the terminated AmTrust Quota Share and the European Hospital Liability Quota Share contracts.
Cash flows provided by investing activities for six months ended June 30, 2024 also included purchases of alternative investments which exceeded proceeds from the sales and redemptions. There were net purchases of $16.1 million for alternative investments including equity method investments during the six months ended June 30, 2024 compared to net proceeds from the sale and redemption of alternative investments of $11.0 million for the same period in 2023.
Cash Flows used in Financing Activities
Cash flows used in financing activities were $2.5 million for the six months ended June 30, 2024 compared to $0.9 million for the same period in 2023. During the six months ended June 30, 2024, the Company repurchased 1,099,672 common shares at an average price of $2.06 per share for $2.3 million used under the Company's authorized common share repurchase plan.
No dividends on common shares were paid during the six months ended June 30, 2024 and 2023. Our Board of Directors have not declared any common share dividends since the third quarter of 2018.
Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, that was filed with the SEC on March 12, 2024. Please also refer to "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) "Note 4.(e) Restricted Cash, Cash Equivalents and Investments" included in this Form 10-Q for details of the fair values of restricted assets at June 30, 2024 and December 31, 2023.
At June 30, 2024 and December 31, 2023, restricted cash and cash equivalents and fixed maturity investments used as collateral were $204.5 million and $219.9 million, respectively. This collateral represents 79.6% and 75.0% of the fair value of total fixed maturity investments, cash, restricted cash and cash equivalents at June 30, 2024 and December 31, 2023, respectively.

Cash and Investments
Historically, the investment of our funds had generally been designed to ensure safety of principal while generating current income. Accordingly, our fixed income investment portfolio is invested in liquid, investment-grade fixed maturity securities which are all designated as AFS at June 30, 2024. Further, as our insurance liabilities continue to run-off and the required capital to operate our business for regulatory purposes decreases, we expanded Maiden Reinsurance’s investment policy which has been approved by the Vermont DFR. Under this modified investment policy, we expanded the range of asset classes we invest in to enhance the income and total returns our investment portfolio produces. We categorize these investments as alternative investments which include "Other Investments", "Equity Securities", and "Equity Method Investments" on our Condensed Consolidated Balance Sheets.
As of June 30, 2024 and December 31, 2023, our cash and investments consisted of:

	June 30, 2024	December 31, 2023
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$219,541	$250,601
Equity securities, at fair value	44,388	45,299
Equity method investments	83,794	80,929
Other investments	208,595	182,811
Total investments	556,318	559,640
Cash and cash equivalents	24,807	35,412
Restricted cash and cash equivalents	12,515	7,266
Total Investments and Cash and Cash Equivalents	$593,640	$602,318
In addition to the discussion on Cash and Cash Equivalents and Fixed Maturities that follows herein, please see the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q for further discussion on our AFS fixed income securities.
Under this revised investment policy, we increased the amount of alternative investments held, and we presently expect to continue to increase the amounts invested therein. Under our investment policy, alternative investments could include, but are not limited to, privately held investments, private equities, private credit lending funds, fixed-income funds, hedge funds, equity funds, real estate (including joint ventures and limited partnerships) and other non-fixed-income investments. However, as our strategic plans continue to develop, we may modify our approach to this investment policy, including possibly reducing our investments and commitments to alternative investments under this policy.
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
As of June 30, 2024, Maiden Reinsurance owns 30.6% of the Company's total outstanding common shares which is eliminated for accounting and financial reporting purposes on our condensed consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its common shares, is capped at 9.5% pursuant to the bye-laws of the Company. Treasury shares include 43,978,595 common shares owned by Maiden Reinsurance consisting of 41,439,348 shares issued as part of the Exchange in 2022 and 2,539,247 common shares that were directly purchased on the open market by Maiden

Reinsurance under the Company's authorized repurchase plan to date. The market value of our common shares held by Maiden Reinsurance due to the Exchange and common share repurchases was $90.6 million at June 30, 2024.
Cash & Cash Equivalents
At June 30, 2024, we consider the levels of cash and cash equivalents held to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
Fixed Maturity Investments
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows at June 30, 2024 and December 31, 2023:

June 30, 2024	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$40,760	$1	$(2)	$40,759	5.4%	0.1
U.S. agency bonds – mortgage-backed	28,663	—	(3,745)	24,918	4.5%	6.3
Non-U.S. government bonds	28,848	5	(367)	28,486	3.0%	0.9
Collateralized loan obligations	63,510	3	(268)	63,245	4.9%	0.2
Corporate bonds	64,190	—	(2,057)	62,133	1.6%	1.3
Total fixed maturities	225,971	9	(6,439)	219,541	3.8%	1.4
Cash and cash equivalents	37,322	—	—	37,322	1.5%	0.0
Total	$263,293	$9	$(6,439)	$256,863	3.4%	1.2

December 31, 2023	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$55,046	$8	$(2)	$55,052	5.4%	0.1
U.S. agency bonds – mortgage-backed	29,918	—	(3,267)	26,651	4.6%	6.1
Non-U.S. government bonds	21,219	—	(468)	20,751	1.9%	1.1
Collateralized loan obligations	80,591	—	(1,788)	78,803	4.9%	0.3
Corporate bonds	71,762	—	(2,418)	69,344	1.6%	1.7
Total fixed maturities	258,536	8	(7,943)	250,601	3.8%	1.3
Cash and cash equivalents	42,678	—	—	42,678	2.5%	0.0
Total	$301,214	$8	$(7,943)	$293,279	3.6%	1.2
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the six months ended June 30, 2024, the yield on the 10-year U.S. Treasury bond increased by 48 basis points to 4.36%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed maturity securities in our portfolio. Despite the increase in risk-free rates during the six months ended June 30, 2024, the change in the market values of our fixed maturity investment portfolio generated net unrealized gains of $1.5 million which increased our book value per common share by $0.02 during the period, largely the result of tightening spreads on collateralized loan obligations. Current outlooks for global monetary policy indicate that quantitative tightening by central banks in the U.S. and globally appear likely to moderate in the near to intermediate term, although central banks have indicated that they maintain the option to either adopt a neutral stance or apply further tightening should data dictate such actions, particularly inflation and labor market data. Recent data suggest that delays in the anticipated moderation of global monetary policy may be ending in the near-term. Our investment portfolios, in particular our fixed maturity portfolio, may be adversely impacted by unfavorable market conditions caused by these measures, which could cause continued volatility in our results of operations and negatively impact our financial condition.
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

We also monitor the duration and structure of our investment portfolio as discussed below. As of June 30, 2024, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $4.5 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above.
To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At June 30, 2024 and December 31, 2023, these respective durations in years were as follows:

	June 30, 2024	December 31, 2023
Fixed maturities and cash and cash equivalents	1.2	1.2
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	6.0	5.8
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	2.9	1.6
During the six months ended June 30, 2024, the weighted average duration of our fixed maturity investment portfolio remained at 1.2 years while the duration for the gross reserve for loss and LAE increased by 0.2 years to 6.0 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our U.S. agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities held. At June 30, 2024, the duration of our loss reserves net of the LPT/ADC Agreement was higher than the duration of our fixed maturity investment portfolio.
To limit our exposure to unexpected interest rate increases that could reduce the value of our fixed maturity securities and reduce our shareholders' equity, the Company holds floating rate securities whose fair values are less sensitive to interest rates. At June 30, 2024 and December 31, 2023, 50.5% and 40.8%, respectively, of our fixed income investments were comprised of floating rate securities which are detailed in the table below:

	June 30, 2024		December 31, 2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Floating rate securities
Collateralized loan obligations	$63,245	13.8%	$78,803	13.0%
Total floating rate AFS fixed maturities at fair value	63,245	13.8%	78,803	13.0%
Loan to related party	167,975	36.7%	167,975	27.8%
Total floating rate securities	$231,220	50.5%	$246,778	40.8%

Total fixed income investments at fair value (1)	$457,430		$605,239
(1) Total fixed income investments at fair value include AFS fixed maturities, cash and restricted cash, funds withheld receivable, and loan to related party.

At June 30, 2024 and December 31, 2023, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Total U.S. agency MBS comprise 11.4% of our fixed maturity investment portfolio at June 30, 2024. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn. Additional details on our U.S. Agency MBS holdings at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
FNMA – fixed rate	$14,163	56.8%	$15,164	56.9%
FHLMC – fixed rate	8,513	34.2%	9,099	34.1%
GNMA – variable rate	2,242	9.0%	2,388	9.0%
Total U.S. Agency MBS	$24,918	100.0%	$26,651	100.0%
At June 30, 2024 and December 31, 2023, 97.7% and 97.8%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income investment portfolio.

The security holdings by sector and financial strength rating of our corporate bond holdings at June 30, 2024 and December 31, 2023 were as follows:

	Ratings(1)
June 30, 2024	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	—%	8.3%	—%	$5,159	8.3%
Communications	—%	—%	4.6%	—%	2,838	4.6%
Consumer	—%	21.4%	27.7%	—%	30,529	49.1%
Energy	—%	1.4%	2.7%	—%	2,567	4.1%
Financial Institutions	2.5%	22.6%	0.7%	8.1%	21,040	33.9%
Total	2.5%	45.4%	44.0%	8.1%	$62,133	100.0%

	Ratings(1)
December 31, 2023	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	—%	7.6%	—%	$5,273	7.6%
Communications	—%	7.9%	4.2%	—%	8,392	12.1%
Consumer	—%	15.8%	29.2%	—%	31,186	45.0%
Energy	—%	1.2%	2.6%	—%	2,639	3.8%
Financial Institutions	2.2%	20.9%	0.6%	7.8%	21,854	31.5%
Total	2.2%	45.8%	44.2%	7.8%	$69,344	100.0%
(1)    Ratings as assigned by S&P, or equivalent
The table below includes the Company’s ten largest corporate holdings at fair value and as a percentage of all fixed income securities held as at June 30, 2024. The Company's ten largest corporate holdings are 100.0% euro denominated, with 55.1% in the Consumer Sector and 29.3% in the Financial Institutions sector.

June 30, 2024	Fair Value	% of Holdings	Rating(1)
	($ in thousands)
Anheuser-Busch INBEV SA, 2.875%, Due 9/25/2024	$10,686	4.9%	A-
Chubb Ina Holdings Inc., 1.55%, Due 3/15/2028	6,498	3.0%	A
Molson Coors Beverage Co., 1.25%, Due 7/15/2024	5,351	2.4%	BBB
Utah Acquisition Sub Inc., 2.25%, Due 11/22/2024	5,319	2.4%	BBB-
PPG Industries Inc., 0.875%, Due 11/3/2025	5,159	2.3%	BBB+
FBD Insurance PLC, 5.0%, Due 10/9/2028	5,008	2.3%	NA
Kellanova, 1.25%, Due 3/10/2025	4,212	1.9%	BBB
BNP Paribas SA, 1.25%, Due 3/19/2025	3,452	1.6%	A-
Vodafone Group PLC, 1.875%, Due 9/11/2025	2,838	1.3%	BBB
McKesson Corp., 1.5% Due 11/17/2025	2,602	1.2%	A-
Total	$51,125	23.3%
(1)    Ratings as assigned by S&P, or equivalent

At June 30, 2024 and December 31, 2023, respectively, 100.0% of non-U.S. dollar denominated securities were invested in euro denominated bonds. The net decrease in non-USD denominated fixed maturities is largely due to sales and maturities of euro denominated corporate bonds during the six months ended June 30, 2024.
At June 30, 2024 and December 31, 2023, the Company's non-U.S. government issuers have a rating of AA- or higher by Fitch Ratings. The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. dollar denominated currencies at June 30, 2024 and December 31, 2023, respectively.

At June 30, 2024 and December 31, 2023, we held the following non-U.S. dollar denominated securities:

	June 30, 2024		December 31, 2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-USD denominated collateralized loan obligations	$62,251	41.2%	$77,816	46.8%
Non-USD denominated corporate bonds	60,586	40.0%	67,822	40.7%
Non-U.S. government bonds	28,486	18.8%	20,751	12.5%
Total non-U.S. dollar denominated securities	$151,323	100.0%	$166,389	100.0%
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings at June 30, 2024 and December 31, 2023:

Ratings(1)	June 30, 2024		December 31, 2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
A+, A, A-	$28,192	46.5%	$31,810	46.9%
BBB+, BBB, BBB-	27,386	45.2%	30,630	45.2%
BB+ or lower	5,008	8.3%	5,382	7.9%
Total non-U.S. dollar denominated corporate bonds	$60,586	100.0%	$67,822	100.0%
(1)     Ratings as assigned by S&P, or equivalent

Other Investments, Equity Securities and Equity Method Investments
Our alternative investments are categorized as other investments, equity securities, and equity method investments as reported on our condensed consolidated balance sheets. These include private equity funds, private credit funds, investments in limited partnerships, as well as investments in direct lending entities and investments in technology-oriented insurance related businesses known as insurtechs. Private equity investments consist of direct investments in privately held entities, investments in private equity funds and private equity co-investments with sponsoring entities. Private credit investments consist of loans and other debt securities of privately held entities or investment sponsors. Our alternative investments as of June 30, 2024 and December 31, 2023 consisted of the following asset categories:

	June 30, 2024		December 31, 2023
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total

Privately held common stocks	$34,359	10.2%	$35,272	11.4%
Privately held preferred stocks	9,946	3.0%	9,946	3.2%
Publicly traded equity investments in common stocks	83	—%	81	—%
Total equity securities	$44,388	13.2%	$45,299	14.6%

Real estate investments	$54,346	16.2%	$49,897	16.1%
Other equity method investments	29,448	8.7%	31,032	10.1%
Total equity method investments	$83,794	24.9%	$80,929	26.2%

Private equity funds	$56,431	16.8%	$47,383	15.4%
Private credit investments	29,806	8.8%	27,806	9.0%
Privately held equity investments	44,740	13.3%	38,617	12.5%
Investments in direct lending entities (at cost)	77,618	23.0%	69,005	22.3%
Total other investments	$208,595	61.9%	$182,811	59.2%

Total alternative investments	$336,777	100.0%	$309,039	100.0%
Our allocation to alternative investments increased to 56.7% of our total cash and investments as of June 30, 2024 compared to 51.3% as of December 31, 2023; and increased to 141.5% of our total shareholders' equity as of June 30, 2024 compared to 124.0% as of December 31, 2023.

In addition to the categories described above, we also evaluate our alternative investments by the following asset classes:

	June 30, 2024		December 31, 2023
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Private Equity	$95,952	28.5%	$82,230	26.6%
Private Credit	56,016	16.6%	53,673	17.4%
Alternatives	102,003	30.3%	95,258	30.8%
Venture Capital	22,513	6.7%	21,220	6.9%
Real Estate	60,293	17.9%	56,658	18.3%
Total alternative investments	$336,777	100.0%	$309,039	100.0%
For further details on these alternative investments, see "Notes to Condensed Consolidated Financial Statements: Note 4(b) Other Investments, Equity Securities and Equity Method Investments" included under Part I Item 1. "Financial Information" of this Report on Form 10-Q. Within these asset classes, our portfolio broadly consists of the following types of investments:
•Private Equity – this asset class consists of both fund investments with leading private equity sponsors and direct equity investments in private companies, sometimes in conjunction with our private equity fund sponsors. As of June 30, 2024, $26.8 million or 27.9% of investments in the private equity asset class consisted of investments in private equity funds and $69.1 million or 72.1% consisted of direct equity investments in private companies.
•Private Credit - this asset class consists of both fund investments with leading private credit sponsors and direct credit investments in private companies, sometimes in conjunction with our private credit fund sponsors. Private credit investments in both funds and on a direct basis will typically be secured lending arrangements with non-rated entities, often with additional protective provisions to enhance the security and returns of these investments. As of June 30, 2024, $52.4 million or 93.5% of investments in the private credit asset class consisted of investments in private credit funds and $3.6 million or 6.5% consisted of direct investments in debt securities of private companies.
•Alternatives – this asset class consists of structured financing arrangements which typically have incentive features to enhance the Company’s returns. As part of these arrangements, the Company requires collateral or bankruptcy-remote structures to protect its investments. As of June 30, 2024, $100.5 million or 98.5% of investments in the alternatives asset class were direct investments and $1.5 million or 1.5% of the alternatives asset class were invested in funds. One investment in a collateralized direct lending entity of $77.6 million represents 76.1% of this asset class and is discussed further in "Note 4 — Investments" included in Part I Item 1. "Financial Information" in this Quarterly Report on Form 10-Q for the six months ended June 30, 2024.
•Venture Capital – this asset class consists of both fund investments with venture capital firms focused primarily on “insurtech” or “fintech” early-stage investments as well as direct investments in start-up companies in this sector, including equity investments in individual companies made in conjunction with our venture capital fund sponsors. As of June 30, 2024, $8.3 million or 36.9% of investments in the venture capital asset class consisted of investments in funds and $14.2 million or 63.1% consisted of direct equity investments in start-up companies. As of June 30, 2024, $13.4 million or 59.3% of our venture capital investments were invested in funds or companies that would be considered “insurtech” investments.
•Real Estate – this asset class consists of long-term equity investments in three real estate projects. Two are multi-family residential development projects near major urban centers where workforce housing demand continues to be strong. One investment is a minority stake as a limited partner with a leading property developer with a highly successful track record, where the Company will earn returns from both operating income from rentals and future sales of properties. As of June 30, 2024, the Company has $25.0 million invested in this project and expects investment returns to commence in earnest in 2026 and beyond. The second multi-family residential investment is a majority stake with general partner rights wherein the Company is providing the capital backing to an experienced and successful developer in the subject market, while also taking minority equity stakes in individual projects. To date, this development project has secured five properties in attractive locations and is currently in the zoning and planning stages. As of June 30, 2024, the Company has $29.3 million invested in this project and has commenced earning limited amounts of fee income from this project. As part of its investment, the Company has also provided certain loan guarantees which are discussed in more detail in Note 11 — Commitments, Contingencies and Guarantees included in Part I Item 1. "Financial Information". We expect fee and operating income and gains from future sales of properties to commence in earnest in 2027 and beyond. Finally, the Company has a minority equity stake in an iconic office building in a major city in the U.S., with an attractive and growing tenant roll. As of June 30, 2024, the Company has $5.9 million invested in this project and to date has earned preferred returns and received certain distributions. In addition to preferred returns, the Company expects to receive future distributions of operating income from this investment.
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

Investment Results
Our investment portfolio returns decreased to $9.9 million and $26.9 million during the three and six months ended June 30, 2024, respectively, compared to $16.5 million and $27.0 million for the same respective periods in 2023 largely due to lower interest income earned on our funds withheld balance with AmTrust as claim payments continued to be settled through the funds held receivable. This was offset by a combination of higher yields on certain fixed income assets along with strengthening returns on our alternative investment portfolio, which increased by 9.0% during 2024, and produced a positive net return of 4.6% during 2024 compared to 3.7% in 2023.
The following table summarizes our investment results for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net investment income:
Fixed income investments(1)	$5,765	$8,894	$12,176	$17,345
Cash and restricted cash	211	112	386	418
Other investments, including equities	1,211	1,701	2,417	2,588
Investment expenses	(234)	(189)	(326)	(288)
Total net investment income	6,953	10,518	14,653	20,063

Net realized (losses) gains:
Fixed income assets(1)	(77)	(786)	(295)	(786)
Other investments, including equities	—	10	—	186
Total net realized losses	(77)	(776)	(295)	(600)

Net unrealized gains:
Other investments, including equities	1,534	1,921	10,502	2,750
Total net unrealized gains	1,534	1,921	10,502	2,750

Interest in income of equity method investments:
Interest in income of equity method investments	1,463	4,803	2,069	4,752
Interest in income of equity method investments	1,463	4,803	2,069	4,752

Total investment return included in earnings (A)	$9,873	$16,466	$26,929	$26,965

Other comprehensive income:
Unrealized gains on AFS fixed maturity securities and equity method investments excluding foreign exchange (B)	$487	$847	$1,505	$2,783
Total investment return = (A) + (B)	$10,360	$17,313	$28,434	$29,748

Annualized income from fixed income assets(2)	$23,904	$36,024	$25,124	$35,526
Average aggregate fixed income assets, at cost(2)	502,731	855,506	538,517	894,686
Annualized investment book yield	4.8%	4.2%	4.7%	4.0%

Average aggregate invested assets, at fair value(3)	$827,933	$1,108,005	$854,243	$1,150,740
Investment return included in net earnings	1.2%	1.5%	3.2%	2.3%
Total investment return	1.3%	1.6%	3.3%	2.6%
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

The following table details total investment returns for our fixed income investments for the three and six months ended June 30, 2024 and 2023:

Fixed Income Investments(1)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Gross investment income	$5,976	$9,006	$12,562	$17,763
Net realized losses	(77)	(786)	(295)	(786)
Change in AOCI (3)	487	847	1,505	2,783
Gross investment returns	$6,386	$9,067	$13,772	$19,760

Average invested assets, at fair value (4)	$496,057	$841,954	$531,335	$880,165

Gross Investment Returns	1.3%	1.1%	2.6%	2.2%

Less: Investment expenses	$56	$72	$52	$145
Net investment returns	$6,330	$8,995	$13,720	$19,615

Net Investment Returns	1.3%	1.1%	2.6%	2.2%
Our net investment returns increased to 1.3% and 2.6% for the three and six months ended June 30, 2024, respectively, compared to 1.1% and 2.2% for the same respective periods in 2023. This was largely due to floating rate investments that comprised 50.5% of our fixed income investments at June 30, 2024 which enabled the portfolio to respond to the higher interest rate environment more quickly. The loan to related party carried a higher weighted average interest rate on a balance of $168.0 million which increased to 7.3% during the three and six months ended June 30, 2024, respectively, compared to 7.0% and 6.7% for the same respective periods in 2023. This was partly offset by lower interest income on the funds withheld receivable from AmTrust which decreased due to a much lower average ending balance of $69.1 million during the six months ended June 30, 2024 compared to an average balance of $351.8 million for the same respective period in 2023 as claims payments are made using the funds withheld receivable for the runoff of existing loss reserves for the terminated AmTrust Quota Share and the European Hospital Liability Quota Share contracts.
Please refer to "Notes to Condensed Consolidated Financial Statements - Note 4 — Investments" included under Part I, Item 1 "Financial Information" of this Quarterly Report on Form 10-Q for further detail on investment returns from fixed income investments held by the Company at June 30, 2024 and 2023.
The following table details total investment returns for our alternative investments for the three and six months ended June 30, 2024 and 2023, respectively:

Alternative Investments(2)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Gross investment income	$2,674	$6,504	$4,486	$7,340
Net realized and unrealized gains	1,534	1,931	10,502	2,936
Gross investment returns	$4,208	$8,435	$14,988	$10,276

Average invested assets, at fair value (4)	$331,876	$266,051	$322,908	$270,575

Gross Investment Returns	1.3%	3.2%	4.6%	3.8%

Less: Investment expenses	$178	$117	$274	$143
Net investment returns	$4,030	$8,318	$14,714	$10,133

Net Investment Returns	1.2%	3.1%	4.6%	3.7%
1.Fixed income investments includes AFS securities as well as cash, restricted cash, funds withheld receivable, and loan to related party.
2.Alternative investments includes other investments, equity securities, and equity method investments.
3.Change in accumulated other comprehensive income ("AOCI") excludes unrealized foreign exchange gains and losses.
4.Average invested assets is the average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

The following table details total investment returns for alternative investments by asset class for the six months ended June 30, 2024:

June 30, 2024	Private Equity	Private Credit	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$618	$1,810	$1,456	$6	$596	$4,486
Net realized and unrealized gains (losses)	8,050	2,724	(102)	644	(814)	10,502
Total Investment Return	$8,668	$4,534	$1,354	$650	$(218)	$14,988

Average Investments	$89,091	$54,845	$98,631	$21,867	$58,476	$322,908

Gross Investment Returns	9.7%	8.3%	1.4%	3.0%	(0.4)%	4.6%
Annualized Gross Returns	19.5%	16.5%	2.7%	5.9%	(0.7)%	9.3%
The following table details total investment returns for alternative investments by asset class for the six months ended June 30, 2023:

June 30, 2023	Private Equity	Private Credit	Hedge Funds	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$1,069	$1,608	$83	$4,221	$—	$359	$7,340
Net realized and unrealized gains (losses)	2,181	178	—	(25)	959	(357)	2,936
Total Investment Return	$3,250	$1,786	$83	$4,196	$959	$2	$10,276

Average Investments	$62,868	$47,279	$2,688	$86,903	$22,032	$48,806	$270,575

Gross Investment Returns	5.2%	3.8%	3.1%	4.8%	4.4%	—%	3.8%
Annualized Gross Returns	10.3%	7.6%	6.2%	9.7%	8.7%	—%	7.6%
During the six months ended June 30, 2024, our annualized gross and net investment returns exceeded our cost of debt capital, and on an inception to date basis through June 30, 2024, active alternative investments have now produced an internal rate of return of 5.2% and a multiple on invested capital of 1.12. This includes investments, primarily in the Alternatives and Real Estate asset classes where we anticipate future returns to emerge but have not as yet recognized either returns or gains based on the development stage of certain investments, which constitute 39.2% of our total alternative assets as of June 30, 2024. Excluding the investments still carried at cost, the internal rate of return was 10.7% with a multiple on invested capital of 1.23. Total returns on active alternative investments by asset class from inception are discussed below in detail as of June 30, 2024:

Asset Class	June 30, 2024	Total		Direct		Fund
($ in thousands)	Carrying Value	IRR	MOIC (x)	IRR	MOIC (x)	IRR	MOIC (x)
Private Equity	$95,952	10.8%	1.32	10.2%	1.33	11.6%	1.29
Private Credit	56,016	8.0%	1.15	11.2%	1.14	7.9%	1.15
Hedge Funds	—	5.2%	1.12	5.2%	1.12	—%	—
Alternatives	102,003	5.1%	1.12	5.2%	1.13	(11.1)%	0.90
Venture Capital	22,513	8.3%	1.20	13.6%	1.45	(10.5)%	0.82
Real Estate	60,293	(2.5)%	0.96	(2.5)%	0.96	—%	—
Total	$336,777	5.2%	1.12	5.4%	1.13	8.1%	1.15
•Private Equity – investment returns in this asset class reflect both dividends and distributions received as well as unrealized gains or losses from adjustments to net asset values in the case of fund investments and market value adjustments in the case of direct equity investments. During the six months ended June 30, 2024, private equity investments produced a total investment return of $8.7 million with fund investments earning $1.0 million while direct investments produced a total investment return of $7.7 million. Inception to date, private equity investments have produced an internal rate of return of 10.8% and a multiple on invested capital of 1.32; fund investments produced an internal rate of return of 11.6% and a multiple on invested capital of 1.29, and direct investments have produced an internal rate of return of 10.2% and a multiple on invested capital of 1.33. No realized gains on private equity investments have been recognized through June 30, 2024.
•Private Credit – investment returns in this asset class reflect both distributions received as well as unrealized gains or losses from adjustments to net asset values in the case of fund investments and market value adjustments in the case of direct equity investments. During the six months ended June 30, 2024, private credit investments produced a total investment return of $4.5 million with fund investments earning $4.3 million while direct investments produced a total investment return of $0.2 million. Inception to date, private credit investments have produced an internal rate of return of 8.0% and a multiple on invested capital of 1.15, with fund investments producing an internal rate of return of 7.9% and a multiple on invested capital of 1.15, while direct investments have produced an internal rate of return of 11.2% and a multiple on invested capital of 1.14.
•Alternative Assets – investment returns in this asset class largely relate to equity method recognition of income from structured financing arrangements in real assets which utilize bankruptcy-remote structures to protect these investments. During the six months ended June 30, 2024, alternative investments produced a total investment return of $1.4 million. Inception to date, alternative direct investments on real assets have produced an internal rate of return of 38.0% and a multiple on invested capital of 1.44; in total, alternative fund investments have produced an internal rate of return of (11.1)% and a multiple on invested capital of 0.90. We have not recognized any returns (including contractual preferred returns) on other alternative investments as the underlying collateralized investment supporting this direct lending initiative continues to develop; these investments represent 76.1% of the alternative investment class at June 30, 2024. We expect to recognize our preferred returns and contingency gains as these investment develops further or if other collateral we have secured as part of our investment responds sooner, subject to certain conditions.
•Venture Capital – investment returns in this asset class primarily reflect unrealized gains or losses from adjustments to net asset values in the case of fund investments and market value adjustments in the case of direct equity investments. During the six months ended June 30, 2024, our venture capital investments produced a total return of $0.7 million entirely from our fund investments. Inception to date, venture capital investments have produced an internal rate of return of 8.3% and a multiple on invested capital of 1.20; venture capital fund investments have produced an internal rate of return of (10.5)% and a multiple on invested capital of 0.82, while direct venture capital investments have produced an internal rate of return of 13.6% and a multiple on invested capital of 1.45. Through June 30, 2024, we realized total gains of $4.8 million on the sale of the Company’s stake in Betterview Marketplace, Inc. ("Betterview") in a cash and stock transaction with Nearmap US, Inc. ("Nearmap"). We now continue to hold shares in Nearmap after completion of this transaction. To date our investment in Betterview has produced an internal rate of return of 27.2% and a multiple on invested capital of 1.74.
•Real Estate – investment returns in this asset class include preferred returns and distributions (if any) from plan developers along with limited unrealized gains or losses to date as two of the projects remain in the development phase. As noted earlier, the Company does not expect significant investment returns from these attractive projects for the next several years. To date these investments have produced an internal rate of return of (2.5)% and a multiple on invested capital of 0.96.
As our returns in alternative investments continues to increase, we believe our alternative investment portfolio remains well positioned to achieve its targeted longer-term returns.
Other Balance Sheet Changes
The following table summarizes our other material balance sheet changes at June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024	December 31, 2023	Change in $	Change %
Deferred commission and other acquisition expenses	$14,435	$17,566	$(3,131)	(17.8)%
Funds withheld receivable	32,592	143,985	(111,393)	(77.4)%
Reserve for loss and LAE	762,264	867,433	(105,169)	(12.1)%
Unearned premiums	38,377	46,260	(7,883)	(17.0)%
Deferred gain on retroactive reinsurance	80,506	73,240	7,266	9.9%
The Company's deferred commission and other acquisition expenses decreased by 17.8% and unearned premiums decreased by 17.0% primarily due to the termination of the remaining business under both quota share contracts with AmTrust which have been in run-off since January 1, 2019. Funds withheld receivable decreased by 77.4% primarily due to settlement of reinsurance losses payable under the AmTrust Quota Share as well as $15.3 million of excess collateral released by AmTrust during the six months ended June 30, 2024. The funds withheld receivable balance is likely to be exhausted during the third quarter 2024.
The Company's reserve for loss and LAE decreased by 12.1% primarily due to continued settlement of loss reserves for AmTrust Reinsurance contracts. The deferred gain on retroactive reinsurance increased by $7.3 million or 9.9% compared to December 31, 2023 driven by net adverse reserve development of $10.1 million reported for policies under the AmTrust Quota Share as these losses are largely covered by the LPT/ADC Agreement with Cavello. The adverse development was adjusted to remove the impact of favorable loss development on certain Workers Compensation losses that were commuted to AmTrust in 2019 that inure to the benefit of Cavello under the terms of the LPT/ADC Agreement and reduced the deferred gain liability on retroactive reinsurance by $3.2 million for the six months ended June 30, 2024.

Capital Resources
During the six months ended June 30, 2024, book value per common share decreased by 4.0% to $2.38 and diluted book value per common share decreased by 4.9% to $2.34, compared to December 31, 2023. This was largely due to lower capital resources which decreased by $11.1 million for the six months ended June 30, 2024. Capital resources consist of funds deployed in support of our operations. The following table shows the movement in our capital resources at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023	Change in $	Change (%)
($ in thousands)
Common shares at par value	$1,503	$1,497	$6	0.4%
Additional paid-in capital	886,972	886,072	900	0.1%
Accumulated other comprehensive loss	(32,485)	(31,469)	(1,016)	3.2%
Accumulated deficit	(495,457)	(486,945)	(8,512)	1.7%
Treasury shares, at cost	(122,487)	(119,995)	(2,492)	2.1%
Total Maiden shareholders' equity	238,046	249,160	(11,114)	(4.5)%
Senior Notes - principal amount	262,361	262,361	—	—%
Total capital resources	$500,407	$511,521	$(11,114)	(2.2)%
Total capital resources decreased by $11.1 million compared to December 31, 2023 due to the following items:
•net increase in additional paid-in capital of $0.9 million due to share-based compensation of $0.9 million;
•net decrease in AOCI of $1.0 million which arose due to: (1) net unrealized gains on investment of $1.5 million mainly from our AFS bond portfolio relating to market price movements in the six months ended June 30, 2024, offset by (2) a decrease in foreign currency translation adjustment of $2.5 million in the six months ended June 30, 2024 due to the impact of the U.S. dollar appreciation on the re-measurement of net assets denominated in British pound and euro;
•accumulated deficit increased by $8.5 million due to the net loss reported for the six months ended June 30, 2024; and
•treasury shares increased by $2.5 million due to $2.3 million of shares repurchased under our authorized common share repurchase plan and $0.2 million of common share repurchases due to tax withholding on vested shares.
Please refer to "Notes to Consolidated Financial Statements Note 6. Shareholders' Equity" included under Part II Item 8. "Financial Statements and  Supplementary Data" of our Annual Report on Form 10-K for a discussion of the equity instruments issued by the Company as at December 31, 2023.
Book value and diluted book value per common share at June 30, 2024 and December 31, 2023 were as follows:

($ in thousands except share and per share data)	June 30, 2024	December 31, 2023
Ending common shareholders’ equity	$238,046	$249,160
Proceeds from assumed conversion of dilutive options	—	—
Numerator for diluted book value per common share calculation	$238,046	$249,160

Common shares outstanding	99,811,336	100,472,120
Shares issued from assumed conversion of dilutive options and restricted shares	2,035,634	975,027
Denominator for diluted book value per common share calculation	101,846,970	101,447,147

Book value per common share	$2.38	$2.48
Diluted book value per common share	2.34	2.46
Common Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. The Company adopted a Rule 10b5-1(c)(1) trading arrangement as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended. On March 20, 2024, an amendment was made to the agreement initially signed on September 29, 2023 between Maiden Holdings and a financial intermediary authorizing the intermediary to purchase common shares from October 30, 2023 until the close of business on September 29, 2024, subject to certain conditions set forth in the agreement. The Company has fulfilled the repurchases under its current Rule 10b5-1(c)(1) trading arrangement.
During the three and six months ended June 30, 2024, Maiden Reinsurance repurchased 747,561 and 1,099,672 common shares from the open market at an average price per share of $2.13 and $2.06, respectively, under the Company's share repurchase plan.

During the three and six months ended June 30, 2023, Maiden Reinsurance repurchased 299,630 common shares at an average price per share of $2.07 under the Company's share repurchase plan. The Company's remaining authorization is $69.4 million for common share repurchases at June 30, 2024.
Senior Notes
There were no changes in the Company’s Senior Notes at June 30, 2024 compared to December 31, 2023. The Company did not enter into any short-term borrowing arrangements during the six months ended June 30, 2024. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes. The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
As described in "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long-Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q, on May 3, 2023, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100.0 million of the Company's Senior Notes from time to time at market prices in open market purchases or as may be privately negotiated. The Company has a remaining authorization of $99.9 million for such repurchases at June 30, 2024.
Maiden Holdings does not have any significant operations or assets other than ownership of the shares of our subsidiaries. The dividends and other permitted distributions from Maiden NA (and its subsidiaries) will be our sole source of funds to meet ongoing cash requirements, including debt service payments. Factors that may affect payments to holders of the 2013 Senior Notes include restrictions on the payments of dividends by Maiden Reinsurance to Maiden NA which provides the sole source of income for interest payments on the 2013 Senior Notes. In 2023 and 2024, the Vermont DFR approved an annual dividend program from Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. Subsequent to those approvals, Maiden Reinsurance paid total dividends of $56.3 million to Maiden NA as of June 30, 2024.
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
Summarized financial information of Maiden NA and Maiden Holdings as of June 30, 2024 and for the three and six months ended June 30, 2024 were as follows:

	Maiden NA	Maiden Holdings
	($ in thousands)
Total assets	$9,743	$6,168
Total liabilities	151,340	108,042
Amounts due from subsidiaries (not included in total assets above)	5	2,717
Amounts due to subsidiaries (not included in total liabilities above)	12,671	3,219
Related party loan payable (not included in total liabilities above)	—	300,792
Total revenue for the quarter-to-date period	1,723	5
Net loss for the quarter-to-date period	(1,401)	(9,960)
Total revenue for year-to-date period	674	9
Net loss for year-to-date period	(5,490)	(19,199)
The ratio of Debt to Total Capital Resources at June 30, 2024 and December 31, 2023 was computed as follows:

($ in thousands)	June 30, 2024	December 31, 2023
Senior notes - principal amount	$262,361	$262,361
Maiden shareholders’ equity	238,046	249,160
Total capital resources	$500,407	$511,521
Ratio of debt to total capital resources	52.4%	51.3%

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
As discussed above, at June 30, 2024, guarantees of $69.0 million have been provided to lenders by the Company on behalf of the real estate joint venture, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

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
Non-GAAP operating (loss) earnings and Non-GAAP diluted operating (loss) earnings per share (attributable) available to common shareholders
Non-GAAP operating (loss) earnings and Non-GAAP diluted operating (loss) earnings per share (attributable) available to common shareholders can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended June 30,	2024	2023
	($ in thousands except per share data)
Net loss	$(9,971)	$(2,933)
Add (subtract):
Net realized and unrealized investment gains	(1,457)	(1,145)
Foreign exchange and other losses	—	2,621
Interest in income of equity method investments	(1,463)	(4,803)
Change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	2,287	10,727
Non-GAAP operating (loss) earnings	$(10,604)	$4,467

Diluted loss per share attributable to common shareholders	$(0.10)	$(0.03)
Add (subtract):
Net realized and unrealized investment gains	(0.01)	(0.01)
Foreign exchange and other losses	—	0.02
Interest in income of equity method investments	(0.02)	(0.05)
Change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	0.02	0.11
Non-GAAP diluted operating (loss) earnings per share (attributable) available to common shareholders	$(0.11)	$0.04

For the Six Months Ended June 30,	2024	2023
	($ in thousands except per share data)
Net loss attributable to Maiden common shareholders	$(8,512)	$(14,261)
Add (subtract):
Net realized and unrealized investment gains	(10,207)	(2,150)
Foreign exchange and other (gains) losses	(2,053)	5,437
Interest in income of equity method investments	(2,069)	(4,752)
Change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	7,287	12,300
Non-GAAP operating loss	$(15,554)	$(3,426)

Diluted loss per share attributable to common shareholders	$(0.08)	$(0.14)
Add (subtract):
Net realized and unrealized investment gains	(0.11)	(0.02)
Foreign exchange and other (gains) losses	(0.02)	0.05
Interest in income of equity method investments	(0.02)	(0.04)
Change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	0.07	0.12
Non-GAAP diluted operating loss per share attributable to common shareholders	$(0.16)	$(0.03)
Non-GAAP operating loss was $10.6 million for the three months ended June 30, 2024 compared to non-GAAP operating earnings of $4.5 million for the same period in 2023. The non-GAAP operating results were primarily driven by non-GAAP underwriting results in the AmTrust Reinsurance segment as discussed further below.

Non-GAAP operating loss was $15.6 million for the six months ended June 30, 2024, compared to non-GAAP operating loss of $3.4 million for the same period in 2023. The non-GAAP operating loss in both respective years were primarily driven by non-GAAP underwriting results in the AmTrust Reinsurance segment as discussed further below.
Non-GAAP Underwriting Results
The non-GAAP underwriting results for the three and six months ended June 30, 2024 and 2023 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Gross premiums written	$8,449	$6,875	$16,772	$7,711
Net premiums written	$8,339	$6,875	$16,653	$7,635
Net premiums earned	$12,077	$11,039	$24,485	$20,041
Other insurance revenue, net	—	78	46	19
Non-GAAP net loss and LAE(1)	(11,684)	(805)	(18,309)	(9,047)
Commission and other acquisition expenses	(4,813)	(4,945)	(10,406)	(9,180)
General and administrative expenses	(3,058)	(3,902)	(5,818)	(7,048)
Non-GAAP underwriting loss (1)	$(7,478)	$1,465	$(10,002)	$(5,215)
(1) Non-GAAP underwriting loss and non-GAAP net loss and LAE for the three and six months ended June 30, 2024 and 2023 are adjusted for prior year reserve development subject to the LPT/ADC Agreement. Please see "Key Financial Measures" section for the definitions of Non-GAAP underwriting loss and net loss and LAE.
The non-GAAP underwriting results above are summarized by segment for the three and six months ended June 30, 2024 and 2023 in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Diversified Reinsurance underwriting loss	$(2,777)	$(3,118)	$(3,049)	$(5,107)
AmTrust Reinsurance underwriting loss	(6,988)	(6,144)	(14,240)	(12,408)
Plus: adverse prior year loss development covered under the LPT/ADC Agreement	2,287	10,727	7,287	12,300
Non-GAAP AmTrust Reinsurance underwriting loss	(4,701)	4,583	(6,953)	(108)
Non-GAAP underwriting loss	$(7,478)	$1,465	$(10,002)	$(5,215)
The non-GAAP underwriting results have been adjusted for prior year loss reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement to show the ultimate economic benefit to the Company. As shown in the table above, adjusted for the increase in the deferred gain under the LPT/ADC Agreement of $2.3 million and $7.3 million during the three and six months ended June 30, 2024, respectively, the non-GAAP underwriting loss was $7.5 million and $10.0 million, respectively. These results compared to non-GAAP underwriting income of $1.5 million and underwriting loss of $5.2 million when adjusted for the increase in the deferred gain under the LPT/ADC Agreement of $10.7 million and $12.3 million during the three and six months ended June 30, 2023, respectively.
The non-GAAP underwriting loss of $7.5 million and $10.0 million for the three and six months ended June 30, 2024, respectively, was primarily driven by:
•underwriting results in the AmTrust Reinsurance segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018;
•adverse loss development of $0.1 million and $2.6 million for the three and six months ended June 30, 2024 in the European Hospital Liability Quota Share, which is not covered by the LPT/ADC Agreement;
•favorable loss development on commuted Workers Compensation losses which are contractually covered by the LPT/ADC Agreement reduced the deferred gain liability on retroactive reinsurance by $3.2 million for the three and six months ended June 30, 2024; and
•underwriting loss of $2.8 million and $3.0 million in the Diversified Reinsurance segment for the three and six months ended June 30, 2024, respectively.
Please refer to the respective segment results for AmTrust Reinsurance and Diversified Reinsurance under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q for further details of these underwriting results.
Non-GAAP Net Loss and LAE
Adjusted for prior year reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement, the non-GAAP net loss and LAE decreased by $2.3 million and $7.3 million for the three and six months ended June 30, 2024, respectively. Adjusted for prior year reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement, the non-GAAP net loss and LAE decreased by $10.7 million and $12.3 million for the three and six months ended June 30, 2023, respectively. These adjustments are reflected in the calculation of non-GAAP Loss and LAE below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net loss and LAE	$13,971	$11,532	$25,596	$21,347
Less: adverse prior year loss development covered under the LPT/ADC Agreement	2,287	10,727	7,287	12,300
Non-GAAP net loss and LAE	$11,684	$805	$18,309	$9,047
Adjusted Shareholders' Equity, Adjusted Total Capital Resources, Adjusted Book Value per Common Share, and Ratio of Debt to Total Adjusted Capital Resources
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at June 30, 2024 and December 31, 2023 reflect the addition of the unamortized deferred gain under the LPT/ADC Agreement to the GAAP shareholders' equity as depicted in the computations below. The deferred gain under the LPT/ADC Agreement was $78.2 million at June 30, 2024 compared to $70.9 million at December 31, 2023; this increase is attributable to $7.3 million in net loss and LAE recognized as adverse reserve development in the Company's GAAP income statement for AmTrust Quota Share policies covered by the LPT/ADC Agreement.
Net adverse development of $10.1 million was reported for policies under the AmTrust Quota Share for the six months ended June 30, 2024. These losses are largely recoverable under the LPT/ADC Agreement and are expected to be recognized as future GAAP income over time as recoveries are received subject to the provisions of both the LPT/ADC Agreement and the applicable GAAP accounting rules. We believe the inclusion of this unamortized deferred gain under these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve the Company's shareholders' equity over the settlement period under the terms of the agreement.
Reconciliation of shareholders' equity to Adjusted shareholders' equity and Adjusted Total Capital Resources
The following table computes adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain under the LPT/ADC Agreement at June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024	December 31, 2023	Change in $	Change %
Total shareholders' equity	$238,046	$249,160	$(11,114)	(4.5)%
Unamortized deferred gain on LPT/ADC Agreement	78,203	70,916	7,287	10.3%
Adjusted shareholders' equity	316,249	320,076	(3,827)	(1.2)%
Senior Notes - principal amount	262,361	262,361	—	—%
Adjusted total capital resources	$578,610	$582,437	$(3,827)	(0.7)%
Non-GAAP Operating ROACE
Non-GAAP Operating ROACE for the three and six months ended June 30, 2024 and 2023 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Non-GAAP operating (loss) earnings	$(10,604)	$4,467	$(15,554)	$(3,426)
Opening adjusted shareholders’ equity	325,276	317,775	320,076	329,987
Ending adjusted shareholders’ equity	316,249	326,998	316,249	326,998
Average adjusted shareholders’ equity	320,763	322,387	318,163	328,493
Non-GAAP Operating ROACE	(13.3)%	5.6%	(9.8)%	(2.1)%
Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The adjusted book value per common share as reconciled for the recognition of the unamortized deferred gain under the LPT/ADC Agreement at June 30, 2024 and December 31, 2023 was computed as follows:

	June 30, 2024	December 31, 2023
Book value per common share	$2.38	$2.48
Unamortized deferred gain on LPT/ADC Agreement	0.79	0.71
Adjusted book value per common share	$3.17	$3.19

Ratio of Debt to Adjusted Total Capital Resources
Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at June 30, 2024 and December 31, 2023 was computed as follows:

($ in thousands)	June 30, 2024	December 31, 2023
Senior notes - principal amount	$262,361	$262,361
Adjusted shareholders’ equity	316,249	320,076
Adjusted total capital resources	$578,610	$582,437
Ratio of debt to adjusted total capital resources	45.3%	45.0%

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely affected. At June 30, 2024, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the unaudited Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange gains of $0.0 million and $2.1 million were generated during the three and six months ended June 30, 2024, respectively, compared to net foreign exchange losses of $2.6 million and $4.7 million for the three and six months ended June 30, 2023. The increase in foreign exchange gains for the six months ended June 30, 2024 compared to the same period in 2023 was largely due to an appreciation in the value of the U.S. dollar relative to the euro and the British pound.
At June 30, 2024, the decrease in foreign currency translation adjustments of $2.5 million for the six months ended June 30, 2024 was primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at June 30, 2024 included reserve for net loss and LAE of $262.2 million. Our foreign currency asset exposures at June 30, 2024 include $151.3 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $29.3 million of equity method real estate investments denominated in Canadian dollars, as well as $14.5 million of funds withheld receivable.
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
Off-Balance Sheet Arrangements
At June 30, 2024, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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
2. (c) Share Repurchases
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. The Company has adopted a Rule 10b5-1(c)(1) trading arrangement as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended. On March 20, 2024, an amendment was made to the agreement initially signed on September 29, 2023 between Maiden Holdings and a financial intermediary authorizing the intermediary to purchase common shares from October 30, 2023 until the close of business on September 29, 2024, subject to certain conditions set forth in the agreement. The Company's remaining authorization for common share repurchases was $69.4 million at June 30, 2024.
The table below details the repurchases made during the three months ended June 30, 2024 under the Company's authorized common share repurchase plan pursuant to Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934:

For the Three Months Ended June 30, 2024	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar amount still available under trading plan
				($ in thousands)
April 1, 2024 - April 30, 2024	79,341	$2.15	79,341	$70,771
May 1, 2024 - May 31, 2024	331,686	2.17	331,686	70,052
June 1, 2024 - June 30, 2024	336,534	2.08	336,534	69,351
Total	747,561	$2.13	747,561	69,351

Subsequent to the three months ended June 30, 2024 and through the period ended August 7, 2024, the Company repurchased 36,984 additional common shares at an average price per share of $2.00 under the Company's authorized common share repurchase plan pursuant to Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934. The Company's remaining share repurchase authorization was $69.3 million at August 7, 2024.
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
10.1
Renewal Rights and Asset Purchase Agreement by and between Maiden General Försäkrings AB, Maiden Life Försäkrings AB, AmTrust Europe Limited, and AmTrust International Underwriters DAC, dated as of June 20, 2024

10.2	Maiden Holdings Ltd. Performance Award Agreement
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO
101.1
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL: (i) unaudited Condensed Consolidated Balance Sheets; (ii) unaudited Condensed Consolidated Statements of Income; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income; (iv) unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity; (v) unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
August 8, 2024		/s/ Patrick J. Haveron
Patrick J. Haveron Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)

/s/ Mark O. Heintzman
Mark O. Heintzman Senior Vice President - Finance (Principal Financial Officer)

Execution Version
RENEWAL RIGHTS AND ASSET PURCHASE AGREEMENT
by and between
MAIDEN GENERAL FÖRSÄKRINGS AB,
MAIDEN LIFE FÖRSÄKRINGS AB,
AMTRUST EUROPE LIMITED,
and
AMTRUST INTERNATIONAL UNDERWRITERS DAC
Dated as of June 20, 2024
4862-1126-0590v.7

RENEWAL RIGHTS AND ASSET PURCHASE AGREEMENT

This RENEWAL RIGHTS AND ASSET PURCHASE AGREEMENT, dated as of
June 20, 2024 (this “Agreement”), is made by and between AmTrust Europe Limited, having its principal place of business at Exchequer Court, 33 St Mary’s Axe London UK EC3A 8RR (“AEL
Buyer”), AmTrust International Underwriters DAC, having its registered address at 6-8 College
Green, Dublin 2, DO2 VP48, Ireland (“AIU Buyer” and together with AEL Buyer, “Buyers”),
Maiden General Försäkrings AB, Reg. No. 516406-0468, having its registered address at
Styckjunkargatan 1, 114 35 Stockholm, Sweden (“Maiden General”), and Maiden Life Försäkrings
AB, Reg. No. 516406-0468, having its registered address at Styckjunkargatan 1, 114 35
Stockholm, Sweden (“Maiden Life”). The Sellers’ UK branches are Maiden General Försäkrings
AB, UK Branch (Firm Reference Number: 770565) and Maiden Life Försäkrings AB, UK Branch
(Firm Reference Number: 464517) both with a UK establishment address at Albion House, Valley
Centre, Gordon Road, High Wycombe, HP13 6EQ (the “UK Branches”). Maiden General and
Maiden Life (including their UK Branches) may each be referred to herein as a “Seller” and together as “Sellers”). Capitalized terms used herein shall have the meanings assigned to such terms in the text of this Agreement.
R E C I T A L S:

WHEREAS, Sellers whether themselves or via their UK Branches, directly or through their respective distribution partners (including the Producers) solicit, market, produce, sell, supervise, underwrite, issue and administer income protection, loss of life, payment protection, accident and sickness, device/warranty and disability insurances in the countries where the applicable Seller is authorized to issue such insurance policies (the “Business”), provided that the
Business does not include life-only insurance programs solely underwritten by Maiden Life or its
UK Branch without Maiden General
WHEREAS, a similar transaction for the Business in the Nordic region was concluded between the Sellers and AmTrust Nordic AB in May 2024; and
WHEREAS, Sellers wish to sell, transfer and assign to Buyers, and Buyers wish to purchase and assume from Sellers, certain rights and assets related to the operation of the Business, subject to the terms and conditions set forth herein;
NOW, THEREFORE, in consideration of the foregoing and the respective representations, mutual covenants, agreements and understandings contained herein and intending to be legally bound, the Parties hereto hereby agree as follows:

ARTICLE 1
Purchase and Sale
1.1 Purchase and Sale of Assets.
(a) At the Closing, on the terms and subject to the conditions hereof, Sellers shall sell, assign, transfer, convey and deliver to AEL Buyer, and AEL Buyer shall purchase from Sellers, free and clear of any Liens, all of Sellers’ right, title and interest in, to the following assets (collectively, the “AEL
Purchased Assets”):
(i) the UK Renewal Rights;
(ii) the lists of the UK Producers listed on Disclosure Schedule 1.1(a)(ii) (the “UK
Producer List”) and UK Policyholders; provided, that any such lists shall not include, and Sellers shall have no obligation to sell, assign, transfer, convey and deliver to AEL Buyer, any NonPublic Personal Information;
(iii) copies, of all information and documentation, in any format (including contained in any software licensed or owned by Sellers), solely to the extent relating to the AEL Purchased
Assets, UK Insurance Contracts and UK Renewal Rights, including all UK Insurance Contracts, underwriting and claims data, ledgers, producer and customer lists and purchasing histories, price lists, production data, quality control records and procedures, customer complaints and inquiry files, all correspondence with any Governmental Authority, sales material and records
(including pricing history, total sales, terms and conditions of sale, sales and pricing policies and practices), and marketing and promotional materials (including contacts and content) and surveys attributable to the UK Renewal Rights (“UK Books and Records”); provided, that any such UK Books and Records shall not include, and Sellers shall have no obligation to sell, assign, transfer, convey and deliver to AEL Buyer, any Non-Public Personal Information;
(iv) all goodwill and other intangible assets relating to the UK Insurance Contracts, UK
Renewal Rights and the UK Policyholders; and
(v) rights, claims or causes of action against third parties relating to any of the assets set forth in Section 1.1(a)(i)-(iv).
(b) At the Closing, on the terms and subject to the conditions hereof, Sellers shall sell, assign, transfer, convey and deliver to AIU Buyer, and AIU Buyer shall purchase from Sellers, free and clear of any Liens, all of Sellers’ right, title and interest in, and to the following assets (collectively, the “AIU
Purchased Assets”):
(i) the IR Renewal Rights;
(ii) the lists of the IR Producers listed on Disclosure Schedule 1.1(b) (the “IR Producer
List”) and IR Policyholders; provided, that any such lists shall not include, and Sellers shall have no obligation to sell, assign, transfer, convey and deliver to AIU Buyer, any Non-Public Personal
Information;
(iii) copies, of all information and documentation, in any format (including contained in any software licensed or owned by Sellers), solely to the extent relating to the AIU Purchased
Assets, IR Insurance Contracts and IR Renewal Rights, including all IR Insurance Contracts, underwriting and claims data, ledgers, producer and customer lists and purchasing histories, price lists, production data, quality control records and procedures, customer complaints and inquiry files, all correspondence with any Governmental Authority, sales material and records
(including pricing history, total sales, terms and conditions of sale, sales and pricing policies and practices), and marketing and promotional materials (including contacts and content) and surveys attributable to the IR Renewal Rights (“IR Books and Records”); provided, that any such IR Books and Records shall not include, and Sellers shall have no obligation to sell, assign, transfer, convey and deliver to AIU Buyer, any Non-Public Personal Information;
(iv) all goodwill and other intangible assets relating to the IR Insurance Contracts, IR
Renewal Rights and the IR Policyholders; and
(v) rights, claims or causes of action against third parties relating to any of the assets set forth in Section 1.1(b)(i)-(iv).

1.2 Excluded Assets. Any and all assets of Sellers other than the Purchased Assets shall be retained by Sellers (such other assets, the “Excluded Assets”), and Buyers shall acquire no right, title or interest in the Excluded Assets in connection with the Transaction. For the avoidance of doubt, the
Excluded Assets shall include, without limitation, the Sellers IT-systems and rights and obligations relating thereto, actual and potential lease agreement for premises where the Business is conducted, rights and obligations relating the Sellers’ employees, supplier agreements, trademarks and domain names. No Assumption of Liabilities.
(a) Notwithstanding anything to the contrary in this Agreement, Sellers shall retain and remain responsible for, and neither Buyer shall assume or in any way become liable for, any liabilities, debts or obligations of Sellers or any of their respective Affiliates of any kind or nature whatsoever, including all liabilities (including Taxes and failure to comply with bulk sales or similar Applicable Laws of any jurisdiction), debts and obligations arising out of or relating to one or more Seller’s operation or conduct of the Business or ownership of the Purchased Assets before the Closing, whether related to the Business or the Purchased Assets (including the Insurance Contracts) and whether disclosed on the Disclosure
Schedules, and regardless of when or by whom asserted (collectively referred to herein as the “Excluded
Liabilities”). For the avoidance of doubt, Buyer and Sellers agree that “Excluded Liabilities” shall also include any and all liabilities relating to any and all Insurance Contracts prior to the Commencement
Date.
(b) It is furthermore the Parties joint understanding that the transfer of the Purchased Assets does not constitute a transfer of an economic entity under
(i) Section 3 of the United Kingdom Transfer of Undertakings (Protection of
Employment) Regulations 2006 i.e., the UK TUPE regulation, and none of the Sellers’
employees will therefore transfer to the AEL Buyer and the AEL Buyer has no obligation to offer employment to the Sellers’ employees as part of the transfer of the Purchased Assets.
(ii) The European Communities (Protection of Employees on Transfer of
Undertakings) Regulations 2003.e., the Eire TUPE regulation, and none of the Sellers’
employees will therefore transfer to the AIU Buyer and the AIU Buyer has no obligation to offer employment to the Sellers’ employees as part of the transfer of the Purchased Assets.

1.4 Purchase Price and Calculation of Renewal Commission Payments.
(a) Purchase Price. The aggregate purchase price for the Purchased Assets (the “Purchase
Price”) shall be an amount in cash, payable in euros, equal to the amount of any Renewal Commission
Payment payable pursuant to Section 1.4(b).
(b) Renewal Commission Payments.
(i) As consideration for the purchase of the Purchased Assets, AEL Buyer shall pay
(or cause to be paid) to Sellers (in accordance with the allocations provided to Buyer by Sellers in writing no fewer than sixty (60) days prior to the date than the first Renewal Commission
Payment (if any) becomes due an earn-out payment in respect of each Renewal Commission
Period equal to 3% of AEL Written Premium (each payment, an “AEL Renewal Commission
Payment”, and collectively, the “AEL Renewal Commission Payments”), in each case in accordance with this Section 1.4(b).
(ii) As consideration for the purchase of the Purchased Assets, AIU Buyer shall pay (or cause to be paid) to Sellers (in accordance with the allocations provided to Buyer by Sellers in writing no fewer than sixty (60) days prior to the date than the first Renewal Commission
Payment (if any) becomes due an earn-out payment in respect of each Renewal Commission
Period equal to 3% of AIU Written Premium (each payment, an “AIU Renewal Commission
Payment”, and collectively, the “AIU Renewal Commission Payments”), in each case in accordance with this Section 1.4(b).
(iii) Within one hundred and twenty (120) days from the end of each Renewal
Commission Period, Buyers shall deliver to Sellers a written report in reasonable detail setting forth Buyers’ good faith calculation of the AEL Written Premium and AIU Written Premium for
each such Renewal Commission Period (each, an “Renewal Commission Statement”).
(iv) Within forty-five (45) days following delivery to Sellers of a Renewal Commission
Statement, Sellers shall deliver written notice (an “Renewal Commission Objection Notice”) to
Buyers of any good faith dispute it has with respect to the preparation or content of such statement. A Renewal Commission Objection Notice must describe in reasonable detail the items contained in a Renewal Commission Statement that Sellers dispute, the basis for any such disputes and the specific euro amount of each such dispute and Sellers’ determination of the amount of the AEL Written Premium and AIU Written Premium with respect to such Renewal
Commission Period. Any items not disputed in the Renewal Commission Objection Notice will be deemed to have been accepted by Sellers. If Sellers do not deliver a proper and timely
Renewal Commission Objection Notice with respect to a Renewal Commission Statement within such forty-five (45) day period, such Renewal Commission Statement will be final, conclusive and binding on the parties. If Sellers deliver a proper and timely Renewal Commission Objection
Notice, then Buyers and Sellers shall negotiate in good faith to resolve any differences that they may have with respect to the matters specified in the Renewal Commission Objection Notice. If
Buyers and Sellers, notwithstanding such good faith effort, fail to resolve such dispute within fifteen (15) Business Days after Sellers deliver a Renewal Commission Objection Notice, then
Buyers and Sellers, jointly, shall engage a neutral accounting firm of national recognition (the
“Renewal Commission Arbitration Firm”) to resolve such dispute and enter into a customary engagement letter with the Renewal Commission Arbitration Firm. As promptly as practicable thereafter (and, in any event, within fifteen (15) Business Days after the Renewal Commission
Arbitration Firm’s engagement), Sellers shall submit any unresolved elements of its objection to the Renewal Commission Arbitration Firm in writing (with a copy to Buyers), supported by any documents and written arguments upon which it relies. As promptly as practicable thereafter
(and, in any event, within fifteen (15) Business Days following Sellers’ submission of such unresolved elements), Buyers shall submit its response to the Renewal Commission Arbitration
Firm (with a copy to Sellers) supported by any documents and written arguments upon which it relies. Neither Buyers nor Sellers shall have or conduct any communication, either written or oral, with the Renewal Commission Arbitration Firm without the other party either being present or receiving a concurrent copy of any written communication. The Renewal Commission
Arbitration Firm may conduct a conference concerning the objections and disagreements between Sellers and Buyers, at which conference each of Sellers and Buyers shall have the right to (y) present its documents, materials and other evidence previously provided to the Renewal
Commission Arbitration Firm and the other party and (z) have present its or their advisors, accountants, counsel and other Representatives. Buyers and Sellers shall request that the
Renewal Commission Arbitration Firm render its determination within thirty (30) days following its receipt of Buyer’s response. The scope of the disputes to be resolved by the Renewal
Commission Arbitration Firm shall be limited to the unresolved items on the Renewal
Commission Objection Notice, and the Renewal Commission Arbitration Firm’s determination will be based solely on this Agreement and the information provided by Sellers and Buyers pursuant to this Section 1.4(b). In resolving any disputed item, the Renewal Commission
Arbitration Firm may not assign a value to any item greater than the greatest value claimed for such item by either party or less than the smallest value claimed for such item by either party on the Renewal Commission Statement or Renewal Commission Objection Notice, as applicable.
Buyers, on the one hand, and Sellers, on the other hand, shall share equally the fees and expenses of the Renewal Commission Arbitration Firm. Other than the fees and expenses of the Renewal
Commission Arbitration Firm, Buyers, on the one hand, and Sellers, on the other hand, will each be responsible for its own costs and expenses incurred in connection with any actions taken pursuant to this Section 1.4(b). All determinations made by the Renewal Commission
Arbitration Firm will be final, conclusive and binding on the parties. Notwithstanding anything to the contrary in this Agreement, any disputes regarding amounts shown in a Renewal
Commission Statement shall be resolved solely and exclusively as set forth in this Section 1.4(b);
provided, however, that nothing in this Section 1.4(b) shall prevent any party from seeking and obtaining relief in any court of competent jurisdiction to enforce performance of these provisions, including the decision of the Renewal Commission Arbitration Firm.
(v) AEL Buyer will pay or cause to be paid to Sellers (in accordance with the allocations provided to Buyer by Sellers in writing no fewer than sixty (60) days prior to the date than the first Renewal Commission Payment (if any) becomes due the applicable the AEL
Renewal Commission Payment, if any, within forty-five (45) days of the final determination of the AEL Written Premium pursuant to Section 1.4(b) by wire transfer of immediately available funds to the account(s) designated in writing by Sellers. The AEL Renewal Commission
Payments will be treated as the Purchase Price for all purposes (including Tax and financial accounting).
(vi) AIU Buyer will pay or cause to be paid to Sellers (in accordance with the allocations provided to Buyer by Sellers in writing no fewer than sixty (60) days prior to the date than the first Renewal Commission Payment (if any) becomes due the applicable the AIU Renewal
Commission Payment, if any, within forty-five (45) days of the final determination of the AIU
Written Premium pursuant to Section 1.4(b) by wire transfer of immediately available funds to the account(s) designated in writing by Sellers. The AIU Renewal Commission Payments will be treated as the Purchase Price for all purposes (including Tax and financial accounting).

1.5 Closing Transactions.
(a) Closing. The closing of the sale and purchase of the Purchased Assets (the “Closing”) shall take place remotely via the exchange of documents and signatures on the date hereof (the “Closing
Date”). The parties intend that the Closing shall be deemed effective, and the transactions contemplated by this Agreement shall be deemed to occur simultaneously, at 12:01 a.m. Eastern Time on the Closing
Date.
(b) Deliveries of Sellers. On the Closing Date, Sellers shall deliver, or cause to be delivered, to Buyers:
(i) duly executed counterparts of each Ancillary Agreement, if any, to which Sellers are a party;
(ii) copies of resolutions of Sellers’ respective board of directors authorizing and approving the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby;
(iii) the Books and Records; and
(iv) such other documents and instruments as Buyers reasonably request to consummate the transactions contemplated by this Agreement.
(c) Deliveries of Buyers. On the Closing Date, Buyers shall deliver, or cause to be delivered, to Sellers:
(i) Duly executed counterparts of each Ancillary Agreement, if any, to which either
Buyer is a party;
(ii) copies of resolutions of Buyers’ board of directors authorizing and approving the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby; and
(iii) such other documents and instruments as Sellers reasonably request to consummate the transactions contemplated by this Agreement.
1.6 Allocation of the Purchase Price. Sellers and Buyers agree that the Purchase Price (plus other relevant items) shall be allocated among the Purchased Assets for all purposes (including Tax and financial accounting) as shown on the allocation schedule (the “Allocation Schedule”). A draft of the
Allocation Schedule shall be prepared by Buyers and delivered to Sellers within 30 days following the payment of the first Renewal Commission Payment. If Sellers notify Buyers in writing that Sellers object to one or more items reflected in the Allocation Schedule, Sellers and Buyers shall negotiate in good faith to resolve such dispute; provided, however, that if Sellers and Buyers are unable to resolve any dispute with respect to the Allocation Schedule within 30 days following delivery of the Allocation
Schedule, such dispute shall be resolved by an a neutral accounting firm of national recognition (the
“Independent Accountant”). The fees and expenses of such Independent Accountant shall be borne equally by Sellers, on the one hand, and Buyers, on the other hand. Buyers and Sellers shall file all Tax
Returns (including amended returns and claims for refund) and information reports in a manner consistent with the Allocation Schedule. Additional Renewal Commission Payments pursuant to Section

1.4 herein and any adjustments to the Purchase Price shall be allocated in a manner consistent with the
Allocation Schedule.
1.7 Renewal/Replacement of Insurance Contracts. Prior to the Commencement Date, Sellers
shall use commercially reasonable efforts to renew all Insurance Contracts on the same terms as in effect as of the date of the Closing. Immediately following the Closing, Sellers shall use reasonable best efforts to: (a) introduce all UK and IR Producers to AEL Buyer or AIU Buyer, respectively, via in person meetings among AEL Buyer or AIU Buyer, respectively, Seller and each UK Producer and IR Producer, respectively; and (b) encourage each UK Producer and IR Producer, respectively to enter into distribution agreements with AEL Buyer or AIU Buyer, respectively, for the renewal or replacement of the UK Insurance Contracts or IR Insurance Contracts, respectively. No more than thirty (30) days prior to the Commencement Date (unless more than thirty (30) days’ notice is required under the applicable
Insurance Contract), each Seller shall deliver a notice of non-renewal (in the form of a Policyholder
Notice, as defined in Section 4.2) to the Policyholders with respect to all of the Insurance Contracts.
From and after the Commencement Date, AEL Buyer or AIU Buyer, as applicable, in its own name and on its own behalf, or in the name and on behalf of any of its Affiliates, shall be entitled to and may
(directly or indirectly) solicit, quote, bind, write and/or issue, or cause to be solicited, quoted, bound, written and/or issued the renewal and/or replacement of the UK Insurance Contracts or IR Insurance
Contracts (respectively) upon the expiration, cancellation or anniversary of said UK Insurance Contracts or IR Insurance Contracts (respectively) , on AEL Buyer’s or AIU Buyer’s or one of their respective
Affiliates’ forms (or on the forms of such third party carriers as AEL Buyer or AIU Buyer, as applicable in its sole discretion may select) at its or their rates, subject in each case to applicable Law and the rights of the Producers and the Policyholders. Any such Insurance Contracts that (x) AEL Buyer, in its sole discretion, decides to write and/or issue in accordance with this Section 1.7 are referred to as the “AEL
Renewal Policies”, and (y) AIU Buyer, in its sole discretion, decides to write and/or issue in accordance with this Section 1.7 are referred to as the “AIU Renewal Policies”. It is acknowledged that the Sellers have regulatory obligations to offer continuation insurance and nothing in this clause prevents the Sellers from compliance with these obligations.

ARTICLE 2
Representations and Warranties of Sellers
Sellers hereby jointly and severally represent and warrant to Buyers as follows:
2.1 Corporate Status. Each Seller is duly incorporated and validly existing under the Laws of
Sweden and their UK Branches are validly existing under the Laws of England and Wales. The Sellers have the requisite permissions and authorizations to underwrite insurance contracts in the Republic of
Ireland on a freedom to provide services basis. Each Seller has full corporate power and authority to own, operate and lease the properties and assets now owned, operated or leased by it and to carry on the
Business as currently conducted. Disclosure Schedule 2.1 sets forth each jurisdiction in which each
Seller is licensed or qualified to do business with respect to the Business and Purchased Assets, and each
Seller is duly licensed or qualified to do business and is in good standing in each jurisdiction in which such Seller’s ownership of the Purchased Assets or such Seller’s operation of the Business as currently conducted makes such licensing or qualification necessary.

(a) Each Seller lawfully owns and has good and marketable title to its respective Purchased
Assets, free and clear of any Liens and there exists no agreement to create any Liens over any of the
Purchased Assets.
2.2 Corporate and Authorizations.
(a) Sellers have all requisite corporate power and authority to execute and deliver this
Agreement and the Ancillary Agreements, to perform their respective obligations hereunder and thereunder and to consummate the transactions contemplated hereby and thereby. The execution and delivery of this Agreement by each Seller and the Ancillary Agreements to which each Seller is a party, the performance of such Seller’s obligations hereunder and thereunder and the consummation of the transactions contemplated hereby and thereby have been duly authorized by all requisite corporate action of such Seller. Each Seller has duly executed and delivered this Agreement and each Ancillary
Agreement to which it is a party. This Agreement and the Ancillary Agreements to which each Seller is a party constitute the legal, valid and binding obligation of such Seller enforceable against such Seller in accordance with its terms.
(b) Except as set forth in Disclosure Schedule 2.2(b), the execution and delivery of this
Agreement by each Seller and the Ancillary Agreements to which each Seller is a party, the performance of its obligations hereunder and thereunder and the consummation by Sellers of the transactions contemplated hereunder and thereunder, require no Consent of, permit or exemption from, action by or in respect of, filing or declaration with or notice to any Governmental Authority, other than as set forth in Disclosure Schedule 2.2(b).
2.3 Non-Contravention; Organizational Documents. Except as set forth in Disclosure
Schedule 2.3(a), the execution and delivery of this Agreement by each Seller and the Ancillary
Agreements to which each Seller is a party, the performance of each Seller’s respective obligations hereunder and the consummation by each Seller of the transactions contemplated hereunder and thereunder do not (a) conflict with, result in a default of or breach any provision of the Organizational
Documents of such Seller, (b) conflict with, violate or breach in any material respect any provision of any applicable Law, (c) require any Consent of or other action by any Person under, constitute a default or an event that, with or without notice or lapse of time or both, would constitute a default under, or cause or permit termination, cancellation, acceleration, amendment, modification or other change of any right or obligation or the loss of any benefit under, any provision of a Material Contract, any Permit affecting the Business or the Purchased Assets, or (d) result in the creation or imposition of any Lien on any Purchased Assets.
2.4 Statements and Producers.
(a) Disclosure Schedule 2.4(a)(i) sets forth true, complete and correct unaudited statements at and for the periods ended December 31, 2021, December 31, 2022 and December 31, 2023, each of which includes all of the information set forth in Disclosure Schedule 2.4(a)(ii) (collectively the
“Statements”). The Statements are based on the Books and Records of the Business and present fairly, in all material respects, all of the information set forth in Disclosure Schedule 2.4(a)(ii) as of and for the respective periods indicated. Each Seller has maintained its Books and Records relating to the Business in the Ordinary Course of Business and has properly recorded and maintained records of all activities and transactions as required by applicable Law.

(b) Disclosure Schedule 2.4(b)(i) identifies all current (A) UK Producers, (B) IR Producers and (C) Persons involved in the Business and Disclosure Schedule 2.4(b)(ii) identifies all material inforce Contracts, undertakings or arrangements among a Seller and any (X) UK Producer, (Y) IR
Producer or (Z) Person that relate to the Business. To the knowledge of Sellers, each Seller enjoys good relations, and is not involved in any disputes, claims or controversies with any Producer listed on the
UK Producer List or IR Producer List. As of the date hereof, neither Seller has received any written notice from any Producer listed on the UK Producer List or IR Producer List (y) terminating, reducing or otherwise materially changing, or intending or threatening to terminate, reduce or otherwise materially change, its relationship with either Seller, or (z) cancelling or not renewing, or intending or threatening to cancel or not renew, any Insurance Contract. None of the Insurance Contracts has been co-brokered or sub-brokered by either Seller with any third party other than the Producers identified in
Disclosure Schedule 2.4(b)(i), and no other third party owns or otherwise has any right, title or interest in or to the commissions, fees or other revenue derived therefrom.
(c) Except as set forth in Disclosure Schedule 2.4(c), to the Knowledge of Sellers, each
Producer on the UK Producer List and IR Producer List is duly licensed to act as a Producer on its own merits with respect to the Business or perform the services performed in connection with the Business in each such jurisdiction in which such Producer produces business or Person performs services for such
Seller.
2.5 Absence of Certain Changes. Since December 31, 2023, except as expressly contemplated by this Agreement, (a) each Seller has conducted the Business with respect to the Purchased Assets in the Ordinary Course of Business and (b) no event has occurred that would reasonably be expected to cause, in whole or part, a material adverse effect on the Purchased Assets.
2.6 Material Contracts.
(a) Disclosure Schedule 2.6(a) lists each of the following Contracts by which any of the
Purchased Assets are bound or affected: (i) Contract granting any Person a Lien upon all or any part of the assets, properties or rights of the Purchased Assets; (ii) broker, distributor, vendor, customer, franchise, agency or maintenance Contracts; (iii) Contract which prohibits, or could pursuant to its terms prohibit either Buyer or their respective Affiliates from, freely engaging in the Business anywhere in the world, including any Contracts with non-competition, exclusivity, non-solicit or no-hire provisions;
(iv) powers of attorney executed by or on behalf of either Seller in respect of the Purchased Assets;
and/or (v) other Contracts that are material to the Purchased Assets.
(b) Each Contract required to be listed in Disclosure Schedule 2.6(a) or Disclosure Schedule
2.4(b)(ii) (each, a “Material Contract”) and except as set forth in the relevant subsection of Disclosure
Schedule 2.6(b), is a valid and binding agreement of the Seller party thereto and is in full force and effect, and neither the applicable Seller nor, to the Knowledge of Sellers, any other party thereto is in default or breach under (or is alleged to be in default or breach under) the terms of, or has provided or received any notice of any intention to terminate, any such Material Contract, and, to the Knowledge of
Sellers no event or circumstance has occurred that, with notice or lapse of time or both, would constitute an event of default thereunder or result in a termination thereof or would cause or permit the acceleration of or other changes of or to any right or obligation or the loss of any benefit thereunder. No material right of either Seller under any of the Material Contracts has been waived. Sellers have provided a true and accurate description of the terms of each Material Contract in the Disclosure Schedules hereto.
2.7 Insurance Contracts. Disclosure Schedule 2.7 sets forth, for each (A) UK Insurance
Contract, and (B) IR Insurance Contract along with (i) such Insurance Contract’s date of expiration, cancellation and/or anniversary, as applicable, (ii) the date that notice of non-renewal is required to be sent, (iii) the Producer of each Insurance Contract and (iv) the insurer for each Insurance Contract. No third party has, or has asserted, or to the Knowledge of Sellers, threatened to assert, any right to or interest in the Purchased Assets, subject to the rights of Producers and Policyholders and applicable
Law. Sellers have made available true, correct and complete (y) lists of the Insurance Contracts and (z)
copies of the Insurance Contracts issued.
2.8 Litigation. (a) There is no Litigation pending or, to the Knowledge of Sellers, threatened against or affecting the Business or any of the Purchased Assets before any court or arbitrator or any
Governmental Authority; (b) there are no settlement agreements or similar written agreements with any
Governmental Authority and no outstanding orders, judgments, stipulations, decrees, injunctions, determinations or awards issued by any Governmental Authority against or affecting the Business or any of the Purchased Assets; and (c) there is no Litigation pending against or, to the Knowledge of
Sellers, threatened in writing against or affecting, either Seller before any court or arbitrator or any
Governmental Authority which in any manner challenges or seeks to prevent, enjoin, alter or materially delay the transactions contemplated by this Agreement or the Ancillary Agreements. Disclosure
Schedule 2.8 sets forth a complete and correct list and description of all Litigation made, filed or otherwise initiated in connection with the Business or the Purchased Assets that are pending or have been resolved in the past three (3) years and the resolution thereof.
2.9 Compliance with Laws. For the last three (3) years, each Seller has complied, and as of the date hereof, is complying, with all Laws applicable to the conduct or operation of the Business as currently conducted or the ownership and use of the Purchased Assets and is not, and has not been, under, and, as of the date hereof, has not received any notice of, any investigation with respect to any violation of any Laws applicable to the conduct of the Business. Each Seller has all material licenses, franchises, permits, certificates, approvals, registrations or other similar authorizations issued by applicable Governmental Authorities and affecting, or relating to, the Purchased Assets or the operation of the Business (the “Permits”). The Permits are valid and in full force and effect, neither Seller is in material default under the Permits, none of the Permits will be terminated as a result of the transactions contemplated hereby and neither Seller nor any of its respective Affiliates has received notice that such

Seller is in violation of any of the terms or conditions of any Permit or alleging the failure to maintain any Permit.
2.10 Employees, Labor Matters, etc. None of the Sellers’ employees have the right, under
Applicable Law, to have their employment transferred to either Buyer as a consequence of the transfer of the Purchased Assets and neither Buyer has any obligation to offer employment to any of either
Seller’s employees.
2.11 Tax Matters. Except as set forth on Disclosure Schedule 2.11, in respect of the Business:
(a) Each Seller has timely filed all federal, state, local and foreign income, information and other Tax Returns with respect to the Business or the Purchased Assets that are required to be filed, and all such returns are true, complete and accurate in all material respects and such filings accurately reflect the Tax liabilities of each Seller;
(b) all Taxes, assessments and other governmental charges imposed upon either Seller with respect to the Business (whether or not shown on any Tax Return), or upon any of the Purchased Assets or any assets, income or franchises of either Seller relating to the Business, have been timely paid or, if not yet payable, will be timely paid;
(c) there are no Liens for Taxes (other than for current Taxes not yet due and payable) upon any of the Purchased Assets;
(d) all deficiencies asserted, or assessments made, against a Seller as a result of examinations or audits by any Tax Authority have been fully paid; and
(e) Neither Seller is under examination or audit by any Tax Authority (and, to the Knowledge of Sellers, no Tax Authority has threatened to examine or audit any Tax or Tax Return of either Seller), and neither Seller is a party to any litigation or administrative proceeding with respect to any Tax or Tax
Return.
(f) All outstanding tax liabilities (including those related to income tax, corporation tax, employment tax, sales tax and any other liabilities), penalties and charges relating to the Business prior to Closing, remain the responsibility of the Sellers.
2.12 Transactions with Affiliates. No Affiliate of either Seller owns any of the Purchased
Assets.
2.13 No Finders’ Fees. There is no investment banker, broker, finder, agent or other intermediary who might be entitled to any fee, payment or commission from Buyer or any of its
Affiliates in connection with the transactions contemplated by this Agreement or the Ancillary
Agreements.
2.14 Names. During the five (5) year period prior to the execution and delivery of this
Agreement, neither Seller has used any name or names under which it has invoiced account debtors, maintained records concerning its assets or otherwise conducted business with respect to the Business, other than the exact name under which it has executed this Agreement, its UK Branches; and the trading name Maiden Life and General.
2.15 Bulk Sales Laws. Sellers are in compliance with the provisions of any and all bulk sales, bulk transfer or similar Applicable Laws of any jurisdiction that may be applicable with respect to the sale of any or all of the Purchased Assets to Buyer.

ARTICLE 3
Representations and Warranties of Buyers
Each Buyer, severally and not jointly, represents and warrants to Sellers as follows:
ARTICLE 3
3.1 Corporate Status. AEL Buyer is duly incorporated and validly existing under the laws of
England and Wales. AIU Buyer is duly incorporated and validly existing under the laws of Dublin,
Ireland.
3.2 Corporate and Governmental Authorization. Each Buyer has all requisite corporate power and authority to execute and deliver this Agreement and the Ancillary Agreements, to perform its respective obligations hereunder and thereunder and to consummate the transactions contemplated hereby and thereby. The execution and delivery of this Agreement and the Ancillary Agreements by each Buyer, the performance of such Buyer’s obligations hereunder and thereunder and the consummation of the transactions contemplated hereby and thereby have been duly authorized by all requisite corporate action of such Buyer. Each Buyer has duly executed and delivered this Agreement.
This Agreement constitutes and the Ancillary Agreements when executed and delivered will constitute the legal, valid and binding obligation of such Buyer, enforceable against such Buyer, in accordance with its terms.
(b) The execution, delivery and performance of this Agreement and the Ancillary Agreements by each Buyer and the consummation of the transactions contemplated hereby and thereby, require no prior Consent of, permit or exemption from, action by or in respect of, filing or declaration with or notice to any Governmental Authority other than as may result from any facts or circumstances relating to
Sellers or their respective Affiliates.
3.3 Non-Contravention. The execution and delivery of this Agreement and the Ancillary
Agreements by each Buyer, and the performance of its obligations hereunder and thereunder do not
(a) conflict with, result in a default of or breach of any provision of any of the Organizational Documents of such Buyer, (b) conflict with, violate or breach in any material respect any provision of any applicable
Law or (c) require any Consent or other action by any Person under, constitute a default or an event that, with or without notice or lapse of time or both, would constitute a default under, or cause or permit termination, cancellation, acceleration, amendment, modification or other change of any right or obligation or the loss of any benefit under, any provision of any material agreement or other instrument to which such Buyer is a party.
3.4 Finders’ Fees. There is no investment banker, broker, finder, agent or other intermediary engaged by either Buyer who is entitled to any fee, payment or commission from either Seller or any of its Affiliates in connection with the transactions contemplated by this Agreement or the Ancillary
Agreements. Litigation. There are no settlement agreements or similar written agreements with any
Governmental Authority and no outstanding orders, judgments, stipulations, decrees, injunctions, determinations or awards issued by any Governmental Authority against or affecting either Buyer which in any manner challenges or seeks to prevent, enjoin, alter or materially delay the transactions contemplated by this Agreement or the Ancillary Agreements. There is no Litigation pending against or, to the Knowledge of Buyers, threatened in writing against or affecting, either Buyer before any court or arbitrator or any Governmental Authority which in any manner challenges or seeks to prevent, enjoin, alter or materially delay the transactions contemplated by this Agreement or the Ancillary Agreements.
3.6 Investigation. Each Buyer acknowledges that it and its Representatives have received access to the documentation set forth on Disclosure Schedule 3.6 which it and its Representatives have desired or requested to review. Buyer acknowledges and agrees that it has made its own inquiry and investigation into, the documentation set forth on Disclosure Schedule 3.6, and, based thereon, have formed an independent judgment concerning the documentation set forth on Disclosure Schedule 3.6.
Except for the specific representations and warranties expressly made by Sellers in this Agreement, Each
Buyer acknowledges and agrees that neither Seller is making and has not made any representation or warranty, expressed or implied, at law or in equity, in respect of the Business, the Renewal Rights or any of its operations, prospects or condition (financial or otherwise), including with respect to merchantability or fitness for any particular purpose of any assets, the nature or extent of any Liabilities, the prospects of the Business, the effectiveness or the success of any operations.

ARTICLE 4
Certain Covenants
4.1 Access to Information; Confidentiality; Books and Records. For seven (7) years following the Closing, Sellers shall promptly afford Buyers and their respective agents reasonable access during normal business hours and upon reasonable notice to each Seller’s books and records and information
(in each case relating to periods ending on or prior to the Closing Date), employees responsible for the maintenance of such books and records and information, and auditors, in each case to the extent (i)

reasonably necessary for Buyers in connection with any audit, investigation, dispute or Litigation, and
(ii) related to the Purchased Assets that are in the possession or under the control of Sellers; provided, that (A) such activities do not unreasonably interfere with the ongoing business or operations of Sellers,
(B) no personal information shall be disclosed or used other than in compliance with applicable privacy law; and (C) nothing herein shall require either Seller or their respective Representatives to furnish to
Buyers or provide Buyers with access to information that (1) is subject to an attorney-client or an attorney work-product privilege, or (2) legal counsel for Sellers reasonably concludes may give rise to antitrust or competition law issues or violate a protective order or otherwise may not be disclosed pursuant to applicable Law; provided, that Buyers agree to reimburse the other party promptly for all reasonable and documented out-of-pocket costs and expenses incurred in connection with any such request.
(b) Each Seller will hold, and will cause its Affiliates and Representatives to hold, any
Confidential Information of the Business and Buyers in strict confidence and not disclose any such
Confidential Information to any Person, except with the prior written consent of the Buyers or unless compelled to disclose by judicial or administrative process or by other requirements of applicable Law or of any applicable stock exchange (subject to the last sentence of this Section). In the event either
Seller, its Affiliates or its Representatives is required by Law to disclose any Confidential Information, such Seller shall promptly notify Buyer in writing, which notification shall include the nature of the legal requirement and the extent of the required disclosure, and shall cooperate with Buyers to preserve the confidentiality of such information consistent with applicable Law.
(c) Except as otherwise permitted by this Agreement, none of the parties hereto shall make, or permit any of their Affiliates or Representatives to make, any public announcement or issue any press release in respect of this Agreement or the transactions contemplated hereby without the prior written consent of the other party (such consent not to be unreasonably withheld, delayed or conditioned);
provided, however, that nothing in this Agreement shall prevent (i) the Buyers or any of their respective
Affiliates from any written or oral communications to the Policyholders or Producers, or to any other business relationships included in the Purchased Assets informing them of the consummation of the transactions contemplated hereby and with respect to any integration, transition and related business matters or (ii) any party from complying with applicable Law or with the requirements of any securities exchange.

4.2 Notices and Further Assurances. Sellers acknowledge and agree that Sellers are required by applicable Laws to send notices of non-renewal to the Policyholders (each, a “Policyholder Notice”)
under the Insurance Contracts and will send such notices no more than thirty 30 days prior to the
Commencement Date (unless more than thirty (30) days’ notice is required under the applicable
Insurance Contract) and in accordance with applicable Laws. Sellers shall notify the Buyers prior to sending any Policyholder Notice (but at least (10) Business Days in advance of any Policyholder
Notice). Each Policyholder Notice shall be in a form approved by the Buyers (after considering in good faith any reasonable comments from Sellers as may be required to comply with Applicable Law). The
Policyholder Notice is subject to regulatory obligations upon the Seller to offer continuation and nothing in this clause prevents the Seller from compliance with these obligations. Each of the parties shall execute and deliver such further instruments of conveyance and transfer and take such additional actions as the other party may reasonably request to effect, consummate, confirm or evidence the transfer to
Buyers of the Purchased Assets and do, or cause to be done, all things necessary, proper or advisable in compliance with applicable Laws to consummate and make effective, as soon as reasonably practicable, the transactions contemplated hereby, including making all required filings with, or applications to,
Governmental Authorities and Sellers shall use commercially reasonable efforts to obtain all Consents necessary for the parties to consummate the transactions contemplated hereby and for Buyers to conduct the Business, without expense to Buyers.
4.3 Restrictive Covenants. Each Seller hereby acknowledges that it is familiar with the
Business’ trade secrets and with other Confidential Information related to the Purchased Assets. Each
Seller acknowledges and agrees that the covenants and agreements set forth in this Section 4.3 were a material inducement to Buyers to enter into this Agreement and to perform its obligations hereunder,

that Buyers would not have entered into this Agreement but for the covenants and agreements of Sellers set forth in this Section 4.3 and that Buyers and their respective Affiliates would not obtain the benefit of the bargain set forth in this Agreement as specifically negotiated by the parties hereto if either Seller breached the provisions of this Section 4.3.
(b) Each Seller agrees that until the third (3rd) anniversary of the Closing (the “Restricted
Period”) it shall not (and shall cause its Affiliates not to) directly, or indirectly through another Person, call on, solicit or service any Producer on the UK Producer List or IR Producer List or any Policyholder
(including any Person that was a Producer or Policyholder of the Business at any time during the 12 month period immediately prior to such call, solicit or service), induce or attempt to induce such Person to cease doing business with either Buyer or any of their respective Affiliates with respect to the
Purchased Assets, or in any way interfere with the relationship between any such customer, Producer or business relation and either Buyer or any of their respective Affiliates (including making any negative statements or communications about the Business, either Buyer or their respective Affiliates) in a manner harmful to the Business, Purchased Assets or either Buyer or their respective Affiliates with respect to the Purchased Assets.
(c) During the Restricted Period: neither Seller nor any of either Seller’s respective Affiliates shall, directly or indirectly, solicit any employee who was (i) dedicated to the Business and (ii) hired by a Buyer or one of its Affiliates within six (6) months of the Closing Date; provided, that nothing in this
Section 4.3(c) shall prevent Seller or its Affiliates from (A) soliciting or hiring any such Person whose employment or engagement has been terminated (1) by Buyer or its Affiliates or (2) by such Person voluntarily at least six (6) months prior to the first solicitation or hiring of such Person or (B) soliciting or hiring any such Person who responds to general solicitations to the public or general advertising that is not specifically targeted at such employees.
(d) If, at the time of enforcement of the covenants contained in this Section 4.3 (the
“Restrictive Covenants”), a court shall hold that the duration, scope or area restrictions stated herein are unreasonable under circumstances then existing, the parties agree that the maximum duration, scope or area reasonable under such circumstances shall be substituted for the stated duration, scope or area and that the court shall be allowed and directed to revise the restrictions contained herein to cover the maximum period, scope and area permitted by Law. Each Seller has consulted with legal counsel regarding the Restrictive Covenants and based on such consultation has determined and hereby acknowledges that the Restrictive Covenants are reasonable in terms of duration, scope and area restrictions and are necessary to protect the goodwill of the Business and the substantial investment in the Business made by Buyers hereunder.
(e) If a Seller or any of its Affiliates breaches, or threatens to commit a breach of, any of the
Restrictive Covenants, Buyers and their respective Affiliates shall have the following rights and remedies, each of which rights and remedies shall be independent of the others and severally enforceable, and each of which is in addition to, and not in lieu of, any other rights and remedies available to Buyers or any of their respective Affiliates at Law or in equity: the right and remedy of injunction, to have the Restrictive Covenants specifically enforced and/or other equitable relief by any court of competent jurisdiction, without the necessity of proving actual harm or posting a bond or other security therefor, it being agreed that any breach or threatened breach of the Restrictive Covenants would cause irreparable injury to the Business and Buyers and that money damages would not provide an adequate remedy to the Business or Buyers. In the event of any breach or violation by a Seller of any of the Restrictive Covenants, the time period of such covenant shall be tolled until such breach or violation is resolved.
(f) The Restrictive Covenants in this clause do not prevent the Seller from complying with its regulatory obligations to offer continuation insurance.
4.4 Remittances. From and after the Closing Date,
(a) if either Seller or any of its Affiliates receives (i) any payment from a third party that, pursuant to this Agreement, is due and owing to a Buyer, such Seller shall, or shall cause such
Affiliate of such Seller to, promptly (and in no event later than fifteen (15) days following receipt thereof) remit such payment to the applicable Buyer or (ii) any property that constitutes a
Purchased Asset (or portion thereof) (including any correspondence) the applicable Seller shall, or shall cause such Affiliate of such Seller to, as promptly as practicable, deliver to the applicable
Buyer, in each case of (i) and (ii), without cost or expense to either Buyer; or
(b) if a Buyer or any of its Affiliates receives any payment from a third party that, pursuant to this Agreement, is due and owing to either Seller, the applicable Buyer shall, or shall cause such Affiliate of such Buyer to, promptly (and in no event later than fifteen (15) days following receipt thereof) remit such payment to such Seller, without cost or expense to either Seller.
ARTICLE 5
Survival; Indemnification

5.1 Survival. The representations and warranties in this Agreement and the Disclosure
Schedules and Exhibits attached hereto or in any writing delivered by any party to another party in connection with this Agreement shall survive the Closing as follows:
(a) the Sellers’ Fundamental Representations and Warranties and the Buyers’ Fundamental
Representations and Warranties shall each survive until the expiration of the applicable statute of limitations plus sixty (60) days;
(b) the representations and warranties of Sellers in Section 2.11 (Tax Matters) shall survive until the expiration of the applicable statute of limitations plus sixty (60) days; and
(c) all other representations and warranties of Sellers in Article 2 of this Agreement and of
Buyers in Article 3 of this Agreement and the Disclosure Schedules and Exhibits attached hereto or in any writing delivered by any party to another party in connection with this Agreement shall survive for the eighteen (18) month period following the Closing; provided, that any representation or warranty in respect of which indemnity may be sought under Section 5.2 below, and the indemnity with respect thereto, shall survive the time at which it would otherwise terminate pursuant to this Section ARTICLE
5 if notice of the inaccuracy or breach or potential inaccuracy or breach thereof giving rise to such right or potential right of indemnity shall have been given to the party against whom such indemnity may be sought prior to such time (regardless of when the Losses in respect thereof may actually be incurred).
The representations and warranties in this Agreement and the Disclosure Schedules and Exhibits attached hereto or in the Ancillary Agreements shall survive for the periods set forth in this Section
ARTICLE 5 and shall not be affected or deemed waived by reason of any knowledge or any investigation, inquiry or examination made for or on behalf of any Indemnitee (including by any of its
Representatives). The parties acknowledge that indemnification hereunder with respect to the breach of any covenant or agreement contained herein, including any breach of any covenant or agreement contained in this Article 5, shall survive until fully performed or discharged, but shall not be subject to any limitation set forth in Section 5.1. Notwithstanding the foregoing or any other provision in this
Agreement, the parties agree that nothing in this Agreement (including this Article 5) shall limit or restrict any party’s rights to maintain or recover any amounts in connection with any action or claim based upon fraud, intentional misrepresentation or willful or criminal misconduct or deceit.
5.2 Indemnification.Indemnification by Sellers. Sellers shall indemnify Buyers and their respective Affiliates , and each of their respective equity holders, officers, directors, employees, agents, partners, representatives, successors and assigns (collectively, the “Buyer Parties”) and save and hold each of them harmless from and against and pay on behalf of or reimburse such Buyer Parties as and when incurred for any loss, liability, demand, judgment, claim, action, cause of action, cost, damage, deficiency, Tax, penalty, fine or expense, whether or not arising out of third-party claims (including interest, penalties, reasonable legal, consulting and other professional fees and expenses and all amounts paid in investigation, defense or settlement of any of the foregoing) (collectively, “Losses”), which any such Buyer Party may suffer, sustain or become subject to, as a result of, in connection with, relating or incidental to or by virtue of:
(i) any breach by a Seller or any inaccuracy of any representation or warranty made by a Seller in this Agreement or any of the Disclosure Schedules or Exhibits attached hereto, or in any of the Ancillary Agreements (determined in each case without regard to any qualification or limitation with respect to materiality or other similar qualification or limitation) or Ancillary
Agreements;

(ii) any nonfulfillment or breach of any covenant, agreement or other provision by a
Seller under this Agreement or any of the Disclosure Schedules and Exhibits attached hereto;
(iii) any Excluded Liability; and
(iv) any and all Losses relating to or otherwise caused by a demand or request from an employee of the Sellers to transfer his or her employment to the Buyer, including Losses incurred if the Buyer becomes obliged, under Applicable Law, to employ such person and subsequently terminate the employment for such person.
(b) Indemnification by Buyers. Buyers shall indemnify each Seller and their respective
Affiliates, and each of their respective equity holders, officers, directors, employees, agents, partners, representatives, successors and assigns (collectively, the “Seller Parties”) and save and hold each of them harmless from and against and pay on behalf of or reimburse such Seller Parties as and when incurred for any Losses which such Seller may suffer, sustain or become subject to, as the result of, in connection with, relating or incidental to or by virtue of (i) the breach by a Buyer or any inaccuracy of any representation or warranty made by a Buyer in this Agreement or any of the Disclosure Schedules or Exhibits attached hereto, or in any of the Ancillary Agreements (determined in each case without regard to any qualification or limitation with respect to materiality or other similar qualification or limitation), or (ii) any nonfulfillment or breach of any covenant, agreement or other provision by a Buyer under this Agreement or any of the Disclosure Schedules and Exhibits attached hereto; provided, however, that Buyers’ aggregate liability under (A) Section 5.2(b)(i) above (other than with respect to the Buyer Fundamental Representations and Warranties and Ancillary Agreements, for which the following limitation will not apply), shall in no event exceed an amount equal to the Cap, and (z) Section
5.2(b)(ii) shall in no event exceed an amount equal to €100,000.
(c) Manner of Payment. Except as otherwise provided herein, any indemnification of the
Buyer Parties or the Seller Parties pursuant to this Section 5.2 shall be effected by wire transfer of immediately available funds from the applicable Seller or Buyer, as the case may be, to an account(s)
designated by the applicable Buyer Party or applicable Seller, as the case may be, within ten (10) days after the determination thereof. Notwithstanding the foregoing, the Buyer Parties shall be entitled to (but shall not be required to) set-off any amounts due or payable to any of the Buyer Parties by a Seller pursuant to this Section 5.2 against any amounts otherwise due and payable by any of the Buyer Parties to any Seller Party pursuant to this Agreement (including, without limitation, any Renewal Commission
Payment). All indemnification payments under this Section 5.2 shall be deemed adjustments to the
Purchase Price for income Tax purposes.
(d) Defense of Third-Party Claims. Any Person making a claim for indemnification under this
Section 5.2 (an “Indemnitee”) in respect of, arising out of or involving a claim or demand made by any
Person other than a party hereto or Affiliate thereof (a “Third Party Claim”) shall notify the indemnifying party (an “Indemnitor”) of the claim in writing as promptly as reasonably practicable after receiving written notice of the Third Party Claim, describing the claim (in reasonable detail), the amount thereof
(if known and quantifiable) and the basis thereof; provided, that the failure to so notify an Indemnitor shall not relieve the Indemnitor of its obligations hereunder or affect, limit or reduce the indemnification provided hereunder except to the extent that the Indemnitor’s ability to defend against the Third Party
Claim is materially and adversely affected by such failure (and then only to the extent that such failure shall have caused the damages for which the Indemnitor is obligated to be greater than such damages would have been had the Indemnitee given the Indemnitor prompt notice hereunder). Indemnitee shall control the defense of any Third-party Claim. Indemnitor shall be entitled to participate in the defense of such Third Party Claim giving rise to an Indemnitee’s claim for indemnification at Indemnitor’s cost and expense, subject in all cases to Indemnitee’s ultimate control over the defense of such Third Party
Claim; provided, that the Indemnitor shall not be entitled to participate in such defense (unless otherwise agreed to in writing by the Indemnitee) and shall pay the fees and expenses of counsel retained by the
Indemnitee if (A) the claim for indemnification relates to or arises in connection with, or otherwise alleges, any criminal or quasi-criminal proceeding, action, indictment, allegation or investigation;
(B) the Third Party Claim seeks an injunction or equitable relief or other non-monetary remedies against the Indemnitee; (C) the Indemnitee has been advised by counsel that a reasonable likelihood exists of a conflict of interest between the Indemnitor and the Indemnitee; or (D) the Third Party Claim, if

successful, would reasonably be likely to result in a payment by an Indemnitee to one or more third parties that is in excess of the amount for which indemnification may be obtained under this Agreement
(including by reason of the limitations contained in Section 5.2).
(e) Claims Other Than Third Party Claims. If an Indemnitee shall desire to assert any claim or demand for indemnification provided for under this Section 5.2 other than a claim or demand in respect of, arising out of or involving a Third Party Claim, such Indemnitee shall notify the Indemnitor of the claim or demand in writing (a “Claim Notice”), describing the claim (in reasonable detail), the amount thereof (if known and quantifiable) or an estimate thereof (the “Claim Amount”), within ninety
(90) days after the Indemnitee’s determination that such claim or demand has or would reasonably be expected to give rise to indemnification under Section 5.2; provided, that the failure to so notify an
Indemnitor shall not relieve the Indemnitor of its obligations hereunder or affect, limit or reduce the indemnification provided hereunder except to the extent that the Indemnitor’s ability to defend against the claim or demand is materially and adversely affected by such failure (and then only to the extent that such failure shall have caused the damages for which the Indemnitor is obligated to be greater than such damages would have been had the Indemnitee given the Indemnitor prompt notice hereunder). Within thirty (30) days after delivery of a Claim Notice, the Indemnitor shall deliver to the Indemnitee a written response in which the Indemnitor shall (A) agree that the Indemnitee is entitled to receive all of the
Claim Amount, (B) agree that the Indemnitee is entitled to receive part, but not all, of the Claim Amount
(the “Agreed Amount”) or (C) contest that the Indemnitee is entitled to receive any of the Claim Amount.
If the Indemnitor does not send a timely written response, then the Claim Amount set forth in any Claim
Notice shall be deemed finally determined for all purposes hereunder. Any such notice that contests the
Claim Notice shall describe in general terms the basis for such objection and, to the extent known, the amount of the claim (or an estimate thereof) that the Indemnitor does not believe should be subject to indemnification. Upon receipt of any such dispute notice, the Indemnitee and the Indemnitor shall endeavor in good faith to arrive at a mutually acceptable resolution within thirty (30) days of receipt of such dispute notice. If a resolution is not reached within such thirty (30)-day period, then either party may commence litigation. If it is finally determined (through either agreement of the parties or otherwise) that all or a portion of the Claim Amount is owed to the Indemnitee, the Indemnitor shall, within ten (10) days of such determination, pay the Indemnitee the applicable amount.

(f) Exclusive Remedy. Except for actions seeking specific performance or similar equitable relief, any action or claim based upon fraud or intentional misrepresentation, and any disputes under
Section 1.4(b) (which disputes will be resolved in accordance with the dispute mechanism set forth in
Section 1.4(b)), the indemnification provisions contained in this Article 5 shall be the sole and exclusive remedy for any breach of any representation or warranty made by a party or any covenant or agreement of a party contained in this Agreement.
(g) Limitations.
(i) Notwithstanding anything to the contrary contained in this Agreement: (A) Sellers shall not be liable to the Buyer Parties for indemnification under Section 5.2(a)(i) (other than, in any case, with respect to the Seller Fundamental Representations and Warranties, for which the following limitations will not apply) until the aggregate amount of all Losses in respect of such indemnification exceeds an amount equal to €3,000 (the “Deductible”), after which point Sellers shall indemnify Buyer Parties for all Losses; provided, further, that Sellers’ aggregate liability under Section 5.2(a)(i) (other than, in any case, with respect to the Seller Fundamental
Representations and Warranties, for which the following limitation will not apply), shall in no event exceed an amount equal to €100,000 (the “Cap”); provided, that, for the avoidance of doubt, the Cap shall not apply to the Buyer Parties’ rights to indemnification for any other indemnifiable matters hereunder (including Losses they may suffer, sustain or incur arising from, in connection with or as a result of the breach of any Seller Fundamental Representation), which shall be limited to the Renewal Commission Payments actually received by Sellers.
(ii) NO PARTY HERETO SHALL HAVE ANY LIABILITY UNDER ANY
PROVISION OF THIS AGREEMENT FOR ANY PUNITIVE, EXEMPLARY OR SPECIAL
DAMAGES, ANY DAMAGES BASED UPON ANY TYPE OF MULTIPLE OR
DIMINUTION IN VALUE, BUSINESS INTERRUPTION LOSSES, LOSS OF FUTURE

REVENUE, PROFITS OR INCOME OR LESS OF BUSINESS REPUTATION OR
OPPORTUNITY RELATING TO THE BREACH OR ALLEGED BREACH OF THIS
AGREEMENT; EXCEPT (I) TO THE EXTENT SUCH AMOUNTS ARE ACTUALLY PAID
TO A NON-AFFILIATED PERSON IN RESPECT OF A THIRD PARTY CLAIM OR (II) FOR
LOST PROFITS OR DAMAGES BASED ON DIMINUTION IN VALUE THAT ARE THE
NATURAL, PROBABLE AND REASONABLY FORESEEABLE RESULT OF A BREACH
OF THIS AGREEMENT, AND (B) SHALL BE NET OF ANY AMOUNTS ACTUALLY
RECEIVED BY THE PERSON SEEKING INDEMNIFICATION FOR WHICH SUCH
INDEMNITY PAYMENT IS MADE UNDER ANY THIRD-PARTY INSURANCE POLICY,
REINSURANCE AGREEMENT, WARRANTY OR INDEMNITY, IN EACH CASE,
PROVIDING FOR COVERAGE RELATING THERETO.
(iii) Each party must use commercially reasonable efforts to mitigate any Loss upon becoming aware of any event or circumstance that would be reasonably expected to, or does, give rise to such Loss for which such party seeks indemnification pursuant to this Agreement.
(iv) Subject to any other provisions of this Agreement, and except in the case of circumstances involving fraud, the foregoing indemnification provisions in this Article 5 shall be the exclusive remedy of Buyer Parties and Seller Parties with respect to the transactions contemplated by this Agreement.

(v) Any indemnity payment made hereunder shall be treated by Sellers and Buyers as an adjustment to the Purchase Price.
(vi) Any liability for any Losses shall be determined without duplication of recovery by reason of the state of facts giving rise to such Losses constituting a breach of more than one representation, warranty, covenant, or agreement of this Agreement.
(vii) Notwithstanding the foregoing or any other provision in this Agreement, the parties agree and acknowledge that nothing in this Agreement shall limit or restrict (including any Cap or time limitations) any of the parties’ rights to maintain or recover any amounts in connection with any action or claim based upon fraud, intentional misrepresentation or willful or criminal misconduct.

Definitions
6.1 Certain Terms. The following terms have the respective meanings given to them below:
“AEL Buyer” has the meaning set forth in the Preamble.
“AEL Purchased Assets” has the meaning set forth in Section 1.1(a).
“AEL Renewal Commission Payment” has the meaning set forth in Section 1.4(b).
“AEL Renewal Policies” has the meaning set forth in Section 1.7(x).
“AEL Written Premium” has the meaning set forth on Schedule 6.1(b).
“Affiliate” means, with respect to any Person, any other Person directly or indirectly
Controlling, Controlled by or under common Control with such Person.
“Agreed Amount” has the meaning set forth in Section 5.2(e).
“Agreement” has the meaning set forth in the Preamble.
“Ancillary Agreements” means any agreement, document, certificate and instrument being delivered pursuant to this Agreement, including the documents and agreements to be delivered pursuant to Section 1.5(b) and Section 1.5(c), or otherwise required to consummate the transactions contemplated hereby.
“AIU Buyer” has the meaning set forth in the Preamble.
“AIU Purchased Assets” has the meaning set forth in Section 1.1(b).
“AIU Renewal Commission Payment” has the meaning set forth in Section 1.4(b).
“AIU Renewal Policies” has the meaning set forth in Section 1.7(y).
“AIU Written Premium” has the meaning set forth on Schedule 6.1(b).
“Books and Records” means the UK Books and Records and the IR Books and Records.

“Business” has the meaning set forth in the Recitals.
“Business Day” means any day that is not (i) a Saturday, (ii) a Sunday or (iii) any other day on which commercial banks are authorized or required by law to be closed in London, England or Dublin, Ireland.
“Buyer” has the meaning set forth in the Preamble.
“Buyers’ Fundamental Representations and Warranties” means, collectively, the representations and warranties in Section ARTICLE 3 (Corporate Status), Section 3.2 (Corporate
and Governmental Authorization), Section 3.3 (Non-Contravention) and Section 3.4 (No Finder’s
Fees).
“Buyer Parties” has the meaning set forth in Section 5.2(a).
“Buyer Related Party“ means any current, former or future Affiliate, general or limited partner, stockholder, manager, member, director, officer or employee or other Representative of
Buyer.
“Cap” has the meaning set forth in Section 5.2(g).
“Claim Amount” has the meaning set forth in Section 5.2(e).
“Claim Notice” has the meaning set forth in Section 5.2(e).
“Closing” has the meaning set forth in Section 1.5(a).
“Closing Date” has the meaning set forth in Section 1.5(a).
“Commencement Date” means the date that is the earlier of (a) the six (6) month anniversary of the Closing or (b) thirty (30) days from the date on which Buyer notifies Seller in writing that the Commencement Date shall be such earlier designated date.
“Confidential Information” means all information of a confidential or proprietary nature
(whether or not specifically labeled or identified as “confidential”), in any form or medium, that relates to the Business or the business, products, financial condition, services, or research or development of the Business or their respective suppliers, distributors, customers, independent contractors or other business relations. Confidential Information shall not include information which is or becomes generally available to the public other than as a result of a disclosure in violation of this Agreement.
“Consent” means any notice to, or approval, consent, ratification, waiver, or other authorization of a Person.
“Contract” means as to any Person, any written agreement, indenture, undertaking, debt, instrument, contract, lease or other commitment to which it is a party, by which it is bound or to which any of its assets or properties is subject.
“Control” means, as to any Person, the power, directly or indirectly, to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities, by contract or otherwise. The terms “Controlled by,” “under common Control with”
and “Controlling” shall have correlative meanings.
“Deductible” has the meaning set forth in Section 5.2(g).
“Disclosure Schedules” means the disclosure schedules delivered on the date hereof with this Agreement.
“Excluded Assets” has the meaning set forth in Section 1.2.
“Excluded Liabilities” has the meaning set forth in Section 1.3(a).
“Governmental Authority” means any nation or government, any state or other political subdivision thereof, any entity, authority or body exercising executive, legislative, judicial,

regulatory or administrative functions of or pertaining to government, any court, tribunal or arbitrator and any self-regulatory organization.
“Governmental Order” means any order, ruling, consent, writ, judgment, injunction, settlement, decree, stipulation, determination or award (whether temporary, preliminary or permanent) entered by or with any Governmental Authority.
“IR Insurance Contracts” means all insurance contracts, policies, certificates, binders, slips, covers or other agreements of insurance, including all supplements, riders, endorsements, renewals and extensions issued on behalf of and bound by Maiden Life or Maiden General through any Producer set forth on the IR Producer List and that are in-force as of the Closing Date and/or the Commencement Date. A list of IR Insurance Contracts as of the Closing Date (including, for each such IR Insurance Contract, the applicable policy number, program name, product type, policy effective date, policy expiration date, gross written premium, producer commission percentage, producer name, insurance carrier and any notification requirements) are set forth on
Disclosure Schedule 2.7(a). A list of IR Insurance Contracts as of the Commencement Date shall be provided to AIU Buyer within eight (8) weeks following the Commencement Date in the same format as Disclosure Schedule 2.7(a).
“IR Policyholders” means the holders of the IR Insurance Contracts.
“IR Producer List” has the meaning set forth in Section 1.1(b).
“IR Producers” means the insurance agents, marketers, producers, program managers, underwriters, managing general agents, broker/dealers, wholesalers, brokers, insurance intermediaries, retail agents, sub-agents, sub-brokers or sub-producers that produced any of the IR
Insurance Contracts.
“IR Renewal Rights” means the right and option from and after the Commencement Date to renew or replace (or offer to renew or place) all IR Insurance Contracts issued as part of the
Business prior to the Closing Date or Commencement Date, as applicable, including all of (a)
Maiden Life’s and Maiden General’s direct and indirect expiration, renewal and other rights with respect to the IR Insurance Contracts, (b) the expiration and other data relating to such IR Insurance
Contracts produced by or through Maiden Life or Maiden General in connection with the Business,
(c) all IR Books and Records, and (d) the IR Policyholder list and IR Producer Lists owned or used by Maiden Life or Maiden General in the conduct of the Business; provided, that with respect to each of the foregoing, in no event shall Maiden Life or Maiden General have any obligation to sell, assign, transfer, convey and deliver to AIU Buyer any Non-Public Personal Information and it shall not prevent the Maiden Life or Maiden General from complying with its regulatory obligations to offer continuation insurance.
“Indemnitee” has the meaning set forth in Section 5.2(d).
“Indemnitor” has the meaning set forth in Section 5.2(d).
“Independent Accountant” has the meaning set forth in Section 1.6.
“Insurance Contracts” means the UK Insurance Contracts and IR Insurance Contracts.
“IR Books and Records” has the meaning set forth in Section 1.1(b).“Knowledge of
Sellers” means the knowledge of each of the individuals set forth in the Disclosure Schedule 6.1(a), after reasonable due inquiry (and shall in no event encompass constructive, imputed or similar concepts of knowledge).
“Laws” means, in relation to a Person, any law, regulation, judgment or other legally binding requirement or rule of any governmental authority in any jurisdiction applicable from time to time to such Person, including without limitation competition and anti-trust laws.
“Lien” means any mortgage, lien, pledge, charge, security interest, lease, occupancy agreement, easement, encumbrance, covenant, title defect, license to use, adverse claim or interest or any other restriction or limitation of any kind whatsoever.
“Litigation” means (i) any action, claim, cease and desist letter, demand, suit, litigation, arbitration proceeding, administrative or regulatory proceeding, citation, summons or subpoena of any nature, civil, criminal, regulatory or otherwise, in law or in equity, and (ii) any investigation, examination, inquiry or audit by or before any Governmental Authority.
“Losses” has the meaning set forth in Section 5.2(a).
“Maiden General” has the meaning set forth in the Preamble.
“Maiden Life” has the meaning set forth in the Preamble.
“Material Contract” has the meaning set forth in Section 2.6(b).
“Non-Public Personal Information” means personally identifiable medical, financial, other personal data or special category personal data, in each case, about Policyholders and any other proposed, current and former applicants, policy owners, contract holders, insureds, annuitants, claimants and beneficiaries of the Insurance Contracts. Non-Public Personal Information does not include de-identified personal data (i.e., information that does not identify, or could not reasonably be used specifically to identify, an individual).
“Ordinary Course of Business” means, in respect of any Person, the ordinary course of such Person’s business, as conducted by such Person in accordance with past practice.
“Organizational Documents” means the articles of incorporation, certificate of incorporation, charter, by-laws, articles of formation, certificate of formation, regulations, operating agreement, certificate of limited partnership, partnership agreement and all other similar documents, instruments or certificates executed, adopted or filed in connection with the creation, formation or organization of a Person (in each case, as applicable to such Person), including any amendments, supplements and restatements thereto.
“Permits” has the meaning set forth in Section 2.9.
“Person” means an individual, corporation, partnership, limited liability company, association, firm, trust or other entity or organization, including any Governmental Authority.
“Policyholder Notice” has the meaning set forth in Section 4.2(a).
“Policyholders” means the UK Policyholders and the IR Policyholders.
“Producers” means UK Producers and the IR Producers.
“Purchase Price” has the meaning set forth in Section 1.4(a).
“Purchased Assets” means the AEL Purchased Assets and the AIU Purchased Assets.
“Renewal Commission Arbitration Firm” has the meaning set forth in Section 1.4(b).
“Renewal Commission Objection Notice” has the meaning set forth in Section 1.4(b).
“Renewal Commission Payments” means the AIU Renewal Commission Payment and the
AEL Renewal Commission Payment.
“Renewal Commission Period” means each of the first two (2) successive twelve (12)-
month periods following the Commencement Date, with the first such period commencing on the
Commencement Date.
“Renewal Commission Statement” has the meaning set forth in Section 1.4(b).
“Representatives” means, with respect to any Person, any member, director, officer, principal, attorney, employee, agent, consultant, accountant or any other Person acting in a representative capacity for such Person.
“Restricted Period” has the meaning set forth in Section 4.3(b).

“Restrictive Covenants” has the meaning set forth in Section 4.3(d).
“Seller” or “Sellers” has the meaning set forth in the Preamble.
“Sellers’ Fundamental Representations and Warranties” means, collectively, the representations and warranties set forth in Section 2.1 (Corporate Status), Section 2.2 (Corporate
and Authorization), Section 2.3 (Non-Contravention; Organizational Documents), Section 2.12
(Transactions with Affiliates) and Section 2.13 (No Finder’s Fees).
“Seller Parties” has the meaning set forth in Section 5.2(b).
“Statements” has the meaning set forth in Section 2.4(a).
“Tax” means all direct and indirect taxes and charges, social security fees, fees, duties and other assessments, including any income tax, sales tax, use tax, transfer tax, transaction tax, investment tax, capital tax, real property tax, value added tax, insurance premium tax, withholding tax, employment tax, asset holding tax or registration tax, preliminary tax under English law or
Irish law, or the equivalent legislation in any relevant jurisdiction, or any amendments or replacements thereof, and deferred taxes, wherever arising, together with any interest, penalties, residual tax charges or addition to tax.
“Tax Authority” means any Governmental Authority, quasi-governmental authority, instrumentality or political or other subdivision, department or branch of any of the foregoing, with the legal authority to impose, assess or collect Taxes.
“Tax Return” means any return, declaration, report, claim for refund, or information return or statement relating to Taxes, including any amendment thereof, schedule or attachment thereto, required to be filed with any Tax Authority.
“Third Party Claim” has the meaning set forth in Section 5.2(d).
“UK Books and Records” has the meaning set forth in Section 1.1(a)(iii).
“UK Insurance Contracts” means all insurance contracts, policies, certificates, binders, slips, covers or other agreements of insurance, including all supplements, riders, endorsements, renewals and extensions issued on behalf of and bound by Maiden Life and Maiden General through any Producer set forth on the UK Producer List and that are in-force as of the Closing
Date and/or the Commencement Date. A list of UK Insurance Contracts as of the Closing Date
(including, for each such UK Insurance Contract, the applicable policy number, program name, product type, policy effective date, policy expiration date, gross written premium, producer commission percentage, producer name, insurance carrier and any notification requirements) are set forth on Disclosure Schedule 2.7(b). A list of UK Insurance Contracts as of the Commencement
Date shall be provided to AEL Buyer within eight (8) weeks following the Commencement Date in the same format as Disclosure Schedule 2.7(b).
“UK Producer List” has the meaning set forth in Section 1.1(a).
“UK Producers” means the insurance agents, marketers, producers, program managers, underwriters, managing general agents, broker/dealers, wholesalers, brokers, insurance intermediaries, retail agents, sub-agents, sub-brokers or sub-producers that produced any of the
UK Insurance Contracts.
“UK Policyholders” means the holders of the UK Insurance Contracts.
“UK Renewal Rights” means the right and option from and after the Commencement Date to renew or replace (or offer to renew or place) all UK Insurance Contracts issued as part of the
Business prior to the Closing Date or Commencement Date, as applicable, including all of (a)
Maiden Life’s and Maiden General’s direct and indirect expiration, renewal and other rights with respect to the UK Insurance Contracts, (b) the expiration and other data relating to such UK
Insurance Contracts produced by or through Maiden Life or Maiden General in connection with the Business, (c) all UK Books and Records, and (d) the UK Policyholder List and UK Producer
Lists owned or used by Maiden Life or Maiden General in the conduct of the Business; provided, that with respect to each of the foregoing, in no event shall Maiden Life or Maiden General shall have any obligation to sell, assign, transfer, convey and deliver to AEL Buyer any Non-Public
Personal Information and it shall not prevent Maiden Life or Maiden General from complying with its regulatory obligations to offer continuation insurance.
“Virtual Data Room” means the virtual data room titled “Project Windsor” established by
Sellers and maintained by Intralinks Inc. in connection with the transactions contemplated by this
Agreement.
“Written Premium” has the meaning set forth in Disclosure Schedule 6.1(b).
6.2 Construction. The words “hereof”, “herein” and “hereunder” and words of like import used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this
Agreement. The words “party” or “parties” shall refer to the parties to this Agreement. The captions herein are included for convenience of reference only and shall be ignored in the construction or interpretation hereof. References to Articles, Sections and Exhibits are to Articles, Section and Exhibits
of this Agreement unless otherwise specified. All Exhibits and Schedules annexed hereto or referred to herein are hereby incorporated in and made a part of this Agreement as if set forth in full herein. Any capitalized term used in any Exhibit or Schedule but not otherwise defined therein shall have the meaning given to such term in this Agreement. Any singular term in this Agreement shall be deemed to include the plural, and any plural term the singular. Whenever the words “include”, “includes” or
“including” are used in this Agreement, they shall be deemed to be followed by the words “without limitation”, whether or not they are in fact followed by those words or words of like import. “Writing”,
“written” and comparable terms refer to printing, typing and other means of reproducing words
(including electronic media) in a visible form. References to any agreement or contract are to that agreement or contract as amended, modified or supplemented from time to time in accordance with the terms hereof and thereof. References to any Person include the successors and permitted assigns of that
Person. References from or through any date mean, unless otherwise specified, from and including or through and including, respectively. Any reference to “days” means calendar days unless Business Days are expressly specified. If any action under this Agreement is required to be done or taken on a day that is not a Business Day, then such action shall be required to be done or taken not on such day but on the first succeeding Business Day thereafter. References to “$” shall mean U.S. dollars.

ARTICLE 7
Miscellaneous
7.1 Notices. All notices, requests and other communications to any party hereunder shall be in writing (including email transmission) and shall be given:if to Buyer,
c/o AmTrust Europe Limited, Exchequer Court
33 St Mary's Axe London UK EC3A 8AA
Attention: Company Secretarial
Email: CompanySecretarial@amtrustgroup.com;
Anita.mackay@amtrustgroup.com
with a copy (which shall not constitute notice) to:
c/o Amtrust International Underwriters
DAC 6-8 College Green

Dublin 2, DO2 VP48, Ireland.
Email: Jonathan.O'Brien@amtrustgroup.com;
vicky.oneill@amtrustgroup.com
and
AmTrust Financial Services, Inc.
59 Maiden Lane, 43rd Floor
New York, NY 10038
Attention: David Saks; Julianne English
Email: CompanySecretarial@amtrustgroup.com;
David.Saks@amtrustgroup.com;
julianne.english@amtrustgroup.com;
Jeremy.Cadle.@amtrustgroup.com.
if to Sellers,
Mailbox 683
114 11 Stockholm
Sverige
Attention: Managing Director
Email: Matthias.schaefer@maideniis.com
Daniel.deckers@maideniis.com
with a copy (which shall not constitute notice) to:

Maiden Holdings, Ltd.
228 Park Avenue South, Suite 25931
New York, NY 10003

Attention: Lawrence F. Metz, Executive Vice Chairman and Group President
Email: lmetz@maiden.bm
Maiden Life Försäkrings AB, UK Branch
Albion House, Valley Centre, Gordon Road, High Wycombe, Bucks, HP13 6EQ
Attention: Head of Branch
Email: chris.james@maideniis.com
max.reid@maideniis.com
louisa.monniot@maideniis.com
Maiden General Försäkrings AB, UK Branch
Albion House, Valley Centre, Gordon Road, High Wycombe, Bucks, HP13 6EQ
Attention: Head of Branch
Email: richard.simon@maideniis.com

max.reid@maideniis.com
louisa.monniot@maideniis.com
or such other address or email as such party may hereafter specify for the purpose by notice to the other parties hereto. All such notices, requests and other communications shall be deemed received on the date of receipt by the recipient thereof if received prior to 5:00 p.m. on a Business
Day in the place of receipt. Otherwise, any such notice, request or communication shall be deemed to have been received on the next succeeding Business Day in the place of receipt.
7.2 Amendment; Waivers, etc This Agreement may only be modified by subsequent instruments signed by the parties to this Agreement. No amendment, modification or discharge of this
Agreement, and no waiver hereunder, shall be valid or binding unless set forth in writing and duly executed by the party against whom enforcement of the amendment, modification, discharge or waiver is sought. Any such waiver shall constitute a waiver only with respect to the specific matter described in such writing and shall in no way impair the rights of the party granting such waiver in any other respect or at any other time. Neither the waiver by any of the parties hereto of a breach of or a default under any of the provisions of this Agreement, nor the failure by any of the parties, on one or more occasions, to enforce any of the provisions of this Agreement or to exercise any right or privilege hereunder, shall be construed as a waiver of any other breach or default of a similar nature, or as a waiver of any of such provisions, rights or privileges hereunder. Except for matters specifically governed by
Section 1.4(b), the rights and remedies herein provided are cumulative and none is exclusive of any other, or of any rights or remedies that any party may otherwise have at law or in equity.
7.3 Expenses. Except as otherwise provided herein, all costs, fees and expenses incurred in connection with this Agreement and the transactions contemplated hereby, whether or not consummated, shall be paid by the party incurring such cost or expense. Sellers shall pay all costs, fees and expenses required to obtain any Consents required for their consummation and performance of this Agreement, including its performance of the Services.
7.4 Governing Law, etc. This Agreement shall be governed by and construed in accordance with the laws of Ireland without any reference to its conflict of law principles and the Parties agree that the courts of Ireland have exclusive jurisdiction to settle any claim, dispute or matter of difference which may arise in any way whatsoever out of or in connection with this Agreement (including without limitation claims for set-off or counterclaim) or the legal relationships established by this Agreement.
7.5 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, successors and permitted assigns; provided that this Agreement shall not be assignable or otherwise transferable by any party, directly or indirectly, without the prior written consent of the other parties, provided that Buyer shall be entitled to assign its rights and obligations under this Agreement to an Affiliate, it being understood that no such assignment shall relieve Buyer of its obligations hereunder.
7.6 Entire Agreement. This Agreement (together with the Schedules and Exhibits attached hereto) and the Ancillary Agreements constitute the entire agreement of the parties hereto and supersede all prior agreements, understandings and representations, both written and oral, between the parties with respect to the subject matter hereof.
7.7 Severability. If any provision, including any phrase, sentence, clause, section or subsection, of this Agreement is determined by a court of competent jurisdiction to be invalid, inoperative or unenforceable for any reason, such circumstances shall not have the effect of rendering such provision in question invalid, inoperative or unenforceable in any other case or circumstance, or of rendering any other provision herein contained invalid, inoperative or unenforceable to any extent whatsoever. Upon any such determination, each provision of this Agreement shall be interpreted as to be effective and valid under applicable Law.
7.8 Counterparts; Effectiveness; Third Party Beneficiaries. This Agreement may be executed in several counterparts, each of which shall be deemed an original and all of which shall together constitute one and the same instrument. This Agreement shall become effective when each party shall have received a counterpart hereof signed by all of the other parties. Until and unless each party has received a counterpart hereof signed by the other party, this Agreement shall have no effect and no party shall have any right or obligation hereunder (whether by virtue of any other oral or written agreement or other communication). Except for Indemnities under Article 5 hereof, no provision of this Agreement is intended to confer any rights, benefits, remedies, obligations or liabilities hereunder upon any Person other than the parties to this Agreement and their respective successors and permitted assigns. This
Agreement and all provisions and conditions hereof are intended to be, and shall be, for the sole and exclusive benefit of such Persons and for the benefit of no other Person.
7.11 Representation by Counsel. Each of the parties hereto acknowledges that it has been represented by independent counsel of its choice throughout all negotiations that have preceded the execution of this Agreement and that it has executed the same with consent and upon the advice of said independent counsel. The parties hereto have participated jointly in the negotiation and drafting of this Agreement. In the event an ambiguity or question of intent arises, this Agreement shall be construed as if drafted jointly by the parties hereto, and no presumption or burden of proof shall arise, or rule of strict constriction applied, favoring or disfavoring any party hereto by virtue of the authorship of any of the provisions of this Agreement. Accordingly, any rule of law or any legal decision that would require interpretation of any ambiguities in this
Agreement against the party that drafted it is of no application and is hereby waived by the parties hereto.
* * * * *
[Signature Page to Renewal Rights and Asset Purchase Agreement]

IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first above written.
BUYERS:
AMTRUST EUROPE LTD DAC
By:________________
Name: Bruce Whitmee
Title: CEO

AMTRUST INTERNATIONAL
UNDERWRITERS DAC
By:_______________
Name: Angel Mas
Title: CEO

[Signature Page to Renewal Rights and Asset Purchase Agreement]

MAIDEN HOLDINGS, LTD.

Performance Award Agreement

This Performance Award Agreement (this “Agreement”), effective as of [DATE] (the “Grant Date”), is between Maiden Holdings, Ltd., a Bermuda company (the “Company”), and _______________ (the “Participant”).

1. Grant of Shares.

(a)The Company hereby grants to the Participant a Performance Award (the “Award”) representing a performance-based restricted share award of ________ common shares, $.01 par value, of the Company (the “Shares”) as set forth in and subject to the terms and conditions herein. This Award and the Shares subject to this Award have been duly granted by the Compensation Committee of the Board of Directors (the “Committee”) pursuant to the Company’s 2019 Omnibus Incentive Plan (the “Plan”). This Agreement shall be subject to the terms and conditions of the Plan, which is incorporated herein by reference. In the event that the provisions of this Agreement and the Plan conflict, the Plan shall control. The Participant hereby acknowledges receipt of a copy of the Plan. Any capitalized terms not defined herein shall have the meaning set forth in the Plan.

(b) The Award shall be null and void unless the Participant (a) accepts this Agreement by executing it in the space provided therefor and returning an original execution copy of the Agreement to the Company (or electronically accepts this Agreement within the Participant’s stock plan account with the Company’s stock plan administrator according to the procedures then in effect), (b) if required by the Company, executes and returns one or more irrevocable stock powers to facilitate the transfer to the Company (or its assignee or nominee) of all or a portion of the Shares subject to the Award if any Shares are forfeited pursuant to Section 2 or if required under applicable laws or regulations and (c) agrees to abide by all administrative procedures established by the Company or its stock plan administrator, including any procedures requiring the Participant to notify the Company of any proposed sale of any Shares acquired upon the vesting of this Award. As soon as practicable after the Participant has executed such documents and returned them to the Company, the Company shall cause to be issued in the Participant’s name the total number of Shares subject to the Award.

2. Vesting of Shares and Provisions for Termination and Change in Control.

(a) The Shares subject to this Award shall initially be unvested and shall vest, if at all and except as otherwise provided for in this Agreement, based upon the achievement of the performance criteria set forth in Exhibit A attached hereto (the “Performance Goals”) during the three-year performance period (the “Performance Period”).

(b) If the Participant’s employment with the Company is terminated by the Company for Cause or if the Participant resigns for any reason prior to the Company’s achievement of the Performance Goals and prior to the date the Company consummates a Change in Control, the Participant shall forfeit without compensation this Award and the unvested Shares as of such termination of employment.

(c) If the Participant’s employment with the Company is terminated due to the Participant’s death or termination by the Company without Cause or due to Disability and prior to the date the Company consummates a Change in Control, the Shares shall remain outstanding and shall vest upon the earlier to occur of (i) the achievement of the Performance Goals during the Performance Period, as determined in accordance with Section 2(a), and (ii) the consummation of the Change in Control. For purposes of this Award, “Disability” shall mean the Participant’s absence from the Participant’s duties with the Company on a full-time basis for at least 180 consecutive days as a result of the Participant’s incapacity due to physical or mental illness, or under such other circumstances as the Committee determines, in its sole discretion, constitute a Disability.

(d) If the Company consummates a Change in Control any time after the end of the first year of the Performance Period but prior to the expiration of the Performance Period, the Performance Goals shall be deemed achieved based on the greater of (i) target performance and (ii) actual performance, in each case, determined in accordance with Exhibit A, and the Award shall be subject to time-based vesting through the expiration of the Performance Period; provided, however, if the Participant’s employment is terminated by the Company without Cause or by the Participant due to Good Reason, in each case, within twenty-four (24) months following a Change in Control, then the Award shall vest as of the effective date of such termination of employment.

3. Custody and Delivery of Shares. The Shares subject to the Award shall be held by the Company or by a custodian in book entry form, with restrictions on the Shares duly noted, until such Shares shall have vested, in whole or in part, pursuant to Section 2 hereof. Alternatively, in the sole discretion of the Company, the Company shall hold a certificate or certificates representing the Shares subject to the Award until such Shares shall have vested, in whole or in part, pursuant to Section 2 hereof. After all or any portion of the Shares shall have vested pursuant to Section 2 hereof, the Company shall, subject to the remainder of this Agreement, remove the notations on such Shares or deliver the certificate or certificates for the vested Shares, as applicable, to a brokerage account in the name of the Participant, which transfer to the brokerage account shall occur as soon as administratively practicable after the vesting of the Shares, subject to such other procedures and restrictions that the Company may determine are necessary or appropriate to comply with Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), or any resale restrictions to which the Participant is subject. If the Company delivers certificate(s) for the vested Shares pursuant to the foregoing sentence, the Company shall also destroy the stock power or powers relating to such vested Shares delivered by the Participant pursuant to Section 1 hereof; provided that, if such stock power or powers also relate to unvested Shares, the Company may require, as a condition precedent to delivery of any certificate pursuant to this Section 3, the execution and delivery to the Company of one or more stock powers relating to such unvested Shares.

4. Transferability of Shares.

(a) Prior to the date on which the Shares vest pursuant to Section 2 of this Agreement, no rights granted hereunder shall be transferred, assigned, pledged or hypothecated in any way (whether by operation of law or otherwise) nor shall any such rights be subject to execution, attachment or similar process. Upon any attempt to transfer, assign, pledge, hypothecate or otherwise dispose of unvested Shares or of such rights contrary to the provisions here, or upon the levy of any attachment or similar process upon any unvested Shares of such rights, the Award and the Shares subject to the Award and such rights shall, at the election of the Company, become null and void.

(b) Following the Company’s delivery to the Participant of the certificates representing the vested Shares or the removal of the restrictions in book entry, in each case, pursuant to Section 3, the transfer or sale of the Shares shall be subject to the Company’s policy concerning insider trading, unless the Participant makes a valid election to transfer or sell the Shares in accordance with Rule 10b5-1 of the United States securities laws.

(c) The Participant understands and agrees that the Company shall cause the legends set forth below or legends substantially equivalent thereto, to be placed upon any certificate(s) evidencing ownership of the Shares together with any other legends that may be required by the Company or by state or federal securities laws:

THE TRANSFERABILITY OF THIS CERTIFICATE AND THE SHARES REPRESENTED HEREBY ARE SUBJECT TO THE TERMS AND CONDITIONS (INCLUDING

FORFEITURE) OF A PERFORMANCE AWARD AGREEMENT ENTERED INTO BETWEEN THE REGISTERED OWNER AND MAIDEN HOLDINGS, LTD. A COPY OF SUCH AGREEMENT IS ON FILE IN THE OFFICES OF, AND WILL BE MADE AVAILABLE FOR A PROPER PURPOSE BY, THE CORPORATE SECRETARY OF MAIDEN HOLDINGS, LTD.

(d) The Participant agrees that in order to ensure compliance with the restrictions referred to herein, the Company may issue appropriate “stop transfer” instructions to its transfer agent, if any, and that, if the Company transfers its own securities, it may make appropriate notations to the same effect in its own records.

(e) The Company shall not be required (i) to transfer on its books any Shares that have been sold or otherwise transferred in violation of any of the provisions of this Agreement or (ii) to treat as owner of such Shares or to accord the right to vote or pay dividends to any purchaser or other transferee to whom such Shares shall have been so transferred.

5. Rights as a Shareholder.

Except as otherwise provided in this Agreement, the Participant shall have all rights as a holder of the Shares subject to the Award, including, without limitation, voting rights, the right to receive dividends and other distributions thereon, and the right to participate in any capital adjustment applicable to all holders of Shares unless and until such shares are forfeited pursuant to Section 2 hereof; provided, however, that a distribution with respect to Shares (including, without limitation, a cash dividend, stock dividend or stock split) shall be delivered to the Company (and the Participant shall, if requested by the Company, execute and return one or more irrevocable stock powers related thereto related to any Shares received as a result of such distribution) and shall be subject to the same restrictions as the Shares with respect to which such dividend or other distribution was made.

6. No Right to Employment or Service.

Neither the Award nor this Agreement gives Participant the right to be retained by the Company in any capacity and Participant’s employment or service may be terminated at any time and for any reason.

7. Recapitalization.

If there is any change in the corporate structure or shares of the Company, the Committee or the Board of Directors (the “Board”) shall make any appropriate adjustments, including, but not limited to, such adjustments deemed necessary to prevent accretion, or to protect against dilution, in the number and kind of Shares. All adjustments shall be determined by the Committee or the Board in its sole discretion and such determination shall be binding on the Participant.

8. Compliance with Laws and Regulations.

(a) The Company will not be obligated to issue or deliver any Shares to the Participant unless the issuance and delivery of such shares complies with applicable law, including, without limitation, the Securities Act, the Securities Exchange Act of 1934, as amended, applicable state securities law and the requirements of any stock exchange or market upon which the Shares may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

(b) In connection with the delivery of Shares to the Participant following the vesting of any Shares, the Participant shall execute and deliver to the Company such representations in writing as may be requested by the Committee or the Company that the Company may comply with the applicable requirements of federal and state securities laws.

9. Withholding.

The Company (or any of its subsidiaries if the Participant is employed by a subsidiary) shall have the right to deduct from payments of any kind otherwise due to the Participant (including payment of salary or bonuses) or to withhold a number of the Shares otherwise having a fair market value (determined as of the date of vesting of the Shares) equal to, the minimum federal, state and local taxes of any kind required by law to be withheld with respect to the delivery of the Shares to the Participant. In the alternative, the Participant may make a timely election pursuant to Section 83(b) of the Internal Revenue Code or similar provision of state law and provide to the Company a copy of such election and proof of filing. The Company advises the Participant to seek personal tax and financial advice as to the consequences of the transfer of the Shares under this Agreement and the taxability of the Shares. The transfer restrictions with respect to a Share shall not be removed and, if applicable, the certificate representing a Share shall not be issued or delivered until the required tax payments have been satisfied in full.

10. Miscellaneous.

(a) Except as provided herein, this Agreement may not be amended or otherwise modified in a manner that is materially adverse to the Participant unless evidenced in writing and signed by the Company and Participant.

(b) All notices under this Agreement shall be mailed or delivered by hand to the parties at their respective addresses set forth beneath their names below or at such other address as may be designated in writing by either of the parties to one another.

(c) This Agreement shall be governed by and construed in accordance with the laws of Bermuda without regard to any conflicts or choice of law rules or principles that might otherwise refer construction or interpretation of this Agreement to the substantive law of another jurisdiction.

(d) Decisions of Board or Committee. The Board or the Committee shall have the right to resolve all questions which may arise in connection with the Award. Any interpretation, determination or other action made or taken by the Board or the Committee regarding the Plan or this Agreement shall be final, binding and conclusive.

(e) This Agreement shall be binding upon and inure to the benefit of any successor or successors of the Company and any person or persons who shall, upon the death of the Participant, acquire any rights hereunder in accordance with this Agreement or the Plan.

(f) Shares earned and delivered under this Agreement shall be subject to any recoupment policy for awards under the Plan adopted by the Company as such policy exists from time to time, including, without limitation, the Maiden Holdings, Ltd. Policy on Recoupment of Incentive Compensation.

MAIDEN HOLDINGS, LTD.

By: __________________________________________
Name:
Title:

PARTICIPANT’S ACCEPTANCE

The undersigned hereby accepts the foregoing Shares and agrees to the terms and conditions thereof.

PARTICIPANT:

Signature: ______________________________________
Name:
Address:

Date: __________________________________________