Form 10-Q
period 2024-09-30
Maiden Holdings, Ltd.
filed 2024-11-12
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
Yes ☐ No ☒
As of November 7, 2024, 99,320,805 common shares were outstanding. 143,789,931 common shares, par value $0.01 per share, were outstanding when the ownership by our affiliate Maiden Reinsurance Ltd. of 44,469,126 common shares were included. These affiliated shares are treated as treasury shares and are not included in the computation of consolidated book value and earnings per common share.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost: 2024 - $229,759; 2023 - $258,536)	$225,756	$250,601
Equity securities, at fair value (Cost: 2024 - $16,987; 2023 - $43,439)	19,311	45,299
Equity method investments	86,236	80,929
Other investments (Allowance for expected credit losses: 2024 - $1,023; 2023 - $1,023)	147,823	182,811
Total investments	479,126	559,640
Cash and cash equivalents	109,965	35,412
Restricted cash and cash equivalents	17,823	7,266
Accrued investment income	3,724	4,532
Reinsurance balances receivable, net (includes $6,300 and $9,201 from related parties in 2024 and 2023, respectively. Allowance for expected credit losses: 2024 - $211; 2023 - $187)	9,875	12,450
Reinsurance recoverable on unpaid losses (Allowance for expected credit losses: 2024 - $2,331; 2023 - $3,240)	574,358	564,331
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $8,449 and $16,605 from related parties in 2024 and 2023, respectively)	9,226	17,566
Funds withheld receivable (includes $0 and $128,451 from related parties in 2024 and 2023, respectively. Allowance for expected credit losses: 2024 - $19; 2023 - $19)	14,815	143,985
Other assets	6,624	5,777
Total assets	$1,393,511	$1,518,934
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $613,425 and $752,991 from related parties in 2024 and 2023, respectively)	$721,436	$867,433
Unearned premiums (includes $32,744 and $44,577 from related parties in 2024 and 2023, respectively)	33,883	46,260
Deferred gain on retroactive reinsurance	90,321	73,240
Liability for securities purchased	10,980	—
Accrued expenses and other liabilities (includes $53,712 and $10,781 from related parties in 2024 and 2023, respectively)	73,994	28,244
Senior notes - principal amount	262,361	262,361
Less: unamortized debt issuance costs	7,646	7,764
Senior notes, net	254,715	254,597
Total liabilities	1,185,329	1,269,774
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value; 2024: 150,298,798 and 2023: 149,732,355 shares issued; 2024: 99,422,608 and 2023: 100,472,120 shares outstanding)	1,503	1,497
Additional paid-in capital	887,520	886,072
Accumulated other comprehensive loss	(27,788)	(31,469)
Accumulated deficit	(529,925)	(486,945)
Treasury shares, at cost (2024: 50,876,190 shares and 2023: 49,260,235 shares)	(123,128)	(119,995)
Total shareholders’ equity	208,182	249,160
Total liabilities and equity	$1,393,511	$1,518,934
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Gross premiums written	$8,861	$8,660	$25,633	$16,371
Net premiums written	$8,843	$8,625	$25,496	$16,260
Change in unearned premiums	4,560	3,854	12,392	16,260
Net premiums earned	13,403	12,479	37,888	32,520
Other insurance (expense) revenue , net	—	(16)	46	3
Net investment income	4,878	9,048	19,531	29,111
Net realized and unrealized investment (losses) gains	(3,804)	244	6,403	2,394
Total revenues	14,477	21,755	63,868	64,028
Expenses
Net loss and loss adjustment expenses	19,857	15,156	45,453	36,503
Commission and other acquisition expenses	9,068	5,340	19,474	14,520
General and administrative expenses	10,014	6,787	25,953	23,734
Interest and amortization expenses	4,817	4,814	14,448	13,411
Foreign exchange and other losses (gains)	5,915	(4,594)	3,862	843
Total expenses	49,671	27,503	109,190	89,011
Loss before income taxes and interest in income of equity method investments	(35,194)	(5,748)	(45,322)	(24,983)
Less: income tax expense (benefit)	25	(31)	478	(253)
Interest in income of equity method investments	751	2,190	2,820	6,942
Net loss	$(34,468)	$(3,527)	$(42,980)	$(17,788)

Basic and diluted loss per share attributable to common shareholders	$(0.35)	$(0.03)	$(0.43)	$(0.18)
Weighted average number of common shares - basic and diluted	99,724,474	101,454,767	100,112,436	101,586,759

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(34,468)	$(3,527)	$(42,980)	$(17,788)
Other comprehensive income (loss)
Net unrealized holdings gains on AFS securities	2,427	338	3,932	3,121
Adjustment for reclassification of net realized gains recognized in net loss	—	(3)	—	(3)
Foreign currency translation adjustment	2,304	(2,075)	(207)	(741)
Other comprehensive income (loss), before tax	4,731	(1,740)	3,725	2,377
Income tax expense related to components of other comprehensive income (loss)	(34)	(17)	(44)	(36)
Other comprehensive income (loss), after tax	4,697	(1,757)	3,681	2,341
Comprehensive loss	$(29,771)	$(5,284)	$(39,299)	$(15,447)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Common shares
Beginning balance	$1,503	$1,497	$1,497	$1,492
Issuance of common shares from vesting of stock based compensation	—	—	6	5
Ending balance	1,503	1,497	1,503	1,497
Additional paid-in capital
Beginning balance	886,972	885,462	886,072	884,259
Issuance of common shares from vesting of stock based compensation	—	—	(6)	(5)
Share-based compensation expense	548	286	1,454	1,401
Repurchase of preference shares	—	—	—	93
Ending balance	887,520	885,748	887,520	885,748
Accumulated other comprehensive loss
Beginning balance	(32,485)	(37,136)	(31,469)	(41,234)
Change in net unrealized investment gains	2,393	318	3,888	3,082
Foreign currency translation adjustment	2,304	(2,075)	(207)	(741)
Ending balance	(27,788)	(38,893)	(27,788)	(38,893)
Accumulated deficit
Beginning balance	(495,457)	(462,637)	(486,945)	(442,863)
Opening allowance for expected credit losses	—	—	—	(5,513)
Net loss	(34,468)	(3,527)	(42,980)	(17,788)
Ending balance	(529,925)	(466,164)	(529,925)	(466,164)
Treasury shares
Beginning balance	(122,487)	(117,896)	(119,995)	(117,075)
Shares repurchased	(641)	(1,055)	(3,133)	(1,876)
Ending balance	(123,128)	(118,951)	(123,128)	(118,951)
Total shareholders' equity	$208,182	$263,237	$208,182	$263,237
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Nine Months Ended September 30,	2024	2023
Cash flows from operating activities
Net loss	$(42,980)	$(17,788)
Adjustments to reconcile net loss to net cash flows from operating activities:
Other non-cash expenses including depreciation, amortization and share-based compensation	(590)	(890)
Interest in income of equity method investments	(2,820)	(6,942)
Net realized and unrealized investment gains	(6,403)	(2,394)
Change in allowance for expected credit losses	(890)	(23)
Foreign exchange and other losses	3,862	843
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	2,516	177
Reinsurance recoverable on unpaid losses	8,005	4,060
Accrued investment income	822	(1,391)
Deferred commission and other acquisition expenses	8,342	5,797
Funds withheld receivable	14,726	1,683
Other assets	905	411
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(35,627)	(9,086)
Unearned premiums	(12,372)	(16,264)
Accrued expenses and other liabilities	43,348	(24,190)
Net cash used in operating activities	(19,156)	(65,997)
Cash flows from investing activities:
Purchases of fixed maturities	(329,717)	(47,373)
Purchases of other investments	(23,488)	(33,287)
Purchases of equity method investments	(7,693)	(10,288)
Purchases of equity securities	—	(1,448)
Proceeds from sales of fixed maturities	50,299	64,126
Proceeds from maturities, paydowns and calls of fixed maturities	321,791	43,903
Proceeds from sale and redemption of other investments	68,199	17,229
Proceeds from sale and redemption of equity method investments	4,658	17,843
Proceeds from sale and redemption of equity securities	23,392	469
Others, net	(367)	(37)
Net cash provided by investing activities	107,074	51,137
Cash flows from financing activities:
Repurchase of common shares	(3,133)	(1,876)
Repurchase of senior notes	—	(95)
Net cash used in financing activities	(3,133)	(1,971)
Effect of exchange rate changes on foreign currency cash, restricted cash and equivalents	325	(263)
Net increase (decrease) in cash, restricted cash and cash equivalents	85,110	(17,094)
Cash, restricted cash and cash equivalents, beginning of period	42,678	46,624
Cash, restricted cash and cash equivalents, end of period	$127,788	$29,530
Reconciliation of cash and restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$109,965	$17,930
Restricted cash and cash equivalents, end of period	17,823	11,600
Total cash, restricted cash and cash equivalents, end of period	$127,788	$29,530
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
Short-term income protection business is written on a primary basis by our wholly owned subsidiaries Maiden Life Försäkrings AB ("Maiden LF") and Maiden General Försäkrings AB ("Maiden GF") in the Scandinavian and Northern European markets. Our wholly owned subsidiary, Maiden Global Holdings Ltd. (“Maiden Global”) is a licensed intermediary in the United Kingdom. Maiden Global had previously operated internationally by providing branded auto and credit life insurance products through insurer partners, particularly those in Europe and other global markets ("IIS business"). These products also produced reinsurance programs which were underwritten by our wholly owned subsidiary Maiden Reinsurance Ltd. (“Maiden Reinsurance”). Since 2023, the Company has been evaluating the strategic value of Maiden LF and Maiden GF in relation to their ongoing growth and profitability prospects, regulatory capital requirements and ability to create shareholder value in excess of our target return on capital levels. On May 3, 2024, Maiden LF and Maiden GF entered into a Renewal Rights and Asset Purchase Agreement with AmTrust Nordic AB, a Swedish unit of AmTrust Financial Services, Inc. ("AmTrust") which is expected to cover certain programs of Maiden LF and Maiden GF's primary business written in Sweden, Norway and other Nordic countries. On June 20, 2024, Maiden LF and Maiden GF entered into a Renewal Rights and Asset Purchase Agreement with AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), both wholly owned subsidiaries of AmTrust, which is expected to cover certain programs of Maiden LF and Maiden GF's primary business written in the United Kingdom and Ireland. These agreements are collectively referred to as the "AmTrust Renewal Rights Agreements". Under these agreements, those AmTrust subsidiaries in collaboration with existing Maiden LF and Maiden GF distribution partners, will offer renewals to select policyholders in exchange for a fee at standard market terms for business successfully renewed. All programs written by Maiden LF and GF, including those covered by the AmTrust Renewal Rights Agreements, are in the process of being cancelled in accordance with the requirements of the AmTrust Renewal Rights Agreements, or their contractual terms.
These transactions are part of the Company's broader plan to divest its IIS businesses as a result of its recently concluded strategic review of the IIS business platform. The purpose of that review was to evaluate the strategic value of Maiden LF and Maiden GF in relation to their ongoing growth and profitability prospects, regulatory capital requirements and ability to create shareholder value in excess of the Company's target return on capital levels. As part of these conclusions, the Company expects to enter into additional transactions to either sell or wind-up Maiden GF and Maiden LF and is actively evaluating potential transactions. Please see "Note 10. Related Party Transactions" for details regarding the Renewal Rights Agreement.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information
The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. This segment also includes transactions entered into by GLS as described in "Note 1. Basis of Presentation". Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”) and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries, AEL and AIU DAC, which are both in run-off effective January 1, 2019. Please refer to "Note 10. Related Party Transactions" for additional information regarding the AmTrust Reinsurance segment.
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
The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net loss for the three months ended September 30, 2024 and 2023, respectively:

For the Three Months Ended September 30, 2024	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$9,053	$(192)	$8,861
Net premiums written	$9,035	$(192)	$8,843
Net premiums earned	$9,576	$3,827	$13,403
Net loss and LAE	(4,036)	(15,821)	(19,857)
Commission and other acquisition expenses	(3,975)	(5,093)	(9,068)
General and administrative expenses	(2,512)	(717)	(3,229)
Underwriting loss	$(947)	$(17,804)	(18,751)
Reconciliation to net loss
Net investment income and net realized and unrealized investment losses			1,074
Interest and amortization expenses			(4,817)
Foreign exchange and other losses, net			(5,915)
Other general and administrative expenses			(6,785)
Income tax expense			(25)
Interest in income of equity method investments			751
Net loss			$(34,468)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Three Months Ended September 30, 2023	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$6,762	$1,898	$8,660
Net premiums written	$6,727	$1,898	$8,625
Net premiums earned	$7,207	$5,272	$12,479
Other insurance expense	(16)	—	(16)
Net loss and LAE	(4,142)	(11,014)	(15,156)
Commission and other acquisition expenses	(3,374)	(1,966)	(5,340)
General and administrative expenses	(2,216)	(661)	(2,877)
Underwriting loss	$(2,541)	$(8,369)	(10,910)
Reconciliation to net loss
Net investment income and net realized and unrealized investment gains			9,292
Interest and amortization expenses			(4,814)
Foreign exchange and other gains, net			4,594
Other general and administrative expenses			(3,910)
Income tax benefit			31
Interest in income from equity method investments			2,190
Net loss			$(3,527)

The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net loss for the nine months ended September 30, 2024 and 2023, respectively:

For the Nine Months Ended September 30, 2024	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$26,374	$(741)	$25,633
Net premiums written	$26,237	$(741)	$25,496
Net premiums earned	$26,796	$11,092	$37,888
Other insurance revenue	46	—	46
Net loss and LAE	(12,314)	(33,139)	(45,453)
Commission and other acquisition expenses	(11,564)	(7,910)	(19,474)
General and administrative expenses	(6,960)	(2,087)	(9,047)
Underwriting loss	$(3,996)	$(32,044)	(36,040)
Reconciliation to net loss
Net investment income and net realized and unrealized investment gains			25,934
Interest and amortization expenses			(14,448)
Foreign exchange and other losses, net			(3,862)
Other general and administrative expenses			(16,906)
Income tax expense			(478)
Interest in income from equity method investments			2,820
Net loss			$(42,980)

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables summarize the financial position of the Company's reportable segments including a reconciliation to the Company's consolidated total assets at September 30, 2024 and December 31, 2023:

September 30, 2024	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$3,533	$6,300	$9,833
Reinsurance recoverable on unpaid losses	4,647	532,874	537,521
Deferred commission and other acquisition expenses	777	8,449	9,226
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	65,946	147,715	213,661
Funds withheld receivable	14,815	—	14,815
Other assets	646	—	646
Total assets - reportable segments	90,364	863,313	953,677
Corporate assets	—	—	439,834
Total Assets	$90,364	$863,313	$1,393,511

December 31, 2023	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$3,108	$9,201	$12,309
Reinsurance recoverable on unpaid losses	5,692	515,463	521,155
Deferred commission and other acquisition expenses	961	16,605	17,566
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	67,211	152,663	219,874
Funds withheld receivable	15,534	128,451	143,985
Other assets	685	—	685
Total assets - reportable segments	93,191	990,358	1,083,549
Corporate assets	—	—	435,385
Total Assets	$93,191	$990,358	$1,518,934

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the three and nine months ended September 30, 2024 and 2023:

For the Three Months Ended September 30,	2024	2023
Net premiums written	Total	Total
Diversified Reinsurance
International	$9,035	$6,727
Total Diversified Reinsurance	9,035	6,727
AmTrust Reinsurance
Small Commercial Business	(73)	(160)
Specialty Program	14	—
Specialty Risk and Extended Warranty	(133)	2,058
Total AmTrust Reinsurance	(192)	1,898
Total Net Premiums Written	$8,843	$8,625

For the Nine Months Ended September 30,	2024	2023
Net premiums written	Total	Total
Diversified Reinsurance
International	$26,237	$20,152
Total Diversified Reinsurance	26,237	20,152
AmTrust Reinsurance
Small Commercial Business	(620)	(318)
Specialty Program	(31)	157
Specialty Risk and Extended Warranty	(90)	(3,731)
Total AmTrust Reinsurance	(741)	(3,892)
Total Net Premiums Written	$25,496	$16,260

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables set forth financial information for net premiums earned by major line of business and reportable segment for the three and nine months ended September 30, 2024 and 2023:

For the Three Months Ended September 30,	2024	2023
Net premiums earned	Total	Total
Diversified Reinsurance
International	$9,576	$7,207
Total Diversified Reinsurance	9,576	7,207
AmTrust Reinsurance
Small Commercial Business	(73)	(160)
Specialty Program	14	—
Specialty Risk and Extended Warranty	3,886	5,432
Total AmTrust Reinsurance	3,827	5,272
Total Net Premiums Earned	$13,403	$12,479

For the Nine Months Ended September 30,	2024	2023
Net premiums earned	Total	Total
Diversified Reinsurance
International	$26,796	$21,882
Total Diversified Reinsurance	26,796	21,882
AmTrust Reinsurance
Small Commercial Business	(620)	(318)
Specialty Program	(31)	157
Specialty Risk and Extended Warranty	11,743	10,799
Total AmTrust Reinsurance	11,092	10,638
Total Net Premiums Earned	$37,888	$32,520

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
a)Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of fixed maturities at September 30, 2024 and December 31, 2023 are as follows:

September 30, 2024	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$48,676	$17	$—	$48,693
U.S. agency bonds – mortgage-backed	27,493	—	(2,535)	24,958
Non-U.S. government bonds	48,997	37	(292)	48,742
Collateralized loan obligations	65,973	4	(140)	65,837
Corporate bonds	38,620	—	(1,094)	37,526
Total fixed maturity investments	$229,759	$58	$(4,061)	$225,756

December 31, 2023	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$55,046	$8	$(2)	$55,052
U.S. agency bonds – mortgage-backed	29,918	—	(3,267)	26,651
Non-U.S. government bonds	21,219	—	(468)	20,751
Collateralized loan obligations	80,591	—	(1,788)	78,803
Corporate bonds	71,762	—	(2,418)	69,344
Total fixed maturity investments	$258,536	$8	$(7,943)	$250,601
The Company separately presents the accrued interest receivable balance on its AFS fixed maturity investments on the Condensed Consolidated Balance Sheets under accrued investment income. The amount of accrued interest receivable on AFS securities was $1,645 at September 30, 2024 (December 31, 2023: $1,418). The Company has elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the AFS fixed maturity securities for the purposes of identifying and measuring any impairments under the allowance for expected credit losses standard adopted on January 1, 2023. Write-offs of accrued interest receivable balances are recognized in net investment gains and losses in the period in which they are deemed uncollectible. There was no write-off recognized on the accrued interest receivable during the nine months ended September 30, 2024 and 2023.
The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2024	Amortized cost	Fair value
Due in one year or less	$112,360	$112,257
Due after one year through five years	23,374	22,234
Due after five years through ten years	559	470
	136,293	134,961
U.S. agency bonds – mortgage-backed	27,493	24,958
Collateralized loan obligations	65,973	65,837
Total fixed maturity investments	$229,759	$225,756

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2024	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bonds	$—	$—	$520	$—	$520	$—
U.S. agency bonds – mortgage-backed	—	—	24,958	(2,535)	24,958	(2,535)
Non-U.S. government bonds	20,746	(10)	3,033	(282)	23,779	(292)
Collateralized loan obligations	—	—	61,490	(140)	61,490	(140)
Corporate bonds	—	—	37,526	(1,094)	37,526	(1,094)
Total temporarily impaired fixed maturities	$20,746	$(10)	$127,527	$(4,051)	$148,273	$(4,061)
At September 30, 2024, there were 46 securities in an unrealized loss position with a fair value of $148,273 and unrealized losses of $4,061. Of these securities in an unrealized loss position, there were 44 securities in our portfolio that have been in an unrealized loss position for twelve months or greater with a fair value of $127,527 and unrealized losses of $4,051.

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
Based on the Company's analysis at September 30, 2024 and 2023, respectively, the unrealized losses on the Company’s AFS fixed maturity securities were due to non-credit factors and were expected to be recovered as the related securities approach maturity. At September 30, 2024, the Company did not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of their amortized costs. Therefore, there was no allowance recorded for expected credit losses on AFS securities for the three and nine months ended September 30, 2024 and 2023.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

The following tables summarize the credit ratings of our fixed maturities as at September 30, 2024 and December 31, 2023:

September 30, 2024	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$48,676	$48,693	21.5%
U.S. agency bonds – mortgage-backed	27,493	24,958	11.1%
AAA	76,613	76,474	33.9%
AA+, AA, AA-	39,956	39,678	17.6%
A+, A, A-	18,387	17,610	7.8%
BBB+, BBB, BBB-	18,634	18,343	8.1%
Total fixed maturities (1)	$229,759	$225,756	100.0%

December 31, 2023	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$55,046	$55,052	22.0%
U.S. agency bonds – mortgage-backed	29,918	26,651	10.6%
AAA	84,455	82,703	33.0%
AA+, AA, AA-	18,952	18,372	7.3%
A+, A, A-	33,060	31,810	12.7%
BBB+, BBB, BBB-	31,585	30,631	12.2%
BB+ or lower	5,520	5,382	2.2%
Total fixed maturities(1)	$258,536	$250,601	100.0%
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
Other investments
The table shows the composition of the Company's other investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Carrying value	% of Total	Carrying value	% of Total
Private equity funds	$24,750	16.7%	$47,383	25.9%
Private credit investments	1,954	1.3%	27,806	15.2%
Privately held equity investments	40,151	27.2%	38,617	21.1%
Total other investments at fair value	66,855	45.2%	113,806	62.2%
Investments in direct lending entities (at cost)	80,968	54.8%	69,005	37.8%
Total other investments	$147,823	100.0%	$182,811	100.0%
The Company's collateralized investments in direct lending entities of $80,968 at September 30, 2024 (December 31, 2023:$69,005) are carried at cost less an allowance for expected credit losses, with any indication of credit loss recognized in net income when determined. An allowance for expected credit losses of $1,023 was reported on the investments in direct lending entities as at September 30, 2024 and December 31, 2023. Please see "Note 5(d). Fair Value Measurements" for additional information regarding this investment.

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
The following table provides the cost and fair values of the equity securities held at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Privately held common stocks	$8,187	$9,392	$34,549	$35,272
Privately held preferred stocks	8,800	9,919	8,800	9,946
Publicly traded equity investments in common stocks	—	—	90	81
Total equity securities	$16,987	$19,311	$43,439	$45,299
All of the privately held securities held at September 30, 2024 are subject to contractual sale restrictions. Each of these investments are subject to agreements that restrict the transfer, sale, and indemnification of these privately held investments indefinitely. The Company must hold these shares indefinitely unless the investee's shares are registered with the SEC and qualified by state authorities, or until an exemption from such registration and qualification requirements may become available.

	Fair Value	Remaining duration of restrictions	Nature of contractual sale restrictions	Circumstances that could cause a lapse in restrictions
Privately held common stocks	$9,392	Indefinite	The Purchaser must hold the restricted shares indefinitely	Registration of securities with the SEC or if exemption is available
Privately held preferred stocks	9,919	Indefinite	The Purchaser must hold the restricted shares indefinitely	Registration of securities with the SEC or if exemption is available
Total equity securities subject to contractual sale restrictions	$19,311

Equity Method Investments
The equity method investments currently include real estate investments and other investments. The table below shows the carrying value of the Company's equity method investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Carrying Value	% of Total	Carrying Value	% of Total
Real estate investments	$57,323	66.5%	$49,897	61.7%
Other investments	28,913	33.5%	31,032	38.3%
Total equity method investments	$86,236	100.0%	$80,929	100.0%
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
c)Net Investment Income
Net investment income was derived from the following sources for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed maturities	$2,062	$2,522	$6,767	$7,720
Income on funds withheld	140	2,307	1,488	8,829
Interest income from loan to related party	3,067	3,073	9,190	8,698
Other investments	1,247	1,148	3,664	3,736
Cash and cash equivalents	209	96	595	514
	6,725	9,146	21,704	29,497
Investment expenses	(1,847)	(98)	(2,173)	(386)
Net investment income	$4,878	$9,048	$19,531	$29,111
d) Net Realized and Unrealized Investment Gains (Losses)
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized and unrealized investment gains (losses) included in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023:

For the Three Months Ended September 30, 2024	Gross gains	Gross losses	Net
Fixed maturities	$—	$(429)	$(429)
Equity securities	1,275	(2,960)	(1,685)
Other investments	2,137	(3,827)	(1,690)
Net realized and unrealized investment gains (losses)	$3,412	$(7,216)	$(3,804)

For the Three Months Ended September 30, 2023	Gross gains	Gross losses	Net
Fixed maturities	$—	$(301)	$(301)
Equity securities	—	(52)	(52)
Other investments	1,393	(796)	597
Net realized and unrealized investment gains (losses)	$1,393	$(1,149)	$244

For the Nine Months Ended September 30, 2024	Gross gains	Gross losses	Net
Fixed maturities	$2	$(726)	$(724)
Equity securities	1,620	(4,217)	(2,597)
Other investments	16,052	(6,328)	9,724
Net realized and unrealized investment gains (losses)	$17,674	$(11,271)	$6,403

For the Nine Months Ended September 30, 2023	Gross gains	Gross losses	Net
Fixed maturities	$—	$(1,087)	$(1,087)
Equity securities	1,478	(431)	1,047
Other investments	5,268	(2,834)	2,434
Net realized and unrealized investment gains (losses)	$6,746	$(4,352)	$2,394

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Realized and unrealized gains and losses from equity securities detailed above include both sales and distributions of equity securities and unrealized gains and losses coming from fair value changes.
Unrealized gains (losses) recognized for equity securities still held at the reporting date for the three and nine months ended September 30, 2024 and 2023, respectively, included:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net (losses) gains recognized for equity securities	$(1,685)	$(52)	$(2,597)	$1,047
Net losses (gains) recognized for equity securities divested	3,538	—	3,538	(186)
Unrealized gains (losses) recognized for equity securities still held at the reporting date	$1,853	$(52)	$941	$861
Proceeds from sales of fixed maturity investments were $7,938 and $50,299 for the three and nine months ended September 30, 2024, respectively (2023: $19,343 and $64,126, respectively).
Net unrealized losses included in accumulated other comprehensive income ("AOCI") were as follows at September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
Net unrealized losses on fixed maturity investments	$(4,003)	$(7,935)
Deferred income tax	107	151
Net unrealized losses, net of deferred income tax	$(3,896)	$(7,784)
Change, net of deferred income tax	$3,888	$7,884
e)Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of restricted assets at September 30, 2024 and December 31, 2023 are:

	September 30, 2024	December 31, 2023
Restricted cash – third party agreements	$5,811	$6,019
Restricted cash – related party agreements	12,012	1,247
Total restricted cash	17,823	7,266
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2024 – $62,080; 2023 – $63,299)	60,205	61,192
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2024 – $147,931; 2023 – $155,546)	146,673	151,416
Restricted investments – liability for investments purchased and other liabilities for related party agreements	(10,970)	—
Total restricted investments	195,908	212,608
Total restricted cash and investments	$213,731	$219,874

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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments that are measured at fair value on a recurring basis held at September 30, 2024 and December 31, 2023.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
At September 30, 2024 and December 31, 2023, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$48,693	$—	$—	$—	$48,693
U.S. agency bonds – mortgage-backed	—	24,958	—	—	24,958
Non-U.S. government bonds	—	48,742	—	—	48,742
Collateralized loan obligations	—	65,837	—	—	65,837
Corporate bonds	—	37,526	—	—	37,526
Equity securities	—	—	19,311	—	19,311
Other investments	—	—	33,674	33,181	66,855
Total investments	$48,693	$177,063	$52,985	$33,181	$311,922
As a percentage of total assets	3.5%	12.7%	3.8%	2.4%	22.4%

Underwriting-related derivative liability	$—	$—	$3,984	$—	$3,984

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$55,052	$—	$—	$—	$55,052
U.S. agency bonds – mortgage-backed	—	26,651	—	—	26,651
Non-U.S. government bonds	—	20,751	—	—	20,751
Collateralized loan obligations	—	78,803	—	—	78,803
Corporate bonds	—	63,962	5,382	—	69,344
Equity securities	81	—	19,351	25,867	45,299
Other investments	—	—	27,750	86,056	113,806
Total investments	$55,133	$190,167	$52,483	$111,923	$409,706
As a percentage of total assets	3.6%	12.5%	3.5%	7.4%	27.0%

Underwriting-related derivative liability	$—	$—	$3,984	$—	$3,984
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
The Pricing Service was utilized to estimate fair value measurements for 100.0% and 97.9% of our fixed maturities at September 30, 2024 and December 31, 2023, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At September 30, 2024 and December 31, 2023, approximately 0.0% and 2.1%, respectively, of our fixed maturities were valued using the market approach. At September 30, 2024, no securities (December 31, 2023: one security or $5,382) in our fixed maturity investment portfolio was priced using a binding quotation from a broker and/or custodian as opposed to the Pricing Service. There was one security transferred from Level 3 to Level 2 during the nine months ended September 30, 2024 due to its sale; this security was classified as Level 3 at December 31, 2023.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
At September 30, 2024 and December 31, 2023, the Company did not adjust any pricing provided to it based on the review performed by its investment managers. There were no transfers to or from Level 3 during the three and nine months ended September 30, 2023.
(c) Level 3 Financial Instruments
At September 30, 2024, the Company holds Level 3 financial instruments which consist of privately held investments of $52,985 (December 31, 2023: $52,483) and an underwriting-related derivative liability of $3,984 (December 31, 2023: $3,984) on a reinsurance contract written by GLS which is included in accrued expenses and other liabilities.
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
The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at September 30, 2024:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Privately held equity securities - common shares	$41,681	Quarterly financial statements	Price/book ratios of comparable public companies
Privately held equity securities - preferred shares	11,304	Quarterly financial statements	Privately calculated enterprise valuations
Total Level 3 investments	$52,985

Underwriting-related derivative liability	$3,984	Discounted cash flows	Duration matched discount rates	5.0%	to	6.0%
The following table shows the reconciliation of beginning and ending balances for investments measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2024 and 2023, respectively. The Company includes any related interest and dividend income in net investment income and are excluded from the reconciliation in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Balance - beginning of period	$52,468	$21,198	$52,483	$18,806
Sales	(1,628)	—	(1,628)	—
Net realized and unrealized gains recognized in the statement of income	2,145	200	7,138	1,592
Purchases	—	1,600	—	2,600
Transfers out of Level 3 into Level 2	—	—	(5,008)	—
Total Level 3 investments - end of period	$52,985	$22,998	$52,985	$22,998
(d) Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried, at fair value, except for certain financial instruments related to insurance contracts.
At September 30, 2024, the carrying values of cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable, loan to related party, and certain other assets and liabilities approximate fair values due to their inherent short duration. As these financial instruments are not actively traded, the fair values of these financial instruments are classified as Level 2 in the fair value hierarchy.
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
The following table presents the respective carrying value and fair value for the Senior Notes as at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes - MHLA – 6.625%	$110,000	$72,204	$110,000	$73,744
Senior Notes - MHNC – 7.75%	152,361	106,104	152,361	115,855
Total Senior Notes	$262,361	$178,308	$262,361	$189,599

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
At September 30, 2024, the aggregate authorized share capital of the Company is 200,000,000 shares from which 150,298,798 common shares were issued, of which 99,422,608 common shares are outstanding, and 50,876,190 shares are treasury shares (please see Note 6. (b) Treasury Shares below for additional information).
The remaining 49,701,202 shares are undesignated at September 30, 2024. At September 30, 2024, 2,035,634 common shares will be issued and outstanding upon vesting of restricted shares, and 4,041,358 common shares remaining are reserved for issuance under the 2019 Omnibus Incentive Plan.
b)Treasury Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common shares from time to time at market prices. During the three and nine months ended September 30, 2024, Maiden Reinsurance repurchased 388,728 and 1,488,400 common shares, respectively, at an average price per share of $1.65 and $1.95, respectively, under the Company's share repurchase plan.
During the three and nine months ended September 30, 2023, Maiden Reinsurance repurchased 520,475 and 820,105 common shares, respectively, at an average price per share of $1.86 and $1.93, respectively, under the Company's share repurchase plan. The Company's remaining authorization is $68,710 for common share repurchases at September 30, 2024 (December 31, 2023: $71,615).
During the nine months ended September 30, 2024, the Company also repurchased 127,555 common shares (2023: 128,731) at an average price per share of $1.79 (2023: $2.25) from employees, which represent tax withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares.
Treasury shares include 44,367,323 common shares owned by Maiden Reinsurance consisting of 41,439,348 shares issued as part of the exchange for preference shares held ("Exchange") and 2,927,975 shares directly purchased on the open market by Maiden Reinsurance which are not treated as outstanding common shares on the Condensed Consolidated Balance Sheet at September 30, 2024. Please see further information on the Exchange and related preference share repurchases in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 12, 2024.
The table below includes the total number of treasury shares outstanding at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Number of shares held by Maiden Reinsurance treated as treasury shares	44,367,323	42,878,923
Number of treasury shares due to common share repurchases by Maiden Holdings	6,508,867	6,381,312
Total number of treasury shares at the end of the reporting period	50,876,190	49,260,235

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
6. Shareholders' Equity (continued)
c)AOCI
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended September 30, 2024	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(6,289)	$(26,196)	$(32,485)
Other comprehensive income before reclassifications	2,393	2,304	4,697
Ending balance, Maiden shareholders	$(3,896)	$(23,892)	$(27,788)

For the Three Months Ended September 30, 2023	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(12,904)	$(24,232)	$(37,136)
Other comprehensive income (loss) before reclassifications	321	(2,075)	(1,754)
Amounts reclassified from AOCI to net income, net of tax	(3)	—	(3)
Net current period other comprehensive income (loss)	318	(2,075)	(1,757)
Ending balance, Maiden shareholders	$(12,586)	$(26,307)	$(38,893)
For the Nine Months Ended September 30, 2024	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(7,784)	$(23,685)	$(31,469)
Other comprehensive income (loss) before reclassifications	3,888	(207)	3,681
Ending balance, Maiden shareholders	$(3,896)	$(23,892)	$(27,788)
For the Nine Months Ended September 30, 2023	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(15,668)	$(25,566)	$(41,234)
Other comprehensive income (loss) before reclassifications	3,085	(741)	2,344
Amounts reclassified from AOCI to net income, net of tax	(3)	—	(3)
Net current period other comprehensive income (loss)	3,082	(741)	2,341
Ending balance, Maiden shareholders	$(12,586)	$(26,307)	$(38,893)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At September 30, 2024 and December 31, 2023, Maiden Holdings had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") and its wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA") had outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes") (collectively "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following tables detail the issuances of Senior Notes outstanding at September 30, 2024 and December 31, 2023:

September 30, 2024	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized issuance costs	3,297	4,349	7,646
Carrying value	$106,703	$148,012	$254,715

December 31, 2023	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized issuance costs	3,345	4,419	7,764
Carrying value	$106,655	$147,942	$254,597

Other details:
Original debt issuance costs pertaining to remaining outstanding principal amount	$3,715	$5,049
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%
Total interest and amortization expense incurred on the Senior Notes for the three and nine months ended September 30, 2024 was $4,817 and $14,448, respectively (2023: $4,814 and $13,451, respectively), of which $1,342 was accrued as interest payable at both September 30, 2024 and December 31, 2023, respectively. The issuance costs related to the Senior Notes were capitalized and are amortized over the effective life of the Senior Notes using the effective interest method of amortization.
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
On May 3, 2023, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100,000 of the Company's Senior Notes from time to time at market prices in open market purchases or as may be privately negotiated. The Company has a remaining authorization of $99,905 for Senior Notes repurchases at September 30, 2024.
During the nine months ended September 30, 2023, Maiden Reinsurance repurchased 5,567 notes of the 2013 Senior Notes at an average price per unit of $17.10 for a total cost of $95. Total interest and amortization expenses of $4,814 and $13,451 were partly offset by a realized gain of $40 from the repurchase of the 2013 Senior Notes during the three and nine months ended September 30, 2023, respectively.

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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the nine months ended September 30, 2024 and 2023 was as follows:

For the Nine Months Ended September 30,	2024	2023
Premiums written
Direct	$26,310	$20,283
Assumed	(677)	(3,912)
Ceded	(137)	(111)
Net	$25,496	$16,260
Premiums earned
Direct	$25,795	$20,141
Assumed	12,210	12,494
Ceded	(117)	(115)
Net	$37,888	$32,520
Loss and LAE
Gross loss and LAE	$41,257	$36,397
Loss and LAE ceded	4,196	106
Net	$45,453	$36,503
The Company's reinsurance recoverable on unpaid losses balance as at September 30, 2024 was $574,358 (December 31, 2023: $564,331) presented in the Condensed Consolidated Balance Sheets. As of September 30, 2024, the total allowance for expected credit losses on the Company's reinsurance recoverable balance was $2,331 (December 31, 2023: $3,240).
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on reinsurance recoverable for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Allowance for expected credit losses on reinsurance recoverable, beginning of period	$2,735	$4,530	$3,240	$4,277
(Decrease) increase in allowance for expected credit losses on reinsurance recoverable where credit losses were previously recognized	(404)	(241)	(909)	12
Allowance for expected credit losses on reinsurance recoverable, end of period	$2,331	$4,289	$2,331	$4,289
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $36,838 at September 30, 2024 (December 31, 2023: $43,176). The recoverable due from Cavello is net of an allowance for expected credit losses of $2,174 as at September 30, 2024 (December 31, 2023: $2,769).
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
8. Reinsurance (continued)
The LPT/ADC Agreement meets the criteria for risk transfer and is thus accounted for as retroactive reinsurance. Cumulative ceded losses exceeding $445,000 are recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves in proportion to cumulative losses collected over the estimated ultimate reinsurance recoverable. The amount of the deferral is recalculated each period based on loss payments and updated estimates. Consequently, cumulative adverse development subsequent to December 31, 2018 may result in significant losses from operations until periods when the deferred gain is recognized as a benefit to earnings. As of September 30, 2024, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $532,874 while the deferred gain liability under the LPT/ADC Agreement was $88,021 (December 31, 2023: $515,463 and $70,916, respectively). The recoverable due under the LPT/ADC Agreement is net of an allowance for expected credit losses of $147 as at September 30, 2024 (December 31, 2023: $453). Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in the fourth quarter of 2024.
Cavello provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement. Cavello is subject to additional collateral funding requirements as explained in "Note 10. Related Party Transactions". As of September 30, 2024, the amount of collateral required was $493,901 (December 31, 2023 - $490,070). Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar Group Limited, has credit ratings of BBB+ from both Standard & Poor's and Fitch Ratings at September 30, 2024.

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

	September 30, 2024	December 31, 2023
Reserve for reported loss and LAE	$417,014	$543,818
Reserve for losses incurred but not reported ("IBNR")	304,422	323,615
Reserve for loss and LAE	$721,436	$867,433
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Nine Months Ended September 30,	2024	2023
Gross loss and LAE reserves, January 1	$867,433	$1,131,408
Less: reinsurance recoverable on unpaid losses, January 1	564,331	556,116
Net loss and LAE reserves, January 1	303,102	575,292
Net incurred losses related to:
Current year	20,387	20,519
Prior years	25,066	15,984
	45,453	36,503
Net paid losses related to:
Current year	(4,064)	(448)
Prior years	(184,439)	(249,965)
	(188,503)	(250,413)
Change in deferred gain on retroactive reinsurance	(17,081)	(11,129)
GLS run-off business acquired or assumed	—	767
Opening allowance for expected credit loss on reinsurance recoverable on unpaid losses	—	4,277
Effect of foreign exchange rate movements	4,107	(2,599)
Net loss and LAE reserves, September 30	147,078	352,698
Reinsurance recoverable on unpaid losses, September 30	574,358	558,777
Gross loss and LAE reserves, September 30	$721,436	$911,475
Prior period loss development ("PPD") arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years. The favorable or unfavorable development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. The Company recognized net adverse PPD of $11,703 and $25,066 for the three and nine months ended September 30, 2024, respectively (2023: adverse $7,834 and $15,984, respectively).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
9. Reserve for Loss and Loss Adjustment Expenses (continued)
In the Diversified Reinsurance segment, there was favorable PPD of $15 and net adverse PPD of $887 for the three and nine months ended September 30, 2024, respectively (2023: adverse $1,864 and $3,938, respectively). The favorable PPD for the three months ended September 30, 2024 was driven by favorable development in other runoff business lines partly offset by adverse development in International. The adverse PPD for the nine months ended September 30, 2024 was driven by International and facultative lines partly offset by favorable development in GLS business. Prior year development for the three and nine months ended September 30, 2023 was driven by adverse development primarily due to a German Auto program in run-off from the International unit along with development from other runoff business lines and also included the recognition of expected credit losses on reinsurance recoverable on unpaid losses for the year-to-date period.
The table below shows prior year loss development for the AmTrust Reinsurance segment for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Prior Year Loss Development adverse (favorable)
AmTrust Quota Share	$11,818	$(22)	$21,893	$6,414
AmTrust other runoff	(79)	(20)	(305)	(360)
European Hospital Liability Quota Share	(21)	6,012	2,591	5,992
Total AmTrust Reinsurance PPD	$11,718	$5,970	$24,179	$12,046
In the AmTrust Reinsurance segment, net adverse PPD was $11,718 and $24,179 during the three and nine months ended September 30, 2024, respectively (2023: adverse $5,970 and $12,046, respectively) as detailed in the table above.
Net adverse PPD for the three and nine months ended September 30, 2024 was primarily from the AmTrust Quota Share. In the AmTrust Quota Share, U.S. Program business experienced additional adverse development from construction defect coverage for accident years 2015 to 2018 as new claims emergence was significantly greater than expected; this was partly offset by continued favorable development within Workers Compensation business for accident years 2014 to 2018. Net adverse loss development on European Hospital Liability Quota Share for the nine months ended September 30, 2024 was primarily driven by emergence of loss data from adverse claim verdicts on older claims, resulting in strengthening of loss development tail on underwriting years 2011 to 2014.
Net adverse PPD for the three and nine months ended September 30, 2023 was primarily from European Hospital Liability for the three months ended September 30, 2023, and European Hospital Liability and the AmTrust Quota Share (General Liability and Commercial Auto Liability partly offset by continued favorable development in Workers Compensation) for the nine months ended September 30, 2023. Net adverse loss development on European Hospital Liability was primarily driven by emergence of loss data during 2023 on underwriting years 2011 to 2016.
The increase in the deferred gain on retroactive reinsurance was $17,081 for the nine months ended September 30, 2024 (2023: $11,129 increase). This included an increase in the deferred gain liability and related reinsurance recoverable on unpaid losses under the LPT/ADC Agreement with Cavello of $17,105 for the nine months ended September 30, 2024 (2023: $11,108 increase) caused by adverse development on loss reserves covered under the LPT/ADC Agreement (2023 - adverse). The deferred gain on retroactive reinsurance under the LPT/ADC Agreement represents the cumulative adverse development for covered risks in the AmTrust Quota Share as of September 30, 2024 and December 31, 2023. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which is estimated to be in the fourth quarter of 2024.

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
A premium deficiency was recognized for the AmTrust Quota Share at September 30, 2024 since the sum of anticipated loss and LAE, unamortized acquisition expenses less anticipated investment income exceeded unearned premiums. Therefore, a premium deficiency of $3,664 and $3,748 was recognized with the Company accelerating the amortization of deferred acquisition costs during the three and nine months ended September 30, 2024, respectively.
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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Condensed Consolidated Income Statements for the three and nine months ended September 30, 2024 and 2023, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Gross and net premiums written	$(192)	$1,898	$(741)	$(3,892)
Net premiums earned	3,827	5,272	11,092	10,638
Net loss and LAE	(15,900)	(11,034)	(33,444)	(25,737)
Commission and other acquisition expenses	(5,093)	(1,966)	(7,910)	(3,976)
Collateral provided to AmTrust
a) AmTrust Quota Share
To provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of AmTrust's insurance subsidiaries, established trust accounts ("Trust Accounts") for their benefit. Maiden Reinsurance has provided appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral which can include: (a) assets loaned by Maiden Reinsurance to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties; (b) assets transferred by Maiden Reinsurance for deposit into the Trust Accounts; or (c) a letter of credit obtained by Maiden Reinsurance and delivered to an AmTrust subsidiary on AII's behalf. Maiden Reinsurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Reinsurance's proportionate share of its obligations under the AmTrust Quota Share. The collateral requirements under the AmTrust Quota Share with AII was satisfied as follows:
•by lending funds of $167,975 at September 30, 2024 and December 31, 2023 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. There was no allowance for expected credit losses recognized on the loan at September 30, 2024 and December 31, 2023. Interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. The interest income on the loan was $3,067 and $9,190 for the three and nine months ended September 30, 2024, respectively (2023: $3,073 and $8,698, respectively) and the effective yield was 7.3% for the respective periods (2023: 7.3% and 6.9%, respectively).
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
•on January 11, 2019, the Company transferred $575,000 to AmTrust as a portion of the existing Trust Accounts used for collateral on the AmTrust Quota Share was converted to a funds withheld arrangement. The funds withheld receivable earned an annual interest rate of 3.5% in 2024, which was subject to annual adjustment (2023: 3.5%). At September 30, 2024, the funds withheld balance with AmTrust depleted to $0 (December 31, 2023: $128,451) and accrued interest was $0 (December 31, 2023: $1,584). The interest income on the funds withheld receivable was $71 and $1,262 for the three and nine months ended September 30, 2024, respectively (2023: $2,227 and $8,569, respectively). No allowance for expected credit losses was recognized for the fund withheld receivable from AmTrust and related accrued interest at December 31, 2023.
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
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of the collateral held in reinsurance trust accounts at September 30, 2024 was $153,442 (December 31, 2023: $147,635) and the accrued interest was $1,515 (December 31, 2023: $1,091).
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $50 and $163 of investment management fees for the three and nine months ended September 30, 2024, respectively (2023: $61 and $206, respectively) under this agreement.
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
Renewal Rights Agreement - IIS Business
On May 3, 2024 and June 20, 2024, Maiden LF and Maiden GF entered into the AmTrust Renewal Rights Agreements with certain subsidiaries of AmTrust, which are expected to cover certain programs of Maiden LF and Maiden GF's primary business written in Sweden, Norway, other Nordic countries, the United Kingdom and Ireland. Under these agreements, those AmTrust subsidiaries in collaboration with existing Maiden LF and Maiden GF distribution partners, will offer renewals to select policyholders in exchange for a fee at standard market terms for business successfully renewed. All programs written by Maiden LF and GF, including those covered by the AmTrust Renewal Rights Agreements, are in the process of being cancelled in accordance with the requirements of the AmTrust Renewal Rights Agreements, or their contractual terms.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees
There are no material changes from the commitments, contingencies and concentrations previously disclosed in the Company’s Form 10-K for the year ended December 31, 2023.
a)Concentrations of Credit Risk
At September 30, 2024 and December 31, 2023, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance balances receivable, reinsurance recoverable on paid and unpaid losses and funds withheld receivable. Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength.
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
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party, reinsurance balances receivable and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at September 30, 2024. To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at September 30, 2024 will be fully collectible.
b)Investment Commitments and Related Financial Guarantees
The Company's total unfunded commitments on alternative investments was $56,028 at September 30, 2024 (December 31, 2023: $100,846) which included commitments for other investments, private equity securities and equity method investments.
The table below shows the total unfunded commitments by type of investment as at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total
Private equity funds	$30,038	53.6%	$53,675	53.2%
Private credit funds	—	—%	11,361	11.3%
Investments in direct lending entities	3,270	5.9%	595	0.6%
Total unfunded commitments on other investments	$33,308	59.5%	$65,631	65.1%

Total unfunded commitments on equity securities	$6,183	11.0%	$14,735	14.6%

Total unfunded commitments on equity method investments	$16,537	29.5%	$20,480	20.3%

Total unfunded commitments on alternative investments	$56,028	100.0%	$100,846	100.0%
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
As discussed above, at September 30, 2024, guarantees of $69,818 (December 31, 2023: $62,508) were provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

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
As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 8.6%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. At September 30, 2024, the Company's future lease obligations of $2,015 (December 31, 2023: $228) were calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate. This amount has been recognized on the Condensed Consolidated Balance Sheet as a lease liability within accrued expenses and other liabilities with an initial equivalent amount for the right-of-use asset presented as part of other assets. At September 30, 2024, the Company's right-of-use lease asset of $1,517 reflected certain lease incentives that were accepted which reduced the right-of-use asset and were separately capitalized under leasehold improvements to be depreciated over the effective term of the related lease agreements (December 31, 2023: $228).
The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's weighted-average remaining lease term is approximately 9.6 years at September 30, 2024.
Under Topic 842, Leases, the Company continues to recognize the related leasing expense on a straight-line basis over the lease term on the Condensed Consolidated Statements of Income. The Company's total lease expense was $148 and $446 for three and nine months ended September 30, 2024, respectively (2023: $119 and $374, respectively) recognized within general and administrative expenses consistent with the prior accounting treatment under Topic 840.
At September 30, 2024, the scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

September 30, 2024
2024	$108
2025	319
2026	277
2027	277
2028	277
Thereafter	1,754
Discount for present value	(997)
Total discounted operating lease liabilities	$2,015
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
Plaintiffs further claim that certain of Maiden Holdings’ representations concerning its business, underwriting and financial statements were rendered false by the allegedly inadequate loss reserves, that these misrepresentations inflated the price of Maiden Holdings' common stock, and that when the truth about the misrepresentations was revealed, the Company’s stock price fell, causing Plaintiffs to incur losses. On September 11, 2020, a motion to dismiss was filed on behalf of all Defendants. On August 6, 2021, the Court issued an order denying, in part, Defendants’ motion to dismiss, ordering Plaintiffs to file a shorter amended complaint no later than August 20, 2021, and permitting discovery to proceed on a limited basis. On February 7, 2023, the District Court denied Plaintiffs’ motion for reconsideration of the District Court’s decision denying Plaintiffs’ objection to the Magistrate Judge’s December 2021 ruling on discovery. On May 26, 2023, the Company filed a Renewed Motion to Dismiss the Second Amended Complaint or, in the Alternative, for Summary Judgment, which has been fully briefed. On December 19, 2023, the U.S. District Court for the District of New Jersey granted summary judgment on plaintiffs’ claim for securities fraud under Section 10(b) of the Securities Exchange Act to Maiden Holdings, Ltd. and individual defendants Arturo Raschbaum, Karen Schmitt, and John Marshaleck. The Court held that the factual record failed to support, as a matter of law, plaintiffs’ allegations that the defendants had made false statements regarding the Company’s loss reserves. The Court also dismissed plaintiffs’ claims that the individual defendants were liable as control persons under Section 20(a) of the Securities Exchange Act for any such alleged false statements. Plaintiffs have appealed to the United States Court of Appeals for the Third Circuit.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Maiden common shareholders	$(34,468)	$(3,527)	$(42,980)	$(17,788)
Denominator:
Weighted average number of common shares – basic and diluted(1)	99,724,474	101,454,767	100,112,436	101,586,759
Basic and diluted loss per share attributable to common shareholders	$(0.35)	$(0.03)	$(0.43)	$(0.18)
.
(1)Please refer to "Note 6. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for the terms and conditions of securities that could potentially be dilutive in the future. There were no potentially dilutive securities for the three and nine months ended September 30, 2024 (2023: 0).

13. Income Taxes
The Company recognized income tax expense of $25 and $478 for the three and nine months ended September 30, 2024, respectively, compared to an income tax benefit of $31 and $253 for the same respective periods in 2023. The effective tax rate on the Company's net loss differs from the statutory rate of zero percent under Bermuda law due to tax on foreign operations, primarily the U.S. and Sweden.
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
At September 30, 2024, the Company has available net operating loss carry-forwards of $345,587 (December 31, 2023: $337,420) for income tax purposes. Approximately $186,203 (December 31, 2023: $186,203) of net operating loss ("NOL") carryforwards expire in various years beginning in 2029. As of September 30, 2024, approximately $159,384 or 46.1% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law. At September 30, 2024, the Company also has a capital loss carry-forward of $14,866 (December 31, 2023: $13,853) which will start to expire on December 31, 2024.

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
As discussed in the “Legacy Underwriting” section further below, we have fulfilled our capital commitment to Genesis Legacy Solutions ("GLS") and recently determined we will not commit any further capital to GLS for new accounts and we presently do not anticipate any further contracts in the legacy management segment, as we no longer consider it part of our strategy to produce acceptable shareholder returns.
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
On May 3, 2024, Maiden LF and Maiden GF entered into a Renewal Rights and Asset Purchase Agreement with AmTrust Nordic AB, a Swedish unit of AmTrust Financial Services, Inc. ("AmTrust") which is expected to cover certain programs of Maiden LF and Maiden GF's primary business written in Sweden, Norway and other Nordic countries. On June 20, 2024, Maiden LF and Maiden GF entered into an additional Renewal Rights and Asset Purchase Agreement with AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), both wholly owned subsidiaries of AmTrust, which is expected to cover certain programs of Maiden LF and Maiden GF's primary business written in the United Kingdom and Ireland. These agreements are collectively referred to as the "AmTrust Renewal Rights Agreements". Under these agreements, those AmTrust subsidiaries in collaboration with existing Maiden LF and Maiden GF distribution partners, will offer renewals to select policyholders in exchange for a fee at standard market terms for business successfully renewed. All programs written by Maiden LF and GF, including those covered by the AmTrust Renewal Rights Agreements, are in the process of being cancelled in accordance with requirements of the AmTrust Renewal Rights Agreements, or their contractual terms.
These transactions are part of our broader plan to divest the IIS businesses as a result of our recently concluded strategic review of the IIS business platform. The purpose of that review was to evaluate the strategic value of Maiden LF and Maiden GF in relation to their ongoing growth and profitability prospects, regulatory capital requirements and ability to create shareholder value in excess of our target return on capital levels. As part of these conclusions, Maiden LF and Maiden GF are no longer writing new business and we expect to enter into additional transactions to either sell or wind-up Maiden GF and Maiden LF as we actively evaluate current potential transactions.
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
Business Strategy
In addition to restoring operating profitability, our strategic focus centers on creating the greatest risk-adjusted shareholder returns in order to increase book value for our common shareholders, both near and long-term. In that respect, management’s focus is to increase non-GAAP book value, which fully reflects the steps we have taken to protect our balance sheet, primarily through our LPT/ADC Agreement with Cavello, as this represents the ultimate economic value of Maiden.
In recent years we have pursued a revised operating strategy which leveraged the significant assets and capital we retain.
Our assessment had been that these areas of strategic focus would enhance our profitability through increased returns, which would also increase the likelihood of fully utilizing the significant net operating loss ("NOL") carryforwards, as described further below, which would increase both GAAP and non-GAAP book value and create additional common shareholder value. To date, that strategy presently has had two principal areas of focus:

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
As the run-off of our insurance liabilities has been more volatile than expected and our asset management strategies develop along timelines longer than initially anticipated, the need to allocate capital to other activities that produce more consistent levels of revenue and profit as we seek to create longer-term shareholder value has increased.
As part of our ongoing strategic evaluation of both the insurance and reinsurance marketplace and the ability of both the fee-based, distribution and the reinsurance markets to increase our current income and improve our ability to utilize and recognize our deferred tax assets, we increasingly believe near-term expansion of those strategies is appropriate.
We are actively exploring fee-based and distribution opportunities which are non-risk bearing and capital efficient and given ongoing changes in reinsurance markets, can be potentially complemented by limited and selective deployment of reinsurance capacity to supplement those activities and enhance returns to shareholders. During 2024, we have continued to evaluate numerous opportunities in pursuit of these objectives. Our results for the three months ended September 30, 2024 were impacted by expenditures in pursuit of these objectives.
To date, we invested $9.5 million in insurance distribution platforms and these investments have achieved an internal rate of return of 24.4% and a multiple of capital of 1.77x on those investments.
Further, while we have not engaged or pursued active reinsurance underwriting of new prospective risks recently, we continue to evaluate if such a strategy, even on a limited basis, would produce suitable value for shareholders. While we currently have not pursued such a strategy on a stand alone basis, such an approach could complement and enhance an approach to investing in and acquiring fee-based and distribution properties and strengthen those entities, and we believe numerous opportunities to execute a complimentary strategy are available.
In light of our increased activities in these areas, during the third quarter of 2024 we took steps to begin to reduce the asset management pillar of our strategy which are discussed below. Our alternative investments portfolio decreased by 24.8% during the three months ended September 30, 2024 due to recent sales and redemptions of private equity and private credit funds and this portfolio may reduce further in future periods as we continue to refine our strategy. While we remain confident that our asset management strategy will achieve the returns we have set out to achieve, we believe it is more critical to reposition our balance sheet currently and increase our liquidity in support of the current initiatives being pursued.
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
Our ability to execute our business strategies are dependent on maintaining adequate levels of unrestricted liquidity and cash flows. Please refer to the "Liquidity and Capital Resources" section for further information.
There can be no assurance that our insurance liabilities will run-off at levels that will permit further capital management activities, which we continually review as part of our strategy. In recent years, losses reported in our AmTrust Reinsurance segment continue to produce significant levels of adverse prior period loss development, including amounts increasingly not covered by the LPT/ADC Agreement. In addition, with regard to the European Hospital Liability Quota Share, certain tables used in determining non-economic damages were recently updated by the applicable authorities in Italy and increased compensation values for subject claims. The Company is currently analyzing the potential impact of the changes to these tables on its estimate of ultimate loss for this contract, including consultation with specialist third-party subject matter experts. In combination with the continued emergence of loss data from adverse claims verdicts noted above, these revisions could significantly impact the Company's evaluation of ultimate loss on these claims.
As a result, during the third quarter of 2024 and currently, we are pursuing finality solutions to resolve the AmTrust liabilities not covered by the LPT/ADC Agreement, including through third-parties. These solutions could involve significant charges to execute and we are actively evaluating the potential costs and benefits of such solutions, to the extent they are available to the Company. We have also retained third-party specialists and subject matter experts as part of our evaluation of the claims and actuarial impact of these exposures. There can be no guarantee that we will execute such finality solutions. To the extent these solutions are not available or do not occur, we may incur significant additional reserve charges based on the final analysis of this process.
Asset Management
As part of our asset management activities, as noted we have previously evaluated and continue to consider investing in various initiatives in the insurance industry across a variety of segments which we believe will produce appropriate risk-adjusted returns while maintaining the option to consider underwriting activities in the future. We believe these expanded activities will produce a broad range of positive impacts on our financial condition, including current income, longer-term gains and in certain instances, fee income. However as noted, we are actively exploring fee-based and distribution opportunities which are non-risk bearing and capital efficient. As these strategic plans continue to develop, we have modified our approach to this aspect of our current strategy, including reducing our investments and commitments to alternative investments as recently accomplished in the third quarter of 2024.

As of September 30, 2024, we have invested approximately $253.4 million into alternative investments which include equity securities, other investments and equity method investments in a wide variety of asset classes, and we believe these activities will exceed that benchmark cost of capital with adjustments as necessary if those returns do not emerge. Please refer to the "Liquidity and Capital Resources" section on "Other Investments, Equity Investments and Equity Method Investments" for further information on our alternative asset classes and a detailed discussion of their investment returns.
Recent development and trends in financial markets, particularly the rapid rise in interest rates and associated economic uncertainty as a result of those changes, indicate that it may take longer than expected to achieve those returns and we expect that to factor into future capital allocation decisions.
Capital Management
Our capital management strategy is significantly informed by the required capital needed to operate our business in a prudent manner and our ongoing analysis of our loss development trends. While our recorded ultimate losses for our insurance liabilities have experienced significant adverse loss development in recent years, as our insurance liabilities further mature we remain confident that we can continue the prudent and disciplined repurchase of our common shares and senior notes, both of which are authorized for repurchase, which we believe provided the greatest risk-adjusted returns to our common shareholders.
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
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 6. Shareholders' Equity" included under Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q for further information on the recent repurchases made by Maiden Reinsurance during the three and nine months ended September 30, 2024. There can be no assurance that we will continue to pursue such capital management initiatives, or that they will provide appropriate risk-adjusted returns. As we revised our strategy in recent years, we continuously evaluate the effectiveness of those strategies in achieving its goals and have been and continue to be prepared to adjust those strategies as our performance dictates.
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
At September 30, 2024, GLS and its subsidiaries have total insurance related liabilities of $23.6 million which consisted of total loss reserves of $17.3 million, an underwriting-related derivative liability of $4.0 million, and net deferred gains on retroactive reinsurance of $2.3 million.
2024 Developments
During the nine months ended September 30, 2024, our book value decreased by 15.7% to $2.09 per common share at September 30, 2024, and our non-GAAP book value decreased by 6.6% to $2.98 per common share at September 30, 2024. We made additional progress in the capital management pillar of our business strategy, repurchasing 388,728 and 1,488,400 common shares during the three and nine months ended September 30, 2024, respectively.
The run-off of our historic reinsurance programs produced an underwriting loss of $18.8 million and $36.0 million for the three and nine months ended September 30, 2024, respectively. This was driven by adverse prior year reserve development of $11.7 million and $25.1 million for three and nine months ended September 30, 2024, respectively, which offset the positive progress made in our capital and asset management strategies. Approximately $11.8 million or 101.0% and $22.5 million or 89.6% of total adverse prior year reserve development for the three and nine months ended September 30, 2024, respectively, is recoverable under the LPT/ADC Agreement and is expected to be recognized as future GAAP income over time as recoveries are received, including recoveries on Workers Compensation paid commuted amounts, under the provisions of the LPT/ADC Agreement and the applicable GAAP accounting rules.

During the nine months ended September 30, 2024, our alternative investment portfolio decreased by 18.0% primarily due to sales and redemptions of equity securities, private equity investments and private credit funds in the third quarter of 2024. These sales were part of a broader effort to reposition our balance sheet as part of ongoing group strategic initiatives we are actively pursuing while also strengthening overall liquidity. Our alternative investment portfolio produced a positive net return of 4.1% during the nine months ended September 30, 2024 compared to 5.0% for the same period in 2023. We believe our alternative investment portfolio remains well positioned to achieve its targeted longer-term returns. As interest rates have risen, we are increasingly focusing our investing activities on opportunities that will produce current income.
Maiden Holdings North America ("Maiden NA")
We believe Maiden NA’s investments, including its ownership of Maiden Reinsurance and its active asset management strategy, will create opportunities to utilize NOL carryforwards of $345.6 million at September 30, 2024. Approximately $186.2 million of these NOL carryforwards expire in various years beginning in 2029. As of September 30, 2024, $159.4 million or 46.1% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law. The NOL carryforwards combined with additional net deferred tax assets ("DTA") primarily related to our insurance liabilities result in net U.S. DTA (before valuation allowance) of $126.0 million or $1.27 per common share at September 30, 2024.
Net U.S. DTA of $126.0 million is not presently recognized on the Company's condensed consolidated balance sheets as a full valuation allowance is carried against it. At this time, while positive evidence in support of reducing the valuation allowance is growing, the Company believes it is necessary to maintain a full valuation allowance against the net U.S. DTA as more evidence is needed regarding the utilization of these losses. As circumstances further develop, we will continuously evaluate the amount of the valuation allowance held against the net U.S. DTA.
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

Three and Nine Months Ended September 30, 2024 and 2023 Financial Highlights

For the Three Months Ended September 30,	2024	2023	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net loss	$(34,468)	$(3,527)	$(30,941)
Basic and diluted loss per common share:
Net loss attributable to common shareholders(2)	(0.35)	(0.03)	(0.32)
Gross premiums written	8,861	8,660	201
Net premiums earned	13,403	12,479	924
Underwriting loss(3)	(18,751)	(10,910)	(7,841)
Net investment results(13)	1,825	11,482	(9,657)
Non-GAAP measures:
Non-GAAP operating loss(1)	(15,682)	(11,747)	(3,935)
Non-GAAP basic and diluted operating loss per common share(1)	(0.16)	(0.12)	(0.04)
Annualized non-GAAP operating return on average adjusted shareholders' equity(1)	(20.4)%	(14.4)%	(6.0)

For the Nine Months Ended September 30,	2024	2023	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net loss	$(42,980)	$(17,788)	$(25,192)
Basic and diluted loss per common share:
Net loss attributable to Maiden common shareholders(2)	(0.43)	(0.18)	(0.25)
Gross premiums written	25,633	16,371	9,262
Net premiums earned	37,888	32,520	5,368
Underwriting loss(3)	(36,040)	(28,425)	(7,615)
Net investment results(13)	28,754	38,447	(9,693)
Non-GAAP measures:
Non-GAAP operating loss(1)	(31,236)	(15,173)	(16,063)
Non-GAAP basic and diluted operating loss per common share(1)	(0.31)	(0.15)	(0.16)
Annualized non-GAAP operating return on average adjusted shareholders' equity(1)	(13.5)%	(6.2)%	(7.3)

	September 30, 2024	December 31, 2023	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(4)	$606,914	$602,318	$4,596
Total assets	1,393,511	1,518,934	(125,423)
Reserve for loss and LAE	721,436	867,433	(145,997)
Senior notes - principal amount	262,361	262,361	—
Shareholders' equity	208,182	249,160	(40,978)
Total capital resources(5)	470,543	511,521	(40,978)
Ratio of debt to total capital resources(10)	55.8%	51.3%	4.5
Book Value calculations:
Book value per common share(6)	$2.09	$2.48	$(0.39)
Accumulated dividends per common share(12)	4.27	4.27	—
Book value per common share plus accumulated dividends	$6.36	$6.75	$(0.39)
Change in book value per common share plus accumulated dividends	(5.8)%
Diluted book value per common share(7)	$2.05	$2.46	$(0.41)

Non-GAAP measures:
Adjusted book value per common share(8)	$2.98	$3.19	$(0.21)
Adjusted shareholders' equity(9)	296,203	320,076	(23,873)
Adjusted total capital resources(9)	558,564	582,437	(23,873)
Ratio of debt to adjusted total capital resources(11)	47.0%	45.0%	2.0

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
Non-GAAP operating earnings (loss) is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized investment gains (losses); (2) foreign exchange and other gains (losses); (3) the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under the LPT/ADC Agreement and related changes in amortization of the deferred gain liability; and (4) interest in income (loss) of equity method investments. We excluded net realized investment gains (losses), interest in income (loss) of equity method investments and foreign exchange and other gains (losses) as we believe these are influenced by market opportunities and other factors. We do not believe that ceded risks under the LPT/ADC Agreement are representative of our ongoing and future business which are different to retroactive reinsurance risks written by GLS that are representative of ongoing business. We believe all of these amounts are substantially independent of our business and any potential future underwriting process, therefore their inclusion would distort the analysis of underlying trends in our operations.
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
The Company no longer presents certain non-GAAP measures such as combined ratio and its related components in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024, as it believes that as the run-off of our reinsurance portfolios progresses, such ratios are increasingly not meaningful and of less value to readers as they evaluate the financial results of the Company, particularly compared to historical data.
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

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Gross premiums written	$8,861	$8,660	$25,633	$16,371
Net premiums written	$8,843	$8,625	$25,496	$16,260
Net premiums earned	$13,403	$12,479	$37,888	$32,520
Other insurance (expense) revenue , net	—	(16)	46	3
Net loss and LAE	(19,857)	(15,156)	(45,453)	(36,503)
Commission and other acquisition expenses	(9,068)	(5,340)	(19,474)	(14,520)
General and administrative expenses(1)	(3,229)	(2,877)	(9,047)	(9,925)
Underwriting loss (2)	(18,751)	(10,910)	(36,040)	(28,425)
Other general and administrative expenses(1)	(6,785)	(3,910)	(16,906)	(13,809)
Net investment income	4,878	9,048	19,531	29,111
Net realized and unrealized investment (losses) gains	(3,804)	244	6,403	2,394
Foreign exchange and other (losses) gains	(5,915)	4,594	(3,862)	(843)
Interest and amortization expenses	(4,817)	(4,814)	(14,448)	(13,411)
Income tax (expense) benefit	(25)	31	(478)	253
Interest in income of equity method investments	751	2,190	2,820	6,942
Net loss	$(34,468)	$(3,527)	$(42,980)	$(17,788)
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

Net loss
Net loss for the three months ended September 30, 2024 was $34.5 million compared to a net loss of $3.5 million for the same respective period in 2023. The decrease in our financial results for the third quarter of 2024 compared to the third quarter of 2023 was primarily due to:
•an underwriting loss of $18.8 million for the three months ended September 30, 2024 compared to an underwriting loss of $10.9 million in the same period in 2023 largely due to:
•adverse prior year loss development ("PPD") of $11.7 million in the third quarter of 2024 compared to adverse PPD of $7.8 million during the same period in 2023, detailed as follows;
•Our AmTrust Reinsurance segment had adverse PPD of $11.7 million in the third quarter of 2024 compared to adverse PPD of $6.0 million for the third quarter of 2023. Of the total adverse PPD experienced in this segment for the third quarter of 2024, $11.8 million is recoverable under the LPT/ADC Agreement and will be recognized as future GAAP income over time as recoveries are received under provisions of the LPT/ADC Agreement and the applicable GAAP accounting rules.
•Our Diversified Reinsurance segment had favorable PPD of $15.0 thousand in the third quarter of 2024 compared to adverse PPD of $1.9 million for the third quarter of 2023.
•On a current accident year basis, underwriting loss was $7.0 million for the three months ended September 30, 2024 compared to an underwriting loss of $3.1 million for the same period in 2023.
•lower income from investment activities which totaled $1.8 million for the three months ended September 30, 2024 compared to $11.5 million for the same period in 2023. The investment results for the third quarter of 2024 include $6.6 million in losses related to the disposition of alternative investments discussed previously, including $1.6 million in expenses related to these sales, along with continued declines in income from restricted assets as the associated liabilities continue to run-off;
•corporate general and administrative expenses increased to $6.8 million for the three months ended September 30, 2024 compared to corporate expenses of $3.9 million for the same period in 2023; and

•foreign exchange and other losses of $5.9 million for the three months ended September 30, 2024, compared to foreign exchange and other gains of $4.6 million for the same period in 2023.
Net loss for the nine months ended September 30, 2024 was $43.0 million compared to a net loss of $17.8 million for the same period in 2023. The net decrease in our financial results for the nine months ended September 30, 2024 compared to 2023 was largely due to:
•underwriting loss of $36.0 million in the nine months ended September 30, 2024 compared to an underwriting loss of $28.4 million for the same period in 2023 largely due to:
•adverse PPD of $25.1 million for the nine months ended September 30, 2024 compared to adverse PPD of $16.0 million for the same period in 2023 detailed as follows:
•Our AmTrust Reinsurance segment had adverse PPD of $24.2 million in 2024, compared to adverse PPD of $12.0 million in 2023. Of the total adverse PPD experienced in this segment for 2024, $22.5 million is recoverable under the LPT/ADC Agreement and is expected to be recognized as future GAAP income over time as recoveries are received under provisions of the LPT/ADC Agreement and the applicable GAAP accounting rules.
•Our Diversified Reinsurance segment had adverse PPD of $0.9 million in 2024, compared to adverse PPD of $3.9 million for the same period in 2023.
•on a current accident year basis, an underwriting loss of $11.0 million for the nine months ended September 30, 2024 compared to an underwriting loss of $12.4 million for the same period in 2023, primarily due to results in AmTrust Reinsurance segment as discussed further below in the segment analysis.
•lower income from investment activities which totaled $28.8 million for the nine months ended September 30, 2024 compared to $38.4 million in 2023. The investment results for the nine months ended September 30, 2024 included $5.7 million in losses related to the disposition of alternative investments discussed previously, including $1.6 million in expenses related to these sales, along with continued declines in income from restricted assets as the associated liabilities continue to run-off;
•corporate general and administrative expenses increased to $16.9 million for the nine months ended September 30, 2024 compared to corporate expenses of $13.8 million for the same period in 2023; and
•foreign exchange and other losses of $3.9 million for the nine months ended September 30, 2024 compared to foreign exchange and other losses of $0.8 million earned for the same period in 2023.
Net Premiums Written
The tables below compare net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three and nine months ended September 30, 2024 and 2023:

For the Three Months Ended September 30,	2024	2023	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$9,035	$6,727	$2,308	34.3%
AmTrust Reinsurance	(192)	1,898	(2,090)	(110.1)%
Total	$8,843	$8,625	$218	2.5%

For the Nine Months Ended September 30,	2024	2023	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$26,237	$20,152	$6,085	30.2%
AmTrust Reinsurance	(741)	(3,892)	3,151	(81.0)%
Total	$25,496	$16,260	$9,236	56.8%
Net premiums written for the three and nine months ended September 30, 2024 increased to $8.8 million and $25.5 million, respectively, compared to net premiums written of $8.6 million and $16.3 million for the same respective periods in 2023:
•Premiums written in the Diversified Reinsurance segment increased by $2.3 million and $6.1 million for the three and nine months ended September 30, 2024, respectively, compared to the same respective periods in 2023 due to growth in direct premiums for Credit Life programs written by Maiden LF and Maiden GF.
•Premiums written in the AmTrust Reinsurance segment decreased by $2.1 million and increased by $3.2 million for the three and nine months ended September 30, 2024, respectively, compared to the same respective periods in 2023. The negative written premiums for the nine months ended September 30, 2023 reflect cession adjustments of $6.1 million due to the cancellation of cases in one specific program within Specialty Risk and Extended Warranty.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.

Net Premiums Earned
Net premiums earned increased by $0.9 million and $5.4 million for the three and nine months ended September 30, 2024, respectively, compared to the same respective periods in 2023 due to higher earned premiums in our Diversified Reinsurance segment driven by growth in Credit Life programs written by Maiden LF and Maiden GF.
The tables below compare net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the three and nine months ended September 30, 2024 and 2023:

For the Three Months Ended September 30,	2024	2023	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$9,576	$7,207	$2,369	32.9%
AmTrust Quota Share Reinsurance	3,827	5,272	(1,445)	(27.4)%
Total	$13,403	$12,479	$924	7.4%

For the Nine Months Ended September 30,	2024	2023	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$26,796	$21,882	$4,914	22.5%
AmTrust Quota Share Reinsurance	11,092	10,638	454	4.3%
Total	$37,888	$32,520	$5,368	16.5%
Net premiums earned in the Diversified Reinsurance segment for the three and nine months ended September 30, 2024 increased by $2.4 million or 32.9% and $4.9 million or 22.5%, respectively, compared to the same respective periods in 2023 due to growth in Credit Life programs written by Maiden LF and Maiden GF. Please refer to the analysis of our Diversified Reinsurance segment for further discussion.
Net premiums earned in the AmTrust Reinsurance segment for the three and nine months ended September 30, 2024 decreased by $1.4 million or 27.4% and increased by $0.5 million or 4.3%, respectively, compared to the same respective periods in 2023. Please refer to the analysis of our AmTrust Reinsurance segment for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to the analysis below of our Diversified Reinsurance segment for further discussion.
Net Investment Income
Net investment income decreased by $4.2 million or 46.1% and $9.6 million or 32.9% for the three and nine months ended September 30, 2024, respectively, compared to the same respective periods in 2023 largely due to lower interest income earned on our funds withheld balance with AmTrust as claim payments continued to be settled through the funds held receivable combined with higher investment expenses compared to the prior year periods.
Annualized average book yields increased to 4.4% and 4.2% for the three and nine months ended September 30, 2024, respectively, compared to 4.3% and 4.1% for the same respective periods in 2023 due to the following factors:
•Floating rate investments comprise 43.6% of our fixed income investments as of September 30, 2024;
•Loan to related party carried a higher weighted average interest rate on a balance of $168.0 million which increased to 7.3% for the three and nine months ended September 30, 2024, respectively, compared to 7.3% and 6.9% for the same respective periods in 2023; partly offset by:
•Interest income on our funds withheld receivable decreased by $2.2 million and $7.3 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. This was driven by lower average funds withheld balances with AmTrust which were $8.9 million and $51.8 million for the three and nine months ended September 30, 2024, respectively, compared to $250.0 million and $317.1 million for the same respective periods in 2023. Funds withheld receivable from AmTrust earned an annual interest rate of 3.5% for the three and nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, the funds withheld balance with AmTrust decreased to $0.0 million compared to a balance of $213.1 million held at September 30, 2023; and
•Investment expenses increased by $1.7 million and $1.8 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 driven by $1.6 million of fees incurred related to sales and redemptions in our alternative investment portfolio during the third quarter of 2024.
Average aggregate fixed income assets for the three and nine months ended September 30, 2024 decreased by 33.1% and 31.5%, respectively, compared to the same periods in 2023 due to continued run-off of our reinsurance liabilities previously written on prospective risks through the funds withheld receivable. For the three and nine months ended September 30, 2024 and 2023, we experienced negative operating cash flows due to settlement of claim payments to AmTrust as we run-off existing reinsurance liabilities in the AmTrust Reinsurance segment.

The following table details our average aggregate fixed income assets (at cost) and annualized investment book yield for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Average aggregate fixed income assets, at cost (1)	$502,098	$750,448	$576,755	$842,212
Annualized investment book yield	4.4%	4.3%	4.2%	4.1%
(1)Fixed income assets include available-for-sale ("AFS") securities, cash and restricted cash, funds withheld receivable, and loan to related party. These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
Net Realized and Unrealized Investment (Losses) Gains
Net realized and unrealized investment losses of $3.8 million and gains of $6.4 million were recognized for the three and nine months ended September 30, 2024, respectively, compared to net realized and unrealized investment gains of $0.2 million and $2.4 million for the same respective periods in 2023. Net realized and unrealized investment (losses) gains for the three and nine months ended September 30, 2024 and 2023 are summarized in the table below by investment category:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net realized gains (losses):
Fixed income assets(1)	$(429)	$(301)	$(724)	$(1,087)
Other investments	9,353	—	9,353	—
Equity securities	(3,538)	—	(3,538)	186
Total net realized gains (losses)	5,386	(301)	5,091	(901)

Net unrealized (losses) gains:
Other investments	(11,043)	597	371	2,434
Equity securities	1,853	(52)	941	861
Total net unrealized (losses) gains	(9,190)	545	1,312	3,295

Net realized and unrealized investment (losses) gains	$(3,804)	$244	$6,403	$2,394
(1) Fixed income assets includes AFS securities as well as cash, restricted cash, funds withheld receivable, and loan to related party.
For the three months ended September 30, 2024, net investment losses of $3.8 million were primarily due to net unrealized losses of $11.0 million on other investments and net realized losses of $3.5 million on equity securities, partially offset by net realized gains of $9.4 million on other investments and net unrealized gains of $1.9 million on equity securities.
For the nine months ended September 30, 2024, the net investment gains of $6.4 million were primarily due to net realized gains of $9.4 million on the sale of other investments, partially offset by net realized losses of $3.5 million on equity securities. The net realized gains on other investments for the three and nine months ended September 30, 2024 were mainly from sales and redemptions of private credit funds and private equity funds during the third quarter of 2024. The sales and redemptions of other investments including equity securities during the three and nine months ended September 30, 2024 were part of a broader effort to reposition our balance sheet as part of ongoing group strategic initiatives while also strengthening overall liquidity.
Interest in Income of Equity Method Investments
Total interest in income of equity method investments of $0.8 million and $2.8 million were recognized for the three and nine months ended September 30, 2024, respectively, compared to an interest in the income of equity method investments of $2.2 million and $6.9 million for the same respective periods in 2023. Equity method investments consist of real estate investments of $57.3 million and other investments of $28.9 million as of September 30, 2024. Interest in income of equity method investments for the three and nine months ended September 30, 2024 and 2023 is detailed by investment category below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Other investments	$688	$2,360	$2,540	$7,432
Real estate investments	63	(170)	280	(573)
Hedge fund investments	—	—	—	83
Interest in income of equity method investments	$751	$2,190	$2,820	$6,942

Net Loss and LAE
Net loss and LAE increased by $4.7 million for the third quarter of 2024 compared to the same period in 2023. Net losses were impacted by net adverse PPD of $11.7 million for the third quarter of 2024 compared to net adverse PPD of $7.8 million for the same period in 2023. Excluding adverse development, the current year losses were $8.2 million for the third quarter of 2024 compared to $7.3 million for the third quarter of 2023.
Net loss and LAE increased by $9.0 million or 24.5% during the nine months ended September 30, 2024 compared to the same respective period in 2023 driven by higher net adverse PPD experienced in the AmTrust Reinsurance Segment. Net loss and LAE was impacted by net adverse PPD of $25.1 million in 2024 compared to net adverse PPD of $16.0 million in 2023.
Of the total adverse development in the AmTrust Reinsurance segment experienced to date in 2024, approximately $22.5 million is recoverable under the LPT/ADC Agreement and is expected to be recognized as future GAAP income over time as recoveries are received under the provisions of the LPT/ADC Agreement and the applicable GAAP accounting rules.
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
Commission and Other Acquisition Expenses
Commission and other acquisition expenses increased by $3.7 million or 69.8% and increased by $5.0 million or 34.1% for the three and nine months ended September 30, 2024, respectively, compared to the same respective periods in 2023. The year-to-date movement was primarily due to lower earned premium adjustments in the AmTrust Reinsurance segment as negative premium adjustments in the first quarter of 2023 resulted in lower commission costs and brokerage fees.
Total acquisition expenses increased as a percentage of net premiums earned for both respective periods driven by the accelerated amortization of deferred acquisition costs upon the recognition of a premium deficiency of $3.7 million in the AmTrust Reinsurance segment. Please see further discussion in the individual segment analysis further below.
General and Administrative Expenses
General and administrative expenses include both segment and corporate expenses segregated for analytical purposes as a component of underwriting income. Total general and administrative expenses increased by $3.2 million or 47.5% and $2.2 million or 9.3% for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. Excluding non-recurring expenses, our adjusted operating expenses increased 8.8% to $7.4 million for the three months ended September 30, 2024, compared to $6.8 million for the same period in 2023 and decreased 3.8% to $22.7 million for the nine months ended September 30, 2024, compared to $23.6 million for the same period in 2023.
Corporate expenses increased by $2.9 million and $3.1 million for the three and nine months ended September 30, 2024, respectively, largely due to higher legal and actuarial fees incurred in the third quarter of 2024. The majority of these expenses were related to significant and ongoing strategic initiatives being pursued by the Company, including but not limited to potential acquisitions and active exploration of finality solutions related to the Company's reinsurance liabilities as discussed in the Business Strategy section. Corporate expenses also included higher stock-based awards which were $1.5 million for the nine months ended September 30, 2024 compared to $1.4 million for the same period in 2023.
General and administrative expenses for the three and nine months ended September 30, 2024 and 2023 were comprised of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
General and administrative expenses – segments	$3,229	$2,877	$9,047	$9,925
General and administrative expenses – corporate	6,785	3,910	16,906	13,809
Total general and administrative expenses	$10,014	$6,787	$25,953	$23,734
Expenses related to the Company’s IIS business, which is no longer writing new business and has entered into the AmTrust Renewal Rights Agreements, were 19.6% and 18.1% of the Company's recurring operating expenses for the three and nine months ended September 30, 2024, respectively.
Interest and Amortization Expenses
Total interest and amortization expenses related to outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 ("Senior Notes") were $4.8 million and $14.4 million for the three and nine months ended September 30, 2024, respectively, compared to $4.8 million and $13.4 million for the same respective periods in 2023. This included interest expense incurred on the Senior Notes for the three and nine months ended September 30, 2024 and 2023 of $4.8 million and $14.3 million, respectively.
The issuance costs related to the Senior Notes were capitalized and are amortized over their effective life using the effective interest method of amortization. Due to a change in the amortization method for the 2013 Senior Notes in the prior year period, amortization expenses were $40.0 thousand and $0.1 million for the three and nine months ended September 30, 2024, respectively, compared to amortization expense of $37.0 thousand and income of $0.9 million for the same respective periods in 2023.

During the nine months ended September 30, 2023, the Company realized a gain of $39.9 thousand due to the partial repurchase of the 2013 Senior Notes which was offset against total interest and amortization expenses discussed above.
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the three and nine months ended September 30, 2024 and 2023, respectively.
Foreign Exchange and Other (Losses) Gains
Net foreign exchange and other losses of $5.9 million and $3.9 million were realized during the three and nine months ended September 30, 2024 compared to net foreign exchange and other gains of $4.6 million and losses of $0.8 million for the same respective periods in 2023. For the three and nine months ended September 30, 2024, net foreign exchange losses of $5.9 million and $3.9 million were attributable to the weakening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro.
Net foreign exchange gains of $4.6 million and losses of $0.1 million were realized for the three and nine months ended September 30, 2023 respectively. The net foreign exchange gains of $4.6 million in the third quarter of 2023 were driven by modest strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro during the period. Net foreign exchange losses of $0.1 million for the nine months ended September 30, 2023 were attributable to the weakening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro since the start of the year.
Foreign currency fluctuations are primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at September 30, 2024 included net loss reserves of $258.4 million. Our foreign currency asset exposures at September 30, 2024 included $149.5 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $31.1 million of equity method real estate investments denominated in Canadian dollars, as well as $14.8 million of funds withheld receivable.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results for our Diversified Reinsurance segment for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Gross premiums written	$9,053	$6,762	$26,374	$20,263
Net premiums written	$9,035	$6,727	$26,237	$20,152
Net premiums earned	$9,576	$7,207	$26,796	$21,882
Other insurance (expense) revenue , net	—	(16)	46	3
Net loss and LAE	(4,036)	(4,142)	(12,314)	(11,126)
Commission and other acquisition expenses	(3,975)	(3,374)	(11,564)	(10,544)
General and administrative expenses	(2,512)	(2,216)	(6,960)	(7,863)
Underwriting loss	$(947)	$(2,541)	$(3,996)	$(7,648)
Underwriting loss by business unit is detailed in the table below for the Diversified Reinsurance segment for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
International	$(381)	$(2,015)	$(2,057)	$(4,040)
GLS	(872)	(737)	(1,782)	(2,948)
Other run-off lines	306	211	(157)	(660)
Underwriting loss	$(947)	$(2,541)	$(3,996)	$(7,648)
Premiums — The growth in written and earned premium was the result of new Credit Life programs written by Maiden LF and Maiden GF in the three and nine months ended September 30, 2024. However, as discussed in the "Overview" section, Maiden LF and Maiden GF are no longer writing new business and have entered into the AmTrust Renewal Rights Agreements which are expected to cover certain programs of Maiden LF and Maiden GF's primary business written in Sweden, Norway, other Nordic countries, the United Kingdom and Ireland. As a result, Maiden LF and Maiden GF should begin to experience declines in premium written during the remainder of 2024.

Gross premiums written increased by $2.3 million or 33.9% and $6.1 million, or 30.2% for the three and nine months ended September 30, 2024, respectively, compared to the same respective periods in 2023. Net premiums written increased by $2.3 million or 34.3% and $6.1 million or 30.2% during the three and nine months ended September 30, 2024, respectively, compared to the same respective periods in 2023. Net premiums earned increased by $2.4 million or 32.9% and $4.9 million or 22.5% during the three and nine months ended September 30, 2024, respectively, compared to the same respective periods in 2023.
Other insurance (expense) revenue , net — Other insurance (expense) revenue , net includes fee related income generated from our GLS business, fair value changes in underwriting-related derivatives related to certain coverages on retroactive reinsurance contracts written by GLS, and fee income derived from our IIS business not directly associated with premium revenue assumed. The tables below show other insurance revenue by source for the three and nine months ended September 30, 2024 and 2023:

For the Three Months Ended September 30,	2024	2023	Change
	($ in thousands)
International	$—	$3	$(3)
Other service fee income	—	(19)	19
Total other insurance expense , net	$—	$(16)	$16

For the Nine Months Ended September 30,	2024	2023	Change
	($ in thousands)
International	$—	$100	$(100)
Changes in fair value of non-hedged underwriting-related derivatives	—	(230)	230
Other service fee income	46	133	(87)
Total other insurance revenue, net	$46	$3	$43
Net Loss and LAE — Net loss and LAE decreased by $0.1 million and increased by $1.2 million for the three and nine months ended September 30, 2024, respectively, compared to the same respective periods in 2023. The net loss and LAE was impacted by net favorable PPD of $15.0 thousand and net adverse PPD of $0.9 million for the three and nine months ended September 30, 2024, respectively, compared to adverse PPD of $1.9 million and $3.9 million for the same periods in 2023.
The net favorable PPD for the three months ended September 30, 2024 was primarily from favorable development in other runoff business lines partly offset by adverse development in International. The net adverse PPD for the nine months ended September 30, 2024 was due to International and facultative runoff lines partly offset by favorable development in GLS business.
The net adverse development for the three and nine months ended September 30, 2023 was primarily from a German Auto program in run-off, along with development in European Capital Solutions and other runoff business lines. It also included the recognition of expected credit losses on reinsurance recoverable on unpaid losses for the nine months ended September 30, 2023.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses increased by $0.6 million or 17.8% and $1.0 million or 9.7% for the three and nine months ended September 30, 2024, respectively, compared to the same respective periods in 2023 due to growth in new Credit Life programs written by Maiden LF and GF. Total acquisition costs as a percentage of net premiums earned decreased for both respective periods due to lower profit commissions incurred as a result of recent loss experience on certain programs.
General and Administrative Expenses — General and administrative expenses increased by $0.3 million or 13.4% and decreased by $0.9 million or 11.5% for the three and nine months ended September 30, 2024, respectively, compared to the same respective periods in 2023. The year-to-date movement was largely due to lower staff incentive compensation compared to the prior year period.

AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $17.8 million and $32.0 million during the three and nine months ended September 30, 2024, respectively, compared to an underwriting loss of $8.4 million and $20.8 million for the same respective periods in 2023.
The underwriting results for the AmTrust Reinsurance segment for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Gross premiums written	$(192)	$1,898	$(741)	$(3,892)
Net premiums written	$(192)	$1,898	$(741)	$(3,892)
Net premiums earned	$3,827	$5,272	$11,092	$10,638
Net loss and LAE	(15,821)	(11,014)	(33,139)	(25,377)
Commission and other acquisition expenses	(5,093)	(1,966)	(7,910)	(3,976)
General and administrative expenses	(717)	(661)	(2,087)	(2,062)
Underwriting loss	$(17,804)	$(8,369)	$(32,044)	$(20,777)
Premiums — The tables below show net premiums written by category for the three and nine months ended September 30, 2024 and 2023:

For the Three Months Ended September 30,	2024	2023	Change in
($ in thousands)	Total	Total	$
Net Premiums Written
Small Commercial Business	$(73)	$(160)	$87
Specialty Program	14	—	14
Specialty Risk and Extended Warranty	(133)	2,058	(2,191)
Total AmTrust Reinsurance	$(192)	$1,898	$(2,090)

For the Nine Months Ended September 30,	2024	2023	Change in
($ in thousands)	Total	Total	$
Net Premiums Written
Small Commercial Business	$(620)	$(318)	$(302)
Specialty Program	(31)	157	(188)
Specialty Risk and Extended Warranty	(90)	(3,731)	3,641
Total AmTrust Reinsurance	$(741)	$(3,892)	$3,151
The negative premiums for the nine months ended September 30, 2024 and September 30, 2023 reflect the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019 which has resulted in no new business written under these contracts since 2018.
The negative gross and net premiums written for the nine months ended September 30, 2023 reflect cession adjustments of $6.1 million due to the cancellation of cases in a certain program within Specialty Risk and Extended Warranty.
Net premiums earned decreased by $1.4 million and increased by $0.5 million for the three and nine months ended September 30, 2024, respectively, compared to the same respective periods in 2023. The year-to-date movement was due to lower negative premium adjustments during 2024 compared to the prior year period.

The tables below provide detail on net premiums earned in the three and nine months ended September 30, 2024 and 2023:

For the Three Months Ended September 30,	2024	2023	Change in
($ in thousands)	Total	Total	$
Net Premiums Earned
Small Commercial Business	$(73)	$(160)	$87
Specialty Program	14	—	14
Specialty Risk and Extended Warranty	3,886	5,432	(1,546)
Total AmTrust Reinsurance	$3,827	$5,272	$(1,445)

For the Nine Months Ended September 30,	2024	2023	Change in
($ in thousands)	Total	Total	$
Net Premiums Earned
Small Commercial Business	$(620)	$(318)	$(302)
Specialty Program	(31)	157	(188)
Specialty Risk and Extended Warranty	11,743	10,799	944
Total AmTrust Reinsurance	$11,092	$10,638	$454
Net Loss and LAE — Net loss and LAE increased by $4.8 million and $7.8 million for the three and nine months ended September 30, 2024, respectively, compared to the same respective periods in 2023. The movement was driven by higher adverse PPD under the AmTrust Quota Share for the three and nine months ended September 30, 2024 compared to the same respective periods in 2023.
Net adverse PPD was $11.7 million and $24.2 million during the three and nine months ended September 30, 2024, respectively, compared to net adverse development of $6.0 million and $12.0 million for the same respective periods in 2023, incurred primarily within the AmTrust Quota Share and European Hospital Liability Quota Share.
The table below shows PPD for the AmTrust Reinsurance segment for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Prior Year Loss Development adverse (favorable)	($ in thousands)
AmTrust Quota Share	$11,818	$(22)	$21,893	$6,414
AmTrust other runoff	(79)	(20)	(305)	(360)
European Hospital Liability Quota Share	(21)	6,012	2,591	5,992
Total AmTrust Prior Year Development	$11,718	$5,970	$24,179	$12,046
Net adverse PPD for the three and nine months ended September 30, 2024 was primarily due to the AmTrust Quota Share contract, with European Hospital Liability also producing adverse loss development in the year-to-date period. In the AmTrust Quota Share, U.S. Program business experienced continuing adverse development from construction defect coverage for accident years 2015 to 2018 as new claims emergence reported by AmTrust was again far greater than expected; this was partly offset by continued favorable development within Workers Compensation business for accident years 2014 to 2018. Net adverse loss development on European Hospital Liability Quota Share was primarily driven by emergence of loss data from adverse claim verdicts on older claims prior to 2014, resulting in strengthening of loss development tail on underwriting years 2011 to 2014.
Net adverse PPD for the three and nine months ended September 30, 2023 was primarily from European Hospital Liability for the three months ended September 30, 2023, and European Hospital Liability and the AmTrust Quota Share (General Liability and Commercial Auto Liability partly offset by continued favorable development in Workers Compensation) for the nine months ended September 30, 2023. Net adverse loss development on European Hospital Liability was primarily driven by emergence of loss data during 2023 on underwriting years 2011 to 2016.
With regard to the European Hospital Liability Quota Share, certain tables used in determining non-economic damages were recently updated by the applicable authorities in Italy and increased compensation values for subject claims. The Company is currently analyzing the potential impact of the changes to these tables on its estimate of ultimate loss for this contract, including consultation with specialist third-party subject matter experts. In combination with the continued emergence of loss data from adverse claims verdicts noted above, these revisions could significantly impact the Company's evaluation of ultimate loss on these claims.

As of September 30, 2024, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $532.9 million. The LPT/ADC Agreement provides Maiden Reinsurance with $155.0 million in adverse PPD cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The reinsurance recoverable includes the deferred gain liability under the LPT/ADC Agreement of $88.0 million. At September 30, 2024, there was $67.0 million remaining in available coverage under the LPT/ADC Agreement.
For the three and nine months ended September 30, 2024, $11.8 million and $22.5 million of total adverse PPD from the AmTrust Quota Share reported in the table above, respectively, are recoverable under the LPT/ADC Agreement that is expected to be recognized as future GAAP income over time as recoveries are received subject to the provisions of the LPT/ADC Agreement and the applicable GAAP accounting rules. To the extent recent adverse loss development in European Hospital Liability continues, the European Hospital Liability Quota Share may have a more significant negative impact on our results than the AmTrust Quota Share, in particular once recoveries from the LPT/ADC Agreement commence and are recognized as GAAP income pursuant to the applicable GAAP accounting rules.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses increased by $3.1 million and $3.9 million for the three and nine months ended September 30, 2024, respectively, compared to the same respective periods in 2023 driven by lower earned premium adjustments in the AmTrust Reinsurance segment as negative premium adjustments in the first quarter of 2023 resulted in lower commission costs and brokerage fees. This was partially offset by higher earned premiums in Specialty Risk and Extended Warranty programs for the nine months ended September 30, 2024
Total acquisition costs increased as a percentage of net premiums earned for both respective periods due to the accelerated amortization of deferred acquisition costs upon the recognition of a premium deficiency of $3.7 million in the AmTrust Reinsurance segment for the three and nine months ended September 30, 2024.
General and Administrative Expenses — General and administrative expenses increased by $0.1 million and $25.0 thousand for the three and nine months ended September 30, 2024, respectively, compared to the same respective periods in 2023.

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
As of September 30, 2024, the Company had investable assets of $789.7 million compared to $914.3 million as of December 31, 2023. Investable assets include the combined total of our investments, cash and restricted cash including cash equivalents, loan to a related party and funds withheld receivable. Our investable assets decreased by $124.6 million during the nine months ended September 30, 2024 due to the continued run-off of our reinsurance portfolio liabilities as claim payments were settled from the funds withheld receivable, which decreased by $129.2 million in the nine months ended September 30, 2024.
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
In 2023 and 2024, the Vermont DFR approved an annual dividend program to be paid by Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. During the nine months ended September 30, 2024, Maiden Reinsurance paid dividends of $18.8 million to Maiden NA (2023: $18.8 million) as part of the approved dividend program. During the nine months ended September 30, 2024 and 2023, Maiden NA did not pay any dividends to Maiden Holdings.
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
Our business has undergone significant changes since 2018. As previously noted, we engaged in a series of transactions that have materially reduced our balance sheet risk and transformed our operations. As a result of these transactions, we are not presently engaged in any active underwriting of new prospective reinsurance business thus our net premiums written will continue to be materially lower and investment income will become a significantly larger portion of our total revenues. We have not written any new retroactive risks through GLS since December 30, 2022, and this will be smaller in relation to the run-off of our prior reinsurance business. During the nine months ended September 30, 2024, we experienced negative operating cash flows as we run off the AmTrust Reinsurance segment reserves as shown in the cash flows table further below.
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

At September 30, 2024, unrestricted cash, cash equivalents and fixed maturity investments were $139.8 million compared to $73.4 million held at December 31, 2023, an increase of $66.4 million during the nine months ended September 30, 2024. This was primarily driven by $65.1 million of net proceeds from sales and redemption for alternative investments during the nine months ended September 30, 2024. The significant sales and redemptions of alternative investments during the three months ended September 30, 2024 was part of a broader effort to reposition our balance sheet as part of ongoing group strategic initiatives while also strengthening overall liquidity. There was also $15.3 million of collateral released by AmTrust through the funds withheld receivable during the nine months ended September 30, 2024 and the balance is now fully depleted. This was partly offset by $14.3 million utilized for interest payments on the Senior Notes and $3.1 million for common share repurchases made under the Company's authorized repurchase plan and employee tax obligations on vesting of restricted shares.
Please see the related discussion on investing and financing cash flows below. The table below summarizes our operating, investing and financing cash flows for the nine months ended September 30, 2024 and 2023:

For the Nine Months Ended September 30,	2024	2023
	($ in thousands)
Operating activities	$(19,156)	$(65,997)
Investing activities	107,074	51,137
Financing activities	(3,133)	(1,971)
Effect of exchange rate changes on foreign currency cash	325	(263)
Total increase (decrease) in cash, restricted cash and cash equivalents	$85,110	$(17,094)
Cash Flows used in Operating Activities
Cash flows used in operating activities for the nine months ended September 30, 2024 was $19.2 million compared to cash flows used in operating activities of $66.0 million for the nine months ended September 30, 2023. The decrease in cash used in in operating activities was due to the settlement of claims through funds withheld in the nine months ended September 30, 2024 compared to the same respective period in 2023.
Cash Flows provided by Investing Activities
Cash flows provided by investing activities consist primarily of proceeds from sales and maturities of investments net of purchases. Net cash provided by investing activities was $107.1 million for the nine months ended September 30, 2024 compared to net cash provided by investing activities of $51.1 million for the same period in 2023.
For the nine months ended September 30, 2024, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $42.4 million compared to net proceeds from sales and maturities of $60.7 million for the same period in 2023. The size of the fixed income investment portfolio has diminished as claims payments are made for the runoff of existing loss reserves for the terminated AmTrust Quota Share and the European Hospital Liability Quota Share contracts.
Cash flows provided by investing activities for nine months ended September 30, 2024 included the proceeds from the sales and redemptions which exceeded the purchases of alternative investments. There were net proceeds from sales and redemption of $65.1 million for alternative investments during the nine months ended September 30, 2024 compared to net purchases of alternative investments of $9.5 million for the same period in 2023.
Cash Flows used in Financing Activities
Cash flows used in financing activities were $3.1 million for the nine months ended September 30, 2024 compared to $2.0 million for the same period in 2023.
During the nine months ended September 30, 2024, the Company repurchased 1,488,400 common shares at an average price of $1.95 per share for a total cost of $2.9 million under the Company's authorized common share repurchase plan. During the nine months ended September 30, 2023, the Company repurchased 820,105 common shares at an average price of $1.93 per share for a total cost of $1.6 million under the Company's authorized common share repurchase plan.
No dividends on common shares were paid during the nine months ended September 30, 2024 and 2023. Our Board of Directors have not declared any common share dividends since the third quarter of 2018.
Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, that was filed with the SEC on March 12, 2024. Please also refer to "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) "Note 4.(e) Restricted Cash, Cash Equivalents and Investments" included in this Form 10-Q for details of the fair values of restricted assets at September 30, 2024 and December 31, 2023.
At September 30, 2024 and December 31, 2023, restricted cash and cash equivalents and fixed maturity investments used as collateral were $213.7 million and $219.9 million, respectively. This collateral represents 60.5% and 75.0% of the fair value of total fixed maturity investments, cash, restricted cash and cash equivalents at September 30, 2024 and December 31, 2023, respectively.

Cash and Investments
Historically, the investment of our funds had generally been designed to ensure safety of principal while generating current income. Accordingly, our fixed income investment portfolio is invested in liquid, investment-grade fixed maturity securities which are all designated as AFS at September 30, 2024. Further, as our insurance liabilities continue to run-off and the required capital to operate our business for regulatory purposes decreases, we expanded Maiden Reinsurance’s investment policy which has been approved by the Vermont DFR. Under this modified investment policy, we expanded the range of asset classes we invest in to enhance the income and total returns our investment portfolio produces. We categorize these investments as alternative investments which include "Other Investments", "Equity Securities", and "Equity Method Investments" on our Condensed Consolidated Balance Sheets.
As of September 30, 2024 and December 31, 2023, our cash and investments consisted of:

	September 30, 2024	December 31, 2023
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$225,756	$250,601
Equity securities, at fair value	19,311	45,299
Equity method investments	86,236	80,929
Other investments	147,823	182,811
Total investments	479,126	559,640
Cash and cash equivalents	109,965	35,412
Restricted cash and cash equivalents	17,823	7,266
Total Investments and Cash and Cash Equivalents	$606,914	$602,318
In addition to the discussion on Cash and Cash Equivalents and Fixed Maturities that follows herein, please see the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q for further discussion on our AFS fixed income securities.
Under this revised investment policy, we had increased the amount of alternative investments held. Previously, we had expected to continue to increase the amounts invested therein. However, as our strategic plans continue to develop, we have begun to modify our approach to this investment policy, and began to reduce our investments and commitments to alternative investments under this policy. The sales and redemptions of other investments including equity securities during the three months ended September 30, 2024 were part of a broader effort to reposition our balance sheet as part of ongoing group strategic initiatives while also strengthening overall liquidity.
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

As of September 30, 2024, Maiden Reinsurance owns 30.9% of the Company's total outstanding common shares which is eliminated for accounting and financial reporting purposes on our condensed consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its common shares, is capped at 9.5% pursuant to the bye-laws of the Company. Treasury shares include 44,367,323 common shares owned by Maiden Reinsurance consisting of 41,439,348 shares issued as part of the Exchange in 2022 and 2,927,975 common shares that were directly purchased on the open market by Maiden Reinsurance under the Company's authorized share repurchase plan to date. The market value of our common shares held by Maiden Reinsurance due to the Exchange and common share repurchases was $78.5 million at September 30, 2024.
Cash & Cash Equivalents
At September 30, 2024, we consider the levels of cash and cash equivalents held to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
Fixed Maturity Investments
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows at September 30, 2024 and December 31, 2023:

September 30, 2024	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$48,676	$17	$—	$48,693	5.2%	0.1
U.S. agency bonds – mortgage-backed	27,493	—	(2,535)	24,958	4.6%	6.0
Non-U.S. government bonds	48,997	37	(292)	48,742	3.0%	0.7
Collateralized loan obligations	65,973	4	(140)	65,837	4.7%	0.3
Corporate bonds	38,620	—	(1,094)	37,526	1.2%	1.4
Total fixed maturities	229,759	58	(4,061)	225,756	3.8%	1.2
Cash and cash equivalents	127,788	—	—	127,788	—%	0.0
Total	$357,547	$58	$(4,061)	$353,544	2.5%	0.8

December 31, 2023	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$55,046	$8	$(2)	$55,052	5.4%	0.1
U.S. agency bonds – mortgage-backed	29,918	—	(3,267)	26,651	4.6%	6.1
Non-U.S. government bonds	21,219	—	(468)	20,751	1.9%	1.1
Collateralized loan obligations	80,591	—	(1,788)	78,803	4.9%	0.3
Corporate bonds	71,762	—	(2,418)	69,344	1.6%	1.7
Total fixed maturities	258,536	8	(7,943)	250,601	3.8%	1.3
Cash and cash equivalents	42,678	—	—	42,678	2.5%	0.0
Total	$301,214	$8	$(7,943)	$293,279	3.6%	1.2
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the nine months ended September 30, 2024, the yield on the 10-year U.S. Treasury bond decreased by 7 basis points to 3.81%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed maturity securities in our portfolio. Driven by a decrease in risk-free rates during the nine months ended September 30, 2024, our fixed maturity investment portfolio generated net unrealized gains of $3.9 million which increased our book value per common share by $0.04 during the period, largely the result of tightening spreads on collateralized loan obligations. Current outlooks for global monetary policy indicate that quantitative tightening by central banks in the U.S. and globally appear likely to moderate in the near to intermediate term, although central banks have indicated that they maintain the option to either adopt a neutral stance or apply further tightening should data dictate such actions, particularly inflation and labor market data. Recent data suggest that delays in the anticipated moderation of global monetary policy may be ending in the near-term. Our investment portfolios, in particular our fixed maturity portfolio, may be adversely impacted by unfavorable market conditions caused by these measures, which could cause continued volatility in our results of operations and negatively impact our financial condition.
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
We also monitor the duration and structure of our investment portfolio as discussed below. As of September 30, 2024, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $4.3 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above.
To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At September 30, 2024 and December 31, 2023, these respective durations in years were as follows:

	September 30, 2024	December 31, 2023
Fixed maturities and cash and cash equivalents	0.8	1.2
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	6.0	5.8
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	2.5	1.6
During the nine months ended September 30, 2024, the weighted average duration of our fixed maturity investment portfolio decreased by 0.4 years to 0.8 years while the duration for the gross reserve for loss and LAE increased by 0.2 years to 6.0 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our U.S. agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities held. At September 30, 2024, the duration of our loss reserves net of the LPT/ADC Agreement was higher than the duration of our fixed maturity investment portfolio.
To limit our exposure to unexpected interest rate increases that could reduce the value of our fixed maturity securities and reduce our shareholders' equity, the Company holds floating rate securities whose fair values are less sensitive to interest rates. At September 30, 2024 and December 31, 2023, 43.6% and 40.8%, respectively, of our fixed income investments were comprised of floating rate securities which are detailed in the table below:

	September 30, 2024		December 31, 2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Floating rate securities
Collateralized loan obligations	$65,837	12.3%	$78,803	13.0%
Total floating rate AFS fixed maturities at fair value	65,837	12.3%	78,803	13.0%
Loan to related party	167,975	31.3%	167,975	27.8%
Total floating rate securities	$233,812	43.6%	$246,778	40.8%

Total fixed income investments at fair value (1)	$536,334		$605,239
(1) Total fixed income investments at fair value include AFS fixed maturities, cash and restricted cash, funds withheld receivable, and loan to related party.

At September 30, 2024 and December 31, 2023, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Total U.S. agency MBS comprise 11.1% of our fixed maturity investment portfolio at September 30, 2024. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn. Additional details on our U.S. Agency MBS holdings at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024		December 31, 2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
FNMA – fixed rate	$14,133	56.6%	$15,164	56.9%
FHLMC – fixed rate	8,563	34.3%	9,099	34.1%
GNMA – variable rate	2,262	9.1%	2,388	9.0%
Total U.S. Agency MBS	$24,958	100.0%	$26,651	100.0%
At September 30, 2024 and December 31, 2023, 100.0% and 97.8%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income investment portfolio.

The security holdings by sector and financial strength rating of our corporate bond holdings at September 30, 2024 and December 31, 2023 were as follows:

	Ratings(1)
September 30, 2024	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	—%	14.5%	—%	$5,432	14.5%
Consumer	—%	7.3%	33.1%	—%	15,179	40.4%
Financial Institutions	4.2%	39.6%	1.3%	—%	16,915	45.1%
Total	4.2%	46.9%	48.9%	—%	$37,526	100.0%

	Ratings(1)
December 31, 2023	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	—%	7.6%	—%	$5,273	7.6%
Communications	—%	7.9%	4.2%	—%	8,392	12.1%
Consumer	—%	15.8%	29.2%	—%	31,186	45.0%
Energy	—%	1.2%	2.6%	—%	2,639	3.8%
Financial Institutions	2.2%	20.9%	0.6%	7.8%	21,854	31.5%
Total	2.2%	45.8%	44.2%	7.8%	$69,344	100.0%
(1)    Ratings as assigned by S&P, or equivalent
The table below includes the Company’s ten largest corporate holdings at fair value and as a percentage of all fixed income securities held as at September 30, 2024. The Company's ten largest corporate holdings are 95.6% euro denominated, with 42.2% in the Consumer Sector and 42.7% in the Financial Institutions sector.

September 30, 2024	Fair Value	% of Holdings	Rating(1)
	($ in thousands)
Chubb Ina Holdings Inc., 1.55%, Due 3/15/2028	$6,921	3.1%	A
Utah Acquisition Sub Inc., 2.25%, Due 11/22/2024	5,556	2.5%	BBB-
PPG Industries Inc., 0.875%, Due 11/3/2025	5,432	2.4%	BBB+
Kellanova, 1.25%, Due 3/10/2025	4,410	1.9%	BBB
BNP Paribas SA, 1.25%, Due 3/19/2025	3,618	1.6%	A-
McKesson Corp., 1.5% Due 11/17/2025	2,738	1.2%	A-
Baxter International Inc., 1.3%, Due 5/30/2025	2,475	1.1%	BBB
Morgan Stanley, 1.875%, Due 4/27/2027	2,171	0.9%	A+
Aareal Bank AG, 0.625%, Due 2/14/2025	1,573	0.7%	AAA
Natwest Group PLC, 1.75%, Due 3/2/2026	1,106	0.5%	A-
Total	$36,000	15.9%
(1)    Ratings as assigned by S&P, or equivalent

At September 30, 2024 and December 31, 2023, we held the following non-U.S. dollar denominated securities:

	September 30, 2024		December 31, 2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-USD denominated collateralized loan obligations	$64,841	43.4%	$77,816	46.8%
Non-USD denominated corporate bonds	35,953	24.0%	67,822	40.7%
Non-U.S. government bonds	48,742	32.6%	20,751	12.5%
Total non-U.S. dollar denominated securities	$149,536	100.0%	$166,389	100.0%

At September 30, 2024 and December 31, 2023, respectively, 100.0% of non-U.S. dollar denominated securities were invested in euro denominated bonds. The net decrease in non-USD denominated fixed maturities is largely due to sales and maturities of euro denominated corporate bonds during the nine months ended September 30, 2024.
At September 30, 2024 and December 31, 2023, the Company's non-U.S. government issuers have a rating of AA- or higher by Fitch Ratings. The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. dollar denominated currencies at September 30, 2024 and December 31, 2023, respectively.
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings at September 30, 2024 and December 31, 2023:

Ratings(1)	September 30, 2024		December 31, 2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
A+, A, A-	$17,610	49.0%	$31,810	46.9%
BBB+, BBB, BBB-	18,343	51.0%	30,630	45.2%
BB+ or lower	—	—%	5,382	7.9%
Total non-U.S. dollar denominated corporate bonds	$35,953	100.0%	$67,822	100.0%
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
Our alternative investments as of September 30, 2024 and December 31, 2023 consisted of the following asset categories:

	September 30, 2024		December 31, 2023
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total

Privately held common stocks	$9,392	3.7%	$35,272	11.4%
Privately held preferred stocks	9,919	3.9%	9,946	3.2%
Publicly traded equity investments in common stocks	—	—%	81	—%
Total equity securities	$19,311	7.6%	$45,299	14.6%

Real estate investments	$57,323	22.6%	$49,897	16.1%
Other equity method investments	28,913	11.4%	31,032	10.1%
Total equity method investments	$86,236	34.0%	$80,929	26.2%

Private equity funds	$24,750	9.8%	$47,383	15.4%
Private credit investments	1,954	0.8%	27,806	9.0%
Privately held equity investments	40,151	15.8%	38,617	12.5%
Investments in direct lending entities (at cost)	80,968	32.0%	69,005	22.3%
Total other investments	$147,823	58.4%	$182,811	59.2%

Total alternative investments	$253,370	100.0%	$309,039	100.0%
Our allocation to alternative investments decreased to 41.7% of our total cash and investments as of September 30, 2024 compared to 51.3% as of December 31, 2023; and decreased to 121.7% of our total shareholders' equity as of September 30, 2024 compared to 124.0% as of December 31, 2023. Under this revised investment policy, we decreased the amount of alternative investments held at September 30, 2024 . As noted previously, as our strategic plans continue to develop, we have begun to modify our approach to this investment policy, and began to reduce our investments and commitments to alternative investments under this policy. The sales and redemptions of other investments including equity securities during the three months ended September 30, 2024 were part of a broader effort to reposition our balance sheet as part of ongoing group strategic initiatives while also strengthening overall liquidity. We expect to invest the proceeds of these sales and redemptions in cash equivalent and short-term investment grade fixed income securities.

In addition to the categories described above, we also evaluate our alternative investments by the following asset classes:

	September 30, 2024		December 31, 2023
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Private Equity	$59,977	23.7%	$82,230	26.6%
Private Credit	1,954	0.7%	53,673	17.4%
Alternatives	104,330	41.2%	95,258	30.8%
Venture Capital	23,309	9.2%	21,220	6.9%
Real Estate	63,800	25.2%	56,658	18.3%
Total alternative investments	$253,370	100.0%	$309,039	100.0%
For further details on these alternative investments, see "Notes to Condensed Consolidated Financial Statements: Note 4(b) Other Investments, Equity Securities and Equity Method Investments" included under Part I Item 1. "Financial Information" of this Report on Form 10-Q. Within these asset classes, our portfolio broadly consists of the following types of investments:
•Private Equity – this asset class consists of both fund investments with leading private equity sponsors and direct equity investments in private companies, sometimes in conjunction with our private equity fund sponsors. As of September 30, 2024, $3.4 million or 5.6% of investments in the private equity asset class consisted of investments in private equity funds and $56.6 million or 94.4% consisted of direct equity investments in private companies.
•Private Credit - this asset class consists of both fund investments with leading private credit sponsors and direct credit investments in private companies, sometimes in conjunction with our private credit fund sponsors. Private credit investments in both funds and on a direct basis will typically be secured lending arrangements with non-rated entities, often with additional protective provisions to enhance the security and returns of these investments. As of September 30, 2024, $2.0 million or 100.0% of the private credit asset class consisted of direct investments in debt securities of private companies.
•Alternatives – this asset class consists of structured financing arrangements which typically have incentive features to enhance the Company’s returns. As part of these arrangements, the Company requires collateral or bankruptcy-remote structures to protect its investments. As of September 30, 2024, $102.6 million or 98.4% of investments in the alternatives asset class were direct investments and $1.7 million or 1.6% of the alternatives asset class were invested in funds. One investment in a collateralized direct lending entity of $81.0 million represents 77.6% of this asset class and is discussed further in "Note 4 — Investments" included in Part I Item 1. "Financial Information" in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2024.
•Venture Capital – this asset class consists of both fund investments with venture capital firms focused primarily on “insurtech” or “fintech” early-stage investments as well as direct investments in start-up companies in this sector, including equity investments in individual companies made in conjunction with our venture capital fund sponsors. As of September 30, 2024, $9.1 million or 39.2% of investments in the venture capital asset class consisted of investments in funds and $14.2 million or 60.8% consisted of direct equity investments in start-up companies. As of September 30, 2024, $13.4 million or 57.6% of our venture capital investments were invested in funds or companies that would be considered “insurtech” investments.
•Real Estate – this asset class consists of long-term equity investments in three real estate projects. Two are multi-family residential development projects near major urban centers where workforce housing demand continues to be strong. One investment is a minority stake as a limited partner with a leading property developer with a highly successful track record, where the Company will earn returns from both operating income from rentals and future sales of properties. As of September 30, 2024, the Company has $26.3 million invested in this project and expects investment returns to commence in earnest in 2026 and beyond. The second multi-family residential investment is a majority stake with general partner rights wherein the Company is providing the capital backing to an experienced and successful developer in the subject market, while also taking minority equity stakes in individual projects. To date, this development project has secured five properties in attractive locations and is currently in the zoning and planning stages. As of September 30, 2024, the Company has $31.1 million invested in this project and has commenced earning limited amounts of fee income from this project. As part of its investment, the Company has also provided certain loan guarantees which are discussed in more detail in Note 11 — Commitments, Contingencies and Guarantees included in Part I Item 1. "Financial Information". We expect fee and operating income and gains from future sales of properties to commence in earnest in 2027 and beyond. Finally, the Company has a minority equity stake in an iconic office building in a major city in the U.S., with an attractive and growing tenant roll. As of September 30, 2024, the Company has $6.5 million invested in this project and to date has earned preferred returns and received certain distributions. In addition to preferred returns, the Company expects to receive future distributions of operating income from this investment.
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

Investment Results
Our investment portfolio returns included in earnings decreased to $1.8 million and $28.8 million during the three and nine months ended September 30, 2024, respectively, compared to $11.5 million and $38.4 million for the same respective periods in 2023. This was partly due to lower interest income earned on our funds withheld balance with AmTrust as claim payments were settled through the funds held receivable in 2024. Also, it was due to net unrealized losses on our alternative investment portfolio for the three months ended September 30, 2024 as well as lower interest in income of equity method investments which decreased for the three and nine months ended September 30, 2024 compared to the same periods in 2023.
In addition, our alternative investment portfolio decreased by 18.0% during 2024 due to recent sales and redemptions of equity securities, private equity investments and private credit funds. These sales produced net realized gains of $5.8 million during the third quarter of 2024 as shown in the table below and were part of a broader effort to reposition our balance sheet as part of ongoing group strategic initiatives that we are actively pursuing while also strengthening our overall liquidity. The alternative investment portfolio produced a positive net return of 4.1% in 2024 compared to 5.0% for the same period in 2023. This was partly due to $1.6 million of fees incurred related to sales and redemptions in the third quarter of 2024.
The following table summarizes our investment results for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net investment income:
Fixed income investments(1)	$5,269	$7,902	$17,445	$25,247
Cash and restricted cash	209	96	595	514
Other investments, including equities	1,247	1,148	3,664	3,736
Investment expenses	(1,847)	(98)	(2,173)	(386)
Total net investment income	4,878	9,048	19,531	29,111

Net realized gains (losses):
Fixed income assets(1)	(429)	(301)	(724)	(1,087)
Other investments, including equities	5,815	—	5,815	186
Total net realized gains (losses)	5,386	(301)	5,091	(901)

Net unrealized gains (losses):
Other investments, including equities	(9,190)	545	1,312	3,295
Total net unrealized (losses) gains	(9,190)	545	1,312	3,295

Interest in income of equity method investments:
Interest in income of equity method investments	751	2,190	2,820	6,942
Interest in income of equity method investments	751	2,190	2,820	6,942

Total investment return included in earnings (A)	$1,825	$11,482	$28,754	$38,447

Other comprehensive income:
Unrealized gains on AFS fixed maturity securities and equity method investments excluding foreign exchange (B)	$2,427	$335	$3,932	$3,118
Total investment return = (A) + (B)	$4,252	$11,817	$32,686	$41,565

Annualized income from fixed income assets(2)	$21,912	$31,992	$24,053	$34,348
Average aggregate fixed income assets, at cost(2)	502,098	750,448	576,755	842,212
Annualized investment book yield	4.4%	4.3%	4.2%	4.1%

Average aggregate invested assets, at fair value(3)	$791,955	$1,017,429	$851,991	$1,109,760
Investment return included in net earnings	0.2%	1.1%	3.4%	3.5%
Total investment return	0.5%	1.2%	3.8%	3.7%
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
The following table details total investment returns for our fixed income investments for the three and nine months ended September 30, 2024 and 2023:

Fixed Income Investments(1)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Gross investment income	$5,478	$7,998	$18,040	$25,761
Net realized losses	(429)	(301)	(724)	(1,087)
Change in AOCI (3)	2,427	335	3,932	3,118
Gross investment returns	$7,476	$8,032	$21,248	$27,792

Average invested assets, at fair value (4)	$496,881	$737,486	$570,787	$827,859

Gross Investment Returns	1.5%	1.1%	3.7%	3.4%

Less: Investment expenses	$50	$61	$102	$206
Net investment returns	$7,426	$7,971	$21,146	$27,586

Net Investment Returns	1.5%	1.1%	3.7%	3.3%
Our net investment returns increased to 1.5% and 3.7% for the three and nine months ended September 30, 2024, respectively, compared to 1.1% and 3.3% for the respective periods in 2023. This was largely due to floating rate investments that comprised 43.6% of our fixed income investments at September 30, 2024 which enabled the portfolio to respond to the higher interest rate environment more quickly. The loan to related party carried a higher weighted average interest rate on a balance of $168.0 million which increased to 7.3% for the three and nine months ended September 30, 2024, respectively, compared to 7.3% and 6.9% for the same respective periods in 2023.
This was partly offset by lower interest income on the funds withheld receivable from AmTrust which decreased due to much lower average ending balances of $8.9 million and $51.8 million during the three and nine months ended September 30, 2024 compared to average ending balances of $250.0 million and $317.1 million for the respective periods in 2023. This was driven by using the funds withheld receivable for claim payments to AmTrust as the runoff of existing loss reserves continues in the terminated AmTrust Quota Share and the European Hospital Liability Quota Share agreements, with the balance of funds withheld now fully exhausted at September 30, 2024.
Please refer to "Notes to Condensed Consolidated Financial Statements - Note 4 — Investments" included under Part I, Item 1 "Financial Information" of this Quarterly Report on Form 10-Q for further detail on investment returns from fixed income investments held by the Company at September 30, 2024 and 2023.

The following table details total investment returns for our alternative investments for the three and nine months ended September 30, 2024 and 2023, respectively:

Alternative Investments(2)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Gross investment income	$1,998	$3,338	$6,484	$10,678
Net realized gains	5,815	—	5,815	186
Net unrealized (losses) gains	(9,190)	545	1,312	3,295
Gross investment returns	$(1,377)	$3,883	$13,611	$14,159

Average invested assets, at fair value (4)	$295,073	$279,941	$281,205	$281,901

Gross Investment Returns	(0.5)%	1.4%	4.8%	5.0%

Less: Investment expenses	$1,797	$37	$2,071	$180
Net investment returns	$(3,174)	$3,846	$11,540	$13,979

Net Investment Returns	(1.1)%	1.4%	4.1%	5.0%
1.Fixed income investments includes AFS securities as well as cash, restricted cash, funds withheld receivable, and loan to related party.
2.Alternative investments includes other investments, equity securities, and equity method investments.
3.Change in accumulated other comprehensive income ("AOCI") excludes unrealized foreign exchange gains and losses.
4.Average invested assets is the average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

The following table details total investment returns for alternative investments by asset class for the nine months ended September 30, 2024:

September 30, 2024	Private Equity	Private Credit	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$1,417	$2,747	$1,457	$6	$857	$6,484
Net realized and unrealized gains (losses)	8,995	(1,365)	(81)	500	(922)	7,127
Total Investment Return	$10,412	$1,382	$1,376	$506	$(65)	$13,611

Average Investments	$71,104	$27,814	$99,794	$22,264	$60,229	$281,205

Gross Investment Returns	14.6%	5.0%	1.4%	2.3%	(0.1)%	4.8%
Annualized Gross Returns	19.5%	6.6%	1.8%	3.0%	(0.1)%	6.5%

The following table details total investment returns for alternative investments by asset class for the nine months ended September 30, 2023:

September 30, 2023	Private Equity	Private Credit	Hedge Funds	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$2,291	$2,457	$83	$5,476	$—	$371	$10,678
Net realized and unrealized gains (losses)	2,539	945	—	(22)	457	(438)	3,481
Total Investment Return	$4,830	$3,402	$83	$5,454	$457	$(67)	$14,159

Average Investments	$66,694	$50,047	$2,688	$88,466	$22,280	$51,726	$281,901

Gross Investment Returns	7.2%	6.8%	3.1%	6.2%	2.1%	(0.1)%	5.0%
Annualized Gross Returns	9.7%	9.1%	4.1%	8.2%	2.7%	(0.2)%	6.7%
During the nine months ended September 30, 2024, on an inception to date basis through September 30, 2024, our active alternative investments have now produced an internal rate of return of 4.0% and a multiple on invested capital of 1.10. This includes investments, primarily in the Alternatives and Real Estate asset classes where we anticipate future returns to emerge but have not as yet recognized either returns or gains based on the development stage of certain investments, which constitute 54.6% of our total alternative assets as of September 30, 2024. Excluding the investments still carried at cost, the internal rate of return was 9.6% with a multiple on invested capital of 1.22. Total returns on active alternative investments by asset class from inception are discussed in detail as of September 30, 2024 in the table below:

Asset Class	September 30, 2024	Total		Direct		Fund
($ in thousands)	Carrying Value	IRR	MOIC (x)	IRR	MOIC (x)	IRR	MOIC (x)
Private Equity	$59,977	10.5%	1.33	10.2%	1.37	11.0%	1.26
Private Credit	1,954	5.2%	1.10	12.1%	1.18	4.9%	1.10
Hedge Funds	—	5.2%	1.12	5.2%	1.12	—%	—
Alternatives	104,330	4.7%	1.12	4.8%	1.12	(7.9)%	0.92
Venture Capital	23,309	7.6%	1.19	13.1%	1.46	(10.1)%	0.82
Real Estate	63,800	(2.1)%	0.96	(2.1)%	0.96	—%	—
Total	$253,370	4.0%	1.10	5.2%	1.13	6.0%	1.12
•Private Equity – investment returns in this asset class reflect both dividends and distributions received as well as unrealized gains or losses from adjustments to net asset values in the case of fund investments and market value adjustments in the case of direct equity investments. During the nine months ended September 30, 2024, private equity investments produced a total investment return of $10.4 million with fund investments earning $0.9 million while direct investments produced a total investment return of $9.6 million. Inception to date, private equity investments have produced an internal rate of return of 10.5% and a multiple on invested capital of 1.33; fund investments produced an internal rate of return of 11.0% and a multiple on invested capital of 1.26, and direct investments have produced an internal rate of return of 10.2% and a multiple on invested capital of 1.37. Net realized gains of $9.0 million on private equity investments have been recognized through September 30, 2024.
•Private Credit – investment returns in this asset class reflect both distributions received as well as unrealized gains or losses from adjustments to net asset values in the case of fund investments and market value adjustments in the case of direct equity investments. During the nine months ended September 30, 2024, private credit investments produced a total investment return of $1.4 million with fund investments earning $1.0 million while direct investments produced a total investment return of $0.4 million. Inception to date, private credit investments have produced an internal rate of return of 5.2% and a multiple on invested capital of 1.10, with fund investments producing an internal rate of return of 4.9% and a multiple on invested capital of 1.10, while direct investments have produced an internal rate of return of 12.1% and a multiple on invested capital of 1.18.
•Alternative Assets – investment returns in this asset class largely relate to equity method recognition of income from structured financing arrangements in real assets which utilize bankruptcy-remote structures to protect these investments. During the nine months ended September 30, 2024, alternative investments produced a total investment return of $1.4 million. Inception to date, alternative direct investments have produced an internal rate of return of 4.8% and a multiple on invested capital of 1.12; in total, alternative fund investments have produced an internal rate of return of (7.9)% and a multiple on invested capital of 0.92. We have not recognized any returns (including contractual preferred returns) on other alternative investments as the underlying collateralized investment supporting this direct lending initiative continues to develop; these investments represent 77.6% of the alternative investment class at September 30, 2024. We expect to recognize our preferred returns and contingency gains as these investment develops further or if other collateral we have secured as part of our investment responds sooner, subject to certain conditions.
•Venture Capital – investment returns in this asset class primarily reflect unrealized gains or losses from adjustments to net asset values in the case of fund investments and market value adjustments in the case of direct equity investments. During the nine months ended September 30, 2024, our venture capital investments produced a total return of $0.5 million entirely from our fund investments. Inception to date, venture capital investments have produced an internal rate of return of 7.6% and a multiple on invested capital of 1.19; venture capital fund investments have produced an internal rate of return of (10.1)% and a multiple on invested capital of 0.82, while direct venture capital investments have produced an internal rate of return of 13.1% and a multiple on invested capital of 1.46. Through September 30, 2024, we realized total gains of $4.8 million on the sale of the Company’s stake in Betterview Marketplace, Inc. ("Betterview") in a cash and stock transaction with Nearmap US, Inc. ("Nearmap"). We now continue to hold shares in Nearmap after completion of this transaction. To date our investment in Betterview has produced an internal rate of return of 26.4% and a multiple on invested capital of 1.74.
•Real Estate – investment returns in this asset class include preferred returns and distributions (if any) from plan developers along with limited unrealized gains or losses to date as two of the projects remain in the development phase. As noted earlier, the Company does not expect significant investment returns from these attractive projects for the next several years. To date these investments have produced an internal rate of return of (2.1)% and a multiple on invested capital of 0.96.
On an inception to date basis through September 30, 2024, the Company completed various alternative investments that had total contributions of $152.1 million which produced an internal rate of return of 8.3% and a multiple on invested capital of 1.18. The total returns on these inactive alternative investments by asset class from inception are shown in detail as of September 30, 2024 in the table below:

Asset Class	September 30, 2024	Total Completed Investments
($ in thousands)	Contributions	IRR	MOIC (x)
Private Equity	$42,813	6.6%	1.16
Private Credit	68,990	5.0%	1.10
Hedge Funds	25,000	5.2%	1.12
Alternatives	11,358	48.9%	1.55
Venture Capital	3,925	14.3%	2.22
Total	$152,086	8.3%	1.18
As our returns in alternative investments continues to increase, we believe our alternative investment portfolio remains well positioned to achieve its targeted longer-term returns.
Other Balance Sheet Changes
The following table summarizes our other material balance sheet changes at September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024	December 31, 2023	Change in $	Change %
Deferred commission and other acquisition expenses	$9,226	$17,566	$(8,340)	(47.5)%
Funds withheld receivable	14,815	143,985	(129,170)	(89.7)%
Reserve for loss and LAE	721,436	867,433	(145,997)	(16.8)%
Unearned premiums	33,883	46,260	(12,377)	(26.8)%
Deferred gain on retroactive reinsurance	90,321	73,240	17,081	23.3%
Liability for investments purchased	10,980	—	10,980	NM
Accrued expenses and other liabilities	73,994	28,244	45,750	162.0%
The Company's deferred commission and other acquisition expenses decreased by 47.5% and unearned premiums decreased by 26.8% primarily due to the termination of the remaining business under both quota share contracts with AmTrust which have been in run-off since January 1, 2019. Also, deferred commission and other acquisition expenses decreased due to accelerated amortization upon the recognition of a premium deficiency of $3.7 million in the AmTrust Reinsurance segment.
Funds withheld receivable decreased by 89.7% primarily due to settlement of reinsurance losses payable under the AmTrust Quota Share as well as $15.3 million of excess collateral released by AmTrust during the nine months ended September 30, 2024. The funds withheld receivable balance with AmTrust has been fully exhausted in the third quarter of 2024.
The Company's reserve for loss and LAE decreased by 16.8% primarily due to continued settlement of loss reserves for AmTrust Reinsurance contracts. The deferred gain on retroactive reinsurance increased by $17.1 million or 23.3% compared to December 31, 2023 driven by net adverse reserve development of $21.9 million reported for policies under the AmTrust Quota Share as these losses are largely covered by the LPT/ADC Agreement with Cavello.

The adverse development was offset by the impact of favorable loss development on certain Workers Compensation losses that were commuted to AmTrust in 2019 that inure to the benefit of Cavello under the terms of the LPT/ADC Agreement and reduced the deferred gain liability on retroactive reinsurance by $5.2 million for the nine months ended September 30, 2024.
Accrued expenses and other liabilities increased by $45.8 million for the nine months ended September 30, 2024 primarily due to accrual of reinsurance losses payable due to AmTrust, and the liability for investments purchased increased by $11.0 million due to trades occurring on or before September 30, 2024 that will be settled subsequent to that date.
Capital Resources
During the nine months ended September 30, 2024, book value per common share decreased by 15.7% to $2.09 and diluted book value per common share decreased by 16.7% to $2.05, compared to December 31, 2023. This was largely due to the net loss of $43.0 million reported by the Company, which produced substantially all of the $41.0 million decline in shareholders' equity for the nine months ended September 30, 2024.
Capital resources consist of funds deployed in support of our operations. The following table shows the movement in our capital resources at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023	Change in $	Change (%)
($ in thousands)
Common shares at par value	$1,503	$1,497	$6	0.4%
Additional paid-in capital	887,520	886,072	1,448	0.2%
Accumulated other comprehensive loss	(27,788)	(31,469)	3,681	(11.7)%
Accumulated deficit	(529,925)	(486,945)	(42,980)	8.8%
Treasury shares, at cost	(123,128)	(119,995)	(3,133)	2.6%
Total Maiden shareholders' equity	208,182	249,160	(40,978)	(16.4)%
Senior Notes - principal amount	262,361	262,361	—	—%
Total capital resources	$470,543	$511,521	$(40,978)	(8.0)%
Total capital resources decreased by $41.0 million compared to December 31, 2023 due to the following items:
•accumulated deficit increased by $43.0 million due to the net loss reported for the nine months ended September 30, 2024;
•net increase in additional paid-in capital of $1.4 million largely due to share-based compensation of $1.5 million;
•net increase in AOCI of $3.7 million which arose due to: (1) net unrealized gains on investment of $3.9 million mainly from our AFS bond portfolio relating to market price movements in the nine months ended September 30, 2024, offset by (2) a decrease in foreign currency translation adjustment of $0.2 million in the nine months ended September 30, 2024 due to the impact of the U.S. dollar depreciation on the re-measurement of net assets denominated in British pound and euro; and
•treasury shares increased by $3.1 million due to $2.9 million of shares repurchased under our authorized common share repurchase plan and $0.2 million of common share repurchases due to tax withholding on vested shares.
Please refer to "Notes to Consolidated Financial Statements Note 6. Shareholders' Equity" included under Part II Item 8. "Financial Statements and  Supplementary Data" of our Annual Report on Form 10-K for a discussion of the equity instruments issued by the Company as at December 31, 2023.
Book value and diluted book value per common share at September 30, 2024 and December 31, 2023 were as follows:

($ in thousands except share and per share data)	September 30, 2024	December 31, 2023
Ending common shareholders’ equity	$208,182	$249,160
Proceeds from assumed conversion of dilutive options	—	—
Numerator for diluted book value per common share calculation	$208,182	$249,160

Common shares outstanding	99,422,608	100,472,120
Shares issued from assumed conversion of dilutive options and restricted shares	2,035,634	975,027
Denominator for diluted book value per common share calculation	101,458,242	101,447,147

Book value per common share	$2.09	$2.48
Diluted book value per common share	2.05	2.46

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
During the three and nine months ended September 30, 2024, Maiden Reinsurance repurchased 388,728 and 1,488,400 common shares from the open market at an average price per share of $1.65 and $1.95, respectively, under the Company's share repurchase plan. During the three and nine months ended September 30, 2023, Maiden Reinsurance repurchased 520,475 and 820,105 common shares, respectively, at an average price per share of $1.86 and $1.93, respectively, under the share repurchase plan. The Company's remaining authorization for common share repurchases is $68.7 million at September 30, 2024.
Senior Notes
There were no changes in the Company’s Senior Notes at September 30, 2024 compared to December 31, 2023. The Company did not enter into any short-term borrowing arrangements during the nine months ended September 30, 2024. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes. The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
As described in "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long-Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q, on May 3, 2023, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100.0 million of the Company's Senior Notes from time to time at market prices in open market purchases or as may be privately negotiated. The Company has a remaining authorization of $99.9 million for such repurchases at September 30, 2024.
Maiden Holdings does not have any significant operations or assets other than ownership of the shares of our subsidiaries. The dividends and other permitted distributions from Maiden NA (and its subsidiaries) will be our sole source of funds to meet ongoing cash requirements, including debt service payments. Factors that may affect payments to holders of the 2013 Senior Notes include restrictions on the payments of dividends by Maiden Reinsurance to Maiden NA which provides the sole source of income for interest payments on the 2013 Senior Notes. In 2023 and 2024, the Vermont DFR approved an annual dividend program from Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. Subsequent to those approvals, Maiden Reinsurance paid total dividends of $62.5 million to Maiden NA as of September 30, 2024.
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
Summarized financial information of Maiden NA and Maiden Holdings as of September 30, 2024 and for the three and nine months ended September 30, 2024 were as follows:

	Maiden NA	Maiden Holdings
	($ in thousands)
Total assets	$11,048	$5,318
Total liabilities	151,337	110,205
Amounts due from subsidiaries (not included in total assets above)	5	3,052
Amounts due to subsidiaries (not included in total liabilities above)	12,685	3,331
Related party loan payable (not included in total liabilities above)	—	306,304
Total revenue for the quarter-to-date period	808	8
Net loss for the quarter-to-date period	(2,305)	(11,499)
Total revenue for year-to-date period	1,482	17
Net loss for year-to-date period	(7,795)	(30,698)

The ratio of Debt to Total Capital Resources at September 30, 2024 and December 31, 2023 was computed as follows:

($ in thousands)	September 30, 2024	December 31, 2023
Senior notes - principal amount	$262,361	$262,361
Maiden shareholders’ equity	208,182	249,160
Total capital resources	$470,543	$511,521
Ratio of debt to total capital resources	55.8%	51.3%
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
As discussed above, at September 30, 2024, guarantees of $69.8 million have been provided to lenders by the Company on behalf of the real estate joint venture, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

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

For the Three Months Ended September 30,	2024	2023
	($ in thousands except per share data)
Net loss	$(34,468)	$(3,527)
Add (subtract):
Net realized and unrealized investment losses (gains)	3,804	(244)
Foreign exchange and other losses (gains)	5,915	(4,594)
Interest in income of equity method investments	(751)	(2,190)
Change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	9,818	(1,192)
Non-GAAP operating loss	$(15,682)	$(11,747)

Diluted loss per share attributable to common shareholders	$(0.35)	$(0.03)
Add (subtract):
Net realized and unrealized investment losses (gains)	0.04	(0.01)
Foreign exchange and other losses (gains)	0.06	(0.05)
Interest in income of equity method investments	(0.01)	(0.02)
Change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	0.10	(0.01)
Non-GAAP diluted operating loss per share attributable to common shareholders	$(0.16)	$(0.12)

For the Nine Months Ended September 30,	2024	2023
	($ in thousands except per share data)
Net loss attributable to Maiden common shareholders	$(42,980)	$(17,788)
Add (subtract):
Net realized and unrealized investment gains	(6,403)	(2,394)
Foreign exchange and other losses	3,862	843
Interest in income of equity method investments	(2,820)	(6,942)
Change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	17,105	11,108
Non-GAAP operating loss	$(31,236)	$(15,173)

Diluted loss per share attributable to common shareholders	$(0.43)	$(0.18)
Add (subtract):
Net realized and unrealized investment gains	(0.06)	(0.02)
Foreign exchange and other losses	0.04	0.01
Interest in income of equity method investments	(0.03)	(0.07)
Change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	0.17	0.11
Non-GAAP diluted operating loss per share attributable to common shareholders	$(0.31)	$(0.15)
Non-GAAP operating loss was $15.7 million for the three months ended September 30, 2024 compared to a non-GAAP operating loss of $11.7 million for the same period in 2023. The non-GAAP operating results were primarily driven by weak non-GAAP underwriting results in the AmTrust Reinsurance segment as discussed further below.

Non-GAAP operating loss was $31.2 million for the nine months ended September 30, 2024, compared to a non-GAAP operating loss of $15.2 million for the same period in 2023. The non-GAAP operating loss in both respective years were primarily driven by weak non-GAAP underwriting results in the AmTrust Reinsurance segment as discussed further below.
Non-GAAP Underwriting Results
The non-GAAP underwriting results for the three and nine months ended September 30, 2024 and 2023 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Gross premiums written	$8,861	$8,660	$25,633	$16,371
Net premiums written	$8,843	$8,625	$25,496	$16,260
Net premiums earned	$13,403	$12,479	$37,888	$32,520
Other insurance (expense) revenue , net	—	(16)	46	3
Non-GAAP net loss and LAE(1)	(10,039)	(16,348)	(28,348)	(25,395)
Commission and other acquisition expenses	(9,068)	(5,340)	(19,474)	(14,520)
General and administrative expenses	(3,229)	(2,877)	(9,047)	(9,925)
Non-GAAP underwriting loss (1)	$(8,933)	$(12,102)	$(18,935)	$(17,317)
(1) Non-GAAP underwriting loss and non-GAAP net loss and LAE for the three and nine months ended September 30, 2024 and 2023 are adjusted for prior year reserve development subject to the LPT/ADC Agreement. Please see "Key Financial Measures" section for the definitions of Non-GAAP underwriting loss and net loss and LAE.
The non-GAAP underwriting results above are summarized by segment for the three and nine months ended September 30, 2024 and 2023 in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Diversified Reinsurance underwriting loss	$(947)	$(2,541)	$(3,996)	$(7,648)
AmTrust Reinsurance underwriting loss	(17,804)	(8,369)	(32,044)	(20,777)
Plus: adverse (favorable) prior year loss development covered under the LPT/ADC Agreement	9,818	(1,192)	17,105	11,108
Non-GAAP AmTrust Reinsurance underwriting loss	(7,986)	(9,561)	(14,939)	(9,669)
Non-GAAP underwriting loss	$(8,933)	$(12,102)	$(18,935)	$(17,317)
The non-GAAP underwriting results have been adjusted for prior year loss reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement to show the ultimate economic benefit to the Company. As shown in the table above, adjusted for the increase in the deferred gain under the LPT/ADC Agreement of $9.8 million and $17.1 million during the three and nine months ended September 30, 2024, respectively, the non-GAAP underwriting loss was $8.9 million and $18.9 million, respectively. These results compared to non-GAAP underwriting loss of $12.1 million and underwriting loss of $17.3 million when adjusted for the decrease in the deferred gain under the LPT/ADC Agreement of $1.2 million and increase of $11.1 million in the three and nine months ended September 30, 2023, respectively.
The non-GAAP underwriting loss of $8.9 million and $18.9 million for the three and nine months ended September 30, 2024, respectively, was primarily driven by:
•underwriting results in the AmTrust Reinsurance segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018;
•adverse loss development of $— million and $2.6 million for the three and nine months ended September 30, 2024 in the European Hospital Liability Quota Share, which is not covered by the LPT/ADC Agreement;
•favorable loss development on commuted Workers Compensation losses which are contractually covered by the LPT/ADC Agreement reduced the deferred gain liability on retroactive reinsurance by $2.0 million and $5.2 million for the three and nine months ended September 30, 2024; and
•underwriting loss of $0.9 million and $4.0 million in the Diversified Reinsurance segment for the three and nine months ended September 30, 2024, respectively.
Please refer to the respective segment results for AmTrust Reinsurance and Diversified Reinsurance under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q for further details of these underwriting results.

Non-GAAP Net Loss and LAE
Adjusted for prior year reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement, the non-GAAP net loss and LAE decreased by $9.8 million and $17.1 million for the three and nine months ended September 30, 2024, respectively.
Adjusted for prior year reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement, the non-GAAP net loss and LAE increased by $1.2 million and decreased by $11.1 million for the three and nine months ended September 30, 2023, respectively.

These adjustments for PPD under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement are reflected in the calculation of non-GAAP Loss and LAE below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net loss and LAE	$19,857	$15,156	$45,453	$36,503
Less: adverse (favorable) prior year loss development covered under the LPT/ADC Agreement	9,818	(1,192)	17,105	11,108
Non-GAAP net loss and LAE	$10,039	$16,348	$28,348	$25,395
Adjusted Shareholders' Equity, Adjusted Total Capital Resources, Adjusted Book Value per Common Share, and Ratio of Debt to Total Adjusted Capital Resources
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at September 30, 2024 and December 31, 2023 reflect the addition of the unamortized deferred gain under the LPT/ADC Agreement to the GAAP shareholders' equity as depicted in the computations below. The deferred gain under the LPT/ADC Agreement was $88.0 million at September 30, 2024 compared to $70.9 million at December 31, 2023; this increase is attributable to $17.1 million in net loss and LAE recognized as adverse reserve development in the Company's GAAP income statement for AmTrust Quota Share policies covered by the LPT/ADC Agreement.
Net adverse development of $21.9 million was reported for policies under the AmTrust Quota Share for the nine months ended September 30, 2024. These losses are largely recoverable under the LPT/ADC Agreement and are expected to be recognized as future GAAP income over time as recoveries are received subject to the provisions of both the LPT/ADC Agreement and the applicable GAAP accounting rules. We believe the inclusion of this unamortized deferred gain under these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve the Company's shareholders' equity over the settlement period under the terms of the agreement.
Reconciliation of shareholders' equity to Adjusted shareholders' equity and Adjusted Total Capital Resources
The following table computes adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain under the LPT/ADC Agreement at September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024	December 31, 2023	Change in $	Change %
Total shareholders' equity	$208,182	$249,160	$(40,978)	(16.4)%
Unamortized deferred gain on LPT/ADC Agreement	88,021	70,916	17,105	24.1%
Adjusted shareholders' equity	296,203	320,076	(23,873)	(7.5)%
Senior Notes - principal amount	262,361	262,361	—	—%
Adjusted total capital resources	$558,564	$582,437	$(23,873)	(4.1)%
Non-GAAP Operating ROACE
Non-GAAP Operating ROACE for the three and nine months ended September 30, 2024 and 2023 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Non-GAAP operating loss	$(15,682)	$(11,747)	$(31,236)	$(15,173)
Opening adjusted shareholders’ equity	316,249	326,998	320,076	329,987
Ending adjusted shareholders’ equity	296,203	319,753	296,203	319,753
Average adjusted shareholders’ equity	306,226	323,376	308,140	324,870
Non-GAAP Operating ROACE	(20.4)%	(14.4)%	(13.5)%	(6.2)%

Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The adjusted book value per common share as reconciled for the recognition of the unamortized deferred gain under the LPT/ADC Agreement at September 30, 2024 and December 31, 2023 was computed as follows:

	September 30, 2024	December 31, 2023
Book value per common share	$2.09	$2.48
Unamortized deferred gain on LPT/ADC Agreement	0.89	0.71
Adjusted book value per common share	$2.98	$3.19
Ratio of Debt to Adjusted Total Capital Resources
Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at September 30, 2024 and December 31, 2023 was computed as follows:

($ in thousands)	September 30, 2024	December 31, 2023
Senior notes - principal amount	$262,361	$262,361
Adjusted shareholders’ equity	296,203	320,076
Adjusted total capital resources	$558,564	$582,437
Ratio of debt to adjusted total capital resources	47.0%	45.0%

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely affected. At September 30, 2024, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the unaudited Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange losses of $5.9 million and $3.9 million were generated during the three and nine months ended September 30, 2024, respectively, compared to net foreign exchange gains of $4.6 million and losses of $0.1 million for the three and nine months ended September 30, 2023. The foreign exchange losses for the three and nine months ended September 30, 2024 and the nine months ended September 30, 2023 was largely due to a depreciation in the value of the U.S. dollar relative to the euro and the British pound. The net foreign exchange gains of $4.6 million in the third quarter of 2023 were driven by modest strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro during the period.
At September 30, 2024, the decrease in foreign currency translation adjustments of $0.2 million for the nine months ended September 30, 2024 was primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at September 30, 2024 included reserve for net loss and LAE of $258.4 million. Our foreign currency asset exposures at September 30, 2024 include $149.5 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $31.1 million of equity method real estate investments denominated in Canadian dollars, as well as $14.8 million of funds withheld receivable.
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
Off-Balance Sheet Arrangements
At September 30, 2024, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
Recent Accounting Pronouncements
See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" for a discussion on recently adopted accounting pronouncements.

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
2. (c) Share Repurchases
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. The Company has adopted a Rule 10b5-1(c)(1) trading arrangement as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended. On March 20, 2024, an amendment was made to the agreement initially signed on September 29, 2023 between Maiden Holdings and a financial intermediary authorizing the intermediary to purchase common shares from October 30, 2023 until the close of business on September 29, 2024, subject to certain conditions set forth in the agreement. This agreement was fully satisfied pursuant to its terms prior to September 29, 2024. The Company's remaining authorization for common share repurchases was $68.7 million at September 30, 2024.
The table below details the repurchases made during the three months ended September 30, 2024 under the Company's authorized common share repurchase plan pursuant to Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934:

For the Three Months Ended September 30, 2024	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar amount still available under trading plan
				($ in thousands)
July 1, 2024 - July 31, 2024	36,984	$2.02	36,984	$69,276
August 1, 2024 - August 31, 2024	—	—	—	69,276
September 1, 2024 - September 30, 2024	351,744	1.61	351,744	68,710
Total	388,728	$1.65	388,728	68,710

On September 4, 2024, the Company adopted a new Rule 10b5-1(c)(1) trading arrangement as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended, between Maiden Holdings and a financial intermediary authorizing the intermediary to purchase common shares from October 4, 2024 until the close of business on November 15, 2025, subject to certain conditions set forth in the agreement.
Subsequent to the three months ended September 30, 2024 and through the period ended November 7, 2024, the Company repurchased 101,803 additional common shares at an average price per share of $1.68 under the Company's authorized common share repurchase plan pursuant to Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934, as amended. The Company's remaining share repurchase authorization was $68.5 million at November 7, 2024.

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
Insider Trading Arrangements and Policies
The Company has adopted a Rule 10b5-1(c)(1) trading arrangement as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended. On March 20, 2024, an amendment was made to the agreement initially signed on September 29, 2023 between Maiden Holdings and a financial intermediary authorizing the intermediary to purchase common shares from October 30, 2023 until the close of business on September 29, 2024, subject to certain conditions set forth in the agreement. No changes to the applicable trading period under the initial agreement were made in the amendment. This agreement was fully satisfied pursuant to its terms prior to September 29, 2024.
On September 4, 2024, the Company adopted a new Rule 10b5-1(c)(1) trading arrangement as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended, between Maiden Holdings and a financial intermediary authorizing the intermediary to purchase common shares from October 4, 2024 until the close of business on November 15, 2025, subject to certain conditions set forth in the agreement.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO
101.1
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL: (i) unaudited Condensed Consolidated Balance Sheets; (ii) unaudited Condensed Consolidated Statements of Income; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income; (iv) unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity; (v) unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
November 12, 2024		/s/ Patrick J. Haveron
Patrick J. Haveron Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)

/s/ Mark O. Heintzman
Mark O. Heintzman Senior Vice President - Finance (Principal Financial Officer)