Form 10-K
period 2024-12-31
Maiden Holdings, Ltd.
filed 2025-03-10
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-34042
MAIDEN HOLDINGS, LTD.
(Exact Name of Registrant As Specified in Its Charter)

Bermuda	98-0570192
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
48 Par-la-Ville Road, Suite 1141
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $163.4 million based on the closing sale price of the registrant’s common shares on the NASDAQ Capital Market on that date.
As of March 3, 2025, 99,039,253 common shares were outstanding. 143,789,931 common shares, par value $0.01 per share, were outstanding when the ownership by our affiliate Maiden Reinsurance Ltd. of 44,750,678 common shares were included. These affiliated shares are treated as treasury shares and are not included in the computation of consolidated book value and earnings per common share.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K will be incorporated by reference from the proxy statement for the registrant's annual meeting of shareholders or a Form 10-K/A to be filed with the Securities and Exchange Commission.

MAIDEN HOLDINGS, LTD.

TABLE OF CONTENTS

i

PART I

Special Note About Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include general statements both with respect to us and the insurance industry, the consummation of the business combination with Kestrel (as defined herein), including the expected time period to consummate the business combination, and the anticipated benefits of the business combination, and generally are identified with the words "anticipate", "believe", "expect", "predict", "estimate", "intend", "plan", "project", "seek", "potential", "possible", "could", "might", "may", "should", "will", "would", "will be", "will continue", "will likely result" and similar expressions. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Annual Report on Form 10-K should not be considered as a representation by us or any other person that our objectives or plans or other matters described in any forward-looking statement will be achieved. These statements are based on current plans, estimates, assumptions and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore, you should not place undue reliance on them. Important factors that could cause actual results to differ materially from those in such forward-looking statements are set forth in Item 1A "Risk Factors" in this Annual Report on Form 10-K.
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
•Maiden Reinsurance currently owns 31.1% of our total outstanding common shares and thus has a significant ownership and voting stake in our common shares;
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
•net operating losses (and certain other tax attributes or tax benefits of the Maiden Holdings North America, Ltd. ("Maiden NA") tax group) may be subject to limitation under Section 382 of the Tax Code;
•obtaining required regulatory approvals may prevent or delay completion of the transaction (as defined below), reduce the anticipated benefits of the transaction or require changes to the structure or terms of the transaction;
•failure to successfully combine the businesses of Kestrel and Maiden in the expected timeframe may adversely affect the combined company’s future results;
•Maiden and Kestrel will incur significant transaction and combination-related transition costs in connection with the transaction;
•if the transaction is not completed, our shares could be materially adversely affected;
•if market conditions cause the combined company’s reinsurance to be more costly or difficult to obtain, it may be required to bear increased risks or reduce the level of its underwriting commitments;

•regulators may challenge the combined company’s use of fronting arrangements in states in which its capacity providers are not licensed;
•the combined company’s business, and therefore its results of operations and financial condition, may be adversely affected by conditions that result in reduced insurer capacity;
•the combined company will depend on a limited number of capacity providers and general agents for a large portion of its gross written premium, and the loss of business provided by any one of them could materially adversely affect the combined company;
•failure of capacity providers or general agents to properly market, underwrite or administer policies could materially adversely affect the combined company; and
•some of the combined company’s fronting arrangements may contain limits on the reinsurer’s obligations.

Item 1. Business.
General Overview
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
Current Operations
The Company does not presently underwrite prospective reinsurance risks. During 2024, the Company entered into a series of strategic transactions that, upon completion, it expects will substantially transform its operations which are described below.
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
The Company also has various historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off, including the liabilities associated with AmTrust Financial Services, Inc. ("AmTrust") reinsurance agreements which were terminated in 2019 as discussed in "Note 10 — Related Party Transactions" of the Notes to Consolidated Financial Statements included in Part II Item 8. "Financial Statements and Supplementary Data". In addition, the Company has a retroactive reinsurance agreement and a commutation agreement that further reduces its exposure and limits the potential volatility related to AmTrust liabilities, which are discussed in "Note 8 — Reinsurance" of the Notes to Consolidated Financial Statements included in Part II Item 8. "Financial Statements and Supplementary Data".
The Company is also running off certain business related to its Genesis Legacy Solutions ("GLS") platform. In November 2020, the Company formed our indirect wholly owned subsidiary GLS which specialized in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations, working with clients to develop and implement finality solutions including acquiring entire companies. The Company believed the formation of GLS was highly complementary to its overall longer-term strategy. However, a combination of factors, including market conditions in the sector GLS focuses on, resulted in an inability for GLS to gain sufficient scale to achieve its objectives or earn a profit, and GLS results did not reach the objectives the Company expected it to over time. Having completed the capital commitment made to GLS in November 2020, the Company determined during 2023 to not commit any additional capital to new opportunities and to run-off the existing accounts underwritten by GLS.
As of December 31, 2024, Maiden Reinsurance owns 31.1% of the Company's total outstanding common shares which is eliminated for accounting and financial reporting purposes on the Company's consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its common shares, is capped at 9.5% pursuant to the bye-laws of the Company. The ownership of the common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy and approved by the Vermont Department of Financial Regulation ("Vermont DFR").
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
Divestiture of IIS Business and Swedish Subsidiaries
During 2024, we conducted and completed a strategic review of our IIS Business. The purpose of that review was to evaluate the strategic value of this business, including the operations of Maiden LF and Maiden GF in relation to their ongoing growth and profitability prospects, regulatory capital requirements and ability to create shareholder value in excess of the Company's target return on capital levels.
As a result of that review, we concluded that divesting this business was in the best interests of shareholders and subsequently entered into the following transactions to accomplish that objective: 1) two Renewal Rights and Asset Purchase Agreement with AmTrust Nordic AB (“AmTrust Renewal Rights Agreements”); and 2) a Stock Purchase Agreement to sell Maiden LF and Maiden GF (“Swedish Subsidiaries Sale”).
As part of these transactions, Maiden LF and Maiden GF are no longer writing new business and their non-underwriting related assets and liabilities are represented as held-for-sale in our consolidated financial statements. Please see Note 10 — Related Party Transactions for details regarding the AmTrust Renewal Rights Agreement and Note 16 — Assets Held for Sale for further information on the Swedish Subsidiaries Sale in the Notes to Consolidated Financial Statements included in Part II Item 8. "Financial Statements and Supplementary Data".

AmTrust Renewal Rights Agreements
On May 3, 2024, Maiden LF and Maiden GF entered into a Renewal Rights and Asset Purchase Agreement with AmTrust Nordic AB, a Swedish unit of AmTrust, which is expected to cover certain programs of Maiden LF and Maiden GF's primary business written in Sweden, Norway and other Nordic countries.
On June 20, 2024, Maiden LF and Maiden GF entered into a Renewal Rights and Asset Purchase Agreement with AEL and AIU DAC, both wholly owned subsidiaries of AmTrust, which is expected to cover certain programs of Maiden LF and Maiden GF's primary business written in the United Kingdom and Ireland.
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
Swedish Subsidiaries Sale
On November 29, 2024, the Company entered into an agreement to sell its Swedish subsidiaries, Maiden LF and Maiden GF to an expanding group of international insurance and reinsurance companies headquartered in the United Kingdom. Such transaction is subject to customary regulatory approvals. The sale is an all-cash transaction and pursuant to the terms of the agreement, existing staff of both Maiden LF and Maiden GF will transition to the new ownership group.
Combination Agreement with Kestrel Group
On December 29, 2024, the Company entered into a combination agreement, as amended, (the “Combination Agreement”) with Kestrel Group LLC (“Kestrel”), all of the equityholders of Kestrel, Ranger U.S. Newco LLC, Ranger Bermuda Merger Sub Ltd, Ranger Bermuda Topco Ltd (“Bermuda NewCo”) and Ranger Merger Sub 2 LLC to combine and form a new, publicly listed specialty program group (the "transaction"). AmTrust is a minority shareholder of Kestrel. Please see Note 10 — Related Party Transactions included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further information regarding the Company's relationship with AmTrust. Pursuant to the terms of the Combination Agreement, at the closing of the transaction, each issued and outstanding common share of Maiden will be converted into the right to receive one common share in Bermuda NewCo, a newly formed Bermuda company that will acquire both Maiden and Kestrel (the “combined company”). The transaction values Kestrel at up to $167.5 million, consisting of upfront cash of $40.0 million, 55 million common shares of the combined company valued at $82.5 million and contingent consideration of up to $45.0 million payable in common shares of the combined company upon the achievement of certain financial milestones. At the closing of the transaction, the combined company will be rebranded as Kestrel Group and expects that its common shares will be listed on the NASDAQ Capital Market ("Nasdaq").
Following closing of the transaction, Kestrel will continue to write business through its use of A.M. Best A- FSC XV insurance carriers, including Sierra Specialty Insurance Company, Rochdale Insurance Company, Park National Insurance Company, and Republic Fire and Casualty Insurance Company (collectively, the “Insurers”), all subsidiaries of AmTrust. In connection with the transaction, the combined company will have the option to acquire the Insurers from AmTrust.
Following completion of the transaction, the board of directors of the combined company will consist of seven directors, made up of four directors selected by an affiliate of Kestrel Intermediate Ledbetter Holdings LLC, two of whom will be independent under applicable securities laws and stock exchange rules, and three directors selected by AmTrust, two of whom will be independent under applicable securities laws and stock exchange rules.
The transaction is subject to certain closing conditions, including the approval of Maiden’s shareholders, the approval of listing of the shares of the combined company on the Nasdaq (subject to official notice of issuance) and the receipt of certain other regulatory approvals. Closing is expected to occur in the first half of 2025.
The foregoing description of the Combination Agreement and the transaction does not purport to be complete and is subject to and qualified in its entirety by reference to the Combination Agreement, a copy of which is included as Exhibit 2.1 to this Form 10-K. In addition, see “Risk Factors — The Transaction.”
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
In recent years we had pursued a revised operating strategy which leveraged the significant assets and capital we retain. However, during 2024 we made significant revisions to that strategy which resulted in our announcement of the Combination Agreement with Kestrel. Further details are discussed in the "Business Strategy" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview" of this Annual Report on Form 10–K.
2024 Financial Developments
Our non-GAAP book value decreased by 52.4% during 2024 to $1.52 per common share at December 31, 2024 due to continuing significant adverse loss development while GAAP book value decreased by 81.5% to $0.46 per common share at December 31, 2024.
Our alternative investment portfolio decreased by 18.6% during 2024 primarily due to sales and redemptions of equity securities, private equity investments and private credit funds. These sales were part of a broader effort to reposition our balance sheet as part of ongoing revisions to our strategy we actively pursued in 2024 while also strengthening overall liquidity. Our alternative investment portfolio (including sales of alternative investments related to our shift in strategy) produced a positive net return of 3.5% during 2024 compared to 8.0% in 2023. We believe our alternative investment portfolio remains well positioned to achieve its targeted longer-term returns.
The run-off of our historic reinsurance programs produced an underwriting loss of $197.4 million during 2024, driven by adverse prior year reserve development of $154.4 million, substantially all of which emanated from the AmTrust Reinsurance segment, which offset the positive progress made in our capital and asset management strategies. Of this adverse prior year development, $64.3 million or 41.7% of total adverse development for the year ended December 31, 2024 is recoverable under the LPT/ADC Agreement and is expected to be recognized as future GAAP income over time as recoveries are received, under the provisions of the LPT/ADC Agreement and the applicable GAAP accounting rules.
We also remained active in the capital management pillar of our business strategy, repurchasing 1,871,755 common shares during 2024. As of December 31, 2024, Maiden Reinsurance owns 31.1% of the Company's total outstanding common shares which is eliminated for accounting and financial reporting purposes on our consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its investment in Maiden Holdings common shares, is capped at 9.5% pursuant to the bye-laws of the Company. The ownership of the common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy as approved by the Vermont DFR. In connection with the pending transaction with Kestrel, the Company has suspended its share repurchase program.
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
Our Principal Operating Subsidiaries
Maiden Reinsurance, a wholly owned subsidiary of Maiden Holdings, is an affiliated reinsurance company licensed in the State of Vermont in the U.S. and our principal operating subsidiary which commenced operations in June 2007. Effective March 16, 2020, we re-domesticated Maiden Reinsurance from Bermuda to Vermont in the U.S., having determined that re-domesticating Maiden Reinsurance to Vermont enables us to better align our capital and resources with our liabilities, which originate mostly in the U.S., resulting in a more efficient structure. Maiden Reinsurance is subject to the statutes and regulations of Vermont in the ordinary course of business. The re-domestication did not apply to Maiden Holdings which remains a Bermuda-based holding company. As of December 31, 2024, Maiden Reinsurance owns 31.1% of the total outstanding common shares of Maiden Holdings and subject to our bye-laws, has the ability to vote up to 9.5% of these shares.
Maiden NA is our wholly owned U.S. holding company and is domiciled in the State of Delaware.
Maiden Global, a wholly owned subsidiary of Maiden Holdings, operates as an insurance services company. Maiden Global is organized under the laws of England and Wales. Maiden LF and Maiden GF, both wholly owned subsidiaries of Maiden Holdings, are insurance companies organized under the laws of Sweden and write income protection insurance on a primary basis in the Scandinavian and Northern European market. On December 17, 2024, the Company entered into an agreement to sell its Swedish subsidiaries, Maiden LF and Maiden GF to an expanding group of international insurance and reinsurance companies headquartered in London. Maiden LF and Maiden GF were the principal operating subsidiaries of the Company’s International Insurance Services (“IIS”) platform.
GLS is a wholly owned subsidiary of Maiden Reinsurance domiciled in the State of Delaware. GLS Services Company (“GLS Services”) is a wholly owned subsidiary of GLS. GLS, which is in run-off, specialized in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations, working with clients to develop and implement finality solutions including acquiring entire companies that enable our clients to meet their capital and risk management objectives. Genesis Legacy Insurance Company (Vermont) Limited, is a wholly owned subsidiary of GLS Services licensed in Vermont, and is the operating entity utilized by GLS to assume portfolios of legacy liabilities. For further information regarding GLS, please refer to the “Legacy Underwriting – Update” included in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview" of this Annual Report on Form 10–K.
Our Reportable Segments
Our business currently consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty insurance and reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. This segment now also includes transactions entered into by GLS which was formed in November 2020. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the AmTrust Quota Share between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AII and the European Hospital Liability Quota Share with AmTrust’s wholly owned subsidiaries AEL and AIU DAC, both of which are in run-off effective January 1, 2019.
Financial data relating to our two reportable segments is included in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Consolidated Financial Statements - Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

The table below compares net premiums earned, by reportable segment, reconciled to the total consolidated net premiums earned for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024		2023
($ in thousands)	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total
Diversified Reinsurance	$35,787	72.3%	$29,039	66.0%
AmTrust Reinsurance	13,687	27.7%	14,930	34.0%
Total	$49,474	100.0%	$43,969	100.0%
Financial data relating to the geographical areas in which we operate and relating to our principal products by line of business may be found in "Notes to Consolidated Financial Statements - Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Diversified Reinsurance Segment
In this segment, Maiden Reinsurance previously wrote treaties on both a quota share basis and excess of loss basis outside the U.S. whereas Maiden LF and Maiden GF write business within Europe on a primary basis. Net premiums written by our Diversified Reinsurance segment operating subsidiaries, excluding intercompany reinsurance, for the years ended December 31, 2024 and 2023 included:

For the Year Ended December 31,	2024		2023
($ in thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Maiden LF	$22,992	66.2%	$16,786	61.9%
Maiden GF	11,764	33.8%	10,344	38.2%
Maiden Reinsurance	(7)	—%	(26)	(0.1)%
Total	$34,749	100.0%	$27,104	100.0%
Please refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion on the performance of our Diversified Reinsurance segment for the years ended December 31, 2024 and 2023.
Maiden Global’s business development teams historically partnered with automobile manufacturers, dealer associations and local primary insurers to design and implement point of sale insurance programs which generated revenue for the auto manufacturer and insurance premiums for the primary insurer ("IIS business"). All of these programs are in run-off and no new programs are being sought. With no new written premium, the only remaining earned premium is from the Australian program that continued through 2024. The table below shows IIS net premiums by line of business for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024		2023
($ in thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Credit Life - Insurance	$34,751	100.0%	$27,110	100.0%
Personal Auto - Quota Share Reinsurance	(8)	—%	(7)	—%
Total	$34,743	100.0%	$27,103	100.0%
For the years ended December 31, 2024 and 2023, the Company's net premiums written for Personal Auto on a quota share reinsurance basis were negative.
As noted, the Company has entered into an agreement to sell its Swedish subsidiaries, Maiden LF and Maiden GF to an expanding group of international insurance and reinsurance companies headquartered in the United Kingdom and await regulatory approval of this transaction.
AmTrust Reinsurance Segment
General
AmTrust is a multinational specialty property and casualty insurance holding company with operations in the U.S., Europe and Bermuda. Effective January 1, 2019 (a) the AmTrust Quota Share, and (b) the European Hospital Liability Quota Share were terminated on a run-off basis. These transactions are broadly referred to herein as the "Final AmTrust QS Terminations". Apart from certain unearned premiums in the AmTrust Quota Share and the European Hospital Liability Quota Share that were earned subsequent to December 31, 2019, there was no new premium written within this segment during 2024 and 2023.
Information relating to our founding shareholders that are affiliated with AmTrust ("Founding Shareholders") may be found in "Notes to Consolidated Financial Statements - Note 10 — Related Party Transactions" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Through our reinsurance agreements with AmTrust, we reinsured specific lines of business within the following AmTrust business segments:

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
Information regarding written and earned premiums by line of business for AmTrust Reinsurance may be found in "Notes to Consolidated Financial Statements - Note 3 — Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
European Hospital Liability Quota Share
On April 1, 2011, Maiden Reinsurance entered into the European Hospital Liability Quota Share with AEL and AIU DAC to cover those entities' medical liability business within Europe, primarily in Italy and France. These contracts were terminated on a run-off basis effective January 1, 2019 as part of the Final AmTrust QS Terminations. For more information, please refer to "Notes to Consolidated Financial Statements - Note 10 — Related Party Transactions and Note 17 — Subsequent Events" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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

Our Financial Strength Rating
We currently do not have a financial strength rating from any of the major rating agencies that cover our industry. A.M. Best Company, Inc. (“A.M. Best”) has developed a rating system to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. Each rating reflects that rating agency’s independent opinion of the capitalization, management and sponsorship of the entity to which it relates, and is neither an evaluation directed to investors in our common shares nor a recommendation to buy, sell or hold our common shares. A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (In Liquidation).
As presently constituted, we believe that our current business operations neither require a financial strength rating nor inhibit us from pursuing or achieving our strategic objectives. Our recently announced Combination Agreement with Kestrel may result in the Company pursuing a new financial strength rating in the future, and the lack of a sufficient financial strength rating from one of the major rating agencies may limit or negatively impact our ability to market and sell those products in the future. It may also require us to use collateral more frequently to secure client relationships, which could impact our unrestricted liquidity. Both of these factors would be key considerations as to whether and when we would resume active underwriting of new prospective risks.
Our Employees
On March 3, 2025, we had approximately 42 full-time and part-time employees who are located in Bermuda, the U.S., the U.K., Germany, Ireland and Sweden. However, upon closing of the Swedish Subsidiaries sale, which is expected to be during the first half of 2025, all 15 current employees of both Maiden LF and Maiden GF will transition to the new ownership group.
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
As of December 31, 2024, Maiden Reinsurance owns 31.1% of the Company's total outstanding common shares as described above, which is eliminated for accounting and financial reporting purposes on the Company’s consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its common shares, will be capped at 9.5% pursuant to the bye-laws of the Company. The ownership of our common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy which has been approved by the Vermont DFR. The Vermont DFR additionally specifically approved the ownership of the Company's common shares by Maiden Reinsurance related to the exchange of preference shares that occurred on December 27, 2022 ("Exchange").
Additionally, the NAIC Model Holding Company Act and NAIC Model Holding Company Regulation address “enterprise” risk - the risk that an activity, circumstance, event, or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. The Vermont DFR adopted the requirement for a holding company to annually submit an Enterprise Risk Report with the state commissioner. In addition, under the NAIC Model Holding Company Act, as adopted in Vermont, any person divesting control (10% or more ownership) over an insurer must provide 30 days’ notice to the regulator and the insurer. After receipt of the notice, the Vermont Insurance Commissioner must determine whether the parties seeking to divest or to acquire a controlling interest will be required to file for or obtain approval of the applicable transaction. That law may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of a direct or indirect parent of the Company (including Maiden Holdings) (in particular through an unsolicited transaction), even if the shareholders of such parent consider that transaction to be desirable.
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
Risk-Based Capital
U.S. insurers are also subject to risk-based capital ("RBC") guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of a company's investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to asset, premium and reserve items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. Insurers that have less statutory capital than the RBC calculation required are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. Maiden Reinsurance filed its latest RBC reports on March 3, 2025 for the 2024 calendar year, and the reported RBC levels exceed Vermont's RBC requirements. Maiden Reinsurance has invested excess capital pursuant to its previously articulated business strategy as our RBC requirements permit.

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
The Economic Substance Act 2018, as amended (“ESA”) impacts every Bermuda registered entity engaged in a “relevant activity” and requires them to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. Under the ESA, holding entity activities (as defined in the ESA and the Economic Substance Regulations 2018, as amended) are deemed a relevant activity. To the extent that the ESA applies to Maiden Holdings, we are required to demonstrate compliance with economic substance requirements that we have “adequate” economic substance in Bermuda, and we must file an annual economic substance declaration with the Bermuda Registrar of Companies ("Registrar") on that basis. Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU member state or other jurisdiction in which the entity has its holding entity, its ultimate parent entity, an owner or beneficial owner of the information filed by the entity with the Registrar, face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda.
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
Where You Can Find More Information
We maintain our principal website at www.maiden.bm. The information on our websites is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through our principal website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish such material to the SEC. We also make available, free of charge through our principal website, our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, and Code of Business Conduct and Ethics. Such information is also available in print for any shareholder who sends a request to Maiden Holdings, Ltd., 48 Par-la-Ville Road, Suite 1141, Hamilton HM11, Bermuda, Attention: Secretary. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549.
Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 800-SEC-0330. Any shareholder or other interested party who desires to contact any member of the Board (or our Board as a group) may do so in writing to the following address: Maiden Holdings, Ltd., 48 Par-la-Ville Road, Suite 1141, Hamilton HM11, Bermuda, Attention: Secretary. Communications are distributed to the Board, or to any individual directors as appropriate, depending on the facts and circumstances outlined in the communication.

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
We produced a net loss of $201.0 million in 2024, compared to a net loss of $38.6 million during 2023, largely the result of adverse reserve development from the run-off of our legacy reinsurance obligations. While we have taken significant actions in recent years to strengthen our loss reserve and capital position, these older liabilities are dependent on the reporting by our ceding companies and have been subject to volatility. While we have purchased additional reinsurance protection to eliminate potential volatility of loss reserves from this legacy business, the accounting for this reinsurance protection precludes us from recognizing recoveries until paid losses reach certain contractual retention limits in the agreement and thus our GAAP results reported herein will not reflect this reinsurance until those limits are exceeded. Amortization of the deferred gain was $4.1 million for the year ended December 31, 2024 since cumulative paid losses have now exceeded the minimum retention under the LPT/ADC Agreement starting in the fourth quarter of 2024. There can be no assurance that this reinsurance or that the timing and accounting recognition of recoveries under that reinsurance agreement will be sufficient to protect us against further declines in shareholders’ equity.
We have taken steps to restructure our business by disposing of unprofitable operations and terminating reinsurance agreements in both of our reporting segments while significantly reducing headcount and overhead expenses. While we believe these actions along with our revised strategy will produce operating profitability, there can be no assurance that these actions will achieve their intended effects or that such reinsurance will be sufficient to protect us against further adverse loss reserve development. Further, as our insurance liabilities continue to run off, our investment income will continue to decrease which may adversely affect our profitability. While we continue to reduce our operating expenses, make additional investments which we believe will produce enhanced investment returns, and have written legacy retroactive risks, there can be no assurance that these measures will overcome the expected decline in investment income. Finally, we have not yet determined if and when we may resume active underwriting of new prospective risks, particularly in relation to our proposed combination with Kestrel, which would result in increased revenue.
While we continue to believe we will operate as a going concern, there can be no assurance that this will continue to be the case if we do not maintain operating profitability or if future significant declines in our shareholders’ equity occur.
The inability of management to successfully implement its revised business strategy, including its proposed combination with Kestrel, could result in a further decline of capital, materially adversely affecting our financial condition and results of operations and may create enhanced risks.
Management continues to evaluate various operating strategies that are likely to be significantly different than our prior strategic business focus. In addition to restoring operating profitability, our strategic focus has centered on creating the greatest risk-adjusted shareholder returns in order to increase book value for our common shareholders, both near and long-term. In that respect, management’s focus has been to increase the non-GAAP book value of the Company, which fully reflects the steps we have taken to protect our balance sheet, primarily through our LPT/ADC Agreement with Cavello, as this represents the ultimate economic value of Maiden.
In recent years we pursued a revised operating strategy which leveraged the significant assets and capital we retain. We also formed GLS to focus on smaller accounts in the legacy (re)insurance marketplace, which we believed was complimentary to this strategy. However, a combination of factors, including market conditions in the sector GLS focuses on, resulted in an inability for GLS to gain sufficient scale to achieve its objectives or earn a profit, and its results did not reach the objectives we expected it to over time. Having completed the capital commitment we made to GLS in 2020, we determined in 2023 to not commit any additional capital to new opportunities and to run-off the existing accounts GLS underwrote.
These strategies have not been successful in achieving our objectives, and as part of our ongoing efforts to improve our performance, we actively evaluate our business plans and strategies, which have resulted in material changes to those plans. As the run-off of our older reinsurance liabilities has been much more volatile than expected and our asset management strategies develop along timelines longer than initially anticipated, the need to re-allocate capital to other activities that produce more consistent levels of revenue and profit as we seek to create longer-term shareholder value has increased.

As we have re-evaluated our longer-term strategy, we also engaged in an ongoing strategic evaluation of both the insurance and reinsurance marketplace and the ability of both the fee-based, distribution and the reinsurance markets to increase current income and improve our ability to utilize and recognize our deferred tax assets.
As a result, we determined that near-term expansion of those strategies is appropriate and during 2024 took steps to: 1) further de-emphasize our prior strategies; and 2) actively explore fee-based and distribution opportunities which are non-risk bearing and capital efficient while potentially being complemented by limited and selective deployment of reinsurance capacity to supplement those activities and enhance returns to shareholders. These steps resulted in the announcement of our proposed combination with Kestrel on December 29, 2024.
We are subject to increasing risks related to our ability to successfully implement these evolving plans and strategies. Changing plans and strategies requires significant management of time and effort and may divert management’s attention from our core operations and competencies, and our efforts to improve our capital position and solvency. Moreover, modifications we undertake to our operations may not immediately result in improved financial performance.
Therefore, risks associated with implementing or changing our business strategies and initiatives, including the proposed combination with Kestrel, as well as risks related to developing or enhancing the operations, controls and other infrastructure required for these strategies and initiatives, may not have a positive impact on our publicly reported results until many years after implementation, possibly leading to an adverse effect on our long-term results of operations and financial condition.
Finally, the proposed combination with Kestrel requires the approval of the Vermont DFR, and as part of its licensing in Vermont, Maiden Reinsurance is required to closely consult with the Vermont DFR before it considers resuming active reinsurance underwriting of new prospective risks and on any matters related to capital management and business strategy. There can be no assurance that the implementation of the new business plan will succeed, that the proposed combination with Kestrel will be approved by the Vermont DFR or that further changes to our business plans or operations, including those of Maiden Reinsurance will be considered satisfactory and acceptable to the Vermont DFR, which could have a material adverse effect on our business, operations and financial condition.
We have experienced significant adverse development of our loss reserves in prior years, including again in 2024. Our actual losses may be greater than our reserve for loss and LAE, which could materially negatively impact our financial condition and results of operations.
While we have established our reserves to a level we believe to be sufficient to cover losses assumed by us when we recognize prior period development, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. We have experienced significant adverse development of our loss reserves in prior years, including again in 2024. Further, the additional reinsurance protection we have purchased to protect against further adverse development in loss reserves may be insufficient compared to the actual losses that emerge and we may need to recognize adverse development which would reduce our results of operations and shareholders' equity, possibly materially. To the extent our actual reported losses exceed expected losses, the carried estimate of the ultimate losses will be increased, which would represent unfavorable reserve development, and in turn could have a material adverse effect on our financial condition.
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
At December 31, 2024, we had $568.3 million due to us from one reinsurer, Cavello, consisting of losses recoverable from Cavello under the retrocession agreement of $35.4 million and reinsurance recoverable on unpaid losses under the retroactive reinsurance agreement of $532.9 million. Cavello provided collateral in the form of a letter of credit in the amount of $445.0 million to AmTrust under the LPT/ADC Agreement with Enstar Group Limited on July 31, 2019, pursuant to which Cavello assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share, subject to additional collateral funding requirements. As of December 31, 2024, the amount of collateral required was $484.7 million.
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
As noted, we are not presently engaged in active reinsurance underwriting of new prospective reinsurance risks, nor are we engaged in active reinsurance underwriting of retroactive risks. We also assumed risk on a primary basis through Maiden LF and Maiden GF.
We may consider resuming active reinsurance underwriting of new prospective reinsurance risks in conjunction with our proposed combination with Kestrel.
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
Deferred acquisition costs represent incremental direct costs related to the successful acquisition of new or renewal insurance contracts. The balances of such costs are capitalized as an asset and amortized into income over the expected lives of the underlying insurance contracts. On an ongoing basis, we test these assets recorded on our balance sheet to determine whether the amounts are recoverable under current assumptions. At December 31, 2024, a premium deficiency of $3.3 million was recognized for the AmTrust Quota Share since the sum of anticipated loss and LAE and unamortized acquisition expenses in that segment exceeded the sum of unearned premiums and anticipated investment income. This premium deficiency was recognized in the Company's results of operations by accelerating the amortization of deferred acquisition costs during the year ended December 31, 2024.
If facts and circumstances dictate, these tests and reviews could continue to establish further premium deficiency reserves which would require a further write down in the carried value of our deferred acquisition costs. Such results could have an adverse effect on the results of our operations and our financial condition.
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
Global economies and financial markets have, from time to time, experienced significant disruption or deterioration and likely will experience periods of disruption or deterioration in the future. In addition, U.S. federal and state governments continue to experience significant structural fiscal deficits, creating uncertainty as to levels of taxation, inflation, regulation and other economic fundamentals that may impact future growth prospects. While general economic inflation has eased in recent quarters, higher inflationary conditions may continue to remain in place, particularly as changes in U.S. administrations appear to signal policy changes including the imposition of tariffs and other economic measures which may have an impact on inflation, although the effects cannot be determined at this time. Continuation of these conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of clients, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance.
Our agency mortgage-backed securities ("Agency MBS") constitute 10.0% of fixed maturity investments at December 31, 2024.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities ("MBS") are prepaid more quickly, requiring us to reinvest the proceeds at lower market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, economic conditions may curtail prepayment activity on the underlying mortgages if refinancing is difficult, thus limiting prepayments on the MBS portfolio. In the event that these conditions persist and result in a prolonged period of economic uncertainty, our results of operations, our financial condition and/or liquidity, and our prospects could be materially and adversely affected.
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

Liquidity, Capital Resources and Investments
We may not have sufficient unrestricted liquidity to meet our obligations and favorable terms to obtain additional capital may not be available.
Maiden Holdings is a holding company. As a result, we do not have, and will not have, any significant operations or assets other than our ownership of the shares of our subsidiaries. Dividends and other permitted payments from our operating subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements at Maiden Holdings, including debt service payments and other expenses. As of December 31, 2024 and as of the date hereof, our insurance subsidiaries' ability to make distributions require the prior approvals of their respective domestic regulators. Maiden Holdings has and may need to borrow funds from its subsidiaries if funds from dividends are not available to meet ongoing cash requirements. The impact of applicable regulatory capital requirements such as risk based capital ratios under U.S. law could impact the ability of Maiden Reinsurance to pay future cash dividends.
Maiden Reinsurance uses trust accounts, loan to related party, funds withheld and letters of credit to meet collateral requirements. Consequently, cash and cash equivalents and investments are pledged in favor of ceding companies in order to comply with relevant insurance regulations or contractual requirements. At December 31, 2024, restricted cash and cash equivalents and fixed maturity investments used as collateral were $192.4 million and represents 71.9% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and cash equivalents) at that date. This excludes the loan to related party of $168.0 million that is also being used as collateral on the AmTrust Quota Share. On a consolidated basis, the Company had $75.0 million in unrestricted cash and cash equivalents and fixed maturity investments at December 31, 2024. which includes $63.1 million in unrestricted cash and cash equivalents and fixed maturity investments at Maiden Reinsurance.
Based on our current estimate of 2025 financial projections, we believe we will have sufficient liquidity to meet and fulfill our obligations including payments due under our outstanding publicly-traded senior notes which were issued in 2013 (the "2013 Senior Notes") by Maiden NA in the principal amount of $152.4 million, all of which is currently outstanding and is subject to a guarantee by Maiden Holdings, and our outstanding publicly-traded senior notes which were issued in 2016 (the "2016 Senior Notes") in the principal amount of $110.0 million, all of which is currently outstanding (the 2016 Senior Notes collectively with the 2013 Senior Notes, the "Senior Notes").
The Company also has total unfunded commitments on alternative investments of $44.0 million at December 31, 2024 which included commitments for other investments, private equity securities and equity method investments.
However, should our operating results deteriorate, should alternative assets expected to monetize in 2025 not occur as expected, should additional collateral be required under our contractual arrangements with reinsured prior to the receipt of recoveries under reinsurance agreements we have entered into or should excess collateral under those arrangements not be returned to the Company quickly enough, we cannot assure that we will maintain sufficient unrestricted liquidity to meet those obligations.
A significant amount of our invested assets are subject to changes in interest rates and market volatility. If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.
Investment income is an important component of our consolidated net income. At December 31, 2024, total investments of $484.1 million represented 93.3% of our total cash and investments. Total investments included other investments of $157.0 million, or 32.4% of our total investment portfolio, comprised of a combination of private credit funds, private equity funds, other privately held investments and investments in direct lending activities. As a result of market conditions prevailing at a particular time, the allocation of our portfolio to various asset types may vary. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. We classify our fixed maturity investments as available-for-sale ("AFS") and therefore changes in the market value are reflected in our shareholders’ equity through accumulated other comprehensive income ("AOCI").
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
At December 31, 2024 and 2023, these respective durations in years were as follows:

At December 31,	2024	2023
Fixed maturities and cash and cash equivalents	0.8	1.2
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	6.4	5.8
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	3.5	1.6
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
In addition to fixed maturity securities, we have invested, and may from time to time continue to invest, in alternative investments such as hedge funds, fixed income funds, equity funds, privately held investments, private equity and private credit funds and co-investments, real estate funds and co-investments and other alternative investments. During 2024, we decreased the amount allocated to such investments, and at December 31, 2024, approximately 48% of our total cash and investments were categorized as equity securities, other investments and equity method investments on our consolidated balance sheets compared to 51% as of December 31, 2023. The reductions in 2024 reflect our shift in business strategy during the year and we do not presently expect to make further new commitments to alternative investments in future periods and have accordingly reduced our commitments to $44.0 million to future alternative investments as of December 31, 2024.
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
On December 26, 2024, WUSO Holding Corporation and 683 Capital Partners filed a lawsuit against Maiden NA and Maiden Holdings in the Supreme Court of the State of New York, County of New York, captioned WUSO Holding Corporation and 683 Capital Partners, LP v. Maiden Holdings North America, Ltd. and Maiden Holdings, Ltd., Index No. 659861/2024. The complaint alleges that Maiden’s sale of Maiden Reinsurance North America, Inc., which closed approximately six years ago from the date of the complaint, breached a sole provision of Maiden’s indenture governing its 2013 Senior Notes. Plaintiffs allege that principal and interest payable under the 2013 Senior Notes are due currently, rather than upon the stated maturity date of the 2013 Senior Notes. Maiden believes it has substantial procedural and substantive defenses to the asserted claims, and it intends to vigorously defend against these claims.
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
Moreover, our insurance subsidiaries are required to comply with SAP. SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted and adopted on a state level, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.
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

Under the ESA, holding entity activities (as defined in the ESA and the Economic Substance Regulations 2018, as amended) satisfy the requirement of undertaking a “relevant activity” and therefore would apply to Maiden Holdings. However, because Maiden Holdings’ primary function is to acquire and hold shares or equitable interests in other entities and it does not perform any commercial activities, we believe we are only subject to the ESA’s minimum economic substance requirements, and we file an annual economic substance declaration with the Registrar on that basis.
Even as a pure equity holding entity, Maiden Holdings will still be required to demonstrate compliance with the ESA that we have “adequate” economic substance in Bermuda, and therefore should have adequate people for holding and managing equity participation, and adequate premises in Bermuda.
Given that the legislation is relatively new and remains subject to further clarification and interpretation, the meaning of "adequate" in this context remains unclear. It is not currently possible to ascertain the steps required to ensure our continued compliance with the ESA, which makes it difficult to predict its future impact. Any entity that must satisfy economic substance requirements but fails to do so could face financial penalties or could be ordered by a court to take action to remedy such failure. It may also be faced with a restriction of its business activities, automatic reporting by the Bermuda authorities to competent authorities in the EU member state or other jurisdiction in which the entity has its holding entity, its ultimate parent entity, an owner or beneficial owner on an entity's non-compliance or may be struck off as a registered entity in Bermuda. If any one of the foregoing were to occur, it may adversely impact the business operations of Maiden Holdings.
Legislation enacted in Bermuda as to Corporate Income Tax may affect our operations.
Bermuda recently enacted the Corporate Income Tax Act 2023 (as amended) (the "CIT Act"). Entities subject to tax under the CIT Act are the Bermuda constituent entities of in scope multi-national groups with consolidated revenues of at least €750 million for two of the four previous fiscal years. If Bermuda constituent entities of an in scope multi-national group are subject to tax under the CIT Act, such tax is charged at a rate of 15% of the net income of such constituent entities (as determined in accordance with the CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). No tax is chargeable under the CIT Act until tax years starting on or after January 1, 2025. The Company's consolidated revenues do not presently meet the minimum amounts for taxation under the CIT Act, however it is possible that the CIT Act may have an adverse effect on our results of operations going forward. We are considering the CIT Act and will evaluate the impact of the CIT Act on our operations as further information and guidance becomes available.
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

•Please refer to Item 3. Legal Proceedings for recent litigation regarding the 2013 Senior Notes.
Maiden Reinsurance owns approximately 31.1% of our total outstanding common shares and thus has a significant ownership and voting stake in our common shares.
As a result of the common shares issued as part of the Exchange on December 27, 2022 as well as subsequent share repurchases made under the Company's authorized repurchase plan, Maiden Reinsurance owns approximately 31.1% of our total outstanding common shares and subject to our bye-laws, has the ability to vote up to 9.5% of these shares. In addition, if the proposed combination with Kestrel is completed, Maiden Reinsurance would be able to vote all of its shares in the combined company, which represents a significant increase in its overall voting power. As our wholly owned subsidiary, Maiden Reinsurance’s economic and voting interests in our common shares may not be aligned with other shareholders and it could take positions that may differ from, and which could adversely affect the interests of, other shareholders.
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
The interests of our significant shareholders may not be fully aligned with our interests, and this may lead to a strategy that is not in our best interest. Although they do not have any voting agreements or arrangements, our Founding Shareholders or other significant shareholders could exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Maiden Holdings, which may reduce the market price of our common shares. In addition, if the proposed combination with Kestrel is completed, the voting power of the combined company's common shares will be even more concentrated, which may delay or deter possible changes in control of the combined company or may reduce the market price of its common shares.
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
The market price for our common shares has fluctuated significantly. Future sales of our common shares by our shareholders or us, or the perception that such sales may occur, could adversely affect the market price of our common shares. As of March 3, 2025, 99,039,253 common shares were outstanding when the ownership by our affiliate Maiden Reinsurance of 44,750,678 common shares were excluded, which consists of 41,439,348 common shares issued to Maiden Reinsurance in the Exchange and 3,311,330 shares directly purchased on the open market. These shares are reflected as treasury shares on the Consolidated Balance Sheet and not treated as outstanding shares in the computation of consolidated book value and earnings per common share on December 31, 2024. A significant percentage of our outstanding common shares are held by affiliates, including Maiden Reinsurance, and as a result, your common shares may not have sufficient liquidity in the trading markets.
In addition, we have reserved 1,291,729 common shares remaining for issuance under our 2019 Omnibus Incentive Plan. As of March 3, 2025, there were 103,500 stock options outstanding and 2,035,634 restricted shares outstanding. Sales of substantial amounts of our shares, or the perception that such sales could occur, could adversely affect the prevailing price of the shares and may make it more difficult for us to sell our equity securities in the future, or for shareholders to sell their shares, at a time and price that they deem appropriate.
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
Under these provisions, certain shareholders may have their voting rights limited, while other shareholders may have voting rights in excess of one vote per share. Subject to limitations in our bye-laws, Maiden Reinsurance will be limited to a 9.5% voting interest in our common shares. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership. However, if the proposed combination with Kestrel is completed, Maiden Reinsurance would be able to vote all of its shares in the combined company without being subject to such 9.5% limitation, which represents a significant increase in its overall voting power.
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
The Companies Act 1981 (as amended) (the "Companies Act") in Bermuda, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. As a result of these differences, U.S. persons who own our shares may have more difficulty protecting their interests than U.S. persons who own shares of a U.S. corporation. Set forth below is a summary of certain significant provisions of the Companies Act, including modifications adopted pursuant to our bye-laws, applicable to us, which differ in certain respects from provisions of Delaware corporate law.

Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.
Interested Directors. Bermuda law provides that if a director has a personal interest in a transaction to which the company is also a party and if the director discloses the nature of this personal interest at the first opportunity, either at a meeting of directors or in writing to the directors, then the company will not be able to declare such transaction void solely due to the existence of that personal interest and the director will not be liable to the company for any profit realized from such transaction. In addition, Bermuda law and our bye-laws provide that, after a director has made the declaration of interest referred to above, he is allowed to be counted for purposes of determining whether a quorum is present and to vote on a transaction in which he has an interest, unless disqualified from doing so by the chairman of the relevant board meeting.
Under Delaware law, such transaction would not be voidable if:
•the material facts as to such interested director’s relationship or interests are disclosed or are known to the board of directors and the board in good faith authorizes such transaction by the affirmative vote of a majority of the disinterested directors;
•such material facts are disclosed or are known to the shareholders entitled;
•to vote on such transaction and such transaction is specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or
•such transaction is fair as to the corporation as of the time it is authorized, approved or ratified.
Under Delaware law, such interested director could be held liable for a transaction in which such director derived an improper personal benefit.
Mergers and Similar Arrangements. The amalgamation or merger of a Bermuda company with another Bermuda company or with a body incorporated outside Bermuda (a “foreign corporation") (other than certain affiliated companies) requires the amalgamation agreement to be approved by the company’s board of directors and by its shareholders. Under our bye-laws, we may, with the approval of a majority of votes cast at a general meeting of our shareholders at which a quorum is present, amalgamate with another Bermuda company or with a foreign corporation. In the case of an amalgamation or merger, a shareholder that did not vote in favor of the amalgamation or merger may apply to a Bermuda court for a proper valuation of such shareholder’s shares if such shareholder is not satisfied that fair value has been paid for such shares. Under Delaware law, with certain exceptions, a merger, consolidation or sale of all or substantially all the assets of a corporation must be approved by the board of directors and a majority of the outstanding shares entitled to vote thereon. Under Delaware law, a shareholder of a corporation participating in certain major corporate transactions may, under certain circumstances, be entitled to appraisal rights pursuant to which such shareholder may receive cash in the amount of the fair value of the shares held by such shareholder (as determined by a court) in lieu of the consideration such shareholder would otherwise receive in the applicable transaction.
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
Currently, Maiden Holdings employs five non-Bermudians who are work permit holders in our Bermuda office including Messrs. Haveron and Metz. Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of permanent residents’ certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a permanent resident’s or working resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. Work permits are issued with expiry dates that range from one, two, three, four and five years. A waiver from advertising is automatically granted in respect of any chief executive officer position and other chief officer positions. We may not be able to use the services of one or more of our non-Bermudian employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business, financial condition and results of operations.
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

We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our financial condition and results of operations. At December 31, 2024, no such hedges or hedging strategies were in force or had been entered into.
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
At December 31, 2024, we provided $296.8 million of collateral to AmTrust, AII and AEL in the form of trusts, letters of credit, and a loan receivable. Maiden Reinsurance is not a party to the reinsurance agreements between AII and AmTrust’s U.S. insurance subsidiaries or the related reinsurance trust agreements and has no rights thereunder. If one or more of these AmTrust subsidiaries withdraws Maiden Reinsurance’s assets from their trust account and that subsidiary is or becomes insolvent, we believe it may be more difficult for Maiden Reinsurance to recover any such amounts to which we are entitled than it would be if Maiden Reinsurance had entered into reinsurance and trust agreements with these AmTrust subsidiaries directly. AII has agreed to immediately return to Maiden Reinsurance any collateral provided by Maiden Reinsurance that one of those subsidiaries improperly utilizes or retains, and AmTrust has agreed to guarantee AII’s repayment obligation and AII’s payment obligations under its loan agreement with Maiden Reinsurance. We are subject to the risk that AII and/or AmTrust may be unable or unwilling to discharge these obligations.

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
Because this cyclically is due in large part to the actions of our competitors and general economic factors beyond our control, we cannot predict with certainty the timing or duration of changes in the market cycle. These cyclical patterns, the actions of our competitors, and general economic factors could cause our revenues and net income to fluctuate, which may cause the price of our common shares to be volatile. The ultimate outcome of these events and their market impact is not known at this time.
Negative developments in the U.S. workers’ compensation insurance industry could adversely affect our financial condition and results of operations.
Approximately 36.4% of our AmTrust Reinsurance segment's reserve for loss and LAE at December 31, 2024 was related to the reinsurance of U.S. workers' compensation risks which is our largest exposure to a particular line of business. Our AmTrust Reinsurance segment includes all business ceded by AmTrust to Maiden Reinsurance, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. Both contracts in this segment have been terminated effective January 1, 2019. Negative developments in the economic, competitive or regulatory conditions affecting the U.S. workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in our larger markets were to enact legislation to increase the scope or amount of benefits for employees under U.S. workers’ compensation insurance policies without related loss control measures, or if regulators made other changes to the regulatory system governing U.S. workers’ compensation insurance, this could negatively affect the U.S. workers’ compensation insurance industry in the affected markets.
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
The proposals, in particular in relation to Pillar Two, are broad in scope and include a number of exemptions which may be available to us, however, the Company's consolidated revenues do not presently meet the minimum amounts for taxation under the OECD/G20’s Pillar Two model rules, therefore, the proposals are currently not expected to impact our operations and results. If the consolidated revenue threshold for multinational enterprises within the scope of OECD/G20’s Pillar Two model rules is reduced or if the Company’s consolidated revenues exceed €750 million in two out of the four previous fiscal years, the Company may fall within the scope of domestic top-up taxes in certain jurisdictions in which we operate and our operations and results may be adversely impacted as a result.
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
Maiden NA has significant tax NOL carryforwards as of December 31, 2024. As a result of the Maiden NA NOL and other tax attributes, the Company presently has a net deferred tax asset with a full valuation allowance against it which may be recognized in future periods. It is possible that certain ownership changes of Maiden NA, if they were to occur, could result in an “ownership change” of Maiden NA for purposes of Section 382 of the Tax Code. If such an ownership change (as defined) were to occur, the value and amount of the Maiden NA NOL would be substantially impaired, increasing the U.S. federal income tax liability of Maiden NA and materially reducing the value of Maiden NA. Should the NOL be limited in any way, it could also limit or eliminate the Company's ability to recognize and realize that asset in the future.

U.S. Persons who hold our shares may be subject to U.S. federal income taxation at ordinary income rates on their proportionate share of any non-U.S. subsidiary’s RPII.
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
Impact of U.S. Tax Reform
We are unable to predict all the ultimate impacts of the 2017 Act and other proposed tax reform regulations and legislation on our business and results of operations. It is possible the IRS will construe the intent of the 2017 Act as having been to reduce or eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domicile outside the U.S., and its interpretation, enforcement actions or regulatory changes could increase the impact of the 2017 Act beyond prevailing current assessments or our own estimates. Further, it is possible that other legislation could be introduced and enacted in the future that would have an adverse impact on us. These events and trends towards more punitive taxation of cross border transactions could in the future materially adversely impact the insurance and reinsurance industry and our own results of operations by increasing taxation of certain activities and transactions in our industry. Accordingly, we cannot reliably estimate what the potential impact of any such changes could be to us or our non-U.S. subsidiaries or investors or the market generally, however, it is possible these changes could materially adversely impact our results of operations.

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
The Transaction
Obtaining required regulatory approvals may prevent or delay completion of the transaction, reduce the anticipated benefits of the transaction or require changes to the structure or terms of the transaction.
At any time before or after the transaction is consummated, either the FTC or the Antitrust Division could take action under the antitrust laws in opposition to the transaction, including seeking to enjoin completion of the transaction, condition completion of the transaction upon the divestiture of assets of Kestrel, Maiden or their subsidiaries or impose restrictions on the combined company's post-merger operations. These could negatively affect the results of operations and financial condition of the combined company following completion of the transaction. Any such requirements or restrictions may prevent or delay completion of the transaction or may reduce the anticipated benefits of the transaction, which could have a material adverse effect on the combined company's business and cash flows, financial condition and results of operations.
The transaction is subject to approvals or non-disapprovals, as applicable, by the Vermont DFR, the Swedish FSA, the U.K. Financial Conduct Authority and the Texas Department of Insurance. In addition, in order to complete the transaction, Maiden Re will need to obtain approval from the Vermont DFR to pay a dividend in an amount equivalent to the cash component of the consideration for the transaction to Maiden NA, followed by a dividend of such amount payable in cash from Maiden NA to Maiden. In addition, the transaction is subject to approval by the Swedish Inspectorate of Strategic Products, and the transaction cannot be completed until after the applicable waiting period has expired or the relevant approval has been obtained under the Swedish Screening of Foreign Direct Investments Act. Additionally, Maiden and Kestrel have agreed to take certain actions, conditioned on the closing, and may take other actions that Maiden or Kestrel determines in its sole discretion to take, to the extent necessary to ensure satisfaction, on or prior to the closing, of certain conditions to the closing relating to regulatory approvals. Certain of these actions may be taken after receipt of the approval of Maiden shareholders and it is not currently contemplated that any such shareholder approval would be resolicited in the event that any of these actions are taken after the Maiden special meeting.
Failure to successfully combine the businesses of Kestrel and Maiden in the expected timeframe may adversely affect the combined company’s future results.
The success of the transaction will depend, in part, on the combined company’s ability to realize the anticipated benefits from combining the businesses of Maiden and Kestrel. To realize these anticipated benefits, the businesses of Kestrel and Maiden must be successfully combined. Historically, Kestrel and Maiden have been independent companies, and they will continue to be operated as such until the completion of the transaction. The management of the combined company may face significant challenges in consolidating the functions of Maiden and Kestrel, integrating the technologies, organizations, procedures, policies and operations, as well as addressing the different business cultures at the two companies and retaining key personnel. If the combined company is not successfully integrated, the anticipated benefits of the transaction may not be realized fully or at all or may take longer to realize than expected. The integration may also be complex and time consuming and require substantial resources and effort. In addition, the overall integration of the two companies may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of agent relationships and diversion of management’s attention, and may cause the combined company’s share price to decline. The difficulties of combining the operations of Maiden and Kestrel include, among others:
•unforeseen expenses or delays associated with the integration or the transaction;
•the potential diversion of management focus and resources from other strategic opportunities and from operational matters, and potential disruption associated with the transaction;
•maintaining employee morale and retaining key management and other employees;
•integrating two unique business cultures, which may prove to be incompatible;
•the possibility of faulty assumptions underlying expectations regarding the integration process;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•managing tax costs or inefficiencies associated with integrating the operations of the combined company; and
•making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act and the rules and regulations promulgated thereunder.
Many of these factors will be outside of the combined company’s control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the combined company’s business, financial condition and results of operations. In addition, even if the operations of Maiden and Kestrel are integrated successfully, the combined company may not realize the full benefits of the transaction, including the synergies, cost savings or growth opportunities that the combined company expects. These benefits may not be achieved within the anticipated time frame, or at all. As a result, Maiden and Kestrel cannot assure you that the combination of Maiden and Kestrel will result in the realization of the full benefits anticipated from the transaction. The integration process and other disruptions resulting from the transaction may also disrupt each company’s ongoing businesses and/or adversely affect Maiden’s or Kestrel’s relationships with employees, regulators and others with whom they have business or other dealings.

Kestrel and Maiden will be subject to business uncertainties and contractual restrictions while the transaction is pending.
Uncertainty about the effect of the transaction on employees, customers, insureds, cedants, policyholders, brokers, agents, financing sources, business partners, service providers, governmental authorities or reinsurance providers, as applicable, may have an adverse effect on Maiden or Kestrel and consequently on the combined company. These uncertainties may impair Maiden’s or Kestrel’s ability to retain and motivate key personnel and could cause governmental authorities, key customers, reinsurance providers and others that deal with Maiden or Kestrel, as applicable, to defer entering into contracts with Maiden or Kestrel or making other decisions concerning Maiden or Kestrel or seek to change existing business relationships with Maiden or Kestrel. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the transaction, Maiden’s and Kestrel’s businesses could be harmed. In addition, the combination agreement restricts Kestrel and Maiden from making certain acquisitions and taking other specified actions until the combination occurs without the consent of the other party. These restrictions may prevent Kestrel and Maiden from pursuing attractive business opportunities that may arise prior to the completion of the transaction.
The combination agreement limits Kestrel’s and Maiden’s ability to pursue alternatives to the combination.
Kestrel has agreed that it will not solicit, encourage, initiate or engage in discussions or negotiations with, or provide any information to, any third party (other than Maiden and its representatives) concerning any purchase of the Kestrel units or any merger, sale of all or a material portion of the assets of Kestrel or any of its subsidiaries or similar transactions involving Kestrel or any of its subsidiaries, provide non-public information or documentation with respect to Kestrel or any of its subsidiaries to any person, other than Maiden or Bermuda NewCo or their respective subsidiaries or its or their representatives related to such a transaction or enter into any letter of intent, definitive agreement or other arrangement or understanding with any person, other than Maiden or Bermuda NewCo or their respective subsidiaries relating to such a transaction. Maiden has agreed that it will not solicit, initiate, knowingly encourage or facilitate inquiries or proposals or engage in discussions or negotiations regarding takeover proposals, subject to limited exceptions, including that Maiden may, in certain circumstances, take certain actions in the event Maiden receives, at any time prior to the Maiden shareholder approval, a bona fide takeover proposal which does not result from any breach of the combination agreement and constitutes or would reasonably be expected to lead to a superior proposal. Maiden has also agreed that its board of directors will not change its recommendation to its shareholders or approve any alternative agreement, subject to limited exceptions, including that, at any time prior to the Maiden shareholder approval, the Maiden board may make a change in recommendation (i) in circumstances not involving or relating to a takeover proposal, if the Maiden board concludes in good faith, after consultation with its financial advisor and outside legal counsel, that failure to take such action would be inconsistent with the exercise of its fiduciary duties under applicable laws; or (ii) in response to a superior proposal, if the Maiden board concludes in good faith, after consultation with its financial advisor and outside legal counsel, that failure to change its recommendation would be inconsistent with the exercise of its fiduciary duties under applicable law.
Additionally, the combination agreement provides that under specified circumstances, if the Maiden board determines in good faith, after consultation with its financial advisor and outside legal counsel, that a bona fide takeover proposal which does not result from any breach of the combination agreement constitutes or would reasonably be expected to lead to a superior proposal and failure to take such action would be inconsistent with the exercise of its fiduciary duties under applicable laws, Maiden may enter into an acceptable confidentiality agreement with the person or group making the takeover proposal and, pursuant thereto, furnish information with respect to Maiden and its subsidiaries.
The combination agreement also requires Maiden to take all necessary actions to duly call, give notice of, convene and hold a meeting of its shareholders for the purpose of obtaining the applicable shareholder approval. This special meeting requirement does not apply to Maiden in the event that the combination agreement is terminated in accordance with its terms.
In addition, under specified circumstances, Maiden may be required to pay a termination fee of up to $7.0 million if the combination is not consummated. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of Maiden from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher price per share than that proposed in the transaction, or might result in a potential competing acquiror proposing to pay a lower price per share to acquire Maiden than it might otherwise have been willing to pay.
Certain directors and executive officers of Maiden may have interests in the transaction that are different from, or in addition to or in conflict with, yours.
Executive officers of Maiden negotiated the terms of the combination agreement, and the Maiden board (other than Messrs. Zyskind and Neuberger, who recused themselves from determinations relating to the transactions contemplated by the combination agreement due to their financial interest in AmTrust and Mr. Zyskind’s role as CEO and Chairman of AmTrust's board of directors) approved the combination agreement and unanimously recommends that you vote in favor of the proposals in connection with the transaction. These directors and executive officers may have interests in the transaction that are different from, or in addition to or in conflict with, yours. These interests include the continued employment of certain executive officers of Maiden by the combined company, the continued positions of certain directors of Maiden as directors of the combined company and the indemnification of former Maiden directors and officers by the combined company. With respect to Maiden executive officers, these interests also include the treatment in the transaction of restricted Maiden shares held by executive officers and their participation in Maiden’s executive severance and executive retention bonus plans. You should be aware of these interests when you consider the Maiden board’s recommendation that you vote in favor of the proposals.
The Bermuda NewCo common shares to be received by Maiden shareholders as a result of the transaction will have different rights than Maiden shares.
Following completion of the transaction, Maiden shareholders will no longer be shareholders of Maiden, but will instead become shareholders of Bermuda NewCo. There will be important differences between your current rights as a Maiden shareholder and your rights as a Bermuda NewCo shareholder.

Maiden shareholders will have a reduced ownership and voting interest after the transaction and will exercise less influence over management.
After the completion of the transaction, former Maiden shareholders are expected to own approximately 64.8% of the issued and outstanding Bermuda NewCo common shares, and former Kestrel equityholders are expected to own approximately 35.2% of the issued and outstanding Bermuda NewCo common shares, in each case including Maiden’s outstanding restricted shares but excluding (i) the potential contingent consideration that may become payable to the former Kestrel equityholders, and (ii) the 44,750,678 Bermuda NewCo common shares that will be held by Maiden Reinsurance. Consequently, Maiden shareholders, as a group, will have reduced ownership and voting power in Bermuda NewCo compared to their ownership and voting power in Maiden and thus will exercise less influence over management of the combined company.
Failure to complete the transaction could negatively impact the share price, businesses and financial results of Maiden.
If the transaction is not completed, the ongoing business of Maiden may be adversely affected, and Maiden will be subject to several risks and consequences, including the following:
•Maiden may be required, under certain specified circumstances, to pay Kestrel a termination fee of up to $7.0 million;
•Maiden is subject to certain restrictions on the conduct of its business prior to completing the transaction, which may adversely affect its ability to execute certain of its business strategies;
•Maiden is no longer writing new business and therefore will not have an operating business if the transaction is not completed; and
•Matters relating to the transaction may require substantial commitments of time and resources by Maiden management, which could otherwise have been devoted to other opportunities that may have been beneficial to Maiden as an independent company.
In addition, if the transaction is not completed, Maiden may experience negative reactions from the financial markets and from its employees, customers, insureds, cedants, policyholders, brokers, agents, business partners, service providers or reinsurance providers. Maiden also could be subject to litigation related to a failure to complete the transaction or to enforce its obligations under the combination agreement. If the transaction is not consummated, Maiden cannot assure its shareholders that the risks described will not materially affect the business, financial results and share price of Maiden.
Maiden and Kestrel will incur significant transaction and transaction-related transition costs in connection with the transaction.
Maiden and Kestrel expect that they will incur significant, non-recurring costs in connection with consummating the transaction and integrating the operations of both companies. Maiden will also incur significant fees and expenses relating to legal, accounting and other transaction fees and other costs associated with the transaction. Some of these costs are payable regardless of whether the transaction is completed. Moreover, under certain specified circumstances, Maiden may be required to pay a termination fee of up to $7.0 million if the transaction is not consummated.
Maiden, Kestrel and, subsequently, the combined company must continue to retain, motivate and recruit executives and other key employees, which may be difficult in light of uncertainty regarding the transaction, and failure to do so could negatively affect the combined company.
For the transaction to be successful, during the period before the transaction is completed, both Kestrel and Maiden must continue to retain, motivate and recruit executives and other key employees. Moreover, the combined company must be successful at retaining and motivating key employees following the completion of the transaction. Experienced employees in the industries in which Maiden and Kestrel operate are in high demand, and competition for their talents can be intense. Employees of both Maiden and Kestrel may experience uncertainty about their future role within the combined company until, or even after, strategies with regard to the combined company are announced or executed. The potential distractions of the transaction may adversely affect the ability of Maiden, Kestrel or, following completion of the transaction, the combined company, to retain, motivate and recruit executives and other key employees and keep them focused on applicable strategies and goals. A failure by Maiden, Kestrel or, following the completion of the transaction, the combined company, to attract, retain and motivate executives and other key employees during the period prior to or after the completion of the transaction could have a negative impact on the business of Maiden, Kestrel or the combined company.
If the transaction is not completed, Maiden’s shares could be materially adversely affected.
The transaction is subject to customary conditions to closing, including the approval of Maiden’s shareholders. In addition, Maiden and Kestrel may terminate the combination agreement under certain circumstances. If Maiden and Kestrel do not complete the transaction, the market price of Maiden’s shares may fluctuate to the extent that the current market price of those shares reflects a market assumption that the transaction will be completed. Further, whether or not the transaction is completed, Maiden and Kestrel will also be obligated to pay certain investment banking, legal and accounting fees and related expenses in connection with the transaction, which could negatively impact results of operations when incurred. If the transaction is not completed, Maiden cannot assure its shareholders that additional risks will not materialize or not materially adversely affect its business, result of operations and share price.
Maiden may in the future be the target of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the completion of the transaction.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into transaction agreements in an effort to enjoin the relevant transactions or seek monetary relief. Maiden may in the future be a defendant in one or more lawsuits relating to the combination agreement and the transaction and, even if any such future lawsuits are without merit or resolved in Maiden’s favor, defending against these claims could result in substantial costs and divert management time and resources from pursuing the completion of the transaction and from other potentially beneficial business opportunities. Maiden cannot predict whether such lawsuits will be brought against Maiden or the outcome of such lawsuits or others, nor can Maiden predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the combination agreement and the transaction could delay or prevent the completion of the transaction, which may adversely affect Maiden’s, Kestrel’s or, if the transaction is completed but delayed, the combined company’s business, financial position and results of operations.
The Combined Company Following the Transaction
The combined company may not be able to recover amounts due from its reinsurers, which would adversely affect its financial condition.
The combined company will be a specialty program group offering fronting arrangements to domestic and foreign insurers that want to access specific U.S. property and casualty insurance business, which are collectively referred to as “capacity providers,” and will generally reinsure on a quota share basis up to 100% of the risk under these policies with these carriers in exchange for ceding fees. The combined company will write business initially through the AmTrust Insurance Companies, all subsidiaries of AmTrust through which Kestrel has been writing its business, and the combined company will have an option to acquire the AmTrust Insurance Companies from AmTrust.
The combined company will reinsure a substantial portion of the underwriting and operating risks in connection with its fronting arrangements to its capacity providers. The combined company will generally select either well capitalized, highly rated authorized capacity providers or will require the capacity providers to post collateral and/or obtain guarantees to secure the reinsured risks. However, if any of the capacity providers becomes insolvent or otherwise refuse to reimburse losses paid to these policyholders in a timely manner, the corresponding impact to the combined company’s ability to continue writing business through the AmTrust Insurance Companies could materially adversely affect the combined company’s financial condition and results of operations.
While the combined company generally will not hold net reserves for LAEs that might arise as a result of claims made under the policies (unless it participates on a quota share basis to a limited extent in certain programs), it may hold collateral from capacity providers who may not be well capitalized, highly rated, or authorized to protect against any such capacity provider’s failure to pay claims. However, collateral may not be sufficient to cover the combined company’s liability for these claims, and the combined company may not be able to cause the capacity providers to deliver additional collateral.
Although the AmTrust Insurance Companies will ultimately take the risk of insolvency or other failure to pay by a capacity provider, any adverse impact to the business, financial condition, results of operations and prospects of the AmTrust Insurance Companies may have an adverse impact on the combined company’s financial condition and results of operations as the combined company is reliant on the AmTrust Insurance Companies to write its business. For example, any risks or difficulties that result in a negative impact on the financial strength ratings, licenses or reputation of any of the AmTrust Insurance Companies may limit or restrict the combined company’s ability to continue to write business on behalf of its capacity providers, which in turn may have a material and adverse impact on the combined company’s ability to generate fee revenues.
If market conditions cause the combined company’s reinsurance to be more costly or difficult to obtain, it may be required to bear increased risks or reduce the level of its underwriting commitments.
The combined company will provide access to the U.S. property and casualty insurance markets in exchange for ceding fees through its fronting business by providing access to the AmTrust Insurance Companies with expansive licensing and an “A-” (Excellent) rating by A.M. Best through its relationship with AmTrust. As part of its business strategy, the combined company will reinsure a substantial portion of underwriting risk, credit risk and business risk related to its fronting business. The combined company may be unable to maintain its current reinsurance arrangements or to obtain other reinsurance in adequate amounts and at favorable rates, particularly if reinsurers become unwilling or unable to support its specialized fronting model in the future. A decline in the availability of reinsurance, increases in the cost of reinsurance or a decreased level of activity by general agents could limit the amount of fronting business the combined company could write through the AmTrust Insurance Companies and materially and adversely affect its business, financial condition, results of operations and prospects.
Regulators may challenge the combined company’s use of fronting arrangements in states in which its capacity providers are not licensed.
The combined company will enter into fronting arrangements with general agents and domestic and foreign insurers that want to access specific U.S. property and casualty insurance business in states in which such capacity providers are not licensed or are not authorized to write particular lines of insurance. The capacity providers or the general agents administer the business, settle all claims and reinsure a substantial portion of the risks. The combined company will receive ceding fees but generally will not share in the profits or losses of the business it writes for the capacity providers unless Maiden Reinsurance participates on a quota share basis to a limited extent in certain programs. Some state insurance regulators may object to such fronting arrangements. In certain states, insurance regulators have the authority to prohibit an authorized insurer from acting as an issuing carrier for an unauthorized insurer. In addition, insurance departments in states without such prohibition could still deem the assuming insurer as transacting insurance business without a license and the issuing carrier as aiding and abetting the unauthorized sale of insurance.
If regulators in any of the states where the combined company conducts its fronting business were to prohibit or limit the arrangement, the combined company would be prevented or limited from conducting the business for which a capacity provider is not authorized in those states, unless and until such capacity provider is able to obtain the necessary licenses. This could have a material and adverse effect on the combined company’s business, financial condition, results of operations and prospects.
While it is expected that the fronting business will be ceded to a number of unaffiliated reinsurers, Maiden Reinsurance may be ceded a small percentage of the reinsurance, subject to prior approval from the Vermont DFR of the combined company's ability to reinsure the business that it expects to underwrite. If the Vermont DFR fails to provide this approval, or places certain limitations on such approval, the combined company may not be able to operate its fronting business efficiently, which could reduce the combined company’s effectiveness in the marketplace. In addition, the Vermont DFR may place certain restrictions on Maiden Reinsurance’s fronting business, such as requiring Maiden Reinsurance to no longer be licensed as a captive or affiliated reinsurer. Such limitations could further impact the combined company’s ability to operate its fronting business, which could have a material and adverse effect on the combined company’s business, financial condition, results of operations and prospects.
Notwithstanding these state law restrictions on ceding insurers, the Nonadmitted and Reinsurance Reform Act (“NRRA”) contained in Dodd-Frank provides that all laws of a ceding insurer’s nondomestic state (except those with respect to taxes and assessments on insurers or insurance income) are preempted to the extent that they otherwise apply the laws of the state to reinsurance agreements of nondomestic ceding insurers. The NRRA places the power to regulate reinsurer financial solvency primarily with the reinsurer’s domiciliary state and requires credit for reinsurance to be recognized for a nondomestic ceding company if it is allowed by the ceding company’s domiciliary state. A state insurance regulator might not view the NRRA as preempting a state regulator’s determination that an unauthorized reinsurer must obtain a license or that any statute prohibits the combined company from doing a fronting business. However, such a determination or a conflict between state law and the NRRA could cause regulatory uncertainty about its fronting business, which could have a material and adverse effect on its business, financial condition, results of operations and prospects.
The combined company may change its underwriting guidelines or strategy without shareholder approval.
The combined company’s management team has the authority to change its underwriting guidelines or strategy without notice to shareholders and without shareholder approval. As a result, the combined company may make fundamental changes to its operations without shareholder approval, which could result in the combined company pursuing a strategy or implementing underwriting guidelines that may be materially different from the current strategy and underwriting guidelines.
The combined company has a limited operating history and may not be able to manage its growth effectively.
The combined company intends to grow its business in the future, which could require additional capital, systems development and skilled personnel. However, the limited operating history of the combined company may make it difficult to evaluate its current capital structure and future capital requirements, which may have an adverse impact on potential strategic initiatives. The combined company will encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing and unforeseen expenses as it continues to grow its business. The inability of the combined company to manage these risks successfully may have a direct impact on its ability to exercise the option to acquire the AmTrust Insurance Companies from AmTrust, as it must be able to meet its capital needs, expand its systems and internal controls effectively, allocate its human resources optimally, identify, hire, train and develop qualified employees and effectively incorporate the components of any business it may acquire in its effort to achieve growth. The failure to manage the combined company’s growth effectively could have a material adverse effect on its business, financial condition and results of operations.
Inability to maintain the strategic relationship with AmTrust could adversely affect the combined company’s business.
Upon the completion of the transaction, AmTrust will hold approximately 10.0% of the issued and outstanding Bermuda NewCo common shares and will have the right to nominate three directors to the Bermuda NewCo board. The combined company will write its business on a fronting basis initially through the AmTrust Insurance Companies. The combined company will cede up to 100% of underwriting risk in exchange for a ceding fee based on gross premiums written. In addition, AmTrust will provide additional services in relation to the AmTrust Insurance Companies pursuant to a management agreement with Kestrel Insurance Agency, including compliance, data reporting, data flow and information technology systems. As a result, the combined company will rely on its strategic partnership with AmTrust, and any inability to maintain such relationship with AmTrust or to exercise the option to acquire the AmTrust Insurance Companies from AmTrust would materially adversely affect its business. These contractual arrangements may terminate or be terminated under certain circumstances, and there can be no assurance that this strategic relationship will continue in the future, including on the same or similar terms, and if not, that the combined company would be able to find a suitable replacement or another strategic partnership on favorable terms, if at all. If the combined company was not able to find other insurance carriers with similar financial strength ratings with which it could partner, its ability to write new and renewal business would be significantly impacted.
The combined company’s business, and therefore its results of operations and financial condition, may be adversely affected by conditions that result in reduced insurer capacity.
The combined company’s results of operations depend on the continued capacity of the AmTrust Insurance Companies to adequately and appropriately underwrite risk and provide coverage. Capacity could be reduced by the AmTrust Insurance Companies failing or withdrawing from writing certain coverages that the combined company will offer and it will have limited control over these matters. In addition, to the extent that reinsurance becomes significantly more expensive, the combined company may experience restrictions and limitations on its ability to continue to write the amount or types of business it anticipated, which could have a negative impact on its ability to generate fee revenue.
A decline in the financial strength rating or financial size category of the combined company's fronting companies may adversely affect the combined company’s financial condition and results of operations.
Each of the combined company's fronting companies has an “A-” (Excellent) financial strength rating and a XV financial size category from A.M. Best. A downgrade or withdrawal of the financial strength rating or reduction in the financial size category of any of the combined company's fronting companies could cause current and future general agents and insureds to choose other competitors and could severely limit or prevent the combined company’s writing of new and renewal insurance contracts.

A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews each insurance carrier’s financial strength rating and may adjust upward or downward at its discretion based primarily on analyzing the balance sheet strength, operating performance and business profile of each insurance carrier.
In addition, in view of the earnings and capital pressures experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, increase the frequency and scope of their credit reviews, request additional information from the companies that they rate or increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels.
As the combined company will leverage its strategic relationship with such fronting companies for lines of business that require an “A-” financial strength rating from A.M. Best, any downgrade or withdrawal of any insurance carrier’s rating could have a material adverse effect on the combined company’s business. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and is neither an evaluation directed to investors nor a recommendation to buy, sell or hold stock or any other securities an insurance group may issue.
There can be no assurances that the combined company's fronting companies will be able to maintain this rating. Any downgrade in ratings would likely materially adversely affect the combined company’s business through the loss of certain existing and potential policyholders and the loss of relationships with clients that might move to other companies with higher ratings. If such fronting companies lose their “A-” rating, the combined company may need to secure a new fronting arrangement or risk losing the business of its capacity providers to higher rated issuing carriers.
The combined company derives a significant portion of its fee revenues from a limited number of general agents, the loss of which could result in its inability to continue to write a significant portion of the current business, additional expense and a material decrease in fee revenues.
A significant portion of the combined company’s total fees are derived from a limited number of general agents and the combined company is heavily reliant upon these general agents to generate revenues. The decision of any such general agent to seek to terminate its arrangements with the combined company or to otherwise decrease the volume of business the combined company writes through them, could result in additional expense and a material decrease in the amount of fee revenues the combined company is able to generate. In addition, if the combined company is unable to collect fees under these arrangements due to insolvency, dispute or other unwillingness or inability of any of its general agents to meet their obligations to the combined company, its business, financial condition, results of operations or prospects could be materially and adversely affected.
The combined company will depend on a limited number of capacity providers and general agents for a large portion of its gross written premium, and the loss of business provided by any one of them could materially adversely affect the combined company.
The combined company will offer fronting arrangements to both general agents and capacity providers. Capacity providers may be either independent or under common control with a particular general agent. An independent capacity provider may reinsure a single book or multiple books with various general agents. A single general agent may control a single book with one capacity provider or multiple books with various capacity providers.
Other insurance companies compete with the combined company for this business. These capacity providers and general agents may choose to enter into fronting arrangements with such competitors, and the general agents or capacity providers may terminate fronting arrangements with the combined company if they no longer need access to its fronting capacity. Relationships with clients, including general agents and capacity providers, are generally governed by agreements that may be terminated on relatively short notice.
Given the combined company’s reliance on a small group of capacity providers and general agents, a significant decrease in business from, or the entire loss of, any of them would cause the combined company to lose premium and ceding fees and require the combined company to seek additional capacity providers or general agents or to replace the lost premium and ceding fees. If the combined company is unable to do so, its business, financial condition, results of operations and prospects would be materially and adversely affected.
In addition, the ability of the combined company to compete and remain profitable will depend, in part, on it maintaining business relationships with clients (including general agents and capacity providers), the business development and marketing efforts of its sales professionals, the servicing efforts of its relationship managers and on its ability to offer insurance solutions and maintain financial strength ratings through the AmTrust Insurance Companies that meet the requirements and preferences of clients. Any failure to be effective in any of these areas may have a material and adverse effect on the combined company’s business, financial condition, results of operations and prospects.
Failure of capacity providers or general agents to properly market, underwrite or administer policies could materially adversely affect the combined company.
The marketing, underwriting, claims administration and other administration of policies will be the responsibility of the combined company’s capacity providers or general agents. Any failure by them to properly handle these functions could result in liability to the AmTrust Insurance Companies, which may have an adverse impact on the financial condition of the combined company. Even though these capacity providers or general agents may be required to compensate the AmTrust Insurance Companies for any such liability, there are risks that any such failure could create regulatory or reputational issues for the AmTrust Insurance Companies, which could limit or restrict the combined company’s ability to continue to write business on behalf of its capacity providers. Any such limitations or restrictions could materially and adversely affect the business, financial condition, results of operations and prospects of the combined company.

The combined company may not be successful in building more direct relationships with general agents and capacity providers.
The combined company’s fronting capacity may be constrained by the size of its capital base, and it may rely on its relationship-driven channels to generate new fronting business. In addition, the combined company may rely on brokers to identify general agents in need of fronting. Although the combined company will build direct relationships with general agents and capacity providers and hire additional fully dedicated sales staff, the combined company may not be successful in its efforts to expand its fronting business.
Some of the combined company’s fronting arrangements may contain limits on the reinsurer’s obligations.
While the combined company will reinsure a substantial portion of the risks inherent in its fronting programs, the combined company will, in certain cases, enter into programs that contain limits on its reinsurers’ obligations, including exclusion of certain coverages, loss ratio caps, per occurrence or aggregate reinsurance limits or exclusion of the credit risk of general agents. To the extent losses under these programs exceed the prescribed limits, the combined company and/or the AmTrust Insurance Companies will be liable to pay the losses in excess of such limits, which could materially and adversely affect the business, financial condition, results of operations and prospects of the combined business.
Even if the combination with Kestrel qualifies as a transaction described in Section 351 of the Code, a U.S. Holder of Maiden shares may still recognize gain as a result of the transaction if Maiden is or was classified as a PFIC for any taxable year during which a U.S. Holder held Maiden shares.
Pursuant to Section 1291(f) of the Code, to the extent provided in U.S. Treasury Regulations promulgated under the Code (the “Treasury Regulations”), even if the combination with Kestrel qualifies as a transaction described in Section 351 of the Code, if Maiden was a PFIC for any taxable year during a U.S. Holder’s holding period for the Maiden shares, certain adverse U.S. federal income tax consequences, including recognition of gain, could apply to such U.S. Holder as a result of the transaction, unless certain exceptions apply. Based on the nature of Maiden’s business, the projected composition of its income and the projected composition and estimated fair market values of its assets, Maiden does not believe it was a PFIC for its taxable year ended on December 31, 2024 and does not expect to be a PFIC for its taxable year ending on December 31, 2025, or the succeeding taxable year. However, because there is significant uncertainty in the application of the PFIC rules, no assurance can be given that Maiden was not previously a PFIC and will not be a PFIC for its taxable year ending December 31, 2025, or any subsequent taxable year.
Holders of Maiden shares should consult such holders’ tax advisors regarding the possible classification of Maiden as a PFIC and the resulting U.S. federal income tax considerations.
The ability of Bermuda NewCo’s subsidiaries to use net operating loss carryforwards and other tax attributes may be limited in connection with the combination with Kestrel or other transactions.
As of December 31, 2024, Maiden and certain of its subsidiaries had U.S. federal net operating losses of approximately $459.6 million. These net operating losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if at all.
Under Sections 382 and 383 of Code, these federal net operating loss carryforwards, certain losses incurred following the combination with Kestrel, and other tax attributes may become subject to an annual limitation in the event of certain changes in Bermuda NewCo’s ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Bermuda NewCo’s, or its subsidiaries’, ability to utilize net operating loss carryforwards, certain losses incurred following the transaction, and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the combination with Kestrel or other transactions. Similar rules may apply under state tax laws. Such limitations could result in increased future income tax liability to Bermuda NewCo or its subsidiaries, and Bermuda NewCo’s or its subsidiaries’ future cash flows could be adversely affected.
To preserve Bermuda NewCo’s and its subsidiaries’ ability to utilize their tax attributes without limitation, Bermuda NewCo has taken actions to attempt to prevent an “ownership change” from occurring, including adopting provisions that limit or discourage shareholders from acquiring 5% or more of Bermuda NewCo or, in the case of shareholders that already own 5% or more of Bermuda NewCo, from increasing their ownership. Bermuda NewCo may take further actions in the future. There can be no assurances that such actions will be available, or if such actions are available, whether Bermuda NewCo will decide to undertake any such actions. Moreover, there can be no assurances that any existing or future actions will be effective in preventing an “ownership change” pursuant to Section 382 of the Code.
Bermuda NewCo expects to be a tax resident of, and subject to tax in, both the United States and Bermuda, which may result in an increase in Bermuda NewCo’s and its subsidiaries’ cash tax obligations and effective rate.
Under current U.S. federal tax law, a corporation organized under Bermuda law is generally classified as a foreign corporation pursuant to Section 7701(a)(4) of the Code. Section 7874 of the Code and the Treasury Regulations promulgated thereunder, however, contain rules that cause a foreign corporation, such as Bermuda NewCo, that acquires the stock of a domestic corporation, such as US NewCo, to be treated as a domestic corporation for U.S. federal tax purposes in certain situations. Bermuda NewCo expects to be treated as a domestic corporation for all US. federal tax purposes upon consummation of the transaction pursuant to Section 7874(b) of the Code. However, Section 7874 of the Code is complex and Bermuda NewCo cannot be certain or provide any guarantees regarding its expected treatment.
On the basis that Bermuda NewCo is treated as a tax resident in the U.S., Bermuda NewCo is not expected to be treated as a Bermuda tax resident pursuant to Bermuda’s tax legislation. Regardless of whether Bermuda NewCo expects to be treated as a domestic corporation for U.S. federal income tax purposes pursuant to Section 7874(b) of the Code, it could be liable for both

U.S. and Bermuda taxes. Bermuda NewCo does not expect any tax owed to Bermuda to be material, but Bermuda’s tax laws may change and Bermuda NewCo cannot provide any assurances that its Bermuda tax obligations will not become material in the future.

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
We foster a shared responsibility for the Company’s cybersecurity with all our employees, conducting periodic phishing simulation campaigns and providing regular, mandatory security awareness training to enhance awareness and readiness against cyber threats. Certain roles require additional role-based, specialized cybersecurity training. To protect our data and information systems, we maintain Company-wide cybersecurity policies and procedures regarding encryption requirements, malware protection, remote access, multifactor authentication, confidential and privacy information, and internet, social media, email, and wireless device usage. The CISO and IT team review and update such policies and procedures to adapt to evolving cybersecurity landscapes, industry best practices, and regulatory and statutory updates. Our CISO conducts thorough reviews of these updates at least annually to ensure their continued relevance and effectiveness in safeguarding the Company’s assets and business interests.
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
Cybersecurity Governance and Oversight
Our CISO is primarily responsible for the assessment and management of the Company’s material cybersecurity risks and the related cybersecurity risk management policies and procedures. Our CISO oversees our cybersecurity risk management and information security programs and provides quarterly status reports to the Audit Committee. Our CISO possesses over 25 years of experience in various technology and cybersecurity operations, holds the Certified Chief Information Security Officer (CCISO) certification from EC-Council and certifications from ISC2, Information Systems Security Management Professional (ISSMP), Certified Information Systems Security Professional (CISSP), Certified Cloud Security Professional (CCSP), Certified in Governance, Risk and Compliance (CGRC) as well as ISACA certifications of Certified Information Security Manager (CISM) and Certified in Risk and Information Systems Control (CRISC). Other key members of management assist our CISO in the oversight of cybersecurity risk management.
We have established an incident response team which is composed of individuals from our various IT and managerial functions and consults with members of internal departments, as needed to perform an impact analysis of security incidents which may have a material effect on the Company,
The Audit Committee has responsibility for oversight of information and cybersecurity risks and assessment of cyber threats and defenses, and it oversees management to ensure that the processes designed, implemented, and maintained with respect to such risks are functioning as intended and adapted when necessary to respond to changes in our strategy, as well as emerging risks. Given the importance of information security and cybersecurity to our stakeholders, our Enterprise Risk Management Committee and our Audit Committee review quarterly reports from our CISO regarding the Company’s cybersecurity strategies for mitigating known risks, newly identified risks, existing projects, and key performance insights and engage in discussions with management based on such reports and other recent developments.
Cybersecurity Incident Reporting and Management
We have not experienced any cybersecurity incidents that have a material impact on our business strategy, results of operations, or financial condition. Nor have we identified vulnerabilities to known threats that are reasonably likely to materially affect the same. However, we remain vigilant and prepared to respond effectively to any incidents, should they arise.

Item 2. Properties.
We currently lease office space in New York and Sweden for the operation of our business. We renew and enter into new leases in the ordinary course of business as needed. We believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future. To date, the cost of acquiring and maintaining our office space has not been material to us as a whole.

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
On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014 and concluded in November 2018. On September 2, 2021, Administrative Law Judge Theresa C. Timlin of the U.S. Department of Labor issued a decision and order which denied Mr. Turin’s complaint in full. On September 16, 2021, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. On June 29, 2023, the Administrative Review Board issued a decision and order which summarily affirmed the September 2, 2021 decision and order of the Administrative Law Judge. The decision and order of the Administrative Review Board became the final order of the Secretary of Labor on July 27, 2023. On July 28, 2023, Mr. Turin filed a petition for review of the final order of the Secretary of Labor in the United States Court of Appeals for the Second Circuit. The Secretary of Labor is the respondent before the Second Circuit and the Court granted the Company's petition to intervene in order to present its position to the Court. On November 13, 2024, the Second Circuit found Turin’s arguments to be without merit and denied the petition for review.
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
On December 26, 2024, WUSO Holding Corporation and 683 Capital Partners filed a lawsuit against Maiden NA and Maiden Holdings in the Supreme Court of the State of New York, County of New York, captioned WUSO Holding Corporation and 683 Capital Partners, LP v. Maiden Holdings North America, Ltd. and Maiden Holdings, Ltd., Index No. 659861/2024. The complaint alleges that Maiden’s sale of Maiden Reinsurance North America, Inc., which closed approximately six years ago from the date of the complaint, breached a sole provision of Maiden’s indenture governing its 2013 Senior Notes. Plaintiffs allege that principal and interest payable under the 2013 Senior Notes are due currently, rather than upon the stated maturity date of the 2013 Senior Notes. Maiden believes it has substantial procedural and substantive defenses to the asserted claims, and it intends to vigorously defend against these claims.
We believe all of the above claims are without merit and we intend to vigorously defend ourselves. It is possible that additional lawsuits will be filed against the Company, its subsidiaries and its respective officers due to the diminution in value of our securities as a result of our operating results and financial condition. It is currently uncertain as to the effect of such litigation on our business, operating results and financial condition.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares began publicly trading on the Nasdaq under the symbol "MHLD" on May 6, 2008 and our shares currently trade on the Nasdaq Capital Market. At March 3, 2025, the closing sale price of our common share was $0.82 per share and there were 18 holders of record of our common shares. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.
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
On February 21, 2017, our Board approved the repurchase of up to $100.0 million of our common shares from time to time at market prices. For the year ended December 31, 2024, Maiden Reinsurance repurchased 1,871,755 common shares at an average price per share of $1.87 under our authorized share repurchase plan (2023 - 1,439,575 at an average price of $1.83 per share). The Company's remaining authorization for common share repurchases was $68.1 million at December 31, 2024 (December 31, 2023 - $71.6 million). No repurchases of common shares were made subsequent to December 31, 2024 and through the period ended March 10, 2025 under the Company's share repurchase authorization plan. In connection with the Combination Agreement entered into with Kestrel, Maiden has suspended its common share repurchase program.
During the year ended December 31, 2024, we repurchased a total of 127,555 (2023 - 128,731) common shares at an average price of $1.79 per share (2023 - $2.25) from employees, which represent tax withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares.
Combination Agreement with Kestrel Group
In connection with the transaction, each issued and outstanding common share of Maiden, par value $0.01 per share (each, a “Maiden Share”), other than any Maiden Share that is subject to any Maiden Award (as defined below), will be automatically canceled and converted into and, upon the completion of the transaction (the “Closing”) will thereafter represent the right to receive one share of Bermuda NewCo. In addition, as consideration for the Kestrel Contribution (as defined in the Combination Agreement), the Kestrel Equityholders (as defined in the Combination Agreement), at the Closing, will receive an aggregate of $40.0 million in cash and 55 million shares of Bermuda NewCo. In addition, the Kestrel Equityholders will be entitled to receive in contingent consideration up to the lesser of (x) 55 million shares of Bermuda NewCo and (y) an aggregate number of Bermuda NewCo shares equal to $45.0 million divided by certain volume weighted average prices of such shares (as calculated pursuant to the terms of the Combination Agreement), which will be payable upon the achievement of certain EBITDA milestones by the businesses that Kestrel and its subsidiaries conducted as of immediately prior to the Closing, and any extensions of such businesses or related or ancillary businesses existing thereafter, subject to other terms and conditions as set forth in the Combination Agreement.
In connection with the transaction, former Maiden shareholders and former Kestrel Equityholders are expected to own approximately 64.8% and 35.2% of Bermuda NewCo, respectively, at the Closing (including Maiden restricted shares outstanding, but excluding shares of Bermuda NewCo that will be owned by Maiden Reinsurance and the potential contingent consideration payable to Kestrel Equityholders). Upon the completion of the transaction, (i) each outstanding option to purchase Maiden Shares (each, a “Maiden Option”) will be converted into an option to purchase Bermuda NewCo shares, on substantially the same terms and conditions, including vesting schedule and per share exercise price, as applied to such Maiden Option immediately prior to the effective time of the First Merger (as defined in the Combination Agreement), and (ii) each outstanding Maiden Share that is unvested and/or subject to a risk of forfeiture (each, a “Maiden Restricted Share,” and together with the Maiden Options, the “Maiden Awards”) will convert automatically into a Bermuda NewCo Share that is unvested and/or subject to a risk of forfeiture, on substantially the same terms and conditions (including vesting schedule) as applied to such Maiden Restricted Share.
The foregoing description of the Combination Agreement and the transaction does not purport to be complete and is subject to and qualified in its entirety by reference to the Combination Agreement, a copy of which is included as Exhibit 2.1 to this Form 10-K. In addition, see "Risk Factors - The Transaction."
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
Current Operations
The Company does not presently underwrite prospective reinsurance risks. During 2024, the Company re-evaluated its business and entered into a series of strategic transactions that, upon completion, it expects will substantially transform its operations which are described below.
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
During 2024, we conducted and completed a strategic review of our IIS Business. The purpose of that review was to evaluate the strategic value of this business, including the operations of Maiden LF and Maiden GF in relation to their ongoing growth and profitability prospects, regulatory capital requirements and ability to create shareholder value in excess of the Company's target return on capital levels.
As a result of that review, we concluded that divesting this business was in the best interests of shareholders and we subsequently entered into the following transactions to accomplish that objective: 1) two Renewal Rights and Asset Purchase Agreement with AmTrust Nordic AB (“AmTrust Renewal Rights Agreements”); and 2) a Stock Purchase Agreement to sell Maiden LF and Maiden GF (“Swedish Subsidiaries Sale”). See Item 1. "Business" for additional information on these transactions which are further discussed in Note 16 — Assets Held for Sale of the Notes to Consolidated Financial Statements included in Part II Item 8. "Financial Statements and Supplementary Data".
The Company also has various historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off, including the liabilities associated with AmTrust Financial Services, Inc. ("AmTrust")"reinsurance agreements which were terminated in 2019 as discussed in "Note 10 — Related Party Transactions" of the Notes to Consolidated Financial Statements included in Part II Item 8. "Financial Statements and Supplementary Data". In addition, the Company has a retroactive reinsurance agreement and a commutation agreement that further reduces its exposure and limits the potential volatility related to AmTrust liabilities, which are discussed in "Note 8 — Reinsurance" of the Notes to Consolidated Financial Statements included in Part II Item 8. "Financial Statements and Supplementary Data".
The Company is also running off certain business related to its Genesis Legacy Solutions ("GLS") platform. In November 2020, the Company formed our indirect wholly owned subsidiary GLS which specialized in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations, working with clients to develop and implement finality solutions including acquiring entire companies. The Company believed the formation of GLS was highly complementary to its overall longer-term strategy. However, a combination of factors, including market conditions in the sector GLS focuses on, resulted in an inability for GLS to gain sufficient scale to achieve its objectives or earn a profit, and GLS results did not reach the objectives the Company expected it to over time. Having completed the capital commitment made to GLS in November 2020, the Company determined during 2023 to not commit any additional capital to new opportunities and to run-off the existing accounts underwritten by GLS.
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

As of December 31, 2024, Maiden Reinsurance owns 31.1% of the Company's total outstanding common shares which is eliminated for accounting and financial reporting purposes on the Company's consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its common shares, is capped at 9.5% pursuant to the bye-laws of the Company. The ownership of the common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy and approved by the Vermont Department of Financial Regulation ("Vermont DFR").
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
In recent years we pursued a revised operating strategy which leveraged the significant assets and capital we retain. As noted, we also formed GLS to focus on smaller accounts in the legacy (re)insurance marketplace, which we believed was complimentary to this strategy. Our assessment had been that these areas of strategic focus would enhance our profitability through increased returns, which would also increase the likelihood of fully utilizing the significant NOL carryforwards, as described further below, which would increase both GAAP and non-GAAP book value and create additional common shareholder value. The recognition of the deferred tax asset on our balance sheet remains a leading priority for the Company to increase its GAAP and non-GAAP book value.
This strategy has recently had two principal areas of focus:
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
Asset Management
As of December 31, 2024, we have invested $251.5 million into alternative investments which include equity securities, other investments and equity method investments in a wide variety of asset classes, and we believe these activities will exceed that benchmark cost of capital with adjustments as necessary if those returns do not emerge. Please refer to the "Liquidity and Capital Resources" section on "Other Investments, Equity Investments and Equity Method Investments" for further information on our alternative asset classes and a detailed discussion of their investment returns.
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
Please refer to "Notes to Consolidated Financial Statements: Note 6 — Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10–K for further information on the common share repurchases made by Maiden Reinsurance during 2024. In connection with the transaction entered into with Kestrel, Maiden has suspended its common share repurchase program.
Legacy Underwriting
At December 31, 2024, GLS and its subsidiaries have total insurance related liabilities of $27.8 million which consisted of total loss reserves of $21.5 million, an underwriting-related derivative liability of $4.0 million, and net deferred gains on retroactive reinsurance of $2.3 million.
Re-Assessment of Business Strategy
As part of our ongoing efforts to continually improve our performance, we regularly evaluate our business plans and strategies, which have resulted in material changes to those plans. In recent years, losses reported in our AmTrust Reinsurance segment continue to produce significant levels of adverse prior period loss development, including amounts increasingly not covered by the LPT/ADC Agreement. Please refer to the "Underwriting Results by Reportable Segment" section on "AmTrust Reinsurance Segment" for further information.
As the run-off of our insurance liabilities has been more volatile than expected and our asset management strategies develop along timelines longer than initially anticipated, the need to allocate capital to other activities that produce more consistent levels of revenue and profit as we seek to create longer-term shareholder value has increased.
As we have re-evaluated our longer-term strategy, we also engaged in an ongoing strategic evaluation of both the insurance and reinsurance marketplace and the ability of both the fee-based, distribution and the reinsurance markets to increase current income and improve our ability to utilize and recognize our deferred tax assets.
As a result, we determined that the near-term expansion of those strategies is appropriate and during 2024 took steps to: 1) further de-emphasize our prior strategies; and 2) actively explore fee-based and distribution opportunities which are non-risk bearing and capital efficient while potentially being complemented by limited and selective deployment of reinsurance capacity to supplement those activities and enhance returns to shareholders.
These steps resulted in the announcement of our proposed combination with Kestrel on December 29, 2024. See Item 1. "Business" for further information on this transaction. We believe the proposed combination with Kestrel represents a transformative milestone for Maiden, and believe that Kestrel’s balance sheet light, fee revenue model will enable us to realize our vision of delivering a strong fee-based insurance platform while selectively deploying underwriting capacity to optimize returns for shareholders.
In light of the revisions to our strategy, during the third quarter of 2024 we took steps to begin to reduce the asset management pillar of our strategy which are discussed below. Our alternative investments portfolio decreased by 18.6% during the year ended December 31, 2024 due to recent sales and redemptions of private equity and private credit funds, and this portfolio may be reduced further in future periods as we continue to refine our strategy. The sales we executed during 2024 resulted in a lower positive net return of 3.5% during 2024 compared to 8.0% in 2023. While we remain confident that our asset management strategy will achieve the returns we have set out to achieve, we currently believe it is more critical to reposition our balance sheet and increase our liquidity in support of the current initiatives being pursued.
While we have revised our strategy and believe that our proposed combination with Kestrel will increase the likelihood of achieving our stated objectives, there can be no assurance that our insurance liabilities will run-off at levels that will permit further capital management activities, which we continually review as part of our strategy.
As a result, we continue to pursue finality solutions to resolve the AmTrust liabilities not covered by the LPT/ADC Agreement, including through third-parties. There can be no guarantee that we will execute such finality solutions and these solutions could involve significant charges to execute and we are actively evaluating the potential costs and benefits of such solutions, to the extent they are available to the Company.
2024 Developments
The run-off of our historic reinsurance programs produced an underwriting loss of $197.4 million in 2024. This was driven by adverse prior year reserve development of $154.4 million which offset the positive progress made in our capital and asset management strategies. As a result, during 2024, our book value decreased by 81.5% to $0.46 per common share at December 31, 2024, and our non-GAAP book value decreased by 52.4% to $1.52 per common share at December 31, 2024. We continued to execute the capital management pillar of our business strategy and repurchased 1,871,755 common shares during 2024. Please refer to the "Results of Operations" section for further information on our 2024 results.
Maiden NA
We believe Maiden NA’s investments, including its ownership of Maiden Reinsurance and its active asset management strategy, will create opportunities to utilize NOL carryforwards of $459.6 million at December 31, 2024. Approximately $379.9 million of these NOL carryforwards expire in various years beginning in 2029. As of December 31, 2024, $79.7 million or 17.4% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law. The NOL carryforwards combined with additional net deferred tax assets ("DTA") primarily related to our insurance liabilities result in U.S. DTA (before valuation allowance) of $157.7 million or $1.59 per common share at December 31, 2024.
Net U.S. DTA of $157.7 million is not presently recognized on the Company's consolidated balance sheets as a full valuation allowance is carried against it. At this time, the Company believes it is necessary to maintain a full valuation allowance against the net U.S. DTA as more evidence is needed regarding the utilization of these losses. As circumstances further develop, we will continuously evaluate the amount of the valuation allowance held against the net U.S. DTA.
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

2024 and 2023 Financial Highlights

For the Year Ended December 31,	2024	2023	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net loss	$(200,969)	$(38,569)	$(162,400)
Basic and diluted loss per common share:
Net loss attributable to Maiden common shareholders(2)	(2.01)	(0.38)	(1.63)
Gross premiums written	33,196	23,466	9,730
Net premiums earned	49,474	43,969	5,505
Underwriting loss(3)	(197,371)	(49,482)	(147,889)
Net investment results(13)	32,856	53,072	(20,216)
Non-GAAP measures:
Non-GAAP operating loss(1)	(181,241)	(23,014)	(158,227)
Non-GAAP diluted operating loss per common share(1)	(1.81)	(0.23)	(1.58)
Non-GAAP operating return on average common shareholders' equity(1)	(77.1)%	(7.1)%	(70.0)

At December 31,	2024	2023	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(4)	$518,798	$602,318	$(83,520)
Total assets	1,316,006	1,518,934	(202,928)
Reserve for loss and LAE	793,679	867,433	(73,754)
Senior notes - principal amount	262,361	262,361	—
Shareholders' equity	45,193	249,160	(203,967)
Total capital resources(5)	307,554	511,521	(203,967)
Ratio of debt to total capital resources(10)	85.3%	51.3%	34.0
Book Value calculations:
Book value per common share(6)	$0.46	$2.48	$(2.02)
Accumulated dividends per common share(12)	4.27	4.27	—
Book value per common share plus accumulated dividends	$4.73	$6.75	$(2.02)
Change in book value per common share plus accumulated dividends	(29.9)%
Diluted book value per common share(7)	$0.45	$2.46	$(2.01)
Non-GAAP measures:
Adjusted book value per common share(8)	1.52	3.19	(1.67)
Adjusted Maiden shareholders' equity(9)	150,148	320,076	(169,928)
Adjusted total capital resources(9)	412,509	582,437	(169,928)
Ratio of debt to adjusted total capital resources(11)	63.6%	45.0%	18.6
(1)Non-GAAP operating loss, non-GAAP diluted operating loss per common share and non-GAAP operating return on average common shareholders' equity are non-GAAP financial measures. See "Key Financial Measures" for additional information.
(2)Please refer to "Notes to Consolidated Financial Statements - Note 12. Earnings per Common Share" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for the calculation of basic and diluted earnings per common share.
(3)Underwriting loss is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue, less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. See "Key Financial Measures" for additional information.
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
Underwriting income (loss) is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue (expense), net less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. For purposes of these non-GAAP operating measures, the fee-generating business which is included in our Diversified Reinsurance segment, is considered part of the underwriting operations of the Company. The fair value changes in underwriting-related derivative instruments is also included within other insurance (expense) revenue as the Company considers these contracts to be part of its underwriting operations. For the year ended December 31, 2024 other insurance expense included $24.3 million in underwriting-related charges for the resolution of certain related party transactions entered into with AmTrust that were effective as of December 31, 2024. Management believes that this measure is important in evaluating the underwriting performance of the Company and its segments. This measure is also a useful tool to measure the profitability of the Company separately from the investment results and is also a widely used performance indicator in the insurance industry. A reconciliation of the Company's underwriting results can be found in the Company's Consolidated Financial Statements in the "Notes to Consolidated Financial Statements Note 3 — Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
The Company no longer presents certain non-GAAP measures such as combined ratio and its related components in this Annual Report on Form 10-K for the year ended December 31, 2024, as it believes that as the run-off of our reinsurance portfolios progresses, such ratios are increasingly not meaningful and of less value to readers as they evaluate the financial results of the Company, particularly compared to historical data.
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
The composition of the reserve for loss and LAE at December 31, 2024 and 2023 was as follows:

December 31,	2024	2023
	($ in thousands)
Reserve for reported loss and LAE	$383,087	$543,818
Reserve for losses incurred but not reported	410,592	323,615
Reserve for loss and LAE	$793,679	$867,433

The loss reserves in the table above exclude the impact of the LPT/ADC Agreement. While management believes that our case reserves and IBNR are sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. The analysis of the appropriateness of the reserve for IBNR is reviewed quarterly, with adjustments made as appropriate. To the extent that actual reported losses exceed expected losses, the carried estimate of the ultimate losses may be increased (i.e. unfavorable reserve development), and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses may be reduced (i.e. favorable reserve development). We record any changes in our loss reserve estimates and the related reinsurance recoverable in the periods in which they are determined. Reinsurance recoverable on unpaid losses covered by the ADC portion of the LPT/ADC Agreement are recorded as part of the deferred gain on retroactive reinsurance shown on the Consolidated Balance Sheets which represents the cumulative adverse loss development under the AmTrust Quota Share covered by the LPT/ADC Agreement at December 31, 2024. Amortization of the deferred gain will not occur until paid losses have exceeded the minimum retention under the LPT/ADC Agreement, which has recently commenced in the fourth quarter of 2024.
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
Significant Assumptions Employed in the Estimation of Reserve for Loss and LAE: The most significant assumptions used at December 31, 2024 to estimate the reserve for loss and LAE within our reporting segments are as follows:
•the information developed from internal and independent external sources can be used to develop meaningful estimates of the likely future performance of business bound by the Company;
•historic loss development and trend experience may be used to predict future loss development and trends;
•no significant emergence of losses or types of losses that are not represented in the information supplied to the Company by its brokers, ceding companies and insureds will occur; and
•the Company is able to identify and properly adjust for changes to case reserving, claims settlement rates, legislative changes and the impact of claims inflation in the underlying data.
The four assumptions above significantly influence the Company’s determination of initial expected loss ratios and expected loss reporting and payment patterns that are the key inputs which impact potential variability in the estimate of the reserve for loss and LAE and are applicable to each of the Company’s business segments. These factors are combined with the actuarial judgment exercised by our reserving actuaries. While there can be no assurance that any of the above assumptions will prove to be correct, we believe that this process represents a realistic and appropriate basis for estimating the reserve for loss and LAE. Loss emergence factors and expected loss ratios used in the reserving process are based on a blend of our own direct experience, cedant experience and industry benchmarks, when appropriate. The benchmarks selected were those that we believe are most similar to our underwriting business.

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
•changes in internal ceding company operations such as alterations in claims handling procedures; and
•the Company's ability to properly parameterize the reserving analysis for each type of exposure, including those that may be unique to the Company or the industry.
To verify the accuracy and completeness of the information provided to us by our ceding company counterparties, the Company’s actuaries, accountants and claims personnel perform claims reviews, and at times also accounting and financial audits, of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported loss and LAE do not comport with the terms of the contract held with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. At December 31, 2024, the Company was not involved in any material claims litigation or arbitration proceedings.
Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and LAE reserve estimates. At December 31, 2024, there were no significant backlogs related to the processing of policy or contract information in any of our reporting segments.
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
The change in loss reserve estimates from the prior year is referred to as Prior Year Development ("PPD"). We experienced adverse PPD of $154.4 million for the year ended December 31, 2024 compared to adverse PPD of $38.2 million for the year ended December 31, 2023, primarily within the AmTrust Reinsurance segment for both respective years.
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
Based on this range of reasonable reserves, our required reserves could increase by approximately $83.4 million, or 10.5%, of our consolidated gross loss and LAE reserves, excluding the impact of the LPT/ADC Agreement. If the LPT/ADC Agreement were to be considered, our required reserves could increase by approximately $37.4 million, or 16.8% of our consolidated net loss and LAE reserves.
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
The Company considers anticipated investment income in determining the recoverability of these deferred costs and believes they are fully recoverable. A premium deficiency is recognized if the sum of anticipated losses and LAE, unamortized acquisition expenses and anticipated investment income exceed unearned premium. At December 31, 2024, a premium deficiency of $3.3 million was recognized for the AmTrust Quota Share with the Company accelerating the amortization of deferred acquisition costs to the extent of the deficiency. If in future periods the premium deficiency exhausts the remaining deferred acquisition costs, the Company would have to further establish a premium deficiency liability for any forecasted deficiencies estimated in the remaining unearned premium.
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
The Company records credit loss expenses related to reinsurance recoverable in net incurred losses and LAE in the Company’s consolidated statements of income. Any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of reinsurance recoverable balances, together with associated allowances for expected credit losses, are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs. As of December 31, 2024, the total allowance for expected credit losses on the Company's reinsurance recoverable on unpaid losses was $3.0 million which is discussed in "Notes to Consolidated Financial Statements - Note 8. Reinsurance" under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Fair Value of Financial Instruments
Please refer to "Notes to Consolidated Financial Statements - Note 5. Fair Value of Financial Instruments" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion on the fair value methodology and valuation techniques used by the Company to determine the fair value of the financial instruments held at December 31, 2024 and 2023.
Allowance for expected credit losses associated with AFS fixed maturities and other investments
Please refer to "Notes to Consolidated Financial Statements - Note 2. Significant Accounting Policies" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion on the impairment evaluation performed by the Company on its investment portfolio. For the years ended December 31, 2024 and 2023, the Company did not recognize any impairment or allowance for expected credit losses on its AFS securities in its results of operation. There was $1.0 million recognized in opening retained earnings on the Company's other investments on January 1, 2023. Please see "Notes to Consolidated Financial Statements: Note 4. Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further details.

Results of Operations
The following table sets forth our selected Consolidated Statement of Income data for each of the years indicated:

For the Year Ended December 31,	2024	2023
	($ in thousands)
Gross premiums written	$33,196	$23,466
Net premiums written	$33,063	$23,168
Net premiums earned	$49,474	$43,969
Other insurance (expense) revenue, net	(24,194)	39
Net loss and LAE	(186,127)	(61,228)
Commission and other acquisition expenses	(24,310)	(19,462)
General and administrative expenses(1)	(12,214)	(12,800)
Underwriting loss(2)	(197,371)	(49,482)
Other general and administrative expenses(1)	(23,134)	(17,996)
Net investment income	25,546	37,378
Net realized and unrealized investment gains	5,610	7,848
Foreign exchange and other gains (losses), net	7,001	(5,741)
Interest and amortization expenses	(19,266)	(18,226)
Income tax expense	(1,055)	(196)
Interest in income of equity method investments	1,700	7,846
Net loss	$(200,969)	$(38,569)
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
Net loss attributable to Maiden common shareholders
Net loss for the year ended December 31, 2024 was $201.0 million compared to a net loss of $38.6 million in 2023. The net decrease in our financial results for the year ended December 31, 2024 compared to 2023 was primarily due to:
•underwriting loss of $197.4 million in the year ended December 31, 2024 compared to an underwriting loss of $49.5 million in 2023 largely due to:
•adverse PPD of $154.4 million for the year ended December 31, 2024 compared to adverse PPD of $38.2 million in 2023 detailed as follows:
•Our AmTrust Reinsurance segment had adverse PPD of $147.5 million in 2024, compared to adverse PPD of $33.7 million in 2023; and
•Our Diversified Reinsurance segment had adverse PPD of $6.9 million in 2024, compared to adverse PPD of $4.4 million in 2023.
•on a current accident year basis, an underwriting loss of $42.9 million for the year ended December 31, 2024 compared to an underwriting loss of $11.3 million in 2023, primarily due to results in the AmTrust Reinsurance segment. The increase in the current year underwriting loss is primarily due to $24.3 million in charges related to the resolution of disputed ceded collected premium balances with AmTrust, which is further discussed under the AmTrust Reinsurance segment analysis below.
•lower income from investment activities of $32.9 million for the year ended December 31, 2024 compared to $53.1 million in 2023 primarily due to continued negative operating cash flows due to settlement of claim payments to AmTrust as we run-off existing reinsurance liabilities in the AmTrust Reinsurance segment. The change in investment activities was comprised of:
•net investment income decreased to $25.5 million for the year ended December 31, 2024 compared to $37.4 million that was earned in 2023;
•realized and unrealized investment gains of $5.6 million for the year ended December 31, 2024 compared to gains of $7.8 million in 2023; and

•interest in income of equity method investments of $1.7 million for the year ended December 31, 2024 compared to income of $7.8 million in 2023.
•corporate general and administrative expenses increased to $23.1 million for the year ended December 31, 2024 compared to $18.0 million in 2023, primarily due to expenses related to significant and ongoing strategic initiatives pursued by the Company, including our recently announced business combination with Kestrel. These items were partly offset by:
•foreign exchange and other gains of $7.0 million for the year ended December 31, 2024 compared to foreign exchange and other losses of $5.7 million earned in 2023, as the U.S. dollar strengthened against both the Euro and the British pound.
Net Premiums Written
The table below compares net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024	2023	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$34,749	$27,104	$7,645	28.2%
AmTrust Reinsurance	(1,686)	(3,936)	2,250	(57.2)%
Total	$33,063	$23,168	$9,895	42.7%
Net premiums written for the year ended December 31, 2024 were $33.1 million compared to net premiums written of $23.2 million during 2023 due to the following:
•Net premiums written in the Diversified Reinsurance segment increased by $7.6 million or 28.2% for the year ended December 31, 2024 compared to 2023 primarily due to growth in direct premiums for Credit Life programs written by Maiden LF and Maiden GF; and
•Premiums written in the AmTrust Reinsurance segment increased by $2.3 million for the year ended December 31, 2024 compared to 2023. The negative premiums in the year ended December 31, 2023 reflect cession adjustments of $6.1 million due to the cancellation of cases in one specific program in Specialty Risk and Extended Warranty.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned increased by $5.5 million or 12.5% for the year ended December 31, 2024 compared to 2023. The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024	2023	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$35,787	$29,039	$6,748	23.2%
AmTrust Reinsurance	13,687	14,930	(1,243)	(8.3)%
Total	$49,474	$43,969	$5,505	12.5%
Net premiums earned in the Diversified Reinsurance segment for the year ended December 31, 2024 increased by $6.7 million or 23.2% compared to 2023 mainly due to growth in Credit Life programs written by Maiden LF and Maiden GF. Please refer to the analysis of our Diversified Reinsurance segment for further discussion.
Net premiums earned in the AmTrust Reinsurance segment for the year ended December 31, 2024 decreased by $1.2 million or 8.3% compared to 2023. Please refer to the analysis of our AmTrust Reinsurance segment for further discussion.
Other Insurance Expenses (Revenue), Net
Other insurance (expense) revenue, net is discussed further in our Diversified Reinsurance and AmTrust Reinsurance segment analysis. For the year ended December 31, 2024 this included $24.3 million in underwriting-related charges for the resolution of disputed ceded collected premium balances with AmTrust effective as of December 31, 2024, which is further discussed under the AmTrust Reinsurance segment analysis below.
Net Investment Income
Net investment income decreased by $11.8 million or 31.7% to $25.5 million for the year ended December 31, 2024 compared to $37.4 million of net investment income in 2023. This was largely driven by lower interest income earned on our funds withheld balance with AmTrust as claim payments were settled through the funds held receivable, combined with higher investment expenses compared to the prior year. The funds withheld balance with AmTrust was fully exhausted during 2024.

Average book yields increased to 4.5% for the year ended December 31, 2024 compared to 4.1% in 2023 due to the following factors:
▪Loan to related party carried a higher weighted average interest rate on a balance of $168.0 million which increased to 7.1% during the year ended December 31, 2024 compared to 7.0% in 2023. The loan to related party represents a larger portion of our fixed income assets now that the funds withheld receivable with AmTrust has been fully utilized, leading to an overall increase in book yields. This was partly offset by:
▪Interest income on our funds withheld receivable decreased by $8.9 million due to a lower average ending funds withheld balance with AmTrust which was $19.7 million during the year ended December 31, 2024 compared to $279.4 million in 2023. Funds withheld receivable from AmTrust earned an annual interest rate of 3.5% for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, the funds withheld balance with AmTrust decreased to $0.0 million compared to a balance of $128.5 million held at December 31, 2023; and
▪Investment expenses increased by $1.8 million for the year ended December 31, 2024 compared to 2023 driven by $1.6 million of fees incurred related to sales and redemptions in our alternative investment portfolio in the third quarter of 2024.
Average aggregate fixed income assets at December 31, 2024 decreased by 33.4% compared to December 31, 2023 due to the continued run-off of reinsurance liabilities previously written on prospective risks through the funds withheld receivable. For both respective years, we experienced negative operating cash flows due to settlement of claim payments to AmTrust as we run-off existing reinsurance liabilities in the AmTrust Reinsurance segment. Floating rate investments comprise 51.1% of our fixed income investments at December 31, 2024 compared to 40.8% at December 31, 2023.
The following table details our average aggregate fixed income assets (at cost) and investment book yield for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024	2023
	($ in thousands)
Average aggregate fixed income assets, at cost (1)	$532,661	$799,812
Annualized investment book yield	4.5%	4.1%
(1)Fixed income assets include AFS securities, cash and restricted cash, funds held receivable, and loan to related party. These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

Net Realized and Unrealized Investment Gains
Net realized and unrealized investment gains of $5.6 million were recognized for the year ended December 31, 2024, compared to net realized and unrealized investment gains of $7.8 million in 2023. Total net realized and unrealized investment gains for the years ended December 31, 2024 and 2023 are summarized in the table below by investment category:

For the Year Ended December 31,	2024	2023
Net realized gains (losses):	($ in thousands)
Fixed income assets(1)	$(730)	$(2,971)
Other investments	9,353	—
Equity securities	(3,538)	4,957
Total net realized gains	5,085	1,986
Net unrealized gains (losses):
Other investments	2,197	7,327
Equity securities	(1,672)	(1,465)
Total net unrealized gains	525	5,862

Total net realized and unrealized investment gains	$5,610	$7,848
For the year ended December 31, 2024, the net investment gains of $5.6 million were primarily due to net realized gains of $9.4 million on the sale of other investments, partially offset by net realized losses of $3.5 million on equity securities. The net realized gains on other investments for the year ended December 31, 2024 were mainly from sales and redemptions of private credit funds and private equity funds during the third quarter of 2024. The sales and redemptions of other investments including equity securities were part of a broader effort to reposition our balance sheet as part of ongoing group strategic initiatives while also strengthening overall liquidity.

Interest in Income of Equity Method Investments
Total interest in income of equity method investments of $1.7 million was recognized for the year ended December 31, 2024 compared to an interest in income of equity method investments of $7.8 million for the year ended December 31, 2023. The Company's equity method investments consisted of real estate investments of $57.5 million and other investments of $23.7 million as of December 31, 2024. The following table details our interest in the income of equity method investments for the years ended December 31, 2024 and 2023, respectively:

For the Year Ended December 31,	2024	2023
	($ in thousands)
Other equity method investments	$1,370	$8,211
Real estate investments	330	(448)
Hedge fund investments	—	83
Interest in income of equity method investments	$1,700	$7,846
Net Loss and LAE
Net loss and LAE increased by $124.9 million or 204.0% during the year ended December 31, 2024 compared to 2023 driven by higher net adverse PPD in the AmTrust Reinsurance Segment. Net loss and LAE was impacted by net adverse PPD of $154.4 million in 2024 compared to net adverse PPD of $38.2 million during 2023. Please refer to the individual analysis of our Diversified Reinsurance and AmTrust Reinsurance segments for further details on PPD by lines of business.
The adverse PPD experienced in the AmTrust Reinsurance segment caused a net increase in reinsurance recoverable on unpaid losses under the LPT/ADC Agreement with Cavello of $34.0 million for the year ended December 31, 2024 due to adverse development on loss reserves covered under the LPT/ADC Agreement. The deferred gain on retroactive reinsurance under the LPT/ADC Agreement represents the cumulative adverse development for covered risks in the AmTrust Quota Share as of December 31, 2024. The increase in reinsurance recoverable is net of the amortization of the deferred gain of $4.1 million for the year ended December 31, 2024 which was recognized now that cumulative paid losses have exceeded the minimum retention under the LPT/ADC Agreement starting in the fourth quarter of 2024.
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
Commission and Other Acquisition Expenses
Commission and other acquisition expenses increased by $4.8 million or 24.9% for the year ended December 31, 2024 compared to 2023. This was partly due to lower earned premium adjustments in the AmTrust Reinsurance segment as negative premium adjustments in the first quarter of 2023 resulted in lower commission costs and brokerage fees.
Total acquisition expenses increased as a percentage of net premiums earned for the year ended December 31, 2024 driven by the accelerated amortization of deferred acquisition costs upon the recognition of a premium deficiency of $3.3 million in the AmTrust Reinsurance segment. Please see further discussion in the individual segment analysis below.
General and Administrative Expenses
General and administrative expenses include both segment and corporate expenses segregated for analytical purposes as a component of underwriting income. Total general and administrative expenses increased by $4.6 million or 14.8% for the year ended December 31, 2024, compared to 2023.
Corporate general and administrative expenses for the year ended December 31, 2024 increased by $5.1 million or 28.6% compared to 2023 primarily due to $5.9 million in higher professional service fees related to various strategic initiatives. Excluding these non-recurring expenses, our adjusted operating expenses decreased 3.9% to $29.4 million for the year ended December 31, 2024, compared to $30.6 million for the year ended December 31, 2023. The majority of these expenses were related to significant and ongoing strategic initiatives pursued by the Company, including our recently announced business combination with Kestrel and active exploration of finality solutions related to the Company's reinsurance liabilities as discussed in the Business Strategy section.
Corporate expenses also included stock-based incentive compensation costs of $2.0 million compared to $1.7 million in 2023. General and administrative expenses for the years ended December 31, 2024 and 2023 are comprised of:

For the Year Ended December 31,	2024	2023
	($ in thousands)
General and administrative expenses – segments	$12,214	$12,800
General and administrative expenses – corporate	23,134	17,996
Total general and administrative expenses	$35,348	$30,796

Expenses related to the Company’s IIS business, which is no longer writing new business and has entered into the AmTrust Renewal Rights Agreements, were 19.0% of recurring operating expenses for the year ended December 31, 2024.
Interest and Amortization Expenses
Total interest and amortization expenses for the outstanding Senior Notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 were $19.3 million for the year ended December 31, 2024 compared to $18.2 million in 2023 which included interest expense for the Senior Notes of $19.1 million for both respective years.The issuance costs related to the Senior Notes were capitalized and are being amortized over their effective life using the effective interest method of amortization. Due to changes in the amortization method for the 2013 Senior Notes in 2023, the amortization expense was $0.2 million for the year ended December 31, 2024 compared to amortization income of $0.8 million in 2023.
During the year ended December 31, 2023, the Company realized a gain of $39.9 thousand due to the partial repurchase of the 2013 Senior Notes which was offset against total interest and amortization expenses. Net interest and amortization expenses for the Senior Notes were $18.2 million for year ended December 31, 2023.
Please refer to "Notes to Consolidated Financial Statements - Note 7 — Long-Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the years ended December 31, 2024 and 2023, respectively.
Foreign Exchange and Other Gains (Losses)
Net foreign exchange and other gains amounted to $7.0 million during the year ended December 31, 2024 compared to net foreign exchange and other losses of $5.7 million in 2023. Net foreign exchange gains of $6.8 million for the year ended December 31, 2024 were attributable to the strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro. Net foreign exchange losses of $5.7 million during 2023 were attributable to the weakening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro.
Foreign currency fluctuations are primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at December 31, 2024 included net loss reserves of $355.9 million. Our foreign currency asset exposures at December 31, 2024 included $123.2 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $30.0 million of equity method real estate investments denominated in Canadian dollars, as well as $12.7 million of funds withheld receivable.
Income Tax Expense
The Company recognized an income tax expense of $1.1 million for the year ended December 31, 2024 compared to an income tax expense of $0.2 million recognized for 2023. The income tax expense for 2024 and 2023 was largely generated on the operating results of our international subsidiaries. The effective rate of income tax was (0.5)% for the year ended December 31, 2024 compared to an income tax rate of (0.5)% for the year ended December 31, 2023. The effective tax rate on the Company's net loss differs from the statutory rate of zero percent under Bermuda law due to tax on foreign operations, primarily the U.S. and Sweden.
Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results for our Diversified Reinsurance segment for the years ended December 31, 2024 and 2023 were as follows:

For the Year Ended December 31,	2024	2023
	($ in thousands)
Gross premiums written	$34,882	$27,402
Net premiums written	$34,749	$27,104
Net premiums earned	$35,787	$29,039
Other insurance revenue, net	65	39
Net loss and LAE	(22,583)	(14,230)
Commission and other acquisition expenses	(15,266)	(13,879)
General and administrative expenses	(9,441)	(10,110)
Underwriting loss	$(11,438)	$(9,141)

Underwriting loss by business unit is detailed in the table below for the Diversified Reinsurance segment for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024	2023
	($ in thousands)
International	$(2,235)	$(4,880)
GLS	(8,529)	(4,625)
Other run-off lines	(674)	364
Underwriting loss	$(11,438)	$(9,141)
Premiums - Gross premiums written increased by $7.5 million, or 27.3% for the year ended December 31, 2024 compared to 2023. Net premiums written for the year ended December 31, 2024 increased by $7.6 million or 28.2% compared to 2023 due to growth in new Credit Life programs written by Maiden LF and Maiden GF. Net premiums earned increased by $6.7 million or 23.2% during the year ended December 31, 2024 compared to 2023.
The growth in written and earned premium was the result of new Credit Life programs written by Maiden LF and Maiden GF in the year ended December 31, 2024. However, as discussed in the "Overview" section, Maiden LF and Maiden GF are no longer writing new business and have entered into the AmTrust Renewal Rights Agreements which are expected to cover certain programs of Maiden LF and Maiden GF's primary business written in Sweden, Norway, other Nordic countries, the United Kingdom and Ireland. Also, on November 29, 2024, the Company entered into an agreement to sell its Swedish subsidiaries, Maiden LF and Maiden GF to an expanding group of international insurance and reinsurance companies headquartered in the United Kingdom. Maiden LF and Maiden GF were the principal operating subsidiaries of the Company’s IIS platform; therefore we will experience limited premium written beyond 2024 for the Diversified Segment. Please refer to Note 16 — Assets Held for Sale of the Notes to Consolidated Financial Statements included in Part II Item 8. "Financial Statements and Supplementary Data for further information.
Other Insurance Revenue, Net - Total other insurance revenue, net includes service fee income generated by our GLS business, fair value changes in underwriting-related derivatives related to certain coverages on retroactive reinsurance contracts written by GLS, and fee income derived from our IIS business not directly associated with premium revenue assumed. Total other insurance revenue, net by source for the years ended December 31, 2024 and 2023 is detailed in the table below:

For the Year Ended December 31,	2024	2023	Change in $
	($ in thousands)
Change in fair value of non-hedged underwriting-related derivatives	$—	$(230)	$230
Other service fee income	46	169	(123)
International fee income	19	100	(81)
Total other insurance revenue, net	$65	$39	$26
Net Loss and LAE - Net loss and LAE increased by $8.4 million for the year ended December 31, 2024 compared to 2023. Net Loss and LAE was impacted by adverse PPD of $6.9 million in 2024 compared to adverse PPD of $4.4 million experienced for 2023. The adverse PPD in 2024 was primarily due to adverse experience in GLS with unfavorable development also experienced in our International and facultative runoff lines. The adverse PPD experienced in 2023 was primarily due to German auto programs in run-off, along with development in European Capital Solutions and other runoff business lines. It also included the recognition of expected credit losses on reinsurance recoverable on unpaid losses recognized during the year.
The table below details prior year loss development by line of business for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024	2023
Prior Year Loss Development adverse (favorable)	($ in thousands)
IIS business	$793	$2,504
GLS	5,265	954
Other run-off lines	850	982
Total Diversified Reinsurance Prior Year Development	$6,908	$4,440
Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $1.4 million or 10.0% for the year ended December 31, 2024 compared to 2023 due to growth in new Credit Life programs written by Maiden LF and GF. Total acquisition costs as a percentage of net premiums earned decreased due to lower profit commissions incurred as a result of recent loss experience on certain International programs.
General and Administrative Expenses - General and administrative expenses decreased by $0.7 million or 6.6% for the year ended December 31, 2024 compared to 2023 largely due to lower staff incentive compensation compared to the prior year.

AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $185.9 million for the year ended December 31, 2024 compared to an underwriting loss of $40.3 million for the year ended December 31, 2023. The underwriting results for the AmTrust Reinsurance segment for the years ended December 31, 2024 and 2023 were as follows:

For the Year Ended December 31,	2024	2023
	($ in thousands)
Gross premiums written	$(1,686)	$(3,936)
Net premiums written	$(1,686)	$(3,936)
Net premiums earned	$13,687	$14,930
Other insurance expenses	(24,259)	—
Net loss and LAE	(163,544)	(46,998)
Commission and other acquisition expenses	(9,044)	(5,583)
General and administrative expenses	(2,773)	(2,690)
Underwriting loss	$(185,933)	$(40,341)
Premiums -  The table below shows net premiums written by category for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024		2023
	($ in thousands)
Net Premiums Written
Small Commercial Business	$(643)	38.1%	$(465)	11.8%
Specialty Program	(31)	1.9%	156	(4.0)%
Specialty Risk and Extended Warranty	(1,012)	60.0%	(3,627)	92.2%
Total AmTrust Reinsurance	$(1,686)	100.0%	$(3,936)	100.0%
The negative premiums for the year ended December 31, 2024 and 2023 reflect the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019 which has resulted in no new business written under these contracts since 2018. The negative premiums written for the year ended December 31, 2024 is largely due to premiums cancellation of cases from 2020 in Specialty Risk and Extended Warranty. The negative gross and net premiums written for the year ended December 31, 2023 reflect cession adjustments of $6.1 million due to cancellation of cases in a certain program in Specialty Risk and Extended Warranty.
Net premiums earned decreased by $1.2 million for the year ended December 31, 2024 compared to 2023. The table below details net premiums earned by category for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024		2023
($ in thousands)	Total	% of Total	Total	% of Total
Net Premiums Earned
Small Commercial Business	$(643)	(4.7)%	$(465)	(3.1)%
Specialty Program	(31)	(0.2)%	156	1.0%
Specialty Risk and Extended Warranty	14,361	104.9%	15,239	102.1%
Total AmTrust Reinsurance	$13,687	100.0%	$14,930	100.0%
Other Insurance Expenses - This included $24.3 million in underwriting related charges incurred during the fourth quarter of 2024 which represents the settlement of a dispute over cessions of ceded uncollected premium made by AII to Maiden Reinsurance, the principal amount of which will be payable by Maiden Reinsurance in quarterly installments through the maturity date of December 31, 2032. Please refer to Note 10 — Related Party Transactions included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further information.
Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $116.5 million for the year ended December 31, 2024 compared to 2023 driven by significantly higher net adverse PPD for the AmTrust Quota Share experienced in 2024.

The table below shows total adverse PPD for the AmTrust Reinsurance segment for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024	2023
PPD adverse (favorable)	($ in thousands)
AmTrust Quota Share	$104,952	$24,098
European Hospital Liability Quota Share	47,015	10,268
AmTrust other runoff	(4,443)	(618)
Total AmTrust Reinsurance PPD	$147,524	$33,748
AmTrust Quota Share
Net adverse PPD was $105.0 million for the year ended December 31, 2024 compared to net adverse PPD of $24.1 million in 2023. The table below details prior year loss development by the most significant lines of business for AmTrust Quota Share for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024	2023
PPD adverse (favorable) before the impact of the LPT/ADC Agreement	($ in thousands)
Workers Compensation	$(18,145)	$(17,956)
Commercial Auto Liability	(3,536)	9,747
General Liability	92,997	31,703
Other Lines	56	(14)
Other Specialty Risk & Extended Warranty	33,580	618
Total AmTrust Quota Share PPD	$104,952	$24,098
Net adverse PPD for the AmTrust Quota Share during the year ended December 31, 2024 was primarily due to significant adverse PPD in General Liability and Other Specialty Risk & Extended Warranty for two principal sub-lines of business:
• adverse development of $79.0 million in U.S. Program General Liability business ceded in the Specialty Risk and Extended Warranty segment as one specific program has continued to experience significant adverse development from construction defect coverage for accident years 2014 to 2022 and new claims emergence reported by AmTrust was again far greater than expected. This program includes multiple year policies written in venues with lengthy statutes of repose which result in reporting periods that extend for many years; and
• adverse development of $33.6 million in U.K. structural defect coverages driven by continued significant emergence during the recent year for policies written in 2011 which are related to both cladding and other perils such as water ingress. The Company's ongoing analysis of this emergence, including additional claims diligence and consultation with subject matter experts concluded that ultimate development patterns may be significantly longer than previously estimated and the Company has considered this in its determination of ultimate loss.
This was partly offset by continued favorable development within Workers Compensation business for accident years 2014 to 2018, as well as favorable development within Commercial Auto Liability during the year ended December 31, 2024.
Net adverse prior year reserve development of $24.1 million in the year ended December 31, 2023 for the AmTrust Quota Share was primarily due to reserve strengthening in General Liability and Commercial Auto Liability partly offset by continued favorable development in Workers Compensation due to better than expected loss emergence.
Net adverse PPD for the AmTrust Quota Share of $105.0 million for the year ended December 31, 2024 includes $64.3 million recoverable under the LPT/ADC Agreement to be recognized as future GAAP income over time as recoveries are received subject to the provisions of the LPT/ADC Agreement and the applicable GAAP accounting rules. Net adverse PPD for the AmTrust Quota Share of $24.1 million for the year ended December 31, 2023 includes $29.3 million recoverable under the LPT/ADC Agreement to be recognized as future GAAP income over time as recoveries are received subject to the provisions of the LPT/ADC Agreement and the applicable GAAP accounting rules. During the fourth quarter of 2024, recoveries from the LPT/ADC Agreement commenced and are recognized as GAAP income pursuant to the applicable GAAP accounting rules. Amortization of the deferred gain was $4.1 million for the year ended December 31, 2024 since cumulative paid losses have now exceeded the retention under the LPT/ADC Agreement. Please refer to Other Balance Sheet Changes in "Liquidity & Capital Resources" for a table that details the change in the deferred gain on reinsurance recoverable under the LPT/ADC Agreement for the years ended December 31, 2024 and 2023.
As of December 31, 2024, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $532.9 million (2023 - $515.5 million). The LPT/ADC Agreement provides Maiden Reinsurance with $155.0 million in adverse PPD cover over its carried AmTrust Quota Share loss reserves at December 31, 2018. The reinsurance recoverable includes the deferred gain liability under the LPT/ADC Agreement of $105.0 million (2023 - $70.9 million). At December 31, 2024, there was $45.9 million remaining in available coverage under the LPT/ADC Agreement (2023 - $84.1 million).

Please see Note 8 — Reinsurance included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further information on the reinsurance recoverable related to the LPT/ADC Agreement.
European Hospital Liability Quota Share
Net adverse loss development on European Hospital Liability Quota Share was primarily driven by emergence of loss data from adverse claim verdicts on older claims prior to 2014, resulting in strengthening of loss development tail on underwriting years 2011 to 2014. For the European Hospital Liability Quota Share, certain tables used in determining non-economic damages were updated in the year ended December 31, 2024 by the applicable authorities in Italy and increased compensation values for subject claims. The Company analyzed the potential impact of the changes to these tables on its estimate of ultimate loss for the Hospital Liability contract, including consultation with specialist third-party subject matter experts. In combination with the continued emergence of loss data from adverse claims verdicts noted above, these revisions significantly impacted the Company's evaluation of ultimate loss on these claims resulting in adverse development of $47.0 million incurred for the year ended December 31, 2024.
Net adverse development for European Hospital Liability of $10.3 million for the year ended December 31, 2023 was driven by emergence of loss data during 2023 on underwriting years 2011 to 2016. To the extent recent adverse loss development in European Hospital Liability continues, the European Hospital Liability Quota Share may have a more significant negative impact on our underwriting results than the AmTrust Quota Share, particularly as the deferred gain recognized under the LPT/ADC Agreement is amortized into GAAP income.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $3.5 million for the year ended December 31, 2024 compared to 2023. Total acquisition costs increased as a percentage of net premiums earned in 2024 due to the accelerated amortization of deferred acquisition costs upon the recognition of a premium deficiency of $3.3 million in the AmTrust Reinsurance segment for the year ended December 31, 2024.
General and Administrative Expenses - General and administrative expenses increased by $0.1 million or 3.1% for the year ended December 31, 2024 compared to 2023 largely due to increases in expenses related to letter of credit fees for collateral provided to AmTrust under the LPT/ADC Agreement as liabilities covered by that agreement continued to increase.

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
As of December 31, 2024, the Company had investable assets of $699.4 million compared to $914.3 million as of December 31, 2023. Investable assets include the combined total of our investments, cash and restricted cash (including cash equivalents), loan to a related party and funds withheld receivable. Our investable assets decreased by $214.9 million during the year ended December 31, 2024 due to the continued run-off of our reinsurance portfolio liabilities as claim payments were settled primarily from the funds withheld receivable, which decreased by $131.3 million in the year ended December 31, 2024.
As discussed in "Item 1. Business", Maiden Reinsurance re-domesticated from Bermuda to Vermont on March 16, 2020. We continue to be actively engaged with the Vermont DFR regarding Maiden Reinsurance's longer term business plan, including its investment policy, changes to which require prior regulatory approval as stipulated by Vermont law or the Vermont DFR for any active underwriting, capital management or other strategic initiatives, including our proposed combination with Kestrel. Maiden Reinsurance has received all necessary approvals required to date by the Vermont DFR, including GLS activities and its investment policy, which includes: 1) the expansion of approved asset classes for investment reflecting not only Maiden Reinsurance’s solvency position but the material reduction in required capital necessary to operate its business; and 2) the purchase of affiliated securities as demonstrated in recent common share repurchases. The Investment Policy, as approved and as amended, maintains our established investment management and governance practices.
Maiden Reinsurance is regulated by the Vermont DFR and is the principal operating subsidiary of Maiden Holdings. At December 31, 2024, Maiden Reinsurance had statutory capital and surplus of $737.2 million, exceeding the amounts required to be maintained of $88.8 million at December 31, 2024. Under its license as an affiliated reinsurer under the captive licensing laws in the State of Vermont, Maiden Reinsurance requires the approval of the Vermont DFR for the payment of any dividends. In 2023 and 2024, the Vermont DFR approved an annual dividend program to be paid by Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. During the year ended December 31, 2024, Maiden Reinsurance paid dividends of $25.0 million to Maiden NA (2023 - $25.0 million). During the years ended December 31, 2024 and 2023, Maiden NA did not pay any dividends to Maiden Holdings.
Maiden Holdings has two Swedish domiciled operating subsidiaries, Maiden LF and Maiden GF, which are both subject to regulation and supervision by the Swedish Finansinspektionen ("Swedish FSA"). As discussed in "Item 1. Business", we have entered into an agreement to sell Maiden LF and Maiden GF, which is pending regulatory approval. At December 31, 2024, Maiden LF and Maiden GF had statutory capital and surplus of $6.6 million and $6.9 million, respectively, exceeding the amounts required to be maintained of $4.1 million and $4.1 million, respectively, at December 31, 2024. Maiden LF and Maiden GF are subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF and Maiden GF to Maiden Holdings. At December 31, 2024, Maiden LF and Maiden GF are not allowed to pay dividends or distributions without the permission of the Swedish FSA. During the years ended December 31, 2024 and 2023, Maiden LF and Maiden GF did not pay any dividends to Maiden Holdings.
Maiden Holdings’ wholly owned U.K. subsidiary, Maiden Global, operates as a reinsurance services and holding company. Maiden Global is subject to regulation by the U.K. FCA. At December 31, 2024, Maiden Global is allowed to pay dividends or distributions not exceeding $3.3 million. Maiden Global paid dividends of $0.0 million to Maiden Holdings during the year ended December 31, 2024 (2023 - $1.0 million).
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
Our business has undergone significant changes since 2018. As previously noted, we have engaged in a series of transactions that have materially reduced our balance sheet risk and transformed our operations. As a result of these transactions, we are not presently engaged in any active underwriting of new prospective reinsurance business thus our net premiums written will continue to be materially lower and investment income will become a significantly larger portion of our total revenues. We have not written any new retroactive risks through GLS since December 30, 2022, and this will be smaller in relation to the run-off of our prior reinsurance business. During the year ended December 31, 2024, we experienced negative operating cash flows as we run off the AmTrust Reinsurance segment reserves as shown in the cash flows table further below.

We currently expect a trend of positive investing cash flows into 2025, and we expect to use funds from cash and investment portfolios, collected premiums on reinsurance contracts in force or being run-off, investment income and proceeds from investment sales and redemptions to meet our expected claims payments and operational expenses. Claim payments will be principally from the run-off of existing reserves for losses and LAE. A significant portion of those liabilities are collateralized and claim payments will be funded by using this collateral which should provide sufficient funding to fulfill those obligations.
The Company’s management believes our current sources of liquidity are adequate to meet its cash requirements for the next twelve months as we generally expect negative operating cash flows to be sufficiently offset by positive investing cash flows. While we continue to expect our cash flows to be sufficient to meet our cash requirements and to operate our business, our ability to execute our asset and capital management initiatives are dependent on maintaining adequate levels of unrestricted liquidity and cash flows. Our recent expanded asset management strategy can be impacted by both investment specific and broader financial market conditions and may not produce the expected liquidity and cash flows these investments are designed to achieve, or the timing thereof may also be impacted by those factors.
At December 31, 2024, unrestricted cash, cash equivalents and fixed maturity investments were $75.0 million compared to $73.4 million held at December 31, 2023, an increase of $1.6 million during the year ended December 31, 2024. Please see the related discussion on cash flows from investing and financing activities below. The table below summarizes our operating, investing and financing cash flows for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024	2023
	($ in thousands)
Operating activities	$(67,449)	$(59,778)
Investing activities	77,740	58,512
Financing activities	(3,735)	(3,015)
Effect of exchange rate changes on foreign currency cash	(1,150)	335
Total increase (decrease) in cash, cash equivalents and restricted cash	$5,406	$(3,946)
Cash Flows from Operating Activities
Cash flows used in operating activities for the year ended December 31, 2024 were $67.4 million compared to cash flows used in operating activities of $59.8 million for the year ended December 31, 2023. The increase in cash used in operating cash flows were largely due to significantly weaker operating results during 2024 compared to 2023.
Cash Flows from Investing Activities
Cash flows provided by investing activities consist of proceeds from sales and maturities of investments net of payments for investments acquired. Net cash provided by investing activities was $77.7 million during the year ended December 31, 2024 compared to net cash provided by investing activities of $58.5 million for 2023.
For the year ended December 31, 2024, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $14.9 million compared to net proceeds from sales and maturities of $77.0 million during 2023. The size of the fixed income investment portfolio continues to decrease as claims payments are made for the runoff of existing loss reserves for contracts related to the terminated AmTrust Quota Share and the European Hospital Liability Quota Share.
Cash flows provided by investing activities for year ended December 31, 2024 included net proceeds from sales and redemption of $63.2 million for alternative investments during the year ended December 31, 2024 compared to net purchases of alternative investments of $18.4 million in 2023. The significant sales and redemptions of alternative investments during the year ended December 31, 2024 was part of a broader effort to reposition our balance sheet as part of ongoing group strategic initiatives while also strengthening overall liquidity.
Cash Flows from Financing Activities
Cash flows used in financing activities were $3.7 million for the year ended December 31, 2024 compared to $3.0 million during 2023, largely due to common share repurchases under the Company's authorized share repurchase program.
During the year ended December 31, 2024, the Company repurchased 1,871,755 common shares at an average price per share of $1.87 for a total cost of $3.5 million under the Company's authorized common share repurchase plan. During the year ended December 31, 2023, the Company repurchased 1,439,575 common shares at an average price per share of $1.83 for a total cost of $2.6 million under the Company's authorized common share repurchase plan.
No dividends on common shares were paid during the year ended December 31, 2024 and 2023. Our Board of Directors have not declared any common share dividends since the third quarter of 2018.
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

At December 31, 2024, the Company had letters of credit outstanding of $36.9 million for collateral purposes which are secured by cash and fixed maturities with a fair value of $42.6 million.
At December 31, 2024 and 2023, restricted cash and cash equivalents and fixed maturity investments used as collateral were $192.4 million and $219.9 million, respectively. This collateral represents 71.9% and 75.0% of the fair value of total fixed maturity investments and cash, restricted cash and cash equivalents at December 31, 2024 and 2023, respectively. The following table provides additional information on restricted cash and fixed maturities used as collateral at December 31, 2024 and 2023:

December 31,	2024			2023
($ in thousands)	Restricted Cash & Equivalents	Fixed Maturities	Total	Restricted Cash & Equivalents	Fixed Maturities	Total
Diversified Reinsurance	$7,608	$55,848	$63,456	$6,019	$61,192	$67,211
AmTrust Reinsurance	1,406	127,420	128,826	1,247	151,416	152,663
Other	70	—	70	—	—	—
Total	$9,084	$183,268	$192,352	$7,266	$212,608	$219,874
As a % of Consolidated Balance Sheet captions	100.0%	78.8%	79.6%	100.0%	84.8%	85.3%
Maiden Reinsurance loaned funds of $168.0 million to AmTrust at December 31, 2024 and 2023, respectively, to partially satisfy its collateral requirements with AII. Advances under the loan are secured by promissory notes and the loan is carried at cost. On January 30, 2019, in connection with the termination of the AmTrust Quota Share, the Company and AmTrust amended the Loan Agreement between Maiden Reinsurance, AmTrust and AII, originally entered into on November 16, 2007, to extend the maturity date to January 1, 2025 and the parties acknowledged that due to the termination of the AmTrust Quota Share, no further loans or advances may be made pursuant to the Loan Agreement.
Subsequent to December 31, 2024, Maiden Reinsurance and AmTrust amended the terms of the loan agreement provided by Maiden Reinsurance to AII. Under the new terms, an Amended and Restated Loan Agreement was entered into effective January 1, 2025 (“AR Loan Agreement”), by which the principal amount of the collateral loan will be repaid (subject to satisfying stipulated collateral funding requirements) on or before the extended maturity date of January 1, 2033 pursuant to the repayment schedule set forth in the AR Loan Agreement. The principal amount shall equal (a) $152.4 million minus (b) the amount of payments and any prepayments made by or on behalf of AmTrust from time to time. Interest will be payable at a rate equivalent to the Fed Funds rate plus 150 basis points per annum under the terms of the AR Loan Agreement.
Maiden Reinsurance and AmTrust also entered into a new Loan Agreement (“Premium Repayment Loan Agreement”), effective on December 31, 2024, by which Maiden Reinsurance will repay AII the principal amount of $24.3 million representing the settlement of a dispute over cessions of ceded uncollected premium made by AII to Maiden Reinsurance, payable by Maiden Reinsurance in quarterly installments through the maturity date of December 31, 2032. The execution and delivery of the AR Loan Agreement and the Premium Repayment Loan Agreement were approved by the Vermont DFR on February 7, 2025. AmTrust may offset any amount payable against any amount due and unpaid by Maiden Reinsurance, under any agreement between AmTrust or its affiliate and Maiden Reinsurance or its affiliate, including without limitation, the European Hospital Liability Quota Share, dated April 1, 2011, as amended.
Please refer to Note 17 — Subsequent Events and Note 10 — Related Party Transactions included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further information on these items.
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
Cash and Investments
Historically, the investment of our funds had generally been designed to ensure safety of principal while generating current income. Accordingly, our fixed income investment portfolio is invested in liquid, investment-grade fixed maturity securities which are all designated as AFS at December 31, 2024. Further, as our insurance liabilities continue to run-off and the required capital to operate our business for regulatory purposes decreases, we expanded Maiden Reinsurance’s investment policy which has been approved by the Vermont DFR. Under this modified investment policy, we expanded the range of asset classes we invest in to enhance the income and total returns our investment portfolio produces. We categorize these investments as alternative investments which include "Other Investments", "Equity Securities", and "Equity Method Investments" on our Consolidated Balance Sheets as discussed in "Note 2 — Significant Accounting Policies" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

As of December 31, 2024 and 2023, our cash and investments consisted of the following captions:

At December 31,	2024	2023
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$232,613	$250,601
Equity investments, at fair value	13,147	41,722
Equity method investments	81,287	80,929
Other investments	157,016	186,388
Total investments	484,063	559,640
Cash and cash equivalents	25,651	35,412
Restricted cash and cash equivalents	9,084	7,266
Total Investments and Cash (including cash equivalents)	$518,798	$602,318
In addition to the discussion on Cash and Cash Equivalents and Fixed Maturities that follows herein, please see "Notes to Consolidated Financial Statements - Note 4 — Investments" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further discussion on our AFS fixed income securities.
Under this revised investment policy, we had increased the amount of alternative investments held and we had expected to continue to increase the amounts invested therein over time. However, as our strategic plans continue to develop, we have begun to modify our approach to this investment policy, and began to reduce our investments and commitments to alternative investments under this policy. The sales and redemptions of other investments including equity securities during the year ended December 31, 2024 were part of a broader effort to reposition our balance sheet as part of ongoing group strategic initiatives while also strengthening overall liquidity. We do not presently anticipate making new commitments to alternative investments in the foreseeable future.
Under our current investment policy, alternative investments could include, but are not limited to, privately held investments, private equities, private credit lending funds, fixed-income funds, hedge funds, equity funds, real estate (including joint ventures and limited partnerships) and other non-fixed-income investments. For further details on our alternative investments, in addition to the discussion of the investments herein, please see "Notes to Consolidated Financial Statements Note 4(b). Other Investments, Equity Securities and Equity Method Investments" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
We believe our other investments, equity securities and equity method investments portfolio provides diversification against our fixed-income investments and an opportunity for improved risk-adjusted return, however, the returns of these investments may be more volatile and we may experience significant unrealized gains or losses in a particular quarter or year. While we believe the returns produced by these investments will exceed our cost of capital, in particular our cost of debt capital, it is too soon to determine if actual returns will achieve this objective and it may be an extended period of time before that determination can be made.
We may utilize and pay fees to various companies to provide investment advisory and/or management services related to these investments. These fees, which would be predominantly based upon the amount of assets under management, are included in net investment income. In addition, costs associated with evaluating, analyzing and monitoring these investments may require additional expenditures than traditional marketable securities.
The substantial majority of our current investments are held by Maiden Reinsurance, whose investment policy was approved by the Vermont DFR. Prior to the exchange of our preference shares for common shares, the Company cumulatively invested $176.4 million in the preference shares of Maiden Holdings which have since been extinguished and exchanged for 41,439,348 common shares of the Company as of December 27, 2022. Therefore, there are no preference shares outstanding.
As of December 31, 2024, Maiden Reinsurance owns 31.1% of the Company's total outstanding common shares which is eliminated for accounting and financial reporting purposes on our condensed consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its common shares, is capped at 9.5% pursuant to the bye-laws of the Company. Treasury shares include 44,750,678 common shares owned by Maiden Reinsurance consisting of 41,439,348 shares issued as part of the Exchange during 2022 and an additional 3,311,330 common shares that were directly purchased on the open market by Maiden Reinsurance under the Company's authorized repurchase plan. The market value of our common shares held by Maiden Reinsurance due to the Exchange and common share repurchases was $75.6 million at December 31, 2024.

Cash & Cash Equivalents
At December 31, 2024, we consider the levels of cash and cash equivalents held to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
Fixed Maturity Investments
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (both restricted and unrestricted) are as follows at December 31, 2024 and 2023, respectively :

December 31, 2024	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS Fixed maturities	($ in thousands)
U.S. treasury bonds	$84,033	$25	$—	$84,058	4.5%	0.1
U.S. agency bonds – mortgage-backed	26,841	—	(3,485)	23,356	4.6%	6.0
Non-U.S. government bonds	38,496	39	(3)	38,532	2.7%	0.4
Collateralized loan obligations	60,829	4	(130)	60,703	4.1%	0.2
Corporate bonds	26,589	—	(625)	25,964	1.0%	1.1
Total fixed maturities	236,788	68	(4,243)	232,613	3.7%	1.0
Cash and cash equivalents	34,735	—	—	34,735	1.5%	0.0
Total	$271,523	$68	$(4,243)	$267,348	3.4%	0.8

December 31, 2023	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$55,046	$8	$(2)	$55,052	5.4%	0.1
U.S. agency bonds – mortgage-backed	29,918	—	(3,267)	26,651	4.6%	6.1
Non-U.S. government bonds	21,219	—	(468)	20,751	1.9%	1.1
Collateralized loan obligations	80,591	—	(1,788)	78,803	4.9%	0.3
Corporate bonds	71,762	—	(2,418)	69,344	1.6%	1.7
Total AFS fixed maturities	258,536	8	(7,943)	250,601	3.8%	1.3
Cash and cash equivalents	42,678	—	—	42,678	2.5%	0.0
Total	$301,214	$8	$(7,943)	$293,279	3.6%	1.2
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the year ended December 31, 2024, the yield on the 10-year U.S. Treasury bond increased by 70 basis points to 4.58% compared to December 31, 2023. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed income securities in our portfolio. Despite an increase in risk-free rates during the year ended December 31, 2024, our fixed maturity investment portfolio generated net unrealized gains of $3.8 million which increased our book value per common share by $0.04 during the period, largely the result of lower duration on corporate and government bonds as well as tightening spreads on collateralized loan obligations. Current outlooks for global monetary policy indicate that quantitative tightening by central banks in the U.S. and globally appear likely to moderate in the near to intermediate term, although central banks have indicated that they maintain the option to either adopt a neutral stance or apply further tightening should data dictate such actions, particularly inflation and labor market data. Recent data suggest that the anticipated moderation of global monetary policy is likely to be deferred in the near-term. Our investment portfolios, in particular our fixed maturity portfolio, may be adversely impacted by unfavorable market conditions caused by these measures, which could cause continued volatility in our results of operations and negatively impact our financial condition.
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

We also monitor the duration and structure of our investment portfolio as discussed below. As of December 31, 2024, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $3.6 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above.
To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At December 31, 2024 and 2023, these respective durations in years were as follows:

December 31,	2024	2023
Fixed maturities and cash and cash equivalents	0.8	1.2
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	6.4	5.8
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	3.5	1.6
During the year ended December 31, 2024, the weighted average duration of our fixed maturity investment portfolio decreased by 0.4 years to 0.8 years while the duration for reserve for loss and LAE increased by 0.6 years to 6.4 years. The differential in duration between these assets and liabilities may fluctuate over time and, in the case of our fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both Agency MBS and commercial mortgage-backed securities held. At December 31, 2024, the duration of loss reserves net of the LPT/ADC Agreement was higher than the duration of our fixed maturity investment portfolio.
To limit our exposure to unexpected interest rate increases that could reduce the value of our fixed maturity securities and reduce our shareholders' equity, the Company holds floating rate securities whose fair values are less sensitive to interest rates. At December 31, 2024 and December 31, 2023, 51.1% and 40.8%, respectively, of our fixed income investments were comprised of floating rate securities which are detailed in the table below:

December 31,	2024		2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Floating rate securities
Collateralized loan obligations	$60,703	13.6%	$78,803	13.0%
Total floating rate AFS fixed maturities at fair value	60,703	13.6%	78,803	13.0%
Loan to related party(2)	167,975	37.5%	167,975	27.8%
Total floating rate securities	$228,678	51.1%	$246,778	40.8%

Total fixed income investments at fair value (1)	$447,973		$605,239
(1) Total fixed income investments at fair value include AFS fixed maturities, cash and restricted cash, funds withheld receivable, and loan to related party.
(2) The loan to related party balance does not include the the Premium Repayment Loan Agreement dated December 31, 2024 with respect to the settlement of certain ceded premium balances of $24.3 million entered into between AII and Maiden Reinsurance as discussed in Note 10 — Related Party Transactions.
At December 31, 2024 and 2023, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Total U.S. agency MBS comprise 10.0% of our fixed maturity investment portfolio at December 31, 2024. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn. Additional details on our U.S. Agency MBS holdings at December 31, 2024 and 2023 were as follows:

December 31,	2024		2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
FNMA – fixed rate	$13,232	56.7%	$15,164	56.9%
FHLMC – fixed rate	7,987	34.2%	9,099	34.1%
GNMA - variable rate	2,137	9.1%	2,388	9.0%
Total U.S. agency bonds	$23,356	100.0%	$26,651	100.0%
At December 31, 2024 and 2023, 100.0% and 97.8%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see "Part II, Item 8 - Notes to Consolidated Financial Statements Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

The security holdings by sector and financial strength rating of our corporate bond holdings at December 31, 2024 and 2023 were as follows:

	Ratings(1)
December 31, 2024	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds
Corporate bonds					($ in thousands)
Basic Materials	—%	—%	19.6%	—%	$5,090	19.6%
Consumer	—%	9.9%	24.8%	—%	9,001	34.7%
Financial Institutions	6.1%	37.9%	1.7%	—%	11,873	45.7%
Total Corporate bonds	6.1%	47.8%	46.1%	—%	$25,964	100.0%

	Ratings(1)
December 31, 2023	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds
Corporate bonds					($ in thousands)
Basic Materials	—%	—%	7.6%	—%	$5,273	7.6%
Communications	—%	7.9%	4.2%	—%	8,392	12.1%
Consumer	—%	15.8%	29.2%	—%	31,186	45.0%
Energy	—%	1.2%	2.6%	—%	2,639	3.8%
Financial Institutions	2.2%	20.9%	0.6%	7.8%	21,854	31.5%
Total Corporate bonds	2.2%	45.8%	44.2%	7.8%	$69,344	100.0%
(1)    Ratings as assigned by S&P, or equivalent

The table below includes the Company’s ten largest corporate holdings at fair value and as a percentage of all fixed income securities held as at December 31, 2024. The Company's ten largest corporate holdings are 94.6% euro denominated, with 30.4% in the Consumer Sector and 52.4% in the Financial Institutions sector:

December 31, 2024	Fair Value	% of Total Fixed Income Holdings	Rating(1)
	($ in thousands)
Chubb Ina Holdings Inc., 1.55%, Due 3/15/2028	$6,460	2.8%	A
PPG Industries Inc., 0.875%, Due 11/3/2025	5,090	2.2%	BBB+
Kellanova, 1.25%, Due 3/10/2025	4,127	1.8%	BBB
BNP Paribas SA, 1.25%, Due 3/19/2025	3,382	1.4%	A-
McKesson Corp., 1.5% Due 11/17/2025	2,561	1.1%	A-
Baxter International Inc., 1.3%, Due 5/30/2025	2,313	1.0%	BBB
Morgan Stanley, 1.875%, Due 4/27/2027	2,028	0.9%	A+
Aareal Bank AG, 0.625%, Due 2/14/2025	1,591	0.7%	AAA
Natwest Group PLC, 1.75%, Due 3/2/2026	1,033	0.4%	A-
Chubb Ina Holdings Inc., 0.875%, Due 6/15/2027	988	0.4%	A
Total	$29,573	12.7%
(1)    Ratings as assigned by S&P, or equivalent

At December 31, 2024 and 2023, respectively, 100.0% of our non-U.S. dollar denominated securities were invested in euro denominated bonds. The net decrease in non-USD denominated fixed maturities is largely due to sales and maturities of euro denominated corporate bonds during the year ended December 31, 2024. At December 31, 2024 and 2023, the Company's non-U.S. government issuers have a rating of AA- or higher by Fitch Ratings. The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. dollar ("non-USD") denominated currencies at December 31, 2024 and 2023, respectively.

At December 31, 2024 and 2023, respectively, we held the following non-USD denominated securities:

December 31,	2024		2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-USD denominated collateralized loan obligations	$60,283	48.9%	$77,816	46.8%
Non-USD denominated corporate bonds	24,373	19.8%	67,822	40.7%
Non-USD government bonds	38,532	31.3%	20,751	12.5%
Total non-USD denominated securities	$123,188	100.0%	$166,389	100.0%
For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments by ratings at December 31, 2024 and 2023:

Ratings(1) at December 31,	2024		2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
A+, A, A-	$12,403	50.9%	$31,810	46.9%
BBB+, BBB, BBB-	11,970	49.1%	30,630	45.2%
BB+ or lower	—	—%	5,382	7.9%
Total non-U.S. dollar denominated corporate bonds	$24,373	100.0%	$67,822	100.0%
(1)     Ratings as assigned by S&P, or equivalent
Other Investments, Equity Investments and Equity Method Investments
Our alternative investments are categorized as other investments, equity securities and equity method investments as reported on our consolidated balance sheets. These include private equity funds, private credit funds and hedge funds investments, investments in limited partnerships, as well as investments in direct lending entities and investments in technology-oriented insurance related businesses known as insurtechs. Private equity investments consist of direct investments in privately held entities, investments in private equity funds and private equity co-investments with sponsoring entities. Private credit investments consist of loans and other debt securities of privately held entities or investment sponsors. Our alternative investments as of December 31, 2024 and 2023 consisted of the following asset categories:

December 31,	2024		2023
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Privately held common stocks	$6,778	2.7%	$35,272	11.4%
Privately held preferred stocks(1)	6,369	2.5%	6,369	2.1%
Publicly traded equity investments in common stocks	—	—%	81	—%
Total equity securities	13,147	5.2%	41,722	13.5%

Real estate investments	57,541	22.9%	49,897	16.1%
Other equity method investments	23,746	9.4%	31,032	10.1%
Total equity method investments	81,287	32.3%	80,929	26.2%

Private equity funds	25,123	10.0%	47,383	15.3%
Private credit funds	1,909	0.8%	27,806	9.0%
Privately held equity investments(1)	46,301	18.4%	42,194	13.7%
Investment in direct lending funds (at cost)	83,683	33.3%	69,005	22.3%
Total other investments	157,016	62.5%	186,388	60.3%

Total alternative investments	$251,450	100.0%	$309,039	100.0%
(1) The categories for privately held preferred stocks and privately held equity investments reported above includes a reclassification for a particular investment from equity securities to other investments at December 31, 2024 and 2023 due to new information received in the recent reporting period.
Our allocation to alternative investments decreased to 48.5% of total cash and investments as of December 31, 2024 compared to 51.3% as of December 31, 2023; and increased to 556.4% of our total shareholders' equity as of December 31, 2024 compared to 124.0% as of December 31, 2023. Our alternative investment portfolio decreased in relation to total cash and investments reflecting the ongoing shift in our strategy as described in the Overview section.

In addition to the categories described above, we also evaluate our alternative investments by the following asset classes:

December 31,	2024		2023
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Private Equity	$58,031	23.1%	$82,230	26.6%
Private Credit	1,909	0.7%	53,673	17.4%
Alternatives	104,790	41.7%	95,258	30.8%
Venture Capital	23,533	9.4%	21,220	6.9%
Real Estate	63,187	25.1%	56,658	18.3%
Total alternative investments	$251,450	100.0%	$309,039	100.0%
For further details on these alternative investments, please see "Notes to Consolidated Financial Statements: Note 4(b) Other Investments, Equity Securities and Equity Method Investments" included under Part II Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Within these asset classes, our portfolio broadly consists of the following types of investments:
•Private Equity – this asset class consists of both fund investments with leading private equity sponsors and direct equity investments in private companies, sometimes in conjunction with our private equity fund sponsors. As of December 31, 2024, $3.9 million or 6.6% of investments in the private equity asset class consisted of investments in private equity funds and $54.2 million or 93.4% consisted of direct equity investments in private companies.
•Private Credit - this asset class consists of both fund investments with leading private credit sponsors and direct credit investments in private companies, sometimes in conjunction with our private credit fund sponsors. Private credit investments in both funds and on a direct basis will typically be secured lending arrangements with non-rated entities, often with additional protective provisions to enhance the security and returns of these investments. During 2024 we sold nearly all of our private credit investments in conjunction with our change in strategy. As of December 31, 2024, the private credit asset class included $1.9 million or 100.0% in direct investments in debt securities of private companies.
•Alternatives – this asset class consists of structured financing arrangements which typically have incentive features to enhance the Company’s returns. As part of these arrangements, the Company requires collateral or bankruptcy-remote structures to protect its investments. As of December 31, 2024, $103.2 million or 98.5% of investments in the alternatives asset class were direct investments except for investments in funds of $1.6 million or 1.5% of the alternatives asset class. One investment in a collateralized direct lending entity of $83.7 million represents 79.9% of this asset class and is discussed further in "Note 4 — Investments" included in Part II Item 8. "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for the year ended December 31, 2024.
•Venture Capital – this asset class consists of both fund investments with venture capital firms focused primarily on “insurtech” or “fintech” early-stage investments as well as direct investments in start-up companies in this sector, including equity investments in individual companies made in conjunction with our venture capital fund sponsors. As of December 31, 2024, $9.4 million or 39.8% of investments in the venture capital asset class consisted of investments in funds and $14.2 million or 60.2% consisted of direct equity investments in start-up companies. As of December 31, 2024, $13.4 million or 56.9% of our venture capital investments were invested in funds or companies that would be considered “insurtech” investments.
•Real Estate – this asset class consists of long-term equity investments in three real estate projects. Two are multi-family residential development projects near major urban centers where workforce housing demand continues to be strong. One investment is a minority stake as a limited partner with a leading property developer with a highly successful track record, where the Company will earn returns from both operating income from rentals and future sales of properties. As of December 31, 2024, the Company has $27.5 million invested in this project and expects investment returns to commence in earnest in 2026 and beyond. The second multi-family residential investment is a majority stake with general partner rights wherein the Company is providing the capital backing to an experienced and successful developer in the subject market, while also taking minority equity stakes in individual projects. To date, this development project has secured five properties in attractive locations and is currently in the zoning and planning stages. As of December 31, 2024, the Company has $30.0 million invested in this project and has commenced earning limited amounts of fee income from this project. As part of its investment, the Company has also provided certain loan guarantees which are discussed in more detail in Note 11 — Commitments, Contingencies and Guarantees included in Part II Item 8. "Financial Statements and Supplementary Data". We expect fee and operating income and gains from future sales of properties to commence in earnest in 2027 and beyond. Finally, the Company has a minority equity stake in an iconic office building in a major city in the U.S., with an attractive and growing tenant roll. As of December 31, 2024, the Company has a carrying value of $5.6 million invested in this project and to date has earned preferred returns and received certain distributions. In addition to preferred returns, the Company expects to receive future distributions of operating income from this investment.
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
Investment Results
Our investment portfolio returns decreased to $32.9 million included in earnings during 2024 compared to $53.1 million in 2023. This was largely due to lower interest income earned on our funds withheld balance with AmTrust as claim payments were settled through the funds held receivable in 2024, lower unrealized gains as well as lower interest in income of equity method investments which decreased by $6.1 million. In addition, our alternative investment portfolio decreased by 18.6% during 2024 due to sales and redemptions of equity securities, private equity investments and private credit funds as part of a broader effort to reposition our balance sheet due to ongoing group strategic initiatives that we are actively pursuing while also strengthening our overall liquidity. The alternative investment portfolio produced a positive net return of 3.5% during 2024 compared to 8.0% in 2023. The following table summarizes our investment results for the years ended December 31, 2024 and 2023, respectively:

For the Year Ended December 31,	2024	2023
Net investment income	($ in thousands)
Fixed income investments(1)	$22,724	$32,300
Cash and restricted cash	1,200	685
Other investments, including equities	3,972	4,957
Investment expenses	(2,350)	(564)
Total net investment income	25,546	37,378

Net realized gains (losses):
Fixed income assets(1)	(730)	(2,971)
Other investments, including equities	5,815	4,957
Total net realized gains	5,085	1,986

Net unrealized gains:
Other investments, including equities	525	5,862
Total net unrealized gains	525	5,862

Interest in income of equity method investments:
Interest in income of equity method investments	1,700	7,846
Total interest in income of equity method investments	1,700	7,846

Total investment return included in earnings (A)	$32,856	$53,072

Other comprehensive income:
Unrealized gains on AFS fixed maturities and equity method investments excluding foreign exchange (B)	$3,760	$7,977
Total investment return = (A) + (B)	$36,616	$61,049

Annualized income from fixed income assets(2)	$23,924	$32,985
Average aggregate fixed income assets, at cost(2)	532,661	799,812
Annualized investment book yield	4.5%	4.1%

Average aggregate invested assets, at fair value(3)	$806,851	$1,078,675
Investment return included in net earnings	4.1%	4.9%
Total investment return	4.5%	5.7%
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
The following table details total investment returns for our fixed income investments for the years ended December 31, 2024 and 2023, respectively:

Fixed Income Investments(1)	For the Year Ended December 31,
($ in thousands)	2024	2023
Gross investment income	$23,924	$32,985
Net realized losses	(730)	(2,971)
Change in AOCI (3)	3,760	7,977
Gross investment returns	$26,954	$37,991

Average invested assets, at fair value (4)	$526,606	$787,889

Gross Investment Returns	5.1%	4.8%

Investment expenses	$166	$324
Net investment returns	$26,788	$37,667

Net Investment Returns	5.1%	4.8%
Our net investment returns increased to 5.1% for the year ended December 31, 2024 compared to 4.8% in 2023. This was largely due to floating rate investments that comprised 51.1% of our fixed income investments at December 31, 2024 which enabled the portfolio to respond to the higher interest rate environment more quickly. The loan to related party carried a higher weighted average interest rate on a balance of $168.0 million which increased to 7.1% during the year ended December 31, 2024 compared to 7.0% during 2023.
This was partly offset by lower interest income on the funds withheld receivable which decreased by $8.9 million in 2024 compared to 2023, as a result of a much lower average ending funds withheld balance with AmTrust of $19.7 million during the year ended December 31, 2024 compared to an average ending balance of $279.4 million for 2023. This was driven by using the funds withheld receivable for claim payments to AmTrust as the runoff of existing loss reserves continues in the terminated AmTrust Quota Share agreement, with the balance of funds withheld now fully exhausted at December 31, 2024.
Please refer to "Notes to Consolidated Financial Statements - Note 4 — Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further detail on investment returns from fixed income investments held by the Company at December 31, 2024 and 2023. The following table details total investment returns for our alternative investments for the years ended December 31, 2024 and 2023, respectively:

Alternative Investments(2)	For the Year Ended December 31,
($ in thousands)	2024	2023
Gross investment income	$5,672	$12,803
Net realized gains	5,815	4,957
Net unrealized gains	525	5,862
Gross investment returns	$12,012	$23,622

Average invested assets, at fair value (4)	$280,245	$290,786

Gross Investment Returns	4.3%	8.1%

Investment expenses	$2,184	$240
Net investment returns	$9,828	$23,382

Net Investment Returns	3.5%	8.0%

1.Fixed income investments includes AFS securities as well as cash, restricted cash, funds withheld receivable, and loan to related party.
2.Alternative investments includes other investments, equity securities, and equity method investments.
3.Change in AOCI excludes unrealized foreign exchange gains and losses.
4.Average invested assets is the average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
The following table details total investment returns for alternative investments by asset class at December 31, 2024:

December 31, 2024	Private Equity	Private Credit	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$1,736	$2,747	$54	$6	$1,129	$5,672
Net realized and unrealized gains (losses)	9,270	(1,288)	(262)	372	(1,752)	6,340
Total Investment Return	$11,006	$1,459	$(208)	$378	$(623)	$12,012

Average Investments	$70,131	$27,791	$100,024	$22,376	$59,923	$280,245

Gross Investment Returns	15.7%	5.3%	(0.2)%	1.7%	(1.0)%	4.3%
The following table details total investment returns for alternative investments by asset class at December 31, 2023:

December 31, 2023	Private Equity	Private Credit	Hedge Funds	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$2,545	$3,380	$83	$6,114	$—	$681	$12,803
Net realized and unrealized gains (losses)	7,691	1,697	—	(33)	1,914	(450)	10,819
Total Investment Return	$10,236	$5,077	$83	$6,081	$1,914	$231	$23,622

Average Investments	$71,228	$52,728	$2,688	$90,562	$21,173	$52,407	$290,786

Gross Investment Returns	14.4%	9.6%	3.1%	6.7%	9.0%	0.4%	8.1%
During the year ended December 31, 2024, on an inception to date basis through December 31, 2024, our alternative investment portfolio has produced an internal rate of return of 5.0% and a multiple on invested capital of 1.12. This includes investments, primarily in the Alternatives and Real Estate asset classes where we anticipate future returns to emerge but have not as yet recognized either returns or gains based on the development stage of certain investments, which constitute 56.2% of our total alternative assets as of December 31, 2024. Excluding the investments still carried at cost, the internal rate of return was 9.0% with a multiple on invested capital of 1.21. Total returns on our alternative investments by asset class from inception are discussed in detail as of December 31, 2024 in the table below:

Asset Class	December 31, 2024	Total		Direct		Fund
($ in thousands)	Carrying Value	IRR	MOIC (x)	IRR	MOIC (x)	IRR	MOIC (x)
Private Equity	$58,031	10.2%	1.33	10.0%	1.38	10.7%	1.25
Private Credit	1,909	5.3%	1.10	12.4%	1.20	5.0%	1.10
Hedge Funds	—	5.2%	1.12	5.2%	1.12	—%	—
Alternatives	104,790	4.0%	1.10	4.1%	1.11	(13.9)%	0.83
Venture Capital	23,533	6.9%	1.18	12.6%	1.46	(9.5)%	0.82
Real Estate	63,187	(3.3)%	0.94	(3.3)%	0.94	—%	—
Total	$251,450	5.0%	1.12	4.6%	1.12	5.7%	1.11
•Private Equity – investment returns in this asset class reflect both dividends and distributions received as well as unrealized gains or losses from adjustments to net asset values in the case of fund investments and market value adjustments in the case of direct equity investments. During 2024, private equity investments produced a total investment return of $11.0 million with fund investments earning a total investment return of $0.5 million while direct investments produced a total investment return of $10.5 million. Inception to date, private equity investments have produced an internal rate of return of 10.2% and a multiple on invested capital of 1.33, with fund investments producing an internal rate of return of 10.7% and a multiple on invested capital of 1.25, while direct investments have produced an internal rate of return of 10.0% and a multiple on invested capital of 1.38. Net realized gains on private equity investments of $9.3 million have been recognized through December 31, 2024.
•Private Credit – investment returns in this asset class reflect both distributions received as well as unrealized gains or losses from adjustments to net asset values in the case of fund investments and market value adjustments in the case of direct equity investments. During 2024, private credit investments produced a total investment return of $1.5 million with fund investments earning $1.0 million while direct investments produced a total investment return of $0.5 million. Inception to date, private credit investments have produced an internal rate of return of 5.3% and a multiple on invested capital of 1.10, with fund investments producing an internal rate of return of 5.0% and a multiple on invested capital of 1.10, while direct investments have produced an internal rate of return of 12.4% and a multiple on invested capital of 1.20.
•Alternative Assets – investment returns in this asset class largely relate to equity method recognition of income from structured financing arrangements in real assets which utilize bankruptcy-remote structures to protect these investments. During 2024, alternative investments produced a total investment return of $(0.2) million. Inception to date, alternative direct investments have produced an internal rate of return of 4.1% and a multiple on invested capital of 1.11; in total, alternative fund investments have produced an internal rate of return of (13.9)% and a multiple on invested capital of 0.83. We have not recognized any returns (including contractual preferred returns) on other alternative investments as the underlying collateralized investment supporting this direct lending initiative continues to develop; these investments represent 79.9% of the alternative investment class at December 31, 2024. We expect to recognize our preferred returns and contingency gains as these investment develops further or if other collateral we have secured as part of our investment responds sooner, subject to certain conditions.
•Venture Capital – investment returns in this asset class primarily reflect unrealized gains or losses from adjustments to net asset values in the case of fund investments and market value adjustments in the case of direct equity investments. During 2024, venture capital investments produced a total return of $0.4 million including $(0.4) million from our fund investments and $0.8 million from direct investments. Inception to date, venture capital investments have produced an internal rate of return of 6.9% and a multiple on invested capital of 1.18; venture capital fund investments have produced an internal rate of return of (9.5)% and a multiple on invested capital of 0.82, while direct venture capital investments have produced an internal rate of return of 12.6% and a multiple on invested capital of 1.46. Through 2024, we realized total gains of $4.8 million on the sale of the Company’s stake in Betterview Marketplace, Inc. ("Betterview") in a cash and stock transaction with Nearmap US, Inc. ("Nearmap"). We now continue to hold shares in Nearmap after completion of this transaction. To date our investment in Betterview has produced an internal rate of return of 25.8% and a multiple on invested capital of 1.74.
•Real Estate – investment returns in this asset class include preferred returns and distributions (if any) from plan developers along with limited unrealized gains or losses to date as two of the projects remain in the development phase. As noted earlier, the Company does not expect significant investment returns from these attractive projects for the next several years. Inception to date, these investments have produced an internal rate of return of (3.3)% and a multiple on invested capital of 0.94.
On an inception to date basis through December 31, 2024, the Company completed various alternative investments that had total contributions of $153.1 million which produced an internal rate of return of 8.7% and a multiple on invested capital of 1.19. This includes sales of certain assets concurrent with our aforementioned change in strategy during 2024 which was earlier than anticipated for most of these investments. The total returns on our inactive alternative investments by asset class from inception are shown in detail as of December 31, 2024 in the table below along with total returns on our active alternative investment portfolio by asset class from inception as of December 31, 2024:

Asset Class	December 31, 2024	Total Completed Investments		December 31, 2024	Total Active Investments
($ in thousands)	Contributions	IRR	MOIC (x)	Contributions	IRR	MOIC (x)
Private Equity	$43,850	7.8%	1.18	$58,031	12.3%	1.48
Private Credit	68,990	5.0%	1.10	1,909	12.4%	1.25
Hedge Funds	25,000	5.2%	1.12	—	—%	—
Alternatives	11,358	48.9%	1.55	104,790	2.2%	1.06
Venture Capital	3,925	14.3%	2.22	23,533	0.5%	1.01
Real Estate	—	—%	—	63,187	(3.3)%	0.94
Total	$153,123	8.7%	1.19	$251,450	3.0%	1.08
We believe our alternative investment portfolio remains well positioned to achieve its targeted longer-term returns.

Other Balance Sheet Changes
The following table summarizes the Company's other material balance sheet changes at December 31, 2024 and 2023:

December 31,	2024	2023	Change	Change
($ in thousands)			$	%
Deferred commission and other acquisition expenses	$8,102	$17,566	$(9,464)	(53.9)%
Funds withheld receivable	12,650	143,985	(131,335)	(91.2)%
Reserve for loss and LAE	793,679	867,433	(73,754)	(8.5)%
Unearned premiums	29,793	46,260	(16,467)	(35.6)%
Deferred gain on retroactive reinsurance	107,255	73,240	34,015	46.4%
Liability for investments purchased	6,480	—	6,480	NM
Accrued expenses and other liabilities	77,966	28,244	49,722	176.0%
The Company's deferred commission and other acquisition expenses decreased by 53.9% and unearned premiums decreased by 35.6% primarily due to the termination of the remaining business under both quota share contracts with AmTrust which have been in run-off since January 1, 2019. In addition, deferred commission and other acquisition expenses decreased further in 2024 due to accelerated amortization upon the recognition of a premium deficiency of $3.3 million in the AmTrust Reinsurance segment during the year ended December 31, 2024.
Funds withheld receivable decreased by 91.2% primarily due to settlement of reinsurance losses payable under the AmTrust Quota Share as well as $15.3 million of excess collateral released by AmTrust during the year ended December 31, 2024. The funds withheld receivable balance with AmTrust was fully exhausted in the third quarter of 2024, and the remaining funds withheld receivable balance pertains to accounts in the Diversified Reinsurance segment.
The Company's reserve for loss and LAE decreased by 8.5% primarily due to continued settlement of loss reserves for AmTrust Reinsurance contracts.
The deferred gain on retroactive reinsurance increased by $34.0 million or 46.4% for the year ended December 31, 2024 primarily due to adverse development in the AmTrust Quota Share that is covered by the LPT/ADC Agreement with Cavello. The table below details the increase in the deferred gain for losses recoverable under the LPT/ADC Agreement for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024	2023
	($ in thousands)
Opening Balance	$70,916	$45,408
Adverse PPD covered under the LPT/ADC Agreement	64,338	29,308
Favorable PPD on commuted Workers Compensation business	(26,200)	(3,800)
Amortization of deferred gain for the LPT/ADC Agreement	(4,099)	—
Deferred gain liability for the LPT/ADC Agreement	$104,955	$70,916
.
Accrued expenses and other liabilities increased by $49.7 million for the year ended December 31, 2024 primarily due to accrual of reinsurance losses payable due to AmTrust including $24.3 million for the Premium Repayment Loan Agreement. The liability for investments purchased increased by $6.5 million due to trades occurring on or before December 31, 2024 that will be settled subsequent to that date.

Capital Resources
During the year ended December 31, 2024, book value per common share decreased by 81.5% to $0.46 and diluted book value per common share decreased by 81.7% to $0.45, compared to December 31, 2023. This was largely due to the net loss of $201.0 million reported by the Company, which produced substantially all of the $204.0 million decline in shareholders' equity for the year ended December 31, 2024.
Capital resources consist of funds deployed in support of our operations. The following table shows the movement in our capital resources at December 31, 2024 and 2023:

December 31,	2024	2023	Change	Change (%)
($ in thousands)
Common shares at par value	$1,503	$1,497	$6	0.4%
Additional paid-in capital	888,067	886,072	1,995	0.2%
Accumulated other comprehensive loss	(32,733)	(31,469)	(1,264)	4.0%
Accumulated deficit	(687,914)	(486,945)	(200,969)	41.3%
Treasury shares, at cost	(123,730)	(119,995)	(3,735)	3.1%
Total Maiden shareholders' equity	45,193	249,160	(203,967)	(81.9)%
Senior Notes - principal amount	262,361	262,361	—	—%
Total capital resources	$307,554	$511,521	$(203,967)	(39.9)%
Total capital resources decreased by $204.0 million, or 39.9% compared to December 31, 2023 due to the following items:
•accumulated deficit increased by $201.0 million due to the Company's reported net loss of $201.0 million for the year ended December 31, 2024;
•net decrease in AOCI of $1.3 million which arose due to: (1) net unrealized gains on investment of $3.2 million mainly from our AFS bond portfolio relating to market price movements in the year ended December 31, 2024; and (2) an decrease in cumulative translation adjustments of $4.4 million during the year ended December 31, 2024 due to the impact of the U.S. dollar depreciation on the re-measurement of net assets denominated in British pound and euro;
•treasury shares increased by $3.7 million due to $3.5 million of shares repurchased under our authorized common share repurchase plan and $0.2 million of common share repurchases due to tax withholding on vested shares; and
•net increase in additional paid-in capital of $2.0 million mainly due to share-based compensation of $2.0 million.
Please refer to "Notes to Consolidated Financial Statements - Note 6 — Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of the equity instruments issued by the Company at December 31, 2024 and 2023.
Book value and diluted book value per common share at December 31, 2024 and 2023 were computed as follows:

December 31,	2024	2023
	($ in thousands except share and per share data)
Ending common shareholders’ equity	$45,193	$249,160
Numerator for diluted book value per common share calculation	$45,193	$249,160

Common shares outstanding	99,039,253	100,472,120
Shares issued from assumed conversion of dilutive options and restricted shares	2,035,634	975,027
Denominator for diluted book value per common share calculation	101,074,887	101,447,147

Book value per common share	$0.46	$2.48
Diluted book value per common share	0.45	2.46
Common Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the year ended December 31, 2024, Maiden Reinsurance repurchased 1,871,755 common shares from the open market at an average price per share of $1.87 under the Company's share repurchase plan. (2023 - 1,439,575 common shares at an average price per share of $1.83). The Company's remaining authorization for common share repurchases is $68.1 million at December 31, 2024.

Please see "Notes to Consolidated Financial Statements - Note 6 — Shareholders' Equity" under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further information on the repurchase transactions. Concurrent with its announcement on December 29, 2024 regarding its proposed combination with Kestrel, the Company has suspended its share repurchase program.
Senior Notes
There were no changes in the Company’s Senior Notes at December 31, 2024 compared to December 31, 2023 other than repurchases as discussed further below. The Company did not enter into any short-term borrowing arrangements during the year ended December 31, 2024. Please refer to "Notes to Consolidated Financial Statements - Note 7 — Long-Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of the Senior Notes issued by the Company. The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company. Please refer to Note 11 — Commitments, Contingencies and Guarantees included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K regarding recent litigation regarding the 2013 Senior Notes.
As described in "Notes to Consolidated Financial Statements - Note 7 — Long-Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, on May 3, 2023, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100.0 million of the Company's Senior Notes from time to time at market prices in open market purchases or as may be privately negotiated. During the year ended December 31, 2023, Maiden Reinsurance repurchased 5,567 notes of the 2013 Senior Notes at an average price per unit of $17.10 for a total cost of $95.2 thousand. Total interest and amortization expenses for the year ended December 31, 2023 were partly offset by a gain of $39.9 thousand realized on the repurchase of the 2013 Senior Notes. The Company has a remaining authorization of $99.9 million for such repurchases at December 31, 2024.
Maiden Holdings does not have any significant operations or assets other than our ownership of the shares of our subsidiaries. The dividends and other permitted distributions from Maiden NA (and its subsidiaries) will be our sole source of funds to meet ongoing cash requirements, including debt service payments. Factors that may affect payments to holders of the 2013 Senior Notes include restrictions on the payments of dividends by Maiden Reinsurance to Maiden NA which provides the sole source of income for interest payments on the 2013 Senior Notes. In 2023 and 2024, the Vermont DFR approved an annual dividend program from Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. Subsequent to that approval, Maiden Reinsurance paid total dividends of $68.8 million to Maiden NA as of December 31, 2024.
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
Summarized financial information of Maiden NA and Maiden Holdings as of December 31, 2024 and for the year ended December 31, 2024 was as follows:

	Maiden NA	Maiden Holdings
	($ in thousands)
Total assets	$11,486	$4,749
Total liabilities	153,756	109,528
Amounts due from subsidiaries (not included in total assets above)	28	3,123
Amounts due to subsidiaries (not included in total liabilities above)	12,718	3,518
Related party loan payable (not included in total liabilities above)	—	311,534
Total revenue	1,828	21
Net loss	(10,566)	(41,907)

The ratio of Debt to Total Capital Resources at December 31, 2024 and 2023 was computed as follows:

December 31,	2024	2023
	($ in thousands)
Senior notes - principal amount	$262,361	$262,361
Maiden shareholders’ equity	45,193	249,160
Total capital resources	$307,554	$511,521
Ratio of debt to total capital resources	85.3%	51.3%
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
As discussed above, at December 31, 2024, guarantees of $67.7 million have been provided to lenders by the Company on behalf of the real estate joint venture, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

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
Non-GAAP operating loss and Non-GAAP diluted operating loss per share attributable to common shareholders
Non-GAAP operating loss was $181.2 million for the year ended December 31, 2024, compared to a non-GAAP operating loss of $23.0 million for the year ended December 31, 2023. The non-GAAP operating loss in both respective years was primarily driven by significantly lower underwriting results in the AmTrust Reinsurance segment as discussed further below.
Non-GAAP operating loss and Non-GAAP diluted operating loss per share attributable to common shareholders can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Year Ended December 31,	2024	2023
	($ in thousands except per share data)
Net loss attributable to Maiden common shareholders	$(200,969)	$(38,569)
Add (subtract):
Net realized and unrealized investment gains	(5,610)	(7,848)
Foreign exchange and other (gains) losses	(7,001)	5,741
Interest in income of equity method investments	(1,700)	(7,846)
Change in reinsurance recoverable under the LPT/ADC Agreement	34,039	25,508
Non-GAAP operating loss	$(181,241)	$(23,014)

Diluted loss per share attributable to common shareholders	$(2.01)	$(0.38)
Add (subtract):
Net realized and unrealized investment gains	(0.05)	(0.08)
Foreign exchange and other (gains) losses	(0.07)	0.06
Interest in income of equity method investments	(0.02)	(0.08)
Change in reinsurance recoverable under the LPT/ADC Agreement	0.34	0.25
Non-GAAP diluted operating loss per share attributable to common shareholders	$(1.81)	$(0.23)
Non-GAAP Underwriting Results
The following summarizes our non-GAAP underwriting results for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024	2023
	($ in thousands)
Gross premiums written	$33,196	$23,466
Net premiums written	$33,063	$23,168
Net premiums earned	$49,474	$43,969
Other insurance (expense) revenue, net	(24,194)	39
Non-GAAP net loss and LAE(1)	(152,088)	(35,720)
Commission and other acquisition expenses	(24,310)	(19,462)
General and administrative expenses	(12,214)	(12,800)
Non-GAAP underwriting loss(1)	$(163,332)	$(23,974)
(1) Non-GAAP underwriting loss and non-GAAP net loss and LAE for the years ended December 31, 2024 and 2023 are adjusted for prior year reserve development subject to the LPT/ADC Agreement. Please see the "Key Financial Measures" section for the definitions of non-GAAP underwriting loss and non-GAAP net loss and LAE.

The non-GAAP underwriting results above are summarized by segment for the years ended December 31, 2024 and 2023 in the table below:

For the Year Ended December 31,	2024	2023
	($ in thousands)
Diversified Reinsurance underwriting loss	$(11,438)	$(9,141)
AmTrust Reinsurance underwriting loss	(185,933)	(40,341)
Plus: adverse prior year loss development covered under the LPT/ADC Agreement	34,039	25,508
Non-GAAP AmTrust Reinsurance underwriting loss	(151,894)	(14,833)
Non-GAAP underwriting loss	$(163,332)	$(23,974)
The non-GAAP underwriting results have been adjusted for prior year reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement to show the ultimate economic benefit to the Company. As shown in the table above, adjusted for the increase in reinsurance recoverable under the LPT/ADC Agreement of $34.0 million during the year ended December 31, 2024, the non-GAAP underwriting loss was $163.3 million. This compared to a non-GAAP underwriting loss of $24.0 million during the year ended December 31, 2023 when adjusted for the increase in the reinsurance recoverable under the LPT/ADC Agreement of $25.5 million for the year ended December 31, 2023.
The non-GAAP underwriting loss of $163.3 million for the year ended December 31, 2024 was primarily driven by:
•adverse loss development of $40.6 million in the AmTrust Reinsurance segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018;
•$24.3 million in incurred charges in the fourth quarter of 2024 which represents the settlement of a dispute over cessions of ceded uncollected premium made by AII to Maiden Reinsurance, the principal amount of which will be payable by Maiden Reinsurance in quarterly installments through the maturity date of December 31, 2032;
•adverse loss development of $47.0 million in the European Hospital Liability Quota Share, which is not covered by the LPT/ADC Agreement;
•favorable loss development on Workers Compensation losses previously commuted back to AmTrust which are contractually covered by the LPT/ADC Agreement reduced the deferred gain liability on retroactive reinsurance by $26.2 million for the year ended December 31, 2024; and
•underwriting loss of $11.4 million in the Diversified Reinsurance segment, which included an underwriting loss of $8.5 million from GLS operations during the year ended December 31, 2024.
Please refer to the respective segment results for AmTrust Reinsurance and Diversified Reinsurance as discussed under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for further details of these underwriting results.
Non-GAAP Net Loss and LAE
Adjusted for prior year reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement, the non-GAAP net loss and LAE decreased by $34.0 million for the year ended December 31, 2024. The favorable development on Workers Compensation losses previously commuted back to AmTrust which are contractually covered by the LPT/ADC Agreement reduced the reinsurance recoverable by $26.2 million for the year ended December 31, 2024.
Adjusted for prior year reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement, the non-GAAP net loss and LAE decreased by $25.5 million for the year ended December 31, 2023. The reinsurance recoverable under the LPT/ADC Agreement was reduced by $3.8 million of favorable development on certain Workers Compensation losses that were previously commuted back to AmTrust in 2019 that inure to the benefit of Cavello as opposed to the Company under the terms of the LPT/ADC Agreement. These adjustments are reflected in the calculation of non-GAAP Loss and LAE in the table below:

For the Year Ended December 31,	2024	2023
	($ in thousands)
Net loss and LAE	$186,127	$61,228
Less: adverse prior year loss development covered under the LPT/ADC Agreement	34,039	25,508
Non-GAAP net loss and LAE	$152,088	$35,720
Adjusted Shareholders' Equity, Adjusted Total Capital Resources, Adjusted Book Value per Common Share and Ratio of Debt to Total Adjusted Capital Resources
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at December 31, 2024 and 2023 reflect the addition of the unamortized deferred gain under the LPT/ADC Agreement to the

GAAP shareholders' equity as depicted in the computations below. The unamortized deferred gain under the LPT/ADC Agreement was $105.0 million at December 31, 2024 compared to $70.9 million at December 31, 2023; this increase attributable to $34.0 million in net loss and LAE recognized as adverse loss reserve development in the Company's GAAP income statement for AmTrust Quota Shares policies covered by the LPT/ADC Agreement.
Net adverse development of $105.0 million was reported for policies under the AmTrust Quota Share for the year ended December 31, 2024. These losses are recoverable under the LPT/ADC Agreement and will be recognized as future GAAP income over time as recoveries are received subject to the provisions of both the LPT/ADC Agreement and the applicable GAAP accounting rules. We believe the inclusion of this unamortized deferred gain under these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve the Company's shareholders' equity over the settlement period under the terms of the agreement.
Reconciliation of shareholders' equity to Adjusted shareholders' equity and Adjusted Total Capital Resources
The following table computes adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain under the LPT/ADC Agreement at December 31, 2024 and 2023:

December 31,	2024	2023	Change	Change
($ in thousands)			$	%
Total shareholders' equity	$45,193	$249,160	$(203,967)	(81.9)%
Unamortized deferred gain on LPT/ADC Agreement	104,955	70,916	34,039	48.0%
Adjusted shareholders' equity	150,148	320,076	(169,928)	(53.1)%
Senior Notes - principal amount	262,361	262,361	—	—%
Adjusted total capital resources	$412,509	$582,437	$(169,928)	(29.2)%
Non-GAAP Operating ROACE
Non-GAAP Operating ROACE for the years ended December 31, 2024 and 2023 was as follows:

For the Year Ended December 31, and at December 31,	2024	2023
	($ in thousands)
Non-GAAP operating loss	$(181,241)	$(23,014)
Opening adjusted common shareholders’ equity	320,076	329,987
Ending adjusted common shareholders’ equity	150,148	320,076
Average adjusted common shareholders’ equity	235,112	325,032
Non-GAAP Operating ROACE	(77.1)%	(7.1)%
Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The adjusted book value per common share as reconciled for the recognition of the unamortized deferred gain under the LPT/ADC Agreement at December 31, 2024 and 2023 was computed as follows:

December 31,	2024	2023
Book value per common share	$0.46	$2.48
Unamortized deferred gain on LPT/ADC Agreement	1.06	0.71
Adjusted book value per common share	$1.52	$3.19
Ratio of Debt to Adjusted Total Capital Resources
 Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at December 31, 2024 and 2023 was computed as follows:

December 31,	2024	2023
	($ in thousands)
Senior notes - principal amount	$262,361	$262,361
Adjusted shareholders’ equity	150,148	320,076
Adjusted total capital resources	$412,509	$582,437
Ratio of debt to adjusted total capital resources	63.6%	45.0%

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
We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely effected. At December 31, 2024, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange gains were $6.8 million during the year ended December 31, 2024 compared to net foreign exchange losses of $5.7 million during the year ended December 31, 2023. The foreign exchange gains for the year ended December 31, 2024 was largely due to the appreciation of the U.S. dollar relative to the euro and the British pound. At December 31, 2024, net foreign exchange gains were primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets.
The foreign exchange losses for the year ended December 31, 2023 was due to the depreciation of the U.S. dollar relative to the euro and the British pound.
There was a decrease in foreign currency translation adjustments of $4.4 million in the year ended December 31, 2024. Our non-USD denominated liabilities at December 31, 2024 included reserves for net loss and LAE of $355.9 million. Our foreign currency asset exposures at December 31, 2024 include $123.2 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $30.0 million of equity method real estate investments denominated in Canadian dollars, as well as $12.7 million of funds withheld receivable.

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
Governmental policy responses to inflation have increased interest rates in recent years which, in the short term, have contributed to unrealized losses on our fixed income investments, particularly on our fixed maturity securities. While general economic inflation has eased in recent quarters, there remains uncertainty around the rate and direction of inflation and interest rates and we continue to monitor our liquidity, capital and potential earnings impact of these changes but remain focused on our asset allocation decisions as described in our "Business Strategy" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview". Recent changes in administrations in the U.S. appear to signal policy changes including the imposition of tariffs and other economic measures which may have an impact on inflation, although the effects cannot be determined at this time.
Inflation may also result in increased wage pressures for our operating expenses, as we remain focused on being a competitive employer in our market. Currently, while salaries and incentive compensation costs comprise less than one-third of our total general and administrative expenses, continuing inflation and tight labor conditions could have a material impact on our net operating results.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Report, our management has performed an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2024. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, at December 31, 2024, our Company’s disclosure controls and procedures were effective.
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
In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management, including our Principal Executive Officer and Principal Financial Officer, have concluded that our internal control over financial reporting is effective as of December 31, 2024 based on those criteria.
The Company's independent auditors have issued an audit opinion on the Company's internal control over financial reporting as of December 31, 2024. This report appears below in the Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f), during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Maiden Holdings, Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited Maiden Holdings, Ltd.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Maiden Holdings, Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and our report dated March 10, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
March 10, 2025

Item 9B. Other Information.
During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
In accordance with General Instruction G. (3) to Form 10-K, we intend to file with the Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.
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

Item 11. Executive Compensation.
In accordance with General Instruction G. (3) to Form 10-K, we intend to file with the Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
In accordance with General Instruction G. (3) to Form 10-K, we intend to file with the Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
In accordance with General Instruction G. (3) to Form 10-K, we intend to file with the Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. Principal Accounting Fees and Services.
In accordance with General Instruction G. (3) to Form 10-K, we intend to file with the Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda on March 10, 2025.

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

Signature	Title	Date
/s/ Patrick J. Haveron	Chief Executive Officer and Chief Financial Officer	March 10, 2025
Patrick J. Haveron	(Principal Executive Officer)
/s/ Mark O. Heintzman	Senior Vice President - Finance	March 10, 2025
Mark O. Heintzman	(Principal Financial Officer)
/s/ Barry D. Zyskind	Chairman	March 10, 2025
Barry D. Zyskind
/s/ Lawrence F. Metz	Executive Vice Chairman and President	March 10, 2025
Lawrence F. Metz
/s/ Steven H. Nigro	Lead Independent Director	March 10, 2025
Steven H. Nigro
/s/ Holly L. Blanchard	Director	March 10, 2025
Holly L. Blanchard
/s/ Simcha G. Lyons	Director	March 10, 2025
Simcha G. Lyons
/s/ Raymond M. Neff	Director	March 10, 2025
Raymond M. Neff
/s/ Yehuda L. Neuberger	Director	March 10, 2025
Yehuda L. Neuberger
/s/ Keith A. Thomas	Director	March 10, 2025
Keith A. Thomas

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Combination Agreement, dated as of December 29, 2024, by and among Maiden Holdings, Ltd., Kestrel Group, LLC, all of the equityholders of Kestrel Group, LLC, Ranger U.S. Newco LLC, Ranger Bermuda Merger Sub Ltd, Ranger Bermuda Topco Ltd	(1)
2.2	Letter Agreement, amending the Combination Agreement, dated February 17, 2025, by and among Maiden Holdings, Ltd., Kestrel Group, LLC, all of the equityholders of Kestrel Group, LLC, Ranger U.S. Newco LLC, Ranger Bermuda Merger Sub Ltd, Ranger Bermuda Topco Ltd and Ranger Merger Sub 2 LLC	(2)
3.1	Memorandum of Association (as amended)	(3)
3.2	Bye-Laws	(4)
4.1	Form of Common Share Certificate	(5)
4.2	Form of Indenture for Debt Securities by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(6)
4.3	Third Supplemental Indenture, dated November 25, 2013, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(7)
4.4	Form of 7.75% Notes due 2043 (included in Exhibit 4.3)	(7)
4.5	Form of Indenture for Debt Securities by and between Maiden Holdings, Ltd., and Wilmington Trust National Association, as trustee	(8)
4.6	First Supplemental Indenture, dated as of June 14, 2016, by and between Maiden Holdings, Ltd., as guarantor, and Wilmington Trust National Association, as trustee	(8)
4.7	Form of 6.625% Notes due 2046 (included in Exhibit 4.6)	(8)
4.8	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	(9)
10.1*	2019 Omnibus Incentive Plan as of December 10, 2019	(10)
10.2*	Form of Share Option Agreement under 2019 Omnibus Incentive Plan	(9)
10.3*	Form of Restricted Share Agreement under 2019 Omnibus Incentive Plan	(9)
10.4*	Form of Performance Award Agreement under 2019 Omnibus Incentive Plan	(11)
10.5*	Form of Employment Agreement by and between Maiden and Patrick J. Haveron and Lawrence F. Metz, dated as of November 1, 2011	(12)
10.6	Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of July 3, 2007	(5)
10.7	Amendment No. 1 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of September 17, 2007	(6)
10.8	Amendment No. 2 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of January 30, 2019	(13)
10.9	Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd., dated as of June 1, 2008	(14)
10.10	Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of November 16, 2007	(15)
10.11	Amendment No. 1 to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of February 15, 2008	(15)
10.12	Amendment No. 2 to the Loan Agreement by and between Maiden Reinsurance Ltd. and AmTrust Financial Services, Inc., dated as of December 18, 2017	(16)
10.13	2019 Amendment to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd., dated as of January 30, 2019.	(13)
10.14	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Reinsurance Ltd. dated as of January 1, 2018	(16)

10.15	Novation Agreement between AII Insurance Management Limited, AmTrust Financial Services, Inc and Maiden Reinsurance Ltd. dated as of September 9, 2020	(16)
10.16	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Life Forsakrings, AB dated as of January 1, 2018	(16)
10.17	Novation Agreement between AII Insurance Management Limited, AmTrust Financial Services, Inc. and Maiden Life Forsakrings, AB dated as of September 9, 2020	(16)
10.18	Asset Management Agreement by and between AII Insurance Management Limited and Maiden General Forsakrings, AB dated as of January 1, 2018	(16)
10.19	Novation Agreement between AII Insurance Management Limited, AmTrust Financial Services, Inc. and Maiden General Forsakrings, AB dated as of September 9, 2020	(16)
10.20	Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of July 26, 2011	(17)
10.21	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of March 7, 2013	(18)
10.22	Endorsement No. 3 to the Amended and Restated Quota Share Agreement between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. dated as of September 30, 2015	(19)
10.23	Endorsement No 4. to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated as of August 8, 2018	(20)
10.24	Endorsement No. 5 to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated as of November 6, 2018.	(21)
10.25	Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of April 1, 2011	(17)
10.26	Endorsement No. 1 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 26, 2011	(17)
10.27	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of August 7, 2012	(22)
10.28	Endorsement No. 3 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated as of March 1, 2015	(23)
10.29	Endorsement No. 4 to the Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 1, 2016	(24)
10.30	Form of Indemnification Agreement between Maiden Holdings, Ltd. and its officers and directors	(25)
10.31	Partial Termination Endorsement to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated January 1, 2019	(26)
10.32	Termination Endorsement to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. dated January 30, 2019	(13)
10.33	Termination Endorsement to the Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC dated January 30, 2019	(13)
10.34	Master Agreement by and among Maiden Holdings, Ltd., Maiden Reinsurance Ltd. and Enstar Group Limited dated as of March 1, 2019	(27)
10.35	Adverse Development Cover Agreement by and between Maiden Reinsurance Ltd. and Cavello Bay Reinsurance Limited, dated July 31, 2019	(28)

10.36	Commutation Agreement and Release between Maiden Reinsurance Ltd. and AmTrust International Insurance, dated July 31, 2019	(28)
10.37	Master Collateral Agreement between Maiden Reinsurance Ltd., Cavello Bay Reinsurance Limited, AmTrust Financial Services, Inc., AmTrust International Insurance, Ltd. and Technology Insurance Company, Inc., dated July 31, 2019	(28)
10.38	Post-Termination Endorsement No. 1 between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. to the Amended and Restated Quota Share Reinsurance Agreement, dated July 31, 2019	(28)
10.39	Post-Termination Endorsement No. 1 between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC to the Quota Share Reinsurance Contract, dated January 13, 2020	(10)
10.40	Post-Termination Endorsement No. 2 between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd to the Amended and Restated Quota Share Reinsurance Agreement, dated January 13, 2020	(10)
10.41	Post-Termination Endorsement No. 2 between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC to the Quota Share Reinsurance Contract, dated May 12, 2020	(16)
10.42	Commutation Agreement and Release by and between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd., dated May 20, 2020	(16)
10.43	Employment Agreement, entered into as of December 29, 2024, by and between Bradford Luke Ledbetter and Ranger Bermuda Topco Ltd	(1)
10.44	Employment Agreement, entered into as of December 29, 2024, by and between Terry Ledbetter and Ranger Bermuda Topco Ltd	(1)
10.45	Form of Voting and Support Agreement, dated December 29, 2024, by and between Kestrel Group, LLC and the shareholders therein	(1)
10.46	Renewal Rights and Asset Purchase Agreement by and between Maiden General Försäkrings AB, Maiden Life Försäkrings AB and AmTrust Nordic AB, dated as of May 3, 2024	(29)
10.47	Renewal Rights and Asset Purchase Agreement by and between Maiden General Försäkrings AB, Maiden Life Försäkrings AB, AmTrust Europe Limited, and AmTrust International Underwriters DAC, dated as of June 20, 2024	(11)
10.48	Amended and Restated Loan Agreement by and between AmTrust Financial Services, Inc., and Maiden Reinsurance Ltd., dated as of January 1, 2025	†
10.49	Loan Agreement by and between AmTrust International Insurance, Ltd., and Maiden Reinsurance Ltd., dated as of December 31, 2024	†
10.50	Post-Termination Endorsement No. 3 between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd to the Amended and Restated Quota Share Reinsurance Agreement, dated December 31, 2024	†
10.51
Post-Termination Endorsement No. 2 between Maiden Reinsurance Ltd. and AmTrust Europe Limited and AmTrust International Underwriters DAC to the Quota Share Reinsurance Contract, dated February 18, 2025
		†
14.1	Code of Business Conduct and Ethics	(16)
21.1	Subsidiaries of the registrant	†
22.1	List of subsidiary issuers of parent guaranteed securities	†
23.1	Consent of Ernst & Young LLP	†
31.1	Section 302 Certification of Principal Executive Officer	†
31.2	Section 302 Certification of Principal Financial Officer	†
32.1	Section 906 Certification of Principal Executive Officer	†
32.2	Section 906 Certification of Principal Financial Officer	†
97.1	Clawback Policy	(3)

97.2*	Insider Trading Policy and Outside Investment Policy	†
101.1
The following financial information from Maiden Holdings, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensive Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2024 and 2023; (ii) the Consolidated Statements of Income for the years ended December 31, 2024 and 2023; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2024 and 2023; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements.
†
1.Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on December 30, 2024 (File No. 001-34042).
2.Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on February 18, 2025 (File No. 001-34042).
3.Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 12, 2024 (File No. 001-34042).
4.Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on S-8 initially filed with the SEC on January 17, 2020 (File No. 333-235948).
5.Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on S-1 initially filed with the SEC on September 17, 2007, subsequently amended and declared effective May 6, 2008 (File No. 333-146137).
6.Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on S-3 filed with the SEC on February 7, 2011 (File Nos. 333-172107 and 333-172107-01).
7.Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on November 25, 2013 (File No. 001-34042).
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
11.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2024 filed with the SEC on August 8, 2024 (No. 001-34042).
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
28.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed with the SEC on August 9, 2019 (File No. 001-34042).
29.Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2024 filed with the SEC on May 9, 2024 (No. 001-34042).
† Filed herewith. * Management contract or compensatory plan or arrangement

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Maiden Holdings, Ltd.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Maiden Holdings, Ltd. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 10, 2025 expressed an unqualified opinion thereon.

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
At December 31, 2024, the Company’s reserve for loss and loss adjustment expenses was $794 million of which a significant portion is incurred but not reported reserves. As explained in Notes 2 and 9 of the consolidated financial statements, the reserve for loss and loss adjustment expenses represents management’s estimate of the ultimate costs of all reported and unreported losses incurred. There is significant uncertainty inherent in determining management’s estimate of the ultimate cost of all claims that have occurred which is used to determine the incurred but not reported reserves. In particular, the estimate is sensitive to the selection and weighting of actuarial methodologies used to project the ultimate costs and the selection of assumptions such as payment and reporting patterns used to determine loss development factors and expected loss ratios.

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

How We Addressed the Matter in our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s incurred but not reported reserving process. This included, among others, controls over the review and approval processes that management has in place for the selection of actuarial methods and assumptions used in estimating the incurred but not reported reserves.

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

New York, New York
March 10, 2025

MAIDEN HOLDINGS, LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2024 and 2023
(In thousands of U.S. dollars, except share and per share data)

	2024	2023
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost: 2024 - $236,788; 2023 - $258,536)	$232,613	$250,601
Equity securities, at fair value (Cost: 2024 - $13,436; 2023 - $39,889)	13,147	41,722
Equity method investments	81,287	80,929
Other investments (Allowance for expected credit losses: 2024 - $1,023; 2023 - $1,023)	157,016	186,388
Total investments	484,063	559,640
Cash and cash equivalents	25,651	35,412
Restricted cash and cash equivalents	9,084	7,266
Accrued investment income	3,346	4,532
Reinsurance balances receivable, net (includes $5,171 and $9,201 from related parties in 2024 and 2023, respectively. Allowance for expected credit losses: 2024 - $169; 2023 - $187)	8,159	12,450
Reinsurance recoverable on unpaid losses (Allowance for expected credit losses: 2024 - $2,963; 2023 - $3,240)	571,331	564,331
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $7,553 and $16,605 from related parties in 2024 and 2023, respectively)	8,102	17,566
Funds withheld receivable (includes $0 and $128,451 from related parties in 2024 and 2023, respectively. Allowance for expected credit losses: 2024 - $8; 2023 - $19)	12,650	143,985
Other assets	4,830	5,777
Assets held for sale	20,815	—
Total assets	$1,316,006	$1,518,934
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $687,274 and $752,991 from related parties in 2024 and 2023, respectively)	$793,679	$867,433
Unearned premiums (includes $29,204 and $44,577 from related parties in 2024 and 2023, respectively)	29,793	46,260
Deferred gain on retroactive reinsurance	107,255	73,240
Liability for securities purchased	6,480	—
Accrued expenses and other liabilities (includes $59,096 and $10,781 from related parties in 2024 and 2023, respectively)	77,966	28,244
Senior notes - principal amount	262,361	262,361
Less: unamortized issuance costs	7,604	7,764
Senior notes, net	254,757	254,597
Liabilities held for sale	883	—
Total liabilities	1,270,813	1,269,774
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value; shares issued 2024 - 150,298,798; 2023 - 149,732,355; shares outstanding 2024 - 99,039,253; 2023 - 100,472,120)	1,503	1,497
Additional paid-in capital	888,067	886,072
Accumulated other comprehensive loss	(32,733)	(31,469)
Accumulated deficit	(687,914)	(486,945)
Treasury shares, at cost (2024 - 51,259,545 shares; 2023 - 49,260,235 shares )	(123,730)	(119,995)
Total Maiden shareholders’ equity	45,193	249,160
Total liabilities and equity	$1,316,006	$1,518,934
See accompanying notes to Consolidated Financial Statements

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

For the Year Ended December 31,	2024	2023
Revenues
Gross premiums written	$33,196	$23,466
Net premiums written	$33,063	$23,168
Change in unearned premiums	16,411	20,801
Net premiums earned	49,474	43,969
Other insurance (expense) revenue, net	(24,194)	39
Net investment income	25,546	37,378
Net realized and unrealized investment gains	5,610	7,848
Total revenues	56,436	89,234
Expenses
Net loss and loss adjustment expenses	186,127	61,228
Commission and other acquisition expenses	24,310	19,462
General and administrative expenses	35,348	30,796
Interest and amortization expenses	19,266	18,226
Foreign exchange and other (gains) losses	(7,001)	5,741
Total expenses	258,050	135,453
Loss before income taxes and interest in income of equity method investments	(201,614)	(46,219)
Less: Income tax expense	1,055	196
Interest in income of equity method investments	1,700	7,846
Net loss	$(200,969)	$(38,569)

Basic and diluted loss per share attributable to common shareholders	$(2.01)	$(0.38)
Weighted average number of common shares - basic and diluted	99,902,695	101,382,606
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

For the Year Ended December 31,	2024	2023
Net loss	$(200,969)	$(38,569)
Other comprehensive (loss) gain
Net unrealized holdings gains on fixed maturity investments arising during the year	3,760	7,977
Net unrealized losses on held for sale AFS investments	(453)	—
Foreign currency translation adjustment	(4,420)	1,881
Other comprehensive (loss) gain, before tax	(1,113)	9,858
Income tax expense related to components of other comprehensive gain	(151)	(93)
Other comprehensive (loss) gain, after tax	(1,264)	9,765
Comprehensive loss	$(202,233)	$(28,804)
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars)

For the Year Ended December 31,	2024	2023
Common shares
Beginning balance	$1,497	$1,492
Issuance of common shares from vesting of stock based compensation	6	5
Ending balance	1,503	1,497
Additional paid-in capital
Beginning balance	886,072	884,259
Issuance of common shares from vesting of share-based compensation	(6)	(5)
Share-based compensation expense	2,001	1,725
Repurchase and exchange of preference shares	—	93
Ending balance	888,067	886,072
Accumulated other comprehensive loss
Beginning balance	(31,469)	(41,234)
Change in net unrealized gains on investment	3,156	7,884
Foreign currency translation adjustment	(4,420)	1,881
Ending balance	(32,733)	(31,469)
Accumulated deficit
Beginning balance	(486,945)	(442,863)
Opening allowance for expected credit losses	—	(5,513)
Net loss	(200,969)	(38,569)
Ending balance	(687,914)	(486,945)
Treasury shares
Beginning balance	(119,995)	(117,075)
Shares repurchased	(3,735)	(2,920)
Ending balance	(123,730)	(119,995)
Total equity	$45,193	$249,160
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

For the Year Ended December 31,	2024	2023
Cash flows from operating activities:
Net loss	$(200,969)	$(38,569)
Adjustments to reconcile net loss to net cash flows from operating activities:
Non-cash expenses including depreciation, amortization and share-based compensation	(5,260)	(1,020)
Interest in income of equity method investments	(1,700)	(7,846)
Net realized and unrealized investment gains	(5,610)	(7,848)
Change in allowance for expected credit losses	(296)	(1,049)
Foreign exchange and other (gains) losses	(7,001)	5,741
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	3,858	(1,494)
Reinsurance recoverable on unpaid losses	11,942	14,088
Accrued investment income	981	(387)
Deferred commission and other acquisition expenses	9,397	7,404
Funds withheld receivable	15,637	27,444
Other assets	1,820	1,866
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	76,233	(4,189)
Unearned premiums	(16,387)	(20,785)
Accrued expenses and other liabilities	49,906	(33,134)
Net cash used in operating activities	(67,449)	(59,778)
Cash flows from investing activities:
Purchases of fixed maturities	(527,375)	(183,575)
Purchases of other investments	(28,000)	(48,874)
Purchases of equity method investments	(9,772)	(12,616)
Purchases of equity securities	—	(2,774)
Proceeds from sales of fixed maturities	62,452	98,993
Proceeds from maturities, paydowns and calls of fixed maturities	479,820	161,551
Proceeds from sale and redemption of other investments	68,895	17,570
Proceeds from sale and redemption of equity method investments	8,656	20,200
Proceeds from sale and redemption of equity securities	23,392	8,138
Others, net	(328)	(101)
Net cash provided by investing activities	77,740	58,512
Cash flows from financing activities:
Repurchase of senior notes	—	(95)
Repurchase of common shares	(3,735)	(2,920)
Net cash used in financing activities	(3,735)	(3,015)
Effect of exchange rate changes on foreign currency cash	(1,150)	335
Net increase (decrease) in cash, restricted cash and cash equivalents	5,406	(3,946)
Cash, cash equivalents and restricted cash - beginning of year	42,678	46,624
Cash, cash equivalents and restricted cash - end of year	$48,084	$42,678
Less: cash and cash equivalents held for sale, end of year	(13,349)	—
Cash and restricted cash and equivalents, end of year, excluding held-for-sale	$34,735	$42,678

Reconciliation of cash and restricted cash reported within Consolidated Balance Sheets:
Cash and cash equivalents, end of year	$25,651	$35,412
Restricted cash and cash equivalents, end of year	9,084	7,266
Total cash and cash equivalents and restricted cash and equivalents, end of year	$34,735	$42,678
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$19,106	$19,106
Cash paid for income taxes	189	147
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
As of December 31, 2024, Maiden Reinsurance Ltd. (“Maiden Reinsurance”) owns 31.1% of the Company's total outstanding common shares which is eliminated for accounting and financial reporting purposes on the Company's consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its common shares, is capped at 9.5% pursuant to the bye-laws of the Company. The ownership of the common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy and approved by the Vermont Department of Financial Regulation ("Vermont DFR").
Current Operations
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
The Company also has various historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off, including the liabilities associated with AmTrust Financial Services, Inc. ("AmTrust")" reinsurance agreements which were terminated in 2019 as discussed in "Note 10 — Related Party Transactions". In addition, the Company has a retroactive reinsurance agreement and a commutation agreement that further reduces its exposure and limits the potential volatility related to AmTrust liabilities, which are discussed in "Note 8 — Reinsurance".
The Company is also running off certain business related to its Genesis Legacy Solutions ("GLS") platform. In November 2020, the Company formed our indirect wholly owned subsidiary GLS which specialized in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations, working with clients to develop and implement finality solutions including acquiring entire companies. The Company believed the formation of GLS was highly complementary to its overall longer-term strategy. However, a combination of factors, including market conditions in the sector GLS focuses on, resulted in an inability for GLS to gain sufficient scale to achieve its objectives or earn a profit, and GLS results did not reach the objectives the Company expected it to over time. Having completed the capital commitment made to GLS in November 2020, the Company has determined to not commit any additional capital to new opportunities and to run-off the existing accounts underwritten by GLS.
During 2024, the Company entered into a series of strategic transactions that, upon completion, it expects will substantially transform its business plan and operations, which are described below.
Divestiture of IIS Business and Swedish Subsidiaries
During 2024, we conducted and completed a strategic review of our IIS Business. The purpose of that review was to evaluate the strategic value of this business, including the operations of Maiden LF and Maiden GF in relation to their ongoing growth and profitability prospects, regulatory capital requirements and ability to create shareholder value in excess of the Company's target return on capital levels.
As a result of that review, we concluded that divesting this business was in the best interests of shareholders and subsequently entered into the following transactions to accomplish that objective: 1) two Renewal Rights and Asset Purchase Agreement with AmTrust Nordic AB (“AmTrust Renewal Rights Agreements”); and 2) a Stock Purchase Agreement to sell Maiden LF and Maiden GF (“Swedish Subsidiaries Sale”).
As part of these transactions, Maiden LF and Maiden GF are no longer writing new business and their non-underwriting related assets and liabilities are represented as held-for-sale in our consolidated financial statements. Please see Note 10 — Related Party Transactions for details regarding the AmTrust Renewal Rights Agreement and Note 16 — Assets Held for Sale for further information on the Swedish Subsidiaries Sale.
AmTrust Renewal Rights Agreements
On May 3, 2024, Maiden LF and Maiden GF entered into a Renewal Rights and Asset Purchase Agreement with AmTrust Nordic AB, a Swedish unit of AmTrust, which is expected to cover certain programs of Maiden LF and Maiden GF's primary business written in Sweden, Norway and other Nordic countries.
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
Swedish Subsidiaries Sale
On November 29, 2024, the Company entered into an agreement to sell its Swedish subsidiaries, Maiden LF and Maiden GF to an expanding group of international insurance and reinsurance companies headquartered in the United Kingdom. Such transaction is subject to customary regulatory approvals. The sale is an all-cash transaction and pursuant to the terms of the agreement, existing staff of both Maiden LF and Maiden GF will transition to the new ownership group.
Combination Agreement with Kestrel Group
On December 29, 2024, the Company entered into a combination agreement with Kestrel Group LLC (“Kestrel”), all of the equityholders of Kestrel, Ranger U.S. Newco LLC, Ranger Bermuda Merger Sub Ltd., Ranger Bermuda Topco Ltd. ("Bermuda NewCo") and Ranger Merger Sub 2 LLC to combine and form a new, publicly listed specialty program group (the "transaction"). AmTrust is a significant shareholder of Kestrel. Please see Note 10 — Related Party Transactions for further information regarding the Company's relationship with AmTrust. Pursuant to the terms of the combination agreement, at the closing of the transaction, each issued and outstanding common share of Maiden will be converted into the right to receive one common share in Bermuda NewCo, a newly formed Bermuda company that will acquire both Maiden and Kestrel (the “combined company”). The transaction values Kestrel at up to $167,500, consisting of upfront cash of $40,000, 55 million common shares of the combined company valued at $82,500 and contingent consideration of up to $45,000 payable in common shares of the combined company upon the achievement of certain financial milestones. At the closing of the transaction, the combined company will be rebranded as Kestrel Group and expects that its common shares will be listed on the NASDAQ Capital Market ("Nasdaq").
Following closing of the transaction, Kestrel will continue to write business through its use of A.M. Best A- FSC XV insurance carriers including Sierra Specialty Insurance Company, Rochdale Insurance Company, Park National Insurance Company, and Republic Fire and Casualty Insurance Company (collectively, the “Insurers”), all subsidiaries of AmTrust. In connection with the transaction, the combined company will have the option to acquire the Insurers from AmTrust.
Following completion of the transaction, the board of directors of the combined company will consist of seven directors, made up of four directors selected by an affiliate of Kestrel Intermediate Ledbetter Holdings LLC, two of whom will be independent under applicable securities laws and stock exchange rules, and three directors selected by AmTrust, two of whom will be independent under applicable securities laws and stock exchange rules.
The transaction is subject to certain closing conditions, including the approval of Maiden’s shareholders, the approval of listing of the shares of the combined company on the Nasdaq (subject to official notice of issuance) and the receipt of certain other regulatory approvals. Closing is expected to occur in the first half of 2025.

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
Short-term investments - These investments are comprised of securities due to mature within one year of the date of purchase. The Company held no short-term investments as at December 31, 2024 and 2023.
Equity securities - Equity securities include publicly traded common stocks, and privately held common and preferred stocks. The fair value of publicly traded common stocks is primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. These investments are carried at fair value using a combination of observable and unobservable inputs including but not limited to market pricing data and quarterly financial statements. Any unrealized gains or losses on the investment, including the portion attributable to changes in foreign exchange rates, are recorded in net income in the reporting period in which it occurs. The privately held common and preferred stocks are valued using significant inputs that are unobservable where there is little or no market activity. Unadjusted third party pricing sources or management's assumptions and internal valuation models may be used to determine their fair values. For investments without a readily determinable fair value, the measurement alternative can be elected to report the qualifying investment at cost, less impairment if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Other investments — The Company accounts for its other investments at fair value in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC 321, Investments – Equity Securities ("ASC 321"). Other investments are comprised of the following types of investments:
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
Equity Method Investments — Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as equity method investments and accounted for using the equity method of accounting. In applying the equity method of accounting, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the investee's net income or loss, net of any contributions and distributions received. Adjustments are based on the most recent available financial information from the investee. Changes in the carrying value of equity method investments are recorded in net income (loss) as the interest in income (loss) of equity method investments.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
The Company records its share of the investee’s other comprehensive income ("OCI") activity based on its proportionate share of the investee's common stock or capital, and books any OCI activity directly to the equity method investments account, with the offset recorded to the Company's accumulated other comprehensive income ("AOCI").
Fixed Maturity Investments — The Company classifies its fixed maturity investments as available-for-sale ("AFS"). The AFS portfolio is reported at fair value and any unrealized gains or losses are reported as a component of AOCI in shareholders' equity. The fair value of fixed maturity investments is generally determined from quotations received from third-party nationally recognized pricing services ("Pricing Service"), or when such prices are not available, by reference to broker or underwriter bid indications.
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
The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the applicable transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in the Level 3 hierarchy.

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
Assumed and ceded reinsurance contracts that lack a significant transfer of risk are treated as deposits. No deposit contracts are held as at December 31, 2024 and 2023.
Acquisition expenses represent the costs of writing business that vary with, and are primarily related to, the production of that business. Policy and contract acquisition expenses, including assumed commissions, are deferred and recognized as expense as the related premiums are earned.
The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable. A premium deficiency is recognized if the sum of anticipated loss and LAE, unamortized acquisition expenses less anticipated investment income exceed unearned premiums. At December 31, 2024, a premium deficiency of $3,325 was recognized for liabilities associated with AmTrust reinsurance agreements, therefore, the amortization of deferred acquisition costs was accelerated during the year (2023 - $0).
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
Leases — The Company's leases are all currently classified as operating leases and none of them have non-lease components. For operating leases that have a lease term of more than twelve months, the Company recognized a lease liability (presented as part of accrued expenses and other liabilities) and a right-of-use asset (presented as part of other assets) in the Consolidated Balance Sheets at the present value of the remaining lease payments until expiration. As the lease contracts generally do not provide an implicit discount rate, the Company used a weighted-average discount rate of 8.5%, representing its estimated secured incremental borrowing rate, in calculating the present value of the lease liability. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company recognizes the related leasing expense on a straight-line basis over the effective lease term in the Company's Consolidated Statements of Income.
Depreciable Fixed Assets - The Company's depreciable fixed assets consist of furniture and equipment, computer hardware and software, including renewals and betterments, which are capitalized at their original cost, while maintenance and repairs are expensed on a current basis. Depreciation on furniture and equipment, computer hardware and software is computed using the straight-line method over the estimated useful life of the asset after provision for salvage value, if any. Leasehold improvements are capitalized and depreciated over the effective lease term or useful life, whichever is shorter, to which the leasehold improvements relate as discussed in Note 11 — Commitments, Contingencies and Guarantees and are shown in the table below.
Amortization of computer software and leasehold improvements and depreciation of furniture, equipment and computer hardware are included within general and administrative expenses on the consolidated statements of income. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective fixed asset accounts and any gains or losses are included in the consolidated statements of income. Depreciation and amortization expense for the year ended December 31, 2024 was $233 (2023 - $269). The Company's depreciable fixed assets which are presented in Other Assets on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively, are as follows:

December 31,	2024			2023
	Gross	Accumulated Depreciation	Net carrying value	Gross	Accumulated Depreciation	Net carrying value
Total Fixed Assets (1)	$2,652	$(1,882)	$770	$2,656	$(1,970)	$686
(1) The building is excluded at December 31, 2024 due to the Swedish Subsidiaries Sale as discussed in Note 16 — Assets Held for Sale .

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
Income Taxes — The Company accounts for income taxes using ASC Topic 740 "Income Taxes" for subsidiaries operating in taxable jurisdictions. Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made. U.S. GAAP allows for the recognition of tax benefits of uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties would be included as income tax expense. The Company has not recorded or accrued any interest or penalties during the years ended December 31, 2024 and 2023.
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
Treasury shares also include common shares owned by Maiden Reinsurance and are eliminated for accounting and financial reporting purposes in the Company’s consolidated financial statements. The common shares held by Maiden Reinsurance are presented as treasury shares on the Consolidated Balance Sheet at December 31, 2024. Since treasury shares are not considered outstanding for share count purposes, the common shares held by Maiden Reinsurance are excluded from the average number of common shares outstanding for basic and diluted earnings per share.
On December 27, 2022, the Company exchanged all of its outstanding non-cumulative preference shares for its common shares ("Exchange"). Common share issuance costs incurred directly as a result of the Exchange on December 27, 2022 have been deferred and offset against additional paid-in capital of the new common shares issued to non-affiliates.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
Assets and liabilities of foreign subsidiaries and divisions, whose functional currency is not the U.S. dollar, are translated at year-end exchange rates. Revenues and expenses of these entities are translated at average exchange rates during the year. The effects of the foreign currency translation adjustment for foreign entities are included in AOCI. The amount of the cumulative translation adjustment at December 31, 2024 was $(28,105) (2023 - $(23,685)).
Accounting for Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13 "Financial Instruments: Credit Losses (Topic 326)" replacing the "incurred loss" impairment methodology with an approach based on "expected losses" to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance requires financial assets to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 also modified the accounting for AFS debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments: Credit Losses Available-for-Sale Debt Securities. Credit losses relating to AFS securities are recorded through an allowance for credit losses rather than under the previous other-than-temporarily impaired methodology.
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
The non-credit impairment amount of the loss related to changes in interest rates and market conditions is recognized in OCI. The Company reports accrued interest receivable related to AFS securities separately and has elected not to measure an allowance for expected credit losses for accrued interest receivable. Write-offs of accrued interest receivable balances are recognized in net investment gains and losses in the period in which they are deemed uncollectible. Based on the Company's analysis, there was no allowance for expected credit losses recognized on AFS securities held at December 31, 2024.
Credit Losses - Other Investments
The Company's investments in direct lending entities are carried at cost less an allowance for expected credit losses, with any indication of credit loss recognized in net income or loss when determined to be needed from the Company's analysis of expected future cash flows. As of December 31, 2024, the total allowance for expected credit losses on the investment in direct lending entities was $1,023 (2023 - $1,023). Please see "Note 5(d). Fair Value Measurements" for additional information on this investment.

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
The Company records credit loss expenses related to reinsurance recoverable in net incurred losses and loss adjustment expenses in the Company’s consolidated statements of income. Any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of reinsurance recoverable balances, together with associated allowances for expected credit losses, are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs. As of December 31, 2024, the total allowance for expected credit losses on the Company's reinsurance recoverable balance was $2,963 (2023 - $3,240) which is discussed further in "Note 8. Reinsurance".
Credit Losses - Reinsurance Balances Receivable
Reinsurance balances receivable are reviewed for impairment on a quarterly basis and are presented net of an allowance for expected credit losses. The allowance for expected credit losses is estimated based on the Company's analysis of amounts due, historical delinquencies and write-offs, and current economic conditions, together with reasonable and supportable forecasts of short-term economic conditions. The allowance for expected credit losses is recognized in net income (loss) and any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of premium balances receivable, together with associated allowances for expected credit losses, are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs. As of December 31, 2024, the total allowance for expected credit losses on the Company's reinsurance balances receivable was $169 (2023 -$187).
Credit Losses - Funds Withheld Receivable
Funds withheld receivable are reviewed for impairment on a quarterly basis and are presented net of an allowance for expected credit losses. The allowance for expected credit losses is estimated based on the Company's analysis of amounts due, historical delinquencies and write-offs, and current economic conditions, together with reasonable and supportable forecasts of short-term economic conditions. The allowance for expected credit losses is recognized in net income (loss) and any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of funds withheld receivable, together with associated allowances for expected credit losses, are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs. As of December 31, 2024, the total allowance for expected credit losses on the Company's funds withheld receivable was $8 (2023 - $19).
Recently Adopted Accounting Standards Updates
The following accounting standards have been recently adopted for the year ended December 31, 2024:
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
2. Significant Accounting Policies (continued)
The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. A public entity should apply the amendments in this Update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company currently discloses its significant segment expenses and segment assets in Note 3 — Segment Information on both an annual and interim basis as provided to the Company's CODM. The Company adopted this Update on January 1, 2024.
Recently Issued Accounting Standards Not Yet Adopted
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
Expense Disaggregation Disclosures
In November 2024, FASB issued ASU 2024-03 "Expense Disaggregation Disclosures" an amendment of Income Statement - Reporting Comprehensive Income (Subtopic 220-40). The amendments in this Update improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods which is generally not presented in today's income statements. In particular, all public companies must disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization that is included in each relevant expense caption. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company does not plan to early adopt ASU 2024-03 and will provide the required expense disclosures on a prospective basis. At this time, the Company anticipates that further expense information on employee compensation will be the primary requirement under this ASU.

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
The Company evaluates reportable segment performance based on each segment's respective underwriting income or loss separately from the results of our investment portfolio. Underwriting income or loss is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses. General and administrative expenses are allocated to the reportable segments on an actual basis except salaries and benefits where management’s judgment is applied; however general corporate expenses are not allocated to the segments. In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, funds withheld receivable, loan to related party, and restricted cash and investments. All remaining assets are allocated to Corporate.
The CODM for both the Diversified Reinsurance and the AmTrust Reinsurance segments is the Company's Chief Executive Officer and Chief Financial Officer who has served in that position since May 2023. The significant segment expenses as reported in the computation of underwriting results in the tables below are used by the Company's CODM in assessing segment performance on a quarterly basis and deciding how to allocate resources within the Company.
The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net loss for the years ended December 31, 2024 and 2023, respectively:

For the Year Ended December 31, 2024	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$34,882	$(1,686)	$33,196
Net premiums written	$34,749	$(1,686)	$33,063
Net premiums earned	$35,787	$13,687	$49,474
Other insurance revenue (expense)	65	(24,259)	(24,194)
Net loss and LAE	(22,583)	(163,544)	(186,127)
Commission and other acquisition expenses	(15,266)	(9,044)	(24,310)
General and administrative expenses	(9,441)	(2,773)	(12,214)
Underwriting loss	$(11,438)	$(185,933)	(197,371)
Reconciliation to net loss
Net investment income and net realized and unrealized investment gains			31,156
Interest and amortization expenses			(19,266)
Foreign exchange and other gains, net			7,001
Other general and administrative expenses			(23,134)
Income tax expense			(1,055)
Interest in income from equity method investments			1,700
Net loss			$(200,969)
Underwriting loss for the AmTrust Reinsurance segment above included unusual items for the year ended December 31, 2024 that were specifically considered by the CODM in assessing segment performance. Commission and other acquisition expenses included accelerated amortization of deferred acquisition costs upon the recognition of a premium deficiency of $3,325 in the AmTrust Quota Share for the year ended December 31, 2024. Other insurance expenses included underwriting related charges of $24,259 incurred in the fourth quarter of 2024 which represents the settlement of a dispute over cessions of ceded uncollected premium made by AII to Maiden Reinsurance. Net loss and LAE was reduced by the amortization of the deferred gain liability of $4,099 on the LPT/ADC Agreement for the year ended December 31, 2024 since cumulative paid losses have now exceeded the minimum retention under the LPT/ADC Agreement starting in the fourth quarter of 2024. Please refer to Note 2 — Significant Accounting Policies, Note 9 — Reserve for Loss and Loss Adjustment Expenses and Note 10 — Related Party Transactions for further information on these items.

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

The following tables summarize the financial position of our reportable segments including the reconciliation to the Company's consolidated total assets at December 31, 2024 and 2023:

December 31, 2024	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$2,945	$5,171	$8,116
Reinsurance recoverable on unpaid losses	3,064	532,910	535,974
Deferred commission and other acquisition expenses	549	7,553	8,102
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	63,456	128,826	192,282
Funds withheld receivable	12,650	—	12,650
Other assets	603	—	603
Total assets - reportable segments	83,267	842,435	925,702
Corporate assets	—	—	369,489
Assets held for sale	—	—	20,815
Total Assets	$83,267	$842,435	$1,316,006

December 31, 2023	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$3,108	$9,201	$12,309
Reinsurance recoverable on unpaid losses	5,692	515,463	521,155
Deferred commission and other acquisition expenses	961	16,605	17,566
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	67,211	152,663	219,874
Funds withheld receivable	15,534	128,451	143,985
Other assets	685	—	685
Total assets - reportable segments	93,191	990,358	1,083,549
Corporate assets	—	—	435,385
Total Assets	$93,191	$990,358	$1,518,934
The following table shows an analysis of gross and net premiums written and net premiums earned by geographic location for the years ended December 31, 2024 and 2023. In the case of reinsurance business assumed from AmTrust, the table refers to the location of the relevant AmTrust subsidiaries.

For the Year Ended December 31,	2024	2023
Gross premiums written – North America	$(632)	$(146)
Gross premiums written – Other (predominantly Europe)	33,828	23,612
Gross premiums written – Total	$33,196	$23,466
Net premiums written – North America	$(674)	$(309)
Net premiums written – Other (predominantly Europe)	33,737	23,477
Net premiums written – Total	$33,063	$23,168
Net premiums earned – North America	$(674)	$(309)
Net premiums earned – Other (predominantly Europe)	50,148	44,278
Net premiums earned – Total	$49,474	$43,969

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following table sets forth financial information relating to net premiums written by major line of business and reportable segment for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024	2023
Diversified Reinsurance
International	$34,749	$27,104
Total Diversified Reinsurance	34,749	27,104
AmTrust Reinsurance
Small Commercial Business	(643)	(465)
Specialty Program	(31)	156
Specialty Risk and Extended Warranty	(1,012)	(3,627)
Total AmTrust Reinsurance	(1,686)	(3,936)
Total Net Premiums Written	$33,063	$23,168
The following table sets forth financial information relating to net premiums earned by major line of business and reportable segment for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024		2023
	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$35,787	72.3%	$29,039	66.0%
Total Diversified Reinsurance	35,787	72.3%	29,039	66.0%
AmTrust Reinsurance
Small Commercial Business	(643)	(1.3)%	(465)	(1.1)%
Specialty Program	(31)	(0.1)%	156	0.4%
Specialty Risk and Extended Warranty	14,361	29.1%	15,239	34.7%
Total AmTrust Reinsurance	13,687	27.7%	14,930	34.0%
Total Net Premiums Earned	$49,474	100.0%	$43,969	100.0%

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
a) Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of fixed maturities at December 31, 2024 and 2023 are as follows:

December 31, 2024	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$84,033	$25	$—	$84,058
U.S. agency bonds – mortgage-backed	26,841	—	(3,485)	23,356
Non-U.S. government bonds	38,496	39	(3)	38,532
Collateralized loan obligations	60,829	4	(130)	60,703
Corporate bonds	26,589	—	(625)	25,964
Total fixed maturity investments	$236,788	$68	$(4,243)	$232,613

December 31, 2023	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$55,046	$8	$(2)	$55,052
U.S. agency bonds – mortgage-backed	29,918	—	(3,267)	26,651
Non-U.S. government bonds	21,219	—	(468)	20,751
Collateralized loan obligations	80,591	—	(1,788)	78,803
Corporate bonds	71,762	—	(2,418)	69,344
Total fixed maturity investments	$258,536	$8	$(7,943)	$250,601
The Company separately presents the accrued interest receivable on its AFS fixed maturity investments on the Consolidated Balance Sheets under accrued investment income. The amount of accrued interest receivable on AFS securities was $1,088 at December 31, 2024 (2023 - $1,418). The Company has elected the practical expedient under Topic 326 to exclude accrued interest from both the fair value and the amortized cost basis of the AFS fixed maturity securities for the purposes of identifying and measuring any impairments under the allowance for expected credit losses standard adopted on January 1, 2023. Write-offs of accrued interest receivable balances are recognized in net investment gains and losses in the period in which they are deemed uncollectible. There was no write-off recognized on the accrued interest receivable during the years ended December 31, 2024 and 2023.

The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Fixed maturities
December 31, 2024	Amortized cost	Fair value
Maturity
Due in one year or less	$141,749	$141,653
Due after one year through five years	6,849	6,461
Due after five years through ten years	520	440
	149,118	148,554
U.S. agency bonds – mortgage-backed	26,841	23,356
Collateralized loan obligations	60,829	60,703
Total fixed maturities	$236,788	$232,613

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
December 31, 2024	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. agency bonds – mortgage-backed	$—	$—	$23,356	$(3,485)	$23,356	$(3,485)
Non-U.S. government bonds	7,389	(3)	—	—	7,389	(3)
Collateralized loan obligations	—	—	56,242	(130)	56,242	(130)
Corporate bonds	—	—	25,964	(625)	25,964	(625)
Total temporarily impaired fixed maturity securities	$7,389	$(3)	$105,562	$(4,240)	$112,951	$(4,243)
At December 31, 2024, there were 36 securities in an unrealized loss position with a fair value of $112,951 and unrealized losses of $4,243. Of these securities in an unrealized loss position, there were 35 securities in our portfolio that have been in an unrealized loss position for twelve months or greater with a fair value of $105,562 and unrealized losses of $4,240.

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
Based on the Company's analysis at December 31, 2024 and 2023, respectively, the unrealized losses on the Company’s AFS fixed maturity securities were due to non-credit factors and were expected to be recovered as the related securities approach maturity. At December 31, 2024, the Company did not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of their amortized costs. Therefore, there was no allowance recorded for expected credit losses on AFS securities for the years ended December 31, 2024 and 2023.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
The following tables summarize the credit ratings of our fixed maturity securities as at December 31, 2024 and 2023:

December 31, 2024	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$84,033	$84,058	36.1%
U.S. agency bonds	26,841	23,356	10.0%
AAA	70,943	70,827	30.5%
AA+, AA, AA-	29,981	29,998	12.9%
A+, A, A-	12,837	12,404	5.3%
BBB+, BBB, BBB-	12,153	11,970	5.2%
Total fixed maturities(1)	$236,788	$232,613	100.0%

December 31, 2023	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$55,046	$55,052	22.0%
U.S. agency bonds	29,918	26,651	10.6%
AAA	84,455	82,703	33.0%
AA+, AA, AA-	18,952	18,372	7.3%
A+, A, A-	33,060	31,810	12.7%
BBB+, BBB, BBB-	31,585	30,631	12.2%
BB+ or lower	5,520	5,382	2.2%
Total fixed maturities(1)	$258,536	$250,601	100.0%
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
Other investments
The table below shows the composition of the Company's other investments as at December 31, 2024 and 2023:

December 31,	2024		2023
	Carrying Value	% of Total	Carrying Value	% of Total
Privately held equity investments(1)	$46,301	29.5%	$42,194	22.7%
Private equity funds	25,123	16.0%	47,383	25.4%
Private credit investments	1,909	1.2%	27,806	14.9%
Investment in direct lending entities (at cost)	83,683	53.3%	69,005	37.0%
Total other investments	$157,016	100.0%	$186,388	100.0%
(1) The category for privately held equity investments reported above includes a reclassification for a particular investment from equity securities to other investments at December 31, 2024 and 2023 due to new information received in the recent reporting period.
The Company's collateralized investment in direct lending entities of $83,683 at December 31, 2024 (2023 - $69,005) is carried at cost less an allowance for expected credit losses, with any indication of credit loss recognized in net income when determined. An allowance for expected credit losses of $1,023 was reported on the investments in direct lending entities as at December 31, 2024 (2023 - $1,023). Please see "Note 5(d). Fair Value Measurements" for additional information regarding this investment.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Equity Securities
Equity securities currently include privately held equity investments in common and preferred stocks. The Company's privately held equity investments in common and preferred stocks are direct investments in companies that the Company believes offer attractive risk adjusted returns or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. There is no active market for these investments.
The following table provides the cost and fair values of the equity securities held at December 31, 2024 and 2023:

December 31,	2024		2023
	Cost	Fair Value	Cost	Fair Value
Privately held common stocks	$8,186	$6,778	$34,549	$35,272
Privately held preferred stocks(1)	5,250	6,369	5,250	6,369
Publicly traded equity investments in common stocks	—	—	90	81
Total equity securities	$13,436	$13,147	$39,889	$41,722
(1) The category for privately held preferred stocks reported above includes a reclassification for a particular investment from equity securities to other investments at December 31, 2024 and 2023 due to new information received in the recent reporting period.
All of the privately held securities held at December 31, 2024 in the table above are subject to contractual sale restrictions. Each of these investments are subject to agreements that restrict the transfer, sale, and indemnification of these privately held investments indefinitely. The Company must hold these shares indefinitely unless the investee's shares are registered with the SEC and qualified by state authorities, or until an exemption from such registration and qualification requirements may become available.

	Fair Value	Remaining duration of restrictions	Nature of contractual sale restrictions	Circumstances that could cause a lapse in restrictions
Privately held common stocks	$6,778	Indefinite	The Purchaser must hold the restricted shares indefinitely	Registration of securities with the SEC or if exemption is available
Privately held preferred stocks(1)	6,369	Indefinite	The Purchaser must hold the restricted shares indefinitely	Registration of securities with the SEC or if exemption is available
Total equity securities subject to contractual sale restrictions	$13,147
(1) The category for privately held preferred stocks reported above includes a reclassification for a particular investment from equity securities to other investments at December 31, 2024 and 2023 due to new information received in the recent reporting period.
Equity Method Investments
The equity method investments currently include real estate investments and other investments. The table below shows the carrying value of the Company's equity method investments as of December 31, 2024 and 2023:

December 31,	2024		2023
	Carrying Value	% of Total	Carrying Value	% of Total
Real estate investments	$57,541	70.8%	$49,897	61.7%
Other investments	23,746	29.2%	31,032	38.3%
Total equity method investments	$81,287	100.0%	$80,929	100.0%
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
The table below shows the carrying value and beneficial ownership percentage of the Company's equity method investments as of December 31, 2024, the summarized financial data of each equity method investment for the year ended December 31, 2023, and the Company's interest in income (loss) of equity method investments for the year ended December 31, 2024:

	December 31, 2024		For the Year Ended December 31, 2023		For the Year Ended December 31, 2024
	Carrying Value	Beneficial Ownership	Investee Revenue(1)	Investee net income (loss)(1)	Equity in income (loss) of investee
USQ Risk	$4,240	18.9%	$13,598	$5,055	$1,316
Silverstone Venture 2	2,197	86.8%	590	558	319
Silverstone Venture 1	8,570	90.0%	15,157	6,055	(227)
Silverstone Venture 3	8,739	70.2%	921	894	(38)
Extell Hudson Waterfront Holdings	27,500	25.0%	2,833	2,833	—
Seiden LP & Seiden MGMT LP	30,041	99.9%	687	(55)	330
Total equity method investments	$81,287				$1,700
(1) The Company has included summarized financial data of its equity method investees for the year ended December 31, 2023 as this period represents the most recent audited financial statements available at the time of filing the Company's Form 10-K for the year ended December 31, 2024.
c) Net Investment Income
Net investment income was derived from the following sources for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024	2023
Fixed maturities	$9,173	$10,065
Income on funds withheld(1)	1,554	10,433
Interest income from loan to related party	11,997	11,802
Other investments	3,972	4,957
Cash and cash equivalents	1,200	685
	27,896	37,942
Investment expenses	(2,350)	(564)
Net investment income	$25,546	$37,378
(1) The interest income on the funds withheld receivable from related parties was $1,262 for the year ended December 31, 2024 (2023 - $10,009). Please see Note 10 — Related Party Transactions for further details.
d) Net Realized and Unrealized Investment Gains (Losses)
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized and unrealized investment gains (losses) included in the Consolidated Statements of Income for the years ended December 31, 2024 and 2023:

For the Year Ended December 31, 2024	Gross gains	Gross losses	Net
Fixed maturities	$3	$(733)	$(730)
Equity securities	1,620	(6,830)	(5,210)
Other investments	19,678	(8,128)	11,550
Net realized and unrealized investment gains (losses)	$21,301	$(15,691)	$5,610

For the Year Ended December 31, 2023	Gross gains	Gross losses	Net
Fixed maturities	$—	$(2,971)	$(2,971)
Equity securities	3,923	(431)	3,492
Other investments	10,583	(3,256)	7,327
Net realized and unrealized investment gains (losses)	$14,506	$(6,658)	$7,848

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Realized and unrealized investment gains and losses from equity securities detailed in the tables above include both sales and distributions of equity securities and unrealized gains and losses coming from fair value changes.
Net unrealized losses recognized for equity securities held at reporting date were as follows:

For the Year Ended December 31,	2024	2023
Net (losses) gains recognized for equity securities	$(5,210)	$3,492
Net losses (gains) recognized for equity securities divested	3,538	(4,957)
Net unrealized losses recognized for equity securities held at reporting date	$(1,672)	$(1,465)

Proceeds from sales of fixed maturities were $62,452 and $98,993 for the years ended December 31, 2024, and 2023, respectively. Net unrealized losses included in AOCI were as follows at December 31, 2024 and 2023, respectively:

December 31,	2024	2023
Net unrealized losses on fixed maturity investments	$(4,175)	$(7,935)
Net unrealized losses on held for sale AFS investments	(453)	—
Total net unrealized losses	(4,628)	(7,935)
Deferred income tax	—	151
Net unrealized losses, net of deferred income tax	$(4,628)	$(7,784)
Change, net of deferred income tax	$3,156	$7,884
e) Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of restricted assets were as follows at December 31, 2024 and 2023:

December 31,	2024	2023
Restricted cash – third party agreements	$7,678	$6,019
Restricted cash – related party agreements	1,406	1,247
Total restricted cash	9,084	7,266
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2024 – $58,365; 2023 – $63,299)	55,848	61,192
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2024 – $128,584; 2023 – $155,546)	127,420	151,416
Total restricted investments	183,268	212,608
Total restricted cash and investments	$192,352	$219,874

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements
a) Fair Values of Financial Instruments measured at fair value
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for both assets and liabilities recognized and not recognized within the balance sheet, and for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments measured at fair value held at December 31, 2024 and 2023.
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
Equity securities - Equity securities include publicly traded common stocks, and privately held common and preferred stocks. The fair value of publicly traded common stocks is primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. These investments are carried at fair value using observable market pricing data and is included in the Level 1 fair value hierarchy. Any unrealized gains or losses on the investment is recorded in net income in the reporting period in which it occurs. The privately held common and preferred stocks are valued using significant inputs that are unobservable where there is little or no market activity. Unadjusted third party pricing sources or management's assumptions and internal valuation models may be used to determine the fair values, therefore, these investments are classified as Level 3 in the fair value hierarchy.
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
At December 31, 2024 and 2023, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$84,058	$—	$—	$—	$84,058
U.S. agency bonds – mortgage-backed	—	23,356	—	—	23,356
Non-U.S. government bonds	—	38,532	—	—	38,532
Collateralized loan obligations	—	60,703	—	—	60,703
Corporate bonds	—	25,964	—	—	25,964
Equity securities	—	—	10,897	—	10,897
Other investments	—	—	37,104	32,678	69,782
Total	$84,058	$148,555	$48,001	$32,678	$313,292
As a percentage of total assets	6.4%	11.3%	3.6%	2.5%	23.8%

Underwriting-related derivative liability	$—	$—	$3,984	$—	$3,984
(1) The category for Level 3 valuation reported above includes a reclassification for a particular investment from equity securities to other investments at December 31, 2024 due to new information received in the recent reporting period.

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$55,052	$—	$—	$—	$55,052
U.S. agency bonds – mortgage-backed	—	26,651	—	—	26,651
Non-U.S. government bonds	—	20,751	—	—	20,751
Collateralized loan obligations	—	78,803	—	—	78,803
Corporate bonds	—	63,962	5,382	—	69,344
Equity securities	81	—	13,524	25,867	39,472
Other investments	—	—	27,750	86,056	113,806
Total	$55,133	$190,167	$46,656	$111,923	$403,879
As a percentage of total assets	3.6%	12.5%	3.1%	7.4%	26.6%

Underwriting-related derivative liability	$—	$—	$3,984	$—	$3,984
(1) The category for Level 3 valuation reported above includes a reclassification for a particular investment from equity securities to other investments at December 31, 2023 due to new information received in the recent reporting period.

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
The Pricing Service was utilized to estimate fair value measurements for 100.0% and 97.9% of our fixed maturities at December 31, 2024 and 2023, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At December 31, 2024 and 2023, approximately 0.0% and 2.1%, respectively, of our fixed maturities were valued using the market approach. At December 31, 2024, no securities (2023 - one security or $5,382) in our fixed maturity investment portfolio currently was priced using a non-binding quotation from a broker and/or custodian as opposed to the Pricing Service. At December 31, 2024 and 2023, the Company has not adjusted any pricing provided to it based on the review performed by its investment managers.
There was one corporate bond transferred from Level 3 to Level 2 for the year ended December 31, 2024 due to its sale; this security was valued at $5,382 and was transferred to Level 3 from Level 2 in the fair value hierarchy for the year ended December 31, 2023 due to a lack of active quotes. There was also a private equity investment valued at $24,765 transferred to Level 3 from the NAV practical expedient in the fair value hierarchy for the year ended December 31, 2023.
c) Level 3 Financial Instruments
At December 31, 2024, the Company holds Level 3 financial instruments which include privately held investments of $48,001 (2023 - $46,656) and an underwriting-related derivative liability of $3,984 (2023 - $3,984) on a reinsurance contract written by GLS which is included in accrued expenses and other liabilities.
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
The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at December 31, 2024:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Unobservable Inputs
Privately held equity investments - common shares	$42,497	Quarterly financial statements	Price/book ratios of comparable public companies
Privately held equity investments - preferred shares	5,504	Quarterly financial statements	Privately calculated enterprise valuations
Total Level 3 investments	$48,001

Underwriting-related derivative liability	$3,984	Discounted cash flows	Duration matched discount rates	5.0%	to	6.0%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
5. Fair Value Measurements (continued)
The following table shows the reconciliation of beginning and ending balances for investments measured at fair value on a recurring basis using Level 3 inputs for the years ended December 31, 2024 and 2023. The Company includes any related interest and dividend income in net investment income and are excluded from the reconciliation in the table below:

For the Year Ended December 31,	2024	2023
Balance - beginning of period	$46,656	$16,556
Sales	(1,600)	(7,669)
Net realized and unrealized gains recognized in the statement of income	8,327	3,697
Purchases	—	3,925
Transfers (out of) into Level 3 from Level 2 and NAV practical expedient	(5,382)	30,147
Total Level 3 investments - end of period	$48,001	$46,656

d) Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried at fair value, except for certain financial instruments related to insurance contracts.
At December 31, 2024, the carrying values of cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable and certain other assets and liabilities approximate fair values due to their inherent short duration. As these financial instruments are not actively traded, the fair values of these financial instruments are classified as Level 2 in the fair value hierarchy.
At December 31, 2024, the carrying value of the loan to related party approximated fair value. The fair value of this loan is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar loans with similar credit risk. As the loan to related party is not actively traded, its fair value is classified as Level 3 in the fair value hierarchy.
The investments made by direct lending entities are carried at cost less an allowance for expected credit losses, with any indication of credit loss recognized in net income (loss) when determined. The net carrying value of these investments approximates their fair value at December 31, 2024. The fair value estimates of these investments are not based on observable market data and therefore are classified as Level 3 in the fair value hierarchy.
For equity securities and other investments without a readily determinable fair value, the measurement alternative was elected to report the qualifying investment at cost, less impairment if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer.
The fair values of the Company's outstanding Senior Notes for the respective periods (as defined in Note 7 — Long-Term Debt) are based on indicative market pricing obtained from a third-party pricing service which uses observable market inputs, and therefore the fair values of these liabilities are classified as Level 2 in the fair value hierarchy.
The following table presents the respective carrying value and fair value for the Company's outstanding Senior Notes as at December 31, 2024 and 2023:

December 31,	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2016 Senior Notes - MHLA – 6.625%	$110,000	$67,980	$110,000	$73,744
2013 Senior Notes - MHNC – 7.75%	152,361	109,030	152,361	115,855
Total Senior Notes	$262,361	$177,010	$262,361	$189,599

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
At December 31, 2024, the aggregate authorized share capital of the Company is 200,000,000 shares from which 150,298,798 common shares were issued, of which 99,039,253 common shares are outstanding, and 51,259,545 shares are treasury shares (please see Note 6. (b) Treasury Shares below for additional information).
The remaining 49,701,202 shares are undesignated at December 31, 2024. At December 31, 2024, 2,035,634 common shares will be issued and outstanding upon vesting of restricted shares, and 1,291,729 common shares remaining are reserved for issuance under the 2019 Omnibus Incentive Plan.
a) Common shares
The Company's common shares have a par value of $0.01 per share. Our common shareholders are entitled to receive dividends and allocated one vote per common share subject to downward adjustment under certain circumstances. For the years ended December 31, 2024 and 2023, the Company's Board of Directors did not declare any dividends to common shareholders.
The following table shows the summary of changes in the Company's common shares outstanding for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024	2023
Outstanding shares – January 1	100,472,120	101,532,151
Issuance of vested restricted shares and exercised common share options	566,443	508,275
Shares repurchased for tax purposes	(127,555)	(128,731)
Shares repurchased by Maiden Reinsurance under authorized repurchase plan	(1,871,755)	(1,439,575)
Outstanding shares – December 31(1)	99,039,253	100,472,120
(1) Outstanding shares at December 31, 2024 and 2023 exclude 41,439,348 common shares issued to Maiden Reinsurance under the Exchange as well as 3,311,330 and 1,439,575 common shares repurchased, respectively, by Maiden Reinsurance under authorized repurchase plan. These shares are held by Maiden Reinsurance and are treated as treasury shares as detailed in the table further below.

b) Treasury Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common shares from time to time at market prices. For the year ended December 31, 2024, Maiden Reinsurance repurchased 1,871,755 common shares at an average price per share of $1.87 under the Company's share repurchase plan (2023 - 1,439,575 common shares at an average price per share of $1.83). The Company's remaining authorization for common shares repurchases is $68,107 at December 31, 2024 (2023 - $71,615).
During the year ended December 31, 2024, the Company repurchased 127,555 (2023 - 128,731) common shares at an average price per share of $1.79 (2023 - $2.25) from employees, which represent tax withholding in respect of tax obligations on the vesting of both non-performance-based and discretionary performance-based restricted shares.
Treasury shares include 44,750,678 common shares owned by Maiden Reinsurance consisting of 41,439,348 shares issued as part of the Exchange and 3,311,330 shares directly purchased on the open market by Maiden Reinsurance which are not treated as outstanding common shares on the Consolidated Balance Sheet at December 31, 2024. Please see further information on the Exchange as fully described in "Note 1 — Organization" disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2023.
The table below includes the total number of treasury shares outstanding at December 31, 2024 and 2023:

December 31,	2024	2023
Number of shares held by Maiden Reinsurance treated as treasury shares	44,750,678	42,878,923
Number of treasury shares due to common share repurchases by Maiden Holdings	6,508,867	6,381,312
Total number of treasury shares at the end of the reporting period	51,259,545	49,260,235

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
6. Shareholders’ Equity (continued)
d) Accumulated Other Comprehensive Loss
The following tables set forth financial information regarding the changes in the balances of each component of AOCI for the years ended December 31, 2024 and 2023:

For the Year Ended December 31, 2024	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(7,784)	$(23,685)	$(31,469)
Net current period other comprehensive income (loss)	3,156	(4,420)	(1,264)
Ending balance, Maiden shareholders	$(4,628)	$(28,105)	$(32,733)

For the Year Ended December 31, 2023	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(15,668)	$(25,566)	$(41,234)
Net current period other comprehensive income	7,884	1,881	9,765
Ending balance, Maiden shareholders	$(7,784)	$(23,685)	$(31,469)

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At December 31, 2024 and 2023, Maiden Holdings had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") and its wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA") had outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes"(collectively "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following tables detail the issuances outstanding at December 31, 2024 and 2023:

December 31, 2024	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized issuance costs	3,280	4,324	7,604
Carrying value	$106,720	$148,037	$254,757

December 31, 2023	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized issuance costs	3,345	4,419	7,764
Carrying value	$106,655	$147,942	$254,597

Other details:
Original debt issuance costs	$3,715	$5,049
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%
Total interest and amortization expense incurred on the Senior Notes for the year ended December 31, 2024 was $19,266 (2023 - $18,266), of which $1,342 was accrued as interest payable at both December 31, 2024 and 2023, respectively. The issuance costs related to the Senior Notes were capitalized and are amortized over the effective life of the Senior Notes under the effective interest method of amortization.
Under the terms of the 2013 Senior Notes, the 2013 Senior Notes can be redeemed, in whole or in part, at Maiden NA's option at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. Maiden NA is required to give at least thirty days and not more than sixty days' notice prior to the redemption date. Please refer to Note 11 — Commitments, Contingencies and Guarantees for recent litigation regarding the 2013 Senior Notes.
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
During the year ended December 31, 2023, Maiden Reinsurance repurchased 5,567 notes of the 2013 Senior Notes at an average price per unit of $17.10 for a total cost of $95. Total interest and amortization expenses of $18,266 were partly offset by a realized gain of $40 from the repurchase of the 2013 Senior Notes during the year ended December 31, 2023. The Company has a remaining authorization of $99,905 for Senior Notes repurchases at December 31, 2024. No repurchases were made during the year ended December 31, 2024.

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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the years ended December 31, 2024 and 2023 was as follows:

For the Year Ended December 31,	2024	2023
Premiums written
Direct	$34,846	$27,265
Assumed	(1,651)	(3,799)
Ceded	(132)	(298)
Net	$33,063	$23,168
Premiums earned
Direct	$34,589	$27,049
Assumed	14,992	17,202
Ceded	(107)	(282)
Net	$49,474	$43,969
Loss and LAE
Gross loss and LAE	$183,732	$59,562
Loss and LAE ceded	2,395	1,666
Net	$186,127	$61,228
The Company's reinsurance recoverable on unpaid losses balance as at December 31, 2024 was $571,331 (2023 - $564,331) presented in the Consolidated Balance Sheets. As of December 31, 2024, the total allowance for expected credit losses on the Company's reinsurance recoverable balance was $2,963 (2023 - $3,240).
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on reinsurance recoverable for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024	2023
Allowance for expected credit losses on reinsurance recoverable, beginning of period	$3,240	4,277
Decrease in allowance for expected credit losses on reinsurance recoverable where credit losses were previously recognized	(277)	(1,037)
Allowance for expected credit losses on reinsurance recoverable, end of period	$2,963	3,240
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello for this retrocession agreement was $35,357 at December 31, 2024 (2023 - $43,176). The recoverable due from Cavello is net of an allowance for expected credit losses of $2,633 at December 31, 2024 (2023 - $2,769).
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
8. Reinsurance (continued)
As of December 31, 2024, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $532,910 while the deferred gain liability under the LPT/ADC Agreement was $104,955 (December 31, 2023 - $515,463 and $70,916, respectively). The reinsurance recoverable due under the LPT/ADC Agreement is net of an allowance for expected credit losses of $319 as at December 31, 2024 (December 31, 2023 - $453). Amortization of the deferred gain was $4,099 for the year ended December 31, 2024 since cumulative paid losses have now exceeded the retention under the LPT/ADC Agreement starting in the fourth quarter of 2024. During the year ended December 31, 2024, the Company received $20,825 in loss recoveries from Cavello under the LPT/ADC Agreement (2023 - $0). The favorable loss development on Workers Compensation business previously commuted back to AmTrust which are contractually covered by the LPT/ADC Agreement reduced the reinsurance recoverable by $26,200 for the year ended December 31, 2024 (2023 - $3,800).
The table below shows the components of the increase in the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024	2023
Opening Balance	$515,463	$490,408
Adverse PPD covered under the LPT/ADC Agreement	64,338	29,308
Favorable PPD on commuted Workers Compensation business	(26,200)	(3,800)
Recoveries received under the LPT/ADC Agreement	(20,825)	—
Change in credit loss allowance on reinsurance recoverable under LPT/ADC Agreement	134	(453)
Reinsurance recoverable on unpaid losses under the LPT/ADC Agreement	$532,910	$515,463
The table below shows the components of the increase in the deferred gain for the LPT/ADC Agreement for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024	2023
Opening Balance	$70,916	$45,408
Adverse PPD covered under the LPT/ADC Agreement	64,338	29,308
Favorable PPD on commuted Workers Compensation business	(26,200)	(3,800)
Amortization of deferred gain for the LPT/ADC Agreement	(4,099)	—
Deferred gain liability for the LPT/ADC Agreement	$104,955	$70,916
Cavello provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement. Cavello is subject to additional collateral funding requirements as explained in "Note 10 — Related Party Transactions". As of December 31, 2024, the amount of collateral required was $484,721 (2023 - $490,070). Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar Group Limited, has credit ratings of BBB+ from both Standard & Poor's and Fitch Ratings at December 31, 2024.

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

December 31,	2024	2023
Reserve for reported loss and LAE	$383,087	$543,818
Reserve for losses incurred but not reported ("IBNR")	410,592	323,615
Reserve for loss and LAE	$793,679	$867,433
The following table represents a reconciliation of the beginning and ending gross and net loss and LAE reserves:

For the Year Ended December 31,	2024	2023
Gross loss and LAE reserves, January 1	$867,433	$1,131,408
Less: reinsurance recoverable on unpaid losses, January 1	564,331	556,116
Net loss and LAE reserves, January 1	303,102	575,292
Net incurred losses related to:
Current year	31,695	23,040
Prior years	154,432	38,188
	186,127	61,228
Net paid losses related to:
Current year	(1,303)	(837)
Prior years	(216,329)	(321,206)
	(217,632)	(322,043)
Change in deferred gain on retroactive reinsurance	(34,015)	(25,532)
GLS run-off business acquired or assumed	473	—
Opening allowance for expected credit loss on reinsurance recoverable on unpaid losses	—	4,277
Effect of foreign exchange rate movements	(15,707)	9,880
Net loss and LAE reserves, December 31	222,348	303,102
Reinsurance recoverable on unpaid losses, December 31	571,331	564,331
Gross loss and LAE reserves, December 31	$793,679	$867,433

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Prior Year Development
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years. The favorable or unfavorable development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after considerable review of changes in actuarial assessments. The following table summarizes the adverse prior period development experienced in each of our reportable segments for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024	2023
Prior Year Loss Development adverse (favorable)
Diversified Reinsurance	$6,908	$4,440
AmTrust Reinsurance	147,524	33,748
Total Prior Year Development	$154,432	$38,188
During 2024, the Company's incurred losses increased for 2023 and prior accident years by $154,432 or 51.0% of prior year net loss and LAE reserves. The Company had increased incurred losses for 2022 and prior accident years by $38,188 or 6.6% of prior year net loss and LAE reserves during 2023. The net adverse prior year loss development of $154,432 for the year ended December 31, 2024 was driven principally by adverse loss development of $147,524 in the AmTrust Reinsurance segment and to a lesser extent net adverse loss development of $6,908 in the Diversified Reinsurance segment.
Diversified Reinsurance Segment
The table below details prior year reserve development by line of business for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024	2023
Prior Year Loss Development adverse (favorable)
IIS business	$793	$2,504
GLS	5,265	954
Other run-off lines	850	982
Total Diversified Reinsurance Prior Year Development	$6,908	$4,440
In the Diversified Reinsurance segment, net adverse prior year reserve development of $6,908 in the year ended December 31, 2024 (2023 - adverse $4,440). The net adverse PPD in 2024 was primarily due to adverse experience in GLS with modest unfavorable development also experienced in our International and facultative runoff lines.
The net adverse prior year reserve development of $4,440 for the year ended December 31, 2023 was due to adverse development in German auto program in run-off from the International unit along with development from other runoff business lines. It also included the recognition of expected credit losses on reinsurance recoverable on unpaid losses.
AmTrust Reinsurance Segment
The table below shows prior year loss development for the AmTrust Reinsurance segment for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024	2023
Prior Year Loss Development adverse (favorable)
AmTrust Quota Share	$104,952	$24,098
European Hospital Liability Quota Share	47,015	10,268
AmTrust other runoff	(4,443)	(618)
Total AmTrust Reinsurance Prior Year Development	$147,524	$33,748
In the AmTrust Reinsurance segment, net adverse prior year reserve development was $147,524 in the year ended December 31, 2024 (2023 - adverse $33,748). Net adverse PPD for the year ended December 31, 2024 was primarily due to the AmTrust Quota Share agreement along with adverse development in European Hospital Liability.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
AmTrust Quota Share
Net adverse PPD was $104,952 for the year ended December 31, 2024 compared to net adverse PPD of $24,098 in 2023. The table below details prior year loss development by the most significant lines of business for AmTrust Quota Share for the years ended December 31, 2024 and 2023:

For the Year Ended December 31,	2024	2023
PPD adverse (favorable) before the impact of the LPT/ADC Agreement
Workers Compensation	$(18,145)	$(17,956)
Commercial Auto Liability	(3,536)	9,747
General Liability	92,997	31,703
Other Lines	56	(14)
Other Specialty Risk & Extended Warranty	33,580	618
Total AmTrust Quota Share Prior Year Development	$104,952	$24,098
Net adverse PPD for the AmTrust Quota Share during the year ended December 31, 2024 was primarily due to two principal sub-lines of business:
• adverse development of $79,040 in U.S. Program General Liability business ceded in the Specialty Risk and Extended Warranty segment as one specific program has continued to experience significant adverse development from construction defect coverage for accident years 2014 to 2022 and new claims emergence reported by AmTrust was again far greater than expected. This program includes multiple year policies written in venues with lengthy statutes of repose which result in extended reporting periods that are continuing; and
• adverse development of $33,580 in U.K. structural defect coverages driven by continued significant emergence during the recent year for policies written in 2011 which are related to both cladding and other perils such as water ingress. The Company's ongoing analysis of this emergence, including additional claims diligence and consultation with subject matter experts concluded that ultimate development patterns may be significantly longer than previously estimated and the Company has considered this in its determination of ultimate loss.
This was partly offset by continued favorable development within Workers Compensation business for accident years 2014 to 2018, as well as favorable development within Commercial Auto Liability during the year ended December 31, 2024.
Net adverse prior year reserve development of $24,098 in the year ended December 31, 2023 for the AmTrust Quota Share was primarily due to reserve strengthening in General Liability and Commercial Auto Liability partly offset by continued favorable development in Workers Compensation due to better than expected loss emergence.
European Hospital Liability Quota Share
Net adverse loss development on European Hospital Liability Quota Share was primarily driven by emergence of loss data from adverse claim verdicts against our client on older claims prior to 2014, resulting in strengthening of loss development tail on underwriting years 2011 to 2014. During 2024, certain tables used in determining non-economic damages were updated by the applicable authorities in Italy and increased compensation values for subject claims. The Company analyzed the potential impact of the changes to these tables on its estimate of ultimate loss for the Hospital Liability contract, including consultation with specialist third-party subject matter experts. In combination with the continued emergence of loss data from adverse claims verdicts noted above, these revisions significantly impacted the Company's evaluation of ultimate loss on these claims resulting in adverse development of $47,015 incurred for the year ended December 31, 2024.
Net adverse prior year reserve development of $10,268 in the year ended December 31, 2023 for the European Hospital Liability Quota Share was driven by emergence of loss data during 2023 on underwriting years 2011 to 2016.
Change in Recoverable for LPT/ADC Agreement
The reconciliation of the beginning and ending gross and net loss and LAE reserves included a net increase in the deferred gain on retroactive reinsurance of $34,015 for the year ended December 31, 2024 (2023 - $25,532 increase). This was primarily due to an increase in the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement with Cavello of $34,039 for the year ended December 31, 2024 (2023 - $25,508 increase) driven by adverse development on loss reserves covered under the LPT/ADC Agreement.
Please refer to Note 8 — Reinsurance for tables that show the components of the increase in the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement and the related deferred gain for the years ended December 31, 2024 and 2023.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
a)Claims Development
The following is a summary of the Company's incurred and paid loss development by accident year, net of reinsurance, from the last ten calendar years including the total reserve for losses, IBNR, plus development on reported loss and LAE for specific lines of business in our reportable segments, Diversified Reinsurance and AmTrust Reinsurance, as of December 31, 2024. Information prior to 2024 is included as unaudited supplementary information. The incurred and paid amounts have been translated from the local currency to U.S. dollars using the December 31, 2024 spot rate for all years presented in the table below in order to isolate changes in foreign exchange rates from loss development. As a reinsurer of primarily quota share contracts, claim counts are available on a very limited basis. Therefore claim counts have not been provided in the tables below as it is impractical to do so.
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
As of December 31, 2024, GLS and its subsidiaries hold insurance liabilities assumed primarily through a few retroactive reinsurance contracts which included total loss reserves of $21,543 and a loss recoverable of $2,830. Losses incurred for the year ended December 31, 2024 include paid losses of $268 and total loss reserves include IBNR reserves of $18,600 at December 31, 2024. Also, please see "Note 5 — Fair Value Measurements" for the derivative liability of $3,984 on a reinsurance contract written by GLS which has been included in accrued expenses and other liabilities. The fair value of this derivative instrument is determined using a discounted cash flow model in which the Company examines current market conditions, historical results as well as contract specific information that may impact future cash flows to assess the reasonableness of inputs used in the valuation model.

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Diversified Reinsurance - IIS business	Incurred loss and LAE, net of reinsurance										At December 31, 2024
For the Year Ended December 31,	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2010	$69,863	$71,938	$73,938	$73,636	74,599	$74,713	$74,996	$75,180	$77,325	$77,112	$553
2011	43,801	43,631	44,010	44,260	44,220	44,182	44,182	44,255	44,212	44,214	58
2012	43,885	43,967	44,229	43,948	43,897	43,831	43,926	43,902	43,861	43,760	143
2013	47,553	47,055	47,655	47,494	47,850	47,786	47,882	47,851	47,797	47,880	(146)
2014	47,779	47,637	47,530	47,329	47,392	47,154	47,048	47,064	47,080	46,926	150
2015	42,478	43,888	44,366	44,015	44,050	43,909	43,649	43,661	43,565	43,583	25
2016		38,336	40,316	39,691	39,678	40,078	39,785	39,871	39,858	39,840	89
2017			36,369	37,261	36,225	35,404	35,415	35,218	35,034	34,879	118
2018				39,540	38,030	38,194	38,226	38,354	37,918	38,325	(379)
2019					33,186	35,040	34,190	34,274	34,214	34,192	134
2020						22,474	21,668	20,575	20,681	20,770	1,583
2021							5,932	5,932	5,932	5,981	3,386
2022								6,827	8,314	9,412	1,716
2023									8,880	8,994	—
2024										15,216	—
Total										$511,084	$7,430

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2010	$47,026	$48,541	$50,021	$51,570	$52,896	$53,903	$54,923	$55,880	$56,935	$57,742
2011	44,009	44,241	44,382	44,484	44,545	44,622	44,671	44,701	44,708	44,725
2012	40,279	40,603	41,185	41,292	41,304	41,382	41,471	41,443	41,455	41,454
2013	43,804	45,144	45,611	45,804	45,877	46,171	46,567	46,673	46,909	46,951
2014	41,562	43,820	45,039	45,273	45,371	45,482	45,539	45,573	45,588	45,599
2015	21,441	38,982	41,029	41,951	42,330	42,589	42,784	42,811	42,822	42,923
2016		21,917	36,001	37,684	38,372	38,964	39,455	40,264	40,509	40,528
2017			18,647	31,774	33,387	34,153	34,392	34,450	34,498	34,497
2018				18,810	34,192	36,101	37,058	37,623	37,872	38,469
2019					15,529	28,213	30,649	31,154	31,458	31,543
2020						10,623	18,093	19,073	19,518	19,748
2021							5,215	9,669	10,790	11,097
2022								1,100	9,954	12,367
2023									801	9,629
2024										1,237
Total										478,509

Total net reserves										$32,575

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
Additionally, for the Specialty Program portion of Covered Business only, AmTrust will be responsible for ultimate net loss otherwise recoverable from Maiden Reinsurance to the extent that the loss ratio to Maiden Reinsurance, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% ("Loss Corridor"). Above and below the Loss Corridor, Maiden Reinsurance has reinsured losses at its proportional 40% share per the AmTrust Quota Share. Effective July 31, 2019, the Loss Corridor was amended such that the maximum amount covered is $40,500, the amount calculated by Maiden Reinsurance for the Loss Corridor coverage as of March 31, 2019. As of December 31, 2024, the projected amount subject to the Loss Corridor is $155,860 which exceeds the maximum amount covered. Any further development above this amount will be subject to the coverage of the LPT/ADC Agreement if it emanates from accident years 2018 and prior. Any loss development from accident year 2019 will be retained by Maiden Reinsurance.
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
This line of business is covered under the LPT/ADC Agreement pursuant to which Cavello has assumed the loss reserves as of December 31, 2018 associated with the AmTrust Quota Share and therefore any adverse development will be recoverable as per terms of the agreement. Recoverables from the LPT/ADC Agreement are displayed in the column "Impact of LPT/ADC" in the loss triangle tables further below. Please refer to Note 10 — Related Party Transactions for information regarding certain workers' compensation policies that were commuted to AII as of July 31, 2019.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Workers' Compensation	Incurred loss and LAE, net of reinsurance (excluding impact of LPT/ADC Agreement)										At December 31, 2024
For the Year Ended December 31,	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$82,301	$83,039	$83,622	$84,710	$83,952	$86,117	$86,292	$86,415	$86,144	$86,220	$1,887	$3,421
2009	106,204	105,901	107,165	110,175	109,664	109,021	110,207	109,384	109,018	109,427	1,808	3,642
2010	125,020	124,073	123,968	127,215	127,381	126,621	126,516	126,308	125,420	124,677	5,932	4,690
2011	133,995	133,916	135,379	138,600	139,685	141,272	137,355	140,257	139,421	139,302	4,145	6,824
2012	171,040	172,692	181,616	192,087	188,879	192,263	187,089	189,114	187,630	186,574	6,038	9,777
2013	238,392	242,447	261,915	276,249	273,571	281,580	277,365	277,226	276,791	276,853	8,441	17,495
2014	365,515	382,260	419,748	457,363	455,521	449,374	445,258	441,185	440,175	438,487	16,985	30,004
2015	474,140	474,212	526,269	551,145	545,271	549,857	547,439	537,963	535,139	531,208	22,180	42,959
2016		528,906	568,006	627,728	603,529	579,849	568,791	559,440	555,645	550,537	27,263	49,955
2017			615,957	654,362	613,577	593,920	591,122	580,155	577,051	574,067	21,999	51,353
2018				592,566	580,528	575,765	585,009	577,485	573,040	572,609	24,117	65,869
2019					12,751	9,945	10,871	10,152	11,943	9,362	(79)	—
Total										$3,599,323	$140,716	$285,989

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$78,161	$79,230	$81,159	$82,436	$82,709	$82,286	$82,676	$82,761	$83,026	$83,138
2009	96,396	98,811	100,103	101,823	102,877	103,771	104,205	104,434	104,685	105,848
2010	108,171	114,639	115,014	115,959	116,332	114,730	115,508	115,765	116,064	116,479
2011	114,107	115,966	122,579	124,315	125,843	129,408	130,413	130,958	131,877	132,524
2012	138,706	150,543	158,807	164,512	168,154	172,251	174,436	175,021	176,022	176,865
2013	168,785	199,300	216,527	227,502	234,342	248,103	252,506	255,720	257,523	259,503
2014	189,954	268,467	321,258	355,414	370,176	383,529	392,101	398,441	404,591	408,716
2015	86,695	246,616	338,642	388,640	417,736	448,867	466,868	476,769	483,387	488,574
2016		110,051	284,501	380,602	428,651	449,347	471,382	484,367	494,160	500,971
2017			111,508	274,596	448,551	485,611	507,903	520,180	528,411	535,127
2018				110,954	409,986	465,762	499,349	515,459	524,987	532,512
2019					3,907	5,821	8,070	9,024	9,717	9,189
Total										3,349,446
	All outstanding liabilities prior to 2008, net of reinsurance									8
Total net reserves excluding impact of LPT/ADC Agreement										249,885

Less: Impact of LPT/ADC Agreement										(285,989)
Total net reserves including impact of LPT/ADC Agreement										$(36,104)

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

General Liability	Incurred loss and LAE, net of reinsurance (excluding impact of LPT/ADC Agreement)										At December 31, 2024
For the Year Ended December 31,	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$34,169	$35,985	$36,627	$37,605	$36,996	$40,398	$40,381	$40,017	$39,796	$39,542	$2,206	$341
2009	32,418	34,040	34,863	35,138	35,410	36,228	35,733	35,495	35,433	35,421	149	149
2010	38,536	38,298	41,597	42,884	43,062	45,490	44,778	44,856	44,907	45,032	235	596
2011	42,100	45,303	49,338	52,746	53,499	55,607	54,683	54,288	54,495	54,410	84	1,160
2012	48,851	50,800	55,991	59,948	63,429	63,704	64,052	63,615	63,214	62,621	4,154	1,710
2013	66,869	68,641	79,731	89,204	92,032	95,050	96,342	96,388	97,920	98,211	411	4,777
2014	66,558	77,930	99,873	111,970	116,085	119,367	119,782	119,413	119,554	119,763	4,684	7,028
2015	118,111	95,766	122,942	139,518	154,071	154,529	154,939	155,234	155,101	158,447	4,608	12,345
2016		98,149	114,864	120,911	148,371	147,858	147,996	150,019	153,168	151,915	4,184	19,032
2017			116,158	133,533	165,268	161,354	162,856	167,257	170,669	173,853	10,677	24,741
2018				121,991	153,822	148,817	148,295	151,791	160,003	169,005	15,976	37,490
2019					5,427	6,017	5,981	3,906	3,077	3,032	371	—
Total										$1,111,252	$47,739	$109,369

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$32,423	$32,765	$34,935	$36,699	$34,893	$37,253	$37,278	$37,473	$37,289	$37,304
2009	28,312	30,924	32,878	33,473	32,487	34,984	34,999	35,093	35,197	35,258
2010	30,948	34,125	37,317	39,214	39,888	42,509	43,076	44,040	44,246	44,438
2011	31,619	39,350	41,257	47,141	49,178	51,492	52,592	53,064	53,320	53,529
2012	29,752	40,864	45,775	53,526	56,538	55,350	57,913	58,889	58,412	57,541
2013	32,249	44,698	58,377	70,074	76,996	83,571	87,178	89,473	92,705	94,491
2014	24,581	36,026	57,678	77,259	86,101	92,861	96,521	102,290	107,865	110,741
2015	20,849	33,963	52,350	79,291	98,278	112,542	120,546	131,224	140,414	147,047
2016		6,402	21,959	45,855	67,064	88,627	101,764	114,422	129,683	137,678
2017			6,967	27,001	51,545	79,531	97,356	119,417	139,460	151,578
2018				7,907	24,618	42,792	65,947	90,841	115,496	132,240
2019					27	314	717	1,218	1,581	2,178
Total										1,004,023
	All outstanding liabilities prior to 2008, net of reinsurance									141
Total net reserves excluding impact of LPT/ADC Agreement										107,370

Less: Impact of LPT/ADC Agreement										(109,369)
Total net reserves including impact of LPT/ADC Agreement										$(1,999)

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

Commercial Auto Liability	Incurred loss and LAE, net of reinsurance (excluding impact of LPT/ADC Agreement)										At December 31, 2024
For the Year Ended December 31,	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$34,584	$35,975	$35,521	$35,382	$35,542	$37,746	$37,854	$37,885	$37,880	$37,622	$2,274	$42
2009	31,024	30,468	30,919	31,033	31,064	31,082	31,019	30,979	30,978	30,851	507	44
2010	40,193	40,523	42,146	41,996	42,070	40,637	40,631	40,608	40,556	40,556	139	2
2011	33,839	34,790	36,149	36,065	34,643	34,707	34,690	34,633	34,644	34,659	502	—
2012	44,812	48,116	46,150	45,753	45,917	45,902	45,753	45,860	45,887	45,762	(77)	8
2013	50,647	59,702	63,162	62,163	63,620	63,532	63,589	63,500	63,471	63,320	32	209
2014	55,023	73,966	82,427	89,299	92,572	94,238	93,208	93,164	93,434	92,820	465	115
2015	66,967	92,955	106,560	119,141	127,560	129,849	129,082	129,632	130,631	130,496	93	259
2016		121,828	118,210	144,077	171,504	170,275	167,479	170,221	171,563	170,554	(2,616)	4,026
2017			156,575	189,257	220,457	230,972	220,471	224,132	227,165	226,839	1,761	7,097
2018				177,150	224,780	230,200	219,800	230,516	234,717	234,527	3,014	13,323
2019					79,172	77,371	73,023	74,553	74,504	73,888	2,508	—
2020										—	(7)	—
Total										$1,181,894	$8,595	$25,125

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$33,536	$34,074	$34,803	$35,284	$36,968	$34,982	$35,013	$35,339	$35,349	$35,349
2009	29,226	29,829	29,842	30,204	31,194	30,337	30,340	30,341	30,342	30,342
2010	37,734	39,413	39,750	40,282	40,395	40,407	40,411	40,416	40,416	40,416
2011	29,769	32,362	33,130	33,155	33,451	33,872	34,005	34,158	34,159	34,157
2012	35,460	43,745	44,165	45,555	45,751	45,819	45,812	45,825	45,831	45,831
2013	34,379	48,122	57,349	59,600	62,331	62,562	62,968	63,070	63,079	63,101
2014	22,858	42,960	64,459	79,766	87,458	90,761	91,000	91,115	91,819	92,295
2015	13,102	39,179	62,945	86,433	107,707	118,753	121,605	125,415	128,693	130,298
2016		19,071	48,595	76,635	113,174	133,826	145,727	158,822	165,475	169,924
2017			26,863	69,657	115,623	154,600	176,863	197,857	212,952	219,869
2018				30,018	67,080	107,184	138,770	178,479	207,553	221,401
2019					9,456	22,799	34,365	49,073	59,162	66,969
2020						7	7	7	7	7
Total										1,149,959
	All outstanding liabilities prior to 2008, net of reinsurance									42
Total net reserves excluding impact of LPT/ADC Agreement										31,977

Less: Impact of LPT/ADC Agreement										(25,125)
Total net reserves including impact of LPT/ADC Agreement										$6,852

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
AmTrust Reinsurance: European Hospital Liability
AmTrust entered this line of business in Italy in 2010 when it believed there were significant opportunities in what had traditionally been an under-performing market. European Hospital Liability policies are written on a claim made basis. Maiden wrote a separate annually renewable contract covering this exposure in 2011 which is not part of the AmTrust Quota Share. Currently, most exposure remains in Italy with a modest amount of exposure to other European nations. Indemnity amounts for Italian exposures are governed by the Court of Milan tables, which vary awards for insureds by the age of the injured party and the severity of the injury. These tables were amended during 2024 which is likely to cause an increase in severity for newly reported claims, and possibly for existing claims as well.
The European Hospital Liability Quota Share is a claims made exposure, and in many instances claims are eventually closed with no liability. Existing case reserves reflect an estimate of the probability of a claim closing without liability. The reserving analysis includes a projection of the percentage of claims which will close with payment, as well as an estimate of the average severity of those claims. Claims are reviewed by homogenous groupings of injury types in order to provide a credible estimate of future claim movements and severities. A provision for the impact on average severities as a result of the Milan table changes was also estimated, largely based on available industry information.
European Hospital Liability business is not covered under the LPT/ADC Agreement, therefore any adverse development in this line of business may result in significant losses. Our initial underwriting year loss projections are generally based on the ELR method, derived from historical performance after the consideration of loss and premium trends. As the exposure matures, the projection methodology transitions to the LD method, complemented by an analysis of the resulting implied per claim severity as discussed in the proceeding section. The underlying policies assumed are subject to deductibles on both a per claim and aggregate basis, and the LD method is applied to the net of deductible data to calculate a final estimate of reserves net of all deductibles.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

European Hospital Liability	Incurred loss and LAE, net of reinsurance										At December 31, 2024
For the Year Ended December 31,	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2011	$43,235	$59,534	$57,727	$55,352	$57,435	$57,694	$58,398	$65,326	$66,262	$70,381	$2,888
2012	94,543	84,573	80,080	103,491	107,954	108,813	110,157	113,189	114,113	124,200	4,422
2013	58,822	77,276	70,658	90,567	95,932	97,214	98,717	100,602	101,826	114,590	6,667
2014	49,171	52,668	58,603	73,895	78,721	79,682	80,926	80,751	83,423	94,948	6,302
2015	43,535	42,267	55,032	60,507	63,395	63,613	65,744	67,226	69,361	74,063	4,625
2016		40,760	46,923	61,415	63,738	62,343	63,584	63,075	64,315	65,736	2,317
2017			37,524	47,810	49,760	48,431	46,599	45,464	45,939	46,800	2,166
2018				40,849	28,972	29,829	29,240	31,310	31,376	31,301	165
2019					14,554	13,472	14,366	14,313	14,484	14,683	1,192
Total										$636,702	$30,744

	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2011	$26,357	$32,749	$37,890	$41,730	$45,194	$49,367	$52,088	$55,995	$59,354	$60,777
2012	41,731	53,652	63,262	70,615	76,225	85,429	90,071	96,429	102,288	107,195
2013	23,678	36,127	45,415	50,896	57,537	69,647	74,747	82,124	88,156	95,687
2014	10,847	22,548	32,091	36,009	42,476	53,388	56,104	65,467	72,155	78,540
2015	3,180	10,112	20,877	26,644	31,998	41,971	41,519	50,396	56,260	59,549
2016		3,281	9,747	16,151	21,483	31,887	34,275	43,447	48,209	52,057
2017			1,171	4,044	6,931	13,453	18,542	27,473	31,515	35,395
2018				843	2,076	4,946	7,117	20,290	23,237	24,857
2019					10,499	1,467	2,771	9,645	10,603	11,241
Total										525,298
Total net reserves										$111,404

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

All Other Lines	Incurred loss and LAE, net of reinsurance (excluding impact of LPT/ADC Agreement)										At December 31, 2024
For the Year Ended December 31,	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR	Impact of LPT/ADC
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$29,237	$29,070	$29,576	$29,574	$29,519	$24,045	$24,016	$24,013	$24,013	$23,758	$(5,092)	$—
2009	14,309	14,492	16,088	15,653	14,617	15,750	15,373	15,373	15,379	15,523	528	10
2010	16,078	16,105	17,071	17,059	15,438	15,905	15,905	15,905	15,905	15,905	51	—
2011	22,359	22,616	23,376	23,506	21,469	21,515	21,500	21,496	21,490	21,500	148	—
2012	21,898	18,673	19,850	20,260	19,578	17,969	17,811	17,819	17,775	17,743	(341)	100
2013	28,058	22,918	21,313	21,669	21,735	20,644	20,639	20,637	20,593	20,306	847	160
2014	25,268	26,021	24,958	26,278	24,929	21,496	21,491	21,493	21,481	21,340	(155)	79
2015	52,706	54,857	49,631	49,463	47,882	44,939	44,749	44,456	44,379	44,512	755	35
2016		79,654	74,948	72,384	73,602	67,060	66,944	66,791	67,162	65,839	5,064	231
2017			104,637	96,812	92,904	96,196	96,104	96,267	96,485	96,598	1,516	425
2018				96,910	103,489	101,553	101,913	102,061	101,326	103,207	271	684
2019					37,945	43,146	43,554	42,003	42,310	42,123	563	—
2020										—	(103)	—
Total										$488,354	$4,052	$1,724
	Cumulative paid loss and LAE, net of reinsurance
For the Year Ended December 31,	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$29,388	$29,177	$30,833	$30,683	$29,234	$24,706	$28,850	$28,850	$28,850	$28,850
2009	13,105	13,870	15,224	15,051	14,009	14,954	14,986	14,986	14,986	14,986
2010	15,748	16,058	16,919	16,786	15,285	15,853	15,854	15,854	15,854	15,854
2011	22,044	22,715	23,892	23,661	21,481	21,343	21,339	21,334	21,359	21,352
2012	16,936	17,946	18,205	18,685	17,559	18,071	18,077	18,077	18,084	18,083
2013	17,509	20,258	20,456	20,447	19,343	20,146	19,465	19,463	19,482	19,460
2014	20,277	20,940	22,018	26,194	21,405	21,497	21,493	21,509	21,532	21,494
2015	28,929	45,208	42,631	41,962	44,179	43,622	43,895	43,742	43,737	43,754
2016		42,795	69,805	65,452	63,234	63,450	60,008	59,967	60,682	60,628
2017			48,903	80,726	80,735	93,212	93,541	94,206	94,710	94,947
2018				56,539	86,455	98,386	101,158	102,587	102,406	102,774
2019					22,095	38,793	40,427	40,670	41,028	41,243
2020						4	103	103	103	103
2021							66	66	55	55
Total										483,583
	All outstanding liabilities prior to 2008, net of reinsurance									(3)
Total net reserves excluding impact of LPT/ADC Agreement										4,768

Less: Impact of LPT/ADC Agreement										(1,724)
Total net reserves including impact of LPT/ADC Agreement										$3,044

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Reconciliation of Loss Development Tables to Consolidated Balance Sheet
The following table represents a reconciliation of the net incurred and paid loss development tables to the reserve for loss and LAE in the Consolidated Balance Sheet at December 31, 2024:

	December 31, 2024
	Total Net Reserves (including impact of ADC)	Reinsurance Recoverables on unpaid claims	Total Gross Reserves
Diversified Reinsurance
IIS business	$32,575	$234	$32,809
Other reconciling items excluded from loss development tables
GLS	18,713	2,830	21,543
Other run-off lines	14,063	—	14,063
Total Diversified Reinsurance	65,351	3,064	68,415
AmTrust Reinsurance
Workers' Compensation(1)	(36,104)	285,989	249,885
General Liability	(1,999)	109,369	107,370
Commercial Auto Liability	6,852	25,125	31,977
European Hospital Liability	111,404	—	111,404
All Other Lines	3,044	1,724	4,768
Total	83,197	422,207	505,404
Other reconciling items excluded from loss development tables	71,167	110,703	181,870
Total AmTrust Reinsurance	154,364	532,910	687,274

US Treaty business ceded to Cavello	2,633	35,357	37,990

Total reserves for loss and LAE	$222,348	$571,331	$793,679
(1) Remaining Workers' Compensation reserves from commutation to AmTrust executed by Maiden in July 2019 are approximately $83,305 which are treated as outstanding per the LPT/ADC Agreement with Cavello. The allocated portion of these reserves projected to be paid by Cavello in future periods results in an estimated ceded IBNR which exceeds the gross IBNR.
b)Claims duration disclosure
The following unaudited supplementary information represents the average annual percentage payout of net loss and LAE by age, net of reinsurance, for both our reportable segments at December 31, 2024:

	Average annual payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Diversified Reinsurance
International	43.0%	5.2%	1.5%	(0.4)%	0.7%	1.1%	—%	0.1%	(0.4)%	—%
AmTrust Reinsurance
Workers' Compensation	19.1%	32.4%	18.2%	8.8%	5.0%	3.4%	2.5%	1.9%	1.3%	1.3%
General Liability	5.9%	10.4%	13.1%	15.9%	14.0%	10.8%	8.2%	6.7%	4.1%	3.7%
Commercial Auto Liability	11.9%	17.7%	18.8%	18.2%	14.0%	8.6%	5.3%	2.3%	1.5%	0.8%
European Hospital Liability	3.2%	7.2%	10.6%	14.0%	12.4%	8.7%	4.7%	4.6%	5.0%	3.8%
All other lines	57.1%	32.4%	2.7%	4.7%	3.6%	(0.9)%	1.2%	—%	(0.6)%	(0.1)%
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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Consolidated Income Statements for the years ended December 31, 2024 and 2023, respectively:

For the Year Ended December 31,	2024	2023
Gross and net premiums written	$(1,686)	$(3,936)
Net premiums earned	13,687	14,930
Other insurance expense	(24,259)	—
Net loss and loss adjustment expenses	(167,987)	(47,617)
Commission and other acquisition expenses	(9,044)	(5,583)
Collateral provided to AmTrust
a) AmTrust Quota Share
To provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of AmTrust's insurance subsidiaries, established trust accounts ("Trust Accounts") for their benefit. Maiden Reinsurance has provided appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral which can include (a) assets loaned by Maiden Reinsurance to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Reinsurance for deposit into the Trust Accounts, or (c) a letter of credit obtained by Maiden Reinsurance and delivered to an AmTrust subsidiary on AII's behalf. Maiden Reinsurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Reinsurance's proportionate share of its obligations under the AmTrust Quota Share. The collateral requirements under the AmTrust Quota Share with AII were satisfied as follows:
•.by lending funds of $167,975 at December 31, 2024 and 2023 pursuant to a loan agreement entered into between those parties. Advances under the loan are secured by promissory notes. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. There was no allowance for expected credit losses recognized on the loan at December 31, 2024 and 2023. Interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. The interest income on the loan was $11,997 for the year ended December 31, 2024 (2023 - $11,802) and the effective yield was 7.1% (2023 - 7.0%).
•.on January 30, 2019, in connection with the termination of the reinsurance agreements described above, the Company and AmTrust amended the Loan Agreement between Maiden Reinsurance, AmTrust and AII, originally entered into on November 16, 2007, by extending the maturity date to January 1, 2025 and specifies that due to the termination of the AmTrust Quota Share, no further loans or advances may be made pursuant to the Loan Agreement. Please see Note 17 — Subsequent Events for recent amendments to the Loan Agreement that became effective January 1, 2025 that further extended the maturity date of the loan to January 1, 2033.
•on January 11, 2019, the Company transferred $575,000 to AmTrust as a portion of the existing Trust Accounts used for collateral on the AmTrust Quota Share was converted to funds withheld. The funds withheld receivable earned an annual interest rate of 3.5% for 2024, which was subject to annual adjustment (2023 - 3.5%). At December 31, 2024, the funds withheld balance with AmTrust was $0 (2023 - $128,451) and accrued interest was $0 (2023 - $1,584). The interest income on the funds withheld receivable was $1,262 for the year ended December 31, 2024 (2023 - $10,009). No allowance for expected credit losses was recognized for the fund withheld receivable from AmTrust and related accrued interest at December 31, 2023.
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
On December 31, 2024, Maiden Reinsurance and AmTrust agreed to further amend the AmTrust Quota Share pursuant to Post Termination Endorsement No. 3. Please refer to Note 17 — Subsequent Events for specific details pertaining to Post Termination Endorsement No. 3 that will reduce the collateral requirements on the AmTrust Quota Share during the second or third quarter of 2025.
On December 31, 2024, Maiden Reinsurance and AmTrust entered into a Loan Agreement (the “Premium Repayment Loan Agreement”) by which Maiden Reinsurance will repay AII the principal amount of $24,259 representing settlement of a dispute over cessions of uncollectible ceded premiums written made by AII to Maiden Reinsurance, payable by Maiden Reinsurance in quarterly installments through the maturity date of December 31, 2032. This settlement was recognized on the Consolidated Balance Sheets as reinsurance losses payable within accrued expenses and other liabilities. AmTrust may offset any amount payable against any amount due and unpaid by Maiden Reinsurance, under any agreement between AmTrust or its affiliate and Maiden Reinsurance or its affiliate, including without limitation, the European Hospital Liability Quota Share, dated April 1, 2011, as amended. Interest will be payable at a rate equivalent to the Fed Funds rate plus 150 basis points per annum under the terms of Premium Repayment Loan Agreement.
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of collateral held in reinsurance trust accounts at December 31, 2024 was $123,681 (2023 - $147,635) and the accrued interest was $1,008 (2023 - $1,091). Please refer to Note 17 — Subsequent Events for specific details pertaining to Post Termination Endorsement No. 2 to the European Hospital Liability Quota Share that reduces the collateral requirements in the first quarter of 2025.
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $227 of investment management fees for the year ended December 31, 2024 (2023 - $324) under this agreement.
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
Renewal Rights Transaction - IIS Business
On May 3, 2024 and June 20, 2024, Maiden LF and Maiden GF entered into the AmTrust Renewal Rights Agreements with certain subsidiaries of AmTrust, which are expected to cover certain programs of Maiden LF and Maiden GF's primary business written in Sweden, Norway, other Nordic countries, the United Kingdom and Ireland.
Under these agreements, those AmTrust subsidiaries in collaboration with existing Maiden LF and Maiden GF distribution partners, will offer renewals to select policyholders in exchange for a fee at standard market terms for business successfully renewed. All programs written by Maiden LF and GF, including those covered by the AmTrust Renewal Rights Agreements, are in the process of being cancelled in accordance with either their contractual terms or as applicable, the requirements of the AmTrust Renewal Rights Agreements.
As at December 31, 2024, Maiden LF and Maiden GF substantially completed all the main contractual obligations as per the AmTrust Renewal Rights Agreements and recognized total commission income of approximately $192 which was recorded in foreign exchange and other gains for the year ended December 31, 2024.
Combination Agreement with Kestrel Group
On December 29, 2024, the Company entered into a combination agreement with Kestrel to combine and form a new, publicly listed specialty program group as discussed in Note 1 — Organization. AmTrust is a significant shareholder of Kestrel. Following closing of the transaction, Kestrel will continue to write business through its use of A.M. Best A- FSC XV insurance carriers, including Sierra Specialty Insurance Company, Rochdale Insurance Company, Park National Insurance Company, and Republic Fire and Casualty Insurance Company, all subsidiaries of AmTrust. In connection with the transaction, the combined company will have the option to acquire the Insurers from AmTrust.
Following completion of the transaction, the board of directors of the combined company will consist of seven directors, made up of four directors selected by an affiliate of Kestrel Intermediate Ledbetter Holdings LLC, two of whom will be independent under applicable securities laws and stock exchange rules, and three directors selected by AmTrust, two of whom will be independent under applicable securities laws and stock exchange rules.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees
a) Concentrations of Credit Risk
At December 31, 2024 and 2023, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance balances receivable, reinsurance recoverable on unpaid losses and funds withheld receivable. Please refer to "Note 8 — Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength.
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
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at December 31, 2024. To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at December 31, 2024 will be fully collectible.
Please refer to "Note 2. Significant Accounting Polices" for additional information on the Company's credit loss allowances as at December 31, 2024 regarding other investments, reinsurance recoverable on unpaid losses, reinsurance balances receivable and funds withheld receivable that were recorded under Topic 326 which was adopted effective January 1, 2023.
b) Concentrations of Revenue
During the year ended December 31, 2024, net premiums earned from AmTrust accounted for $13,687 or 27.7% of total net premiums earned (2023 – $14,930 or 34.0%).
c) Brokers
The Company formerly marketed its Diversified Reinsurance segment through third-party intermediaries as well as directly through its own marketing efforts. The majority of business within the Diversified Reinsurance segment was marketed directly through our own efforts with no significant reliance on brokers for the years ended December 31, 2024 and 2023.
d) Letters of Credit
At December 31, 2024, the Company had standby letters of credit outstanding of $36,904 (2023 - $40,479) for collateral purposes. These are secured by cash and fixed maturities with a fair value of $42,606 at December 31, 2024 (2023 - $46,935). The standby letters of credit are principally used to support the reinsurance obligations of the operating subsidiaries and are subject to certain covenants, including the requirement to maintain sufficient collateral to cover all of the obligations. Such obligations include contingent reimbursement obligations for outstanding letters of credit and related fees payable. In the event of default, the credit providers may exercise certain remedies, including the exercise of control over the pledged collateral and the termination of the availability of the standby credit facility to any or all of the operating subsidiaries. At December 31, 2024, the operating subsidiaries were in compliance with all standby letter of credit covenants.
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
The Company has contracted to lease office space in a building in New York City that commenced in April 2024, which created a significant right-of-use asset and a lease liability upon completion of certain leasehold improvements for the ten-year operating lease. The Company has occupied this space and capitalized the leased asset in the second quarter of 2024.
As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 8.5%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. At December 31, 2024, the Company's future lease obligations of $1,909 (2023 - $228) were calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
This amount has been recognized on the Consolidated Balance Sheets as a lease liability within accrued expenses and other liabilities with an equivalent amount for the right-of-use asset presented as part of other assets. At December 31, 2024, the Company's right-of-use lease asset of $1,354 reflected certain lease incentives that were accepted which reduced the right-of-use asset and were separately capitalized under leasehold improvements to be depreciated over the effective term of the related lease agreements (December 31, 2023: $228).
The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's weighted-average remaining lease term is 9.8 years at December 31, 2024.
Under Topic 842, Leases, the Company recognizes the related leasing expense on a straight-line basis over the lease term on the Consolidated Statements of Income. The total lease expense for the year ended December 31, 2024 was $586 (2023 - $478) recognized within general and administrative expenses consistent using the prior accounting treatment under Topic 840.
At December 31, 2024, the scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

For the Year Ended December 31,	Total
2025	$277
2026	277
2027	277
2028	277
2029	285
Thereafter	1,449
Discount for present value	(933)
Total discounted operating lease liabilities	$1,909

g) Investment Commitments and Related Financial Guarantees
The Company had total unfunded commitments on alternative investments of $43,966 at December 31, 2024 (2023 - $100,846) which included commitments for other investments, private equity securities and equity method investments. The table below shows the total unfunded commitments by type of investment as at December 31, 2024 and 2023:

December 31,	2024		2023
	Fair Value	% of Total	Fair Value	% of Total
Private equity funds	$28,258	64.3%	$53,675	53.2%
Private credit funds	—	—%	11,361	11.3%
Investments in direct lending entities	—	—%	595	0.6%
Total unfunded commitments on other investments	$28,258	64.3%	$65,631	65.1%

Total unfunded commitments on equity securities	$—	—%	$14,735	14.6%

Total unfunded commitments on equity method investments	$15,708	35.7%	$20,480	20.3%

Total unfunded commitments on alternative investments	$43,966	100.0%	$100,846	100.0%
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
As discussed above, at December 31, 2024, guarantees of $67,740 (2023 - $62,508) were provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.
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
In April 2009, the Company learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Reinsurance, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistleblowing in violation of the whistleblower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged that he was terminated for raising concerns regarding corporate governance with respect to the negotiation of the terms of the Trust Preferred Securities Offering. He seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Reinsurance, back pay and legal fees incurred. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor. The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011. On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014 and concluded in November 2018. On September 2, 2021, Administrative Law Judge Theresa C. Timlin of the U.S. Department of Labor issued a decision and order which denied Mr. Turin’s complaint in full. On September 16, 2021, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. On June 29, 2023, the Administrative Review Board issued a decision and order which summarily affirmed the September 2, 2021 decision and order of the Administrative Law Judge. The decision and order of the Administrative Review Board became the final order of the Secretary of Labor on July 27, 2023. On July 28, 2023, Mr. Turin filed a petition for review of the final order of the Secretary of Labor in the United States Court of Appeals for the Second Circuit. The Secretary of Labor is the respondent before the Second Circuit and the Court granted the Company's petition to intervene in order to present its position to the Court. On November 13, 2024, the Second Circuit found Turin’s arguments to be without merit and denied the petition for review.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees (continued)
On December 26, 2024, WUSO Holding Corporation and 683 Capital Partners filed a lawsuit against Maiden NA and Maiden Holdings in the Supreme Court of the State of New York, County of New York, captioned WUSO Holding Corporation and 683 Capital Partners, LP v. Maiden Holdings North America, Ltd. and Maiden Holdings, Ltd., Index No. 659861/2024. The complaint alleges that Maiden’s sale of Maiden Reinsurance North America, Inc., which closed approximately six years ago from the date of the complaint, breached a sole provision of Maiden’s indenture governing its 7.75% 2013 Senior Notes. Plaintiffs allege that principal and interest payable under the 7.75% 2013 Senior Notes are due currently, rather than upon the stated maturity date of the 2013 Senior Notes. Maiden believes it has substantial procedural and substantive defenses to the asserted claims, and it intends to vigorously defend against these claims.
We believe all of the above claims are without merit and we intend to vigorously defend ourselves. It is possible that additional lawsuits will be filed against the Company, its subsidiaries and its respective officers due to the diminution in value of our securities as a result of our operating results and financial condition. It is currently uncertain as to the effect of such litigation on our business, operating results and financial condition.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Year Ended December 31,	2024	2023
Numerator:
Net loss attributable to Maiden common shareholders	$(200,969)	$(38,569)
Denominator:
Weighted average number of common shares – basic and diluted(1)	99,902,695	101,382,606
Basic and diluted loss per share attributable to common shareholders	$(2.01)	$(0.38)
(1)Please refer to "Note 6 — Shareholders' Equity" and "Note 14 — Share Compensation and Pension Plans" in the Notes to Consolidated Financial Statements for the terms and conditions of securities that could potentially be dilutive in the future. For the years ended December 31, 2024 and 2023, there were no potentially dilutive securities.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
13. Income Taxes
Maiden Holdings believes that they operate in a manner such that they will not be considered to be engaged in a trade or business in the U.S. Accordingly, Maiden Holdings has not recorded any provision for U.S. taxation.
Bermuda enacted the Corporate Income Tax Act 2023 on December 27, 2023 (the “CIT Act”). Entities subject to tax under the CIT Act are the Bermuda constituent entities of multi-national groups. A multi-national group is defined under the CIT Act as a group with entities in more than one jurisdiction with consolidated revenues of at least €750 million for two of the four previous fiscal years. If Bermuda constituent entities of a multi-national group are subject to tax under the CIT Act, such tax is charged at a rate of 15% of the net income of such constituent entities (as determined in accordance with the CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). No tax is chargeable under the CIT Act until tax years starting on or after January 1, 2025. The Company's consolidated revenues do not presently meet the minimum amounts for taxation under the CIT Act. Should the Company become eligible to be taxed under the CIT Act, there would be an adverse effect on the Company's results of operation.
Pillar Two addresses the Base Erosion and Profit Shifting ("BEPS") risk of profit shifting to entities in low tax jurisdictions by introducing a global minimum tax and a proposed tax on base eroding payments, which would operate through a denial of a deduction or imposition of source-based taxation (including withholding tax) on certain payments. In December 2021, the OECD issued Pillar Two model rules for domestic implementation of the global minimum tax and shortly thereafter the European Commission proposed a Directive to implement the Pillar Two rules into EU law, which required EU member states to transpose the rules into their national laws by December 31, 2023 with certain measures initially being effective from January 1, 2024. In 2023, a number of jurisdictions (including Sweden and the UK) passed legislation to implement the OECD/G20's model rules into domestic law with effect from January 1, 2024. The proposals, in particular in relation to Pillar Two, are broad in scope and include a number of exemptions which are available to the Company therefore no impact on our results of operation are expected at this time.
Maiden NA files a consolidated federal income tax return for the Company’s U.S. based subsidiaries, including Maiden Reinsurance, which re-domesticated to Vermont on March 16, 2020 and, as a result, became subject to U.S. taxes. Maiden NA has Net Operating Loss carry-forwards ("NOL") and other Deferred Tax Assets (“DTA”) and Deferred Tax Liabilities (“DTL”) that are not presently recognized as a net DTA because a full valuation allowance is currently carried against them. Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes was determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should our U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Tax years 2021 to 2023 are subject to examination in the U.S by the Internal Revenue Service. The Inflation Reduction Act was signed into law in August 2022 and is effective for tax years beginning after December 31, 2022. The minimum tax provisions under the act are not currently applicable to the Company as we do not meet the taxable income thresholds.
The Company has subsidiary operations in various other locations around the world, including Canada, Ireland, Sweden and the United Kingdom, that are subject to relevant taxes in those jurisdictions. These subsidiaries are not under examination but generally remain subject to examination in all applicable jurisdictions for tax years from 2020 through 2024. Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries as it is the intention that such earnings will remain reinvested or will not be taxable. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding tax in the country of the paying entity. Currently, however, no withholding taxes have been accrued.
There were no unrecognized tax benefits at December 31, 2024 and 2023. Total loss before income taxes and total income tax expense for the years ended December 31, 2024 and 2023 are as follows:

For the Year Ended December 31,	2024	2023
Loss before income taxes – Domestic (Bermuda)	$(41,638)	$(32,456)
Loss before income taxes – Foreign (U.S. and others)	(158,276)	(5,917)
Total loss before income taxes	$(199,914)	$(38,373)

Current tax expense – Domestic (Bermuda)	$—	$—
Current tax benefit – Foreign (U.S. and others)	(171)	(146)
Total current tax benefit	(171)	(146)

Deferred tax expense – Domestic (Bermuda)	—	—
Deferred tax expense – Foreign (U.S. and others)	1,226	342
Total deferred tax expense	1,226	342

Total income tax expense	$1,055	$196

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
13. Income Taxes (continued)
The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2024 and 2023 to the amount computed by applying the effective tax rate of 0.0% under Bermuda law to the Company's loss before income taxes:

For the Year Ended December 31,	2024	2023
Loss before income taxes	$(199,914)	$(38,373)
Less: income tax expense	1,055	196
Net loss	$(200,969)	$(38,569)
Reconciliation of effective tax rate (% of income before income taxes)
Bermuda tax rate	—%	—%
U.S. taxes at statutory rates	19.4%	(2.0)%
Valuation allowance in respect of U.S. taxes	(19.4)%	2.0%
Other jurisdictions	(0.5)%	(0.5)%
Actual tax rate	(0.5)%	(0.5)%
Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of the Company's deferred tax assets and liabilities at December 31, 2024 and 2023 were as follows:

December 31,	2024	2023
Deferred tax assets:
Net operating losses	$96,517	$70,858
Unearned premiums	1,228	1,929
Capital loss carry-forward	324	2,909
Net unrealized losses on investments	24,959	17,223
Discounting of net loss and LAE reserves	13,345	14,542
Deferred gain on retroactive reinsurance	22,041	14,892
Others	2,763	2,373
Deferred tax assets before valuation allowance	161,177	124,726
Valuation allowance	159,231	119,742
Deferred tax assets, net	1,946	4,984
Deferred tax liabilities:
Deferred commission and other acquisition expenses	1,946	4,195
Deferred tax liabilities	1,946	4,195
Net deferred tax asset	$—	$789
The net deferred tax asset at December 31, 2024 was $0 (2023 - $789). A valuation allowance has been established against the net U.S. and International deferred tax assets which is primarily attributable to net operating losses and capital losses in the respective regions. At this time, the Company believes it is necessary to establish a valuation allowance against the U.S. and International net deferred tax assets as more evidence is needed regarding the utilization of these losses. During 2024, the Company recorded an increase in the valuation allowance of $39,489 (2023 - increase of $3,505).
At December 31, 2024, the Company has available net operating loss carry-forwards of $459,604 (2023 - $337,420) for income tax purposes. Approximately $379,855 (2023 - $186,203) of the net operating loss carryforwards expire in various years beginning in 2029. As of December 31, 2024, approximately $79,749 or 17.4% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law. At December 31, 2024, the Company has remaining capital loss carry-forwards of $1,542 (2023 - $13,853) which will expire beginning in 2027. Capital loss carry-forwards of $9,787 expired during the year ended December 31, 2024.

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
This table shows all share option activity under the 2019 Omnibus Plan for the years ended December 31, 2024 and 2023:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Option Exercise Prices (Low to High)
Outstanding, December 31, 2022	144,000	$9.72	3.40 years	—	$3.24	$13.98
Expired	(22,500)	10.48
Outstanding, December 31, 2023	121,500	9.58	2.97 years	—	$3.24	$13.98
Expired	(18,000)	12.24
Forfeited	—
Outstanding, December 31, 2024	103,500	9.12	2.41 years	—	$3.24	$13.98
Total exercisable, December 31, 2024	103,500	9.12	2.41 years	—	$3.24	$13.98
The weighted average grant date fair value is $1.85 (2023 - $2.22) for all options outstanding at December 31, 2024. All outstanding options as at December 31, 2024 and 2023 were fully vested. There were zero share options exercised during the years ended December 31, 2024 and 2023.
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
For the year ended December 31, 2024, the Company issued a total of 1,627,050 (2023 - 804,099) restricted shares to non-employee directors as well as employees for compensation related to their services. The restricted shares for non-employee directors were issued on June 1, 2024 pursuant to the 2019 Omnibus Plan and vest in full on June 1, 2025. The restricted shares issued to other employees will vest after two years of service. The total fair value of NPB Restricted Shares that vested during the year ended December 31, 2024 was $1,308 (2023 - $797).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
14. Share Compensation and Pension Plans (continued)
Discretionary Performance-Based ("PB") Restricted Shares
During the year ended December 31, 2024, a total of zero (2023 - 225,490) restricted shares were granted to senior management pursuant to the 2019 Omnibus Plan, of which zero (2023 - 225,490) restricted shares vested immediately. The total fair value of PB Restricted Shares that vested during the year ended December 31, 2024 was $0 (2023 - $519).
The following table shows the summary of activity for the Company's restricted share awards:

	Non-Performance-Based Restricted Shares		Discretionary Performance-Based Restricted Shares
	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2022	492,463	$2.71	—	$—
Awards granted	804,099	2.25	225,490	2.30
Awards vested	(282,785)	2.82	(225,490)	2.30
Awards forfeited	(38,750)	2.49	—	—
Non-vested at December 31, 2023	975,027	2.31	—	—
Awards granted	1,627,050	1.56	—	—
Awards vested	(566,443)	2.31	—	—
Non-vested at December 31, 2024	2,035,634	1.71	—	—
Total unrecognized compensation cost of $1,603 related to restricted shares at December 31, 2024, which will be recognized during the next 1.04 years. Total share-based expense for the year ended December 31, 2024 was $2,001 (2023 - $1,725).
The table above excludes 3,004,216 restricted shares granted as follows: (i) 450,980 restricted shares granted on March 15, 2022 that may be earned by certain executives of the Company starting at the conclusion of fiscal 2023 upon the achievement of certain financial metrics as established in the Company’s year-end audited consolidated financial statements, which metrics must be achieved by the end of fiscal 2025, in the sole discretion of the Compensation Committee, (ii) 300,000 restricted shares granted on March 17, 2023, that may be earned by certain executives of the Company starting at the conclusion of fiscal 2023 upon the achievement of certain financial metrics as established in the Company’s year-end audited consolidated financial statements, which metrics must be achieved by the end of fiscal 2026, in the sole discretion of the Compensation Committee; (iii) 300,000 restricted shares granted on March 17, 2023, that may be earned by certain executives of the Company starting at the conclusion of fiscal 2024 upon the achievement of certain financial metrics as established in the Company’s year-end audited consolidated financial statements, which metrics must be achieved by the end of fiscal 2026, in the sole discretion of the Compensation Committee; and (iv) 1,953,236 restricted shares granted on March 7, 2024, that may be earned in whole or in part by certain executives of the Company starting at the conclusion of fiscal 2024 upon the achievement of certain financial metrics as established in the Company’s year-end audited consolidated financial statements, which final valuation will be determined at the end of fiscal 2027, in the sole discretion of the Compensation Committee. In the years ended December 31, 2024 and 2023, the Company did not recognize any compensation expense related to these awards as none of the financial metrics were met.
Pension Plans
The Company provides pension benefits to eligible employees principally through its sponsorship of various defined contribution plans which vary by subsidiary. The Company’s total expenses for its defined contribution pension plans for the year ended December 31, 2024 was $783 (2023 - $795).

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

	Maiden Reinsurance (a)	Maiden LF (b)	Maiden GF (b)
Statutory Capital and Surplus
December 31, 2024	$737,217	$6,642	$6,920
December 31, 2023	886,264	7,449	8,245

Statutory Net Income (Loss)
For the Year Ended December 31, 2024	$(95,426)	$(396)	$(910)
For the Year Ended December 31, 2023	25,816	(997)	(1,479)
a) United States of America
Under Vermont statutory regulations, no captive insurance company may pay a dividend out of, or other distribution with respect to, capital or surplus without the prior approval of the Commissioner of the Vermont DFR. Approval of an ongoing plan for dividend payments or other distributions shall be conditioned upon the retention, at the time of each payment, of capital or surplus in excess of amounts specified by, or determined in accordance with formulas approved by, the Commissioner of the Vermont DFR. Notwithstanding the provisions of 11B Vermont Statutes Annotated chapter 13, a captive insurance company may make such distributions as are in conformity with its purposes and approved by the Commissioner of the Vermont DFR.
On May 13, 2022, the Vermont DFR approved an annual dividend program to be paid by Maiden Reinsurance to Maiden NA with notification to the Vermont DFR as dividends are paid quarterly. Pursuant to this approval, three quarterly dividend payments of $6,250 were made in 2022 and the final quarterly dividend payment paid by Maiden Reinsurance to Maiden NA occurred on February 28, 2023. On May 22, 2023 and May 22, 2024, respectively, the Vermont DFR approved an annual dividend program to be paid by Maiden Reinsurance to Maiden NA with notification to the Vermont DFR as dividends are paid on a quarterly basis. Under the respective approved dividend programs, Maiden Reinsurance paid total dividends of $25,000 to Maiden NA during the year ended December 31, 2024 (2023 - $25,000).
Maiden Reinsurance is also required to maintain minimum levels of solvency and liquidity as determined by Vermont law, and to comply with Risk-Based Capital ("RBC") requirements and licensing rules as specified by the National Association of Insurance Commissioners ("NAIC"). RBC is used to evaluate the adequacy of capital and surplus maintained by Maiden Reinsurance in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate risk and (iv) business risk. At December 31, 2024, Maiden Reinsurance's statutory capital and surplus exceeded the amount required to be maintained of $88,766 as of that date.
On April 14, 2020, the Vermont DFR granted Maiden Reinsurance a permitted practice to include as an admitted asset the loan receivable and accrued interest from Maiden Holdings. If the loan and accrued interest were to be a non-admitted asset, the statutory surplus at December 31, 2024 would be decreased by $311,534 with no impact on the 2024 statutory basis statements of income and changes in capital and surplus (2023 -$290,064). Maiden Reinsurance’s ratio of risk-based capital to total adjusted capital would not change materially if this asset was non-admitted on a statutory basis.
b) Sweden
The Company has two Swedish domiciled insurance subsidiaries in Sweden, Maiden LF and Maiden GF, both regulated by the Swedish Finansinspektionen ("Swedish FSA"). As discussed in Note 1 — Organization, on December 17, 2024, the Company entered into an agreement to sell its Swedish subsidiaries, Maiden LF and Maiden GF to a group of international insurance and reinsurance companies headquartered in the United Kingdom.
Maiden LF was required to maintain a minimum level of statutory capital and surplus of $4,141 at December 31, 2024 (2023 - $4,519) which was met by Maiden LF throughout the respective years. Maiden LF's statutory assets were $15,406 at December 31, 2024 (2023 - $15,122) and its statutory capital and surplus was $6,642 at December 31, 2024 (2023 - $7,449). Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to Maiden Holdings. Maiden LF is not allowed to pay dividends or distributions without the permission of the Swedish FSA. No dividends were paid during the years ended December 31, 2024 and 2023.
Maiden GF was required to maintain a minimum level of statutory capital and surplus of $4,141 at December 31, 2024 (2023 - $5,000) which was met by Maiden GF throughout the respective years. Maiden GF's statutory assets were $13,595 at December 31, 2024 (2023 - $14,355) and its statutory capital and surplus was $6,920 at December 31, 2024 (2023 - $8,245). Maiden GF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden GF to Maiden Holdings. Maiden GF is not allowed to pay dividends or distributions without the permission of the Swedish FSA. No dividends were paid during the years ended December 31, 2024 and 2023.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
16. Assets Held for Sale
Sale of Swedish Subsidiaries and Related IIS Operations
As discussed in Note 1 — Organization, on November 29, 2024, the Company entered into an agreement to sell its Swedish subsidiaries, Maiden LF and Maiden GF to a group of international insurance and reinsurance companies headquartered in the United Kingdom. Maiden LF and Maiden GF were the principal operating subsidiaries of the Company’s IIS platform. Such transaction is subject to customary regulatory approvals. The sale will be an all-cash transaction and pursuant to the terms of the agreement, all existing staff and independent directors of both Maiden LF and Maiden GF will transition to the new ownership group.
These transactions are part of the Company's broader plan to divest its IIS businesses, which was the conclusion of a strategic review of the IIS business platform. The purpose of that review was to evaluate the strategic value of Maiden LF and Maiden GF in relation to their ongoing growth and profitability prospects, regulatory capital requirements and ability to create shareholder value in excess of the Company's target return on capital levels. As part of these transactions, Maiden LF and Maiden GF are no longer writing new business and their non-underwriting related assets and liabilities are represented as held-for-sale in our consolidated financial statements.
Please see Note 10 — Related Party Transactions for details regarding the AmTrust Renewal Rights Agreements. None of the held-for-sale assets and liabilities in the table below include any underwriting related balances, including those related to the AmTrust Renewal Rights Agreement.
Although Maiden LF and Maiden GF currently comprise a substantial portion of the Diversified Reinsurance segment, the Company has concluded that the sale does not constitute discontinued operations as it does not represent a strategic shift that will have a major effect on its ongoing operations and financial results. Pursuant to the terms of the Swedish Subsidiaries Sale agreement, any remaining historic business upon closing will be fully retroceded to the Company thus there will be continuing involvement regarding the historical reinsurance operations. However, pursuant to the terms of the Swedish Subsidiaries Sale, this transaction met the relevant held for sale criteria at December 31, 2024 and accordingly, any non-underwriting related assets and liabilities related to the sale consideration are classified as held-for-sale in the Consolidated Balance Sheet as at December 31, 2024. All underwriting related balances are excluded from the held-for-sale assets and liabilities which amounted to net insurance liabilities of $6,500 as at December 31, 2024.
The Company estimated the fair value of the net assets held-for-sale to be based on the estimated selling price less costs to sell and these assets are classified as Level 2 within the fair value hierarchy as of December 31, 2024. The assets and liabilities classified as held for sale on the Company's Consolidated Balance Sheet as at December 31, 2024 include the following:

2024
ASSETS
Fixed maturities, available-for-sale, at fair value	$6,656
Cash and cash equivalents	13,349
Accrued investment income	125
Other assets	685
Total assets held for sale	$20,815
LIABILITIES
Accrued expenses and other liabilities	883
Total liabilities held for sale	$883

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
17. Subsequent Events
Subsequent to December 31, 2024, Maiden Reinsurance and AmTrust amended the terms of the loan agreement provided by Maiden Reinsurance to AII. Under the new terms, an Amended and Restated Loan Agreement was entered into effective January 1, 2025 (the “AR Loan Agreement”), by which the principal amount of the collateral loan will be repaid (subject to funding of collateral requirements) on or before the extended maturity date of January 1, 2033 pursuant to a repayment schedule set forth in the AR Loan Agreement. The principal amount shall equal (a) $152,377 minus (b) the amount of payments and any prepayments made by or on behalf of AmTrust from time to time. Interest will be payable at a rate equivalent to the Fed Funds rate plus 150 basis points per annum under the terms of the AR Loan Agreement.
AmTrust may offset any amount payable against any amount due and unpaid by Maiden Reinsurance, under any agreement between AmTrust or its affiliate and Maiden Reinsurance or its affiliate, including without limitation, the AmTrust Quota Share and European Hospital Liability Quota Share dated April 1, 2011, as amended, between Maiden Reinsurance and AmTrust, any other reinsurance agreements between AmTrust or its affiliates and Maiden Reinsurance or its affiliates and the Premium Repayment Loan Agreement dated December 31, 2024 with respect to the settlement of certain ceded premium balances in the amount of $24,259 entered into between AII and Maiden Reinsurance as discussed in Note 10 — Related Party Transactions.
Pursuant to the terms of Post Termination Endorsement No. 3 to the AmTrust Quota Share, AmTrust has agreed to eliminate the minimum excess funding requirement of $54,000 in the AmTrust Quota Share between All and Maiden. Collateral on the AmTrust Quota Share will now solely be tied to a contractually agreed percentage and is expected to be reduced from a current level of 107.5% to 105% during the second or third quarter of 2025 when its obligations are expected to decline below the $500,000 threshold. The terms of Post Termination Endorsement No. 3 shall be effective upon the execution and delivery of the AR Loan Agreement and the Premium Repayment Loan Agreement which were approved by the Vermont DFR on February 7, 2025.
Pursuant to the terms of Post Termination Endorsement No. 2 to the European Hospital Liability Quota Share, AmTrust has also agreed to reduce the collateral funding percentage on the European Hospital Liability Quota Share from 120% to 105%, on the effective date of this endorsement, which was approved by the Vermont DFR on February 19, 2025.