Form 10-K/A
period 2024-12-31
Maiden Holdings, Ltd.
filed 2025-03-20
CIK 1412100

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
As of March 18, 2025, 99,490,772 common shares were outstanding. 144,241,450 common shares, par value $0.01 per share, were outstanding when the ownership by our affiliate Maiden Reinsurance Ltd. of 44,750,678 common shares were included. These affiliated shares are treated as treasury shares and are not included in the computation of consolidated book value and earnings per common share.

1

EXPLANATORY NOTE

This Amendment No. 1 on Form 10‑K/A (“Amendment No. 1”) amends the Maiden Holdings, Ltd. (“Maiden”, or the “Company”) Annual Report on Form 10‑K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 10, 2025 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10‑K that was not included in the Original Filing, as we do not expect to file a definitive proxy statement in respect of an annual general meeting of our shareholders within 120 days after the end of our fiscal year ended December 31, 2024. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10‑K/A.
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
2

MAIDEN HOLDINGS, LTD.

TABLE OF CONTENTS

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is biographical information with respect to each member of our Board of Directors:
Barry D. Zyskind, 53, has served as non-executive Chairman of our Board of Directors since June 2007 and is a Founding Shareholder of the Company. Since 1998, Mr. Zyskind has served as Chief Executive Officer and Director of AmTrust Financial Services, Inc. (“AmTrust”), a multinational property and casualty insurer specializing in commercial lines coverage for small to mid-size businesses, and Chairman since 2016. Prior to joining AmTrust, Mr. Zyskind was an investment banker at Janney Montgomery Scott LLC in New York. Mr. Zyskind holds an M.B.A. from New York University's Stern School of Business. Mr. Zyskind is the son-in-law of Leah Karfunkel, who is a major shareholder of the Company and serves on the board of directors of AmTrust.
Holly L. Blanchard, 50, has been a member of our Board of Directors since December 2019, and she currently serves as Chair of the Nominating and Corporate Governance Committee and as a member of the Audit Committee. Ms. Blanchard is the President and Managing Member of Regulatory Insurance Advisors, LLC, a consulting firm specializing in insurance regulatory matters and enterprise risk management that she formed in January 2016. Ms. Blanchard has over 25 years of insurance experience including extensive market conduct, Affordable Care Act ("ACA"), and regulatory expertise. Ms. Blanchard previously served as Life and Health Administrator for the Nebraska Department of Insurance ("Department") overseeing the Department’s product and rate operations, including the Department’s implementation of the ACA. Ms. Blanchard also served as the Department’s Market Conduct Examiner in Charge. Ms. Blanchard holds a B.S. in Speech Pathology from the University of Nebraska-Lincoln, a B.A. in Business Administration from Nebraska Wesleyan University and a certificate in Executive Leadership from Cornell University. Ms. Blanchard holds several industry designations, was previously president and a member of the Board of Directors for the Insurance Regulatory Examiners Society, and currently serves as the Vice President and incoming President on the Board of Directors for the Association of Insurance Compliance Professionals (AICP). Ms. Blanchard also previously served on the Board of Directors and Audit Committee for American Life and Securities Corp. and is on the Leadership Council for the National Small Business Association. Ms. Blanchard also is active in multiple committees and subcommittees of the National Association of Insurance Commissioners and she presents at National Trade Organization conferences frequently as a subject matter expert in varied insurance topics.
Patrick J. Haveron, 63, has been a member of our Board of Directors since December 2019, and has served as Chief Executive Officer and Chief Financial Officer since May 2023. He previously served as Co-Chief Executive Officer and Chief Financial Officer from May 2020 to May 2023, as Chief Financial Officer and Chief Operating Officer from September 2018 to April 2020, and as Executive Vice President from November 2009 to May 2020. Mr. Haveron has served as President of our wholly owned subsidiary Maiden Reinsurance Ltd. since February 2014. Mr. Haveron is also a director of several of our wholly owned subsidiaries. Since December 2020, Mr. Haveron has served on the board of managers of USQRisk Holdings, LLC, an alternative risk transfer managing general agent of which the Company is an investor. From 2004 to 2009, Mr. Haveron was President and Chief Executive Officer of Preserver Group, Inc., a publicly-traded property and casualty insurer, after having served in a variety of financial and executive leadership roles since 1988. Mr. Haveron was also Senior Vice President and Chief Operating Officer of Tower Group, Inc., a publicly-traded property and casualty insurer, from 2007 to 2009 after its acquisition of Preserver in 2007. Mr. Haveron has previously served on the board of governors of the Property Casualty Insurers Association of America, and holds a B.S. from the University of Scranton.
Simcha G. Lyons, 78, has been a member of our Board of Directors since June 2007, and he currently serves as a member of the Nominating and Corporate Governance Committee and as a member of the Audit Committee. Since 2005, Mr. Lyons has served as a senior advisor to The Ashcroft Group, LLC, a strategic consulting firm that was founded by the former Attorney General of the United States, John Ashcroft. Mr. Lyons also serves as a Senior Advisor to the Ashcroft Law Firm and as a Senior Advisor to Banner Public Affairs, a political lobbying/consulting company in Washington, DC. Since 2024, Mr. Lyons serves as senior advisor to Generation One Energy, an energy sourcing solution company. Since 2023, Mr. Lyons serves as managing principal to Mayfair Global Advisors, a consulting company. Mr. Lyons formerly served as a senior advisor to Smart City Australia Pty Ltd, an Australian based company, and on the Board of Directors of Better Air Ltd., an Australian biotechnology company. Mr. Lyons is also the Founder and President of the John C. Danforth Society. Mr. Lyons previously served by appointment of the President of the United States on the United States Holocaust Memorial Council. In addition, Mr. Lyons has been the chairman of Lyons Global Insurance Services, LLC since 2009. Since 2003, he has also served as chairman of Lyons Global Advisors Ltd., a political consulting firm. Prior to 2002, Mr. Lyons was principal and Vice-Chairman of Raskas Foods of St. Louis, Missouri.

Lawrence F. Metz, 52, has been a member of our Board of Directors since December 2019, and has served as our Executive Vice Chairman and Group President since May 2023. He previously served as President and Co-Chief Executive Officer of the Company from September 2018 to May 2023, as Executive Vice President, General Counsel and Secretary from February 2016 to August 2018, and as Senior Vice President, General Counsel and Secretary from June 2009 to February 2016. Mr. Metz serves as executive chairman of our wholly owned subsidiary, Maiden Reinsurance Ltd. and is also chairman or a director of several of our wholly owned subsidiaries. Since December 2020, Mr. Metz has served on the board of managers of USQRisk Holdings, LLC, an alternative risk transfer managing general agent of which the Company is an investor. From 2007 to 2009, Mr. Metz served as Vice President, General Counsel - US Operations and Assistant Secretary of AmTrust. From 2004 to 2007, Mr. Metz served as Vice President, General Counsel and Secretary of a publicly-traded provider of information management and business process optimization solutions. Mr. Metz holds a B.S. from the University of Wisconsin - Madison and a J.D. from Fordham University School of Law and is a member of the Bar of the Supreme Court of the United States, the New Jersey State Bar Association and the New York State Bar Association. Mr. Metz serves on the Board of Advisors of the RAND Institute for Civil Justice, and formerly served as the Chair and Vice Chair of the Legal Subcommittee of the Legal and Government Affairs Committee of the Property Casualty Insurers Association of America, and also formerly served on the Board of Advisors of the RAND Center for Corporate Ethics and Governance.
Raymond M. Neff, 83, has been a member of our Board of Directors since June 2007, and he currently serves as a member of the Audit Committee and as a member of the Compensation Committee. He is chairman and formerly CEO of Beacon Aviation Insurance Services since 2010, and on the board of directors of the not-for-profit Sarasota Gulf Coast CEO Forum. From 2007 to 2022, he was chairman of Sabal Palm Bank. Since 1999, Mr. Neff has served as President of Neff & Associates, Inc. and Insurance Home Office Services, LLC. He previously worked at the FCCI Insurance Group from 1986 to 1999, most recently as President and Chief Executive Officer from 1987 to 1999. He was previously Chairman of the Board of the Florida Workers' Compensation Joint Underwriting Association. Mr. Neff has held various positions at the Department of Labor and Employment Security and the Department of Insurance for the State of Florida. Mr. Neff previously worked at an insurance consulting group, a multi-line insurance agency and the Department of Insurance for the State of Michigan. Mr. Neff holds a B.S. in Mathematics and Accounting from Central Michigan University and an M.A. in Actuarial Science from the University of Michigan. Mr. Neff is a Member of the American Academy of Actuaries and an Associate of the Society of Actuaries.
Yehuda L. Neuberger, 48, has been a member of our Board of Directors since January 2008. Mr. Neuberger is a private equity investor, investing across a broad spectrum of companies. Mr. Neuberger also serves in a leadership and board capacity with numerous, large not-for-profit organizations. Between December 2001 and December 2013, Mr. Neuberger held various senior leadership positions (including Executive Vice President and Director) at American Stock Transfer & Trust Company, LLC. Prior to joining American Stock Transfer, Mr. Neuberger practiced as an attorney with the law firm of Weil, Gotshal & Manges. Mr. Neuberger holds a B.S. from Johns Hopkins University and a J.D. from Harvard Law School. Mr. Neuberger is the son-in-law of George Karfunkel, who is a Founding Shareholder of the Company, as well as a major shareholder and a director of AmTrust.
Steven H. Nigro, 65, has been a member of our Board of Directors since July 2007, our Lead Independent Director since November 2016, our Vice Chairman since August 2018, and currently serves as Chair of the Audit Committee and as a member of the Compensation Committee. Mr. Nigro has over 35 years of experience in financial services and specializes in mergers and acquisitions and capital raising for the insurance industry. In September 2012, Mr. Nigro became the Managing Partner of TAG Financial Institutions Group, LLC, an investment and merchant bank focusing on the financial services industry with specific concentration in the insurance industry. Since October 2020, Mr. Nigro has served on the board of directors of PrimeOne Insurance Company, a specialty commercial lines carrier. From 2011 to 2012, he was the Managing Director and Head of the Financial Services practice at Allegiance Capital Corporation. In 2005, Mr. Nigro co-founded Pfife Hudson Group, an investment bank specializing in the insurance industry and previously served as a Managing Director at Rhodes Financial Group, LLC and Hales & Company, both financial advisory firms catering exclusively to the insurance industry. From 1994 to 1998, he was Chief Financial Officer and Treasurer and a Director of Tower Group, Inc., an insurance holding company where he was responsible for financial and regulatory management, strategic planning and corporate finance. Mr. Nigro served as a Director of Clear Blue Financial Holdings, LLC from October 2015 through September 2016. Mr. Nigro began his career with Arthur Young and Co. and is a Certified Public Accountant in New York. Mr. Nigro graduated from the University at Albany with a major in Accounting and minor in Economics. In July 2022, Mr. Nigro was awarded The Corporate Director Certificate from Harvard Business School, having completed qualifying programs in the areas of board leadership, oversight of financial reporting and internal control, and executive compensation.
Keith A. Thomas, 67, has been a member of our Board of Directors since December 2019, and he currently serves as Chair of the Compensation Committee and a member of the Nominating and Corporate Governance Committee. Mr. Thomas has over 35 years of experience in capital markets, asset management and alternative investment sales and is currently the Managing Member of KATNET LLC. Since 2006, Mr. Thomas has served as a senior executive for marketing and business development at a number of institutional funds, including Blueprint

Capital Advisors, EIM Management (USA) Inc., Muirfield Capital Management, and as an advisor to a number of emerging managers. Previously, Mr. Thomas served as Senior Vice President in derivative products departments at Smith Barney servicing institutional clients such as New York State Common Fund and the Inter-American Development Bank. Mr. Thomas attended Montclair State University. Mr. Thomas serves as a Trustee of The Lincoln Fund. He also was a founding board member of New York Cares and served as a trustee of the WNYC Radio Foundation for 25 years.

CORPORATE GOVERNANCE
Board Independence
Ms. Blanchard and Messrs. Lyons, Neff, Nigro and Thomas are “independent directors” under the rules of the NASDAQ Capital Market ("NASDAQ") and the New York Stock Exchange ("NYSE"). The NASDAQ and the NYSE rules require that a majority of the Board of Directors be independent, and we are in compliance with these requirements. The independent directors held separate executive sessions without senior management on at least four occasions in 2024, and neither the chairman, chief executive officer, president nor any member of management, at any level, attended any of the executive sessions of the independent directors.
Board Meetings and Committees; Attendance at Annual General Meeting
The Board of Directors held 16 meetings in 2024. Each director attended at least 75% of the aggregate of the total number of meetings held in 2024 of the Board and any committee on which he or she served. Each director attended the 2024 Annual General Meeting of Shareholders.
Board Committees
Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each comprised entirely of independent directors within the meaning of the rules of the NASDAQ and the NYSE. In March 2022, the Board of Directors unanimously appointed Mr. Nigro as the chair of the Audit Committee, Mr. Thomas as the chair of the Compensation Committee, and Ms. Blanchard as the chair of the Nominating and Corporate Governance Committee.
Audit Committee
We have a separately designated standing Audit Committee. The Audit Committee assists our Board of Directors in monitoring the integrity of our financial statements, the independent auditor's qualifications and independence, performance of our independent auditors and our internal audit function, the establishment and maintenance of proper internal accounting controls and procedures, the treatment of employees' concerns regarding accounting and auditing matters as reported to our whistleblower hotline, and our compliance with legal and regulatory requirements. The Audit Committee's responsibilities also include appointing (subject to common shareholder ratification), reviewing, determining funding for and overseeing our independent auditors and their services. Further, the Audit Committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:
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
We have adopted a policy that requires that all related party transactions be approved by our Audit Committee. At each quarterly meeting, each member of the Board is requested to disclose if any related party relationship may have commenced, ceased or changed since the prior meeting. In response to an annual questionnaire, we require directors, director nominees and executive officers to submit a description of any current or proposed related party transaction and provides updates at least quarterly during the year. In addition, we will provide the Audit Committee any similar available information with respect to any known transactions with beneficial owners of 5% or more of our voting securities. If management becomes aware of any potential transactions, management presents such transactions for approval by the Audit Committee. In the event management becomes aware of any transaction that was not approved under the policy, management will present the transaction to the Audit Committee for its action as soon as reasonably practicable, which may include termination, amendment or ratification of the transaction. The Audit Committee will approve only those transactions that are in, or are not inconsistent with, the best interests of the Company and our shareholders, as is determined in good faith in accordance with its business judgment. Each of these related party transactions was approved by our Audit Committee.
Mr. Nigro is the chair of our Audit Committee and the other members are Ms. Blanchard and Messrs. Lyons and Neff. All the members of the Audit Committee are financially literate as well as independent both under SEC rules and as that term is defined in the listing standards of each of the NASDAQ and the NYSE. The Board of Directors has determined that Messrs. Neff and Nigro are “audit committee financial experts.”
The Audit Committee charter is currently available on our website at www.maiden.bm. Information on our website is not incorporated by reference into this report and does not otherwise form a part of this report.
During 2024, the Audit Committee met nine times.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee has reviewed and discussed the audited consolidated financial statements of Maiden Holdings, Ltd. with management and the independent auditors for the year ended December 31, 2024. The Audit Committee has discussed with the independent auditors the matters required to be discussed by the Statement on Auditing Standards No. 1301, as adopted by the Public Company Accounting Oversight Board in Rule 3200T.
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
Based on the Audit Committee’s review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the Company's audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 10, 2025.
Steven H. Nigro, Chair
Holly L. Blanchard
Simcha G. Lyons
Raymond M. Neff

Compensation Committee
The Compensation Committee’s responsibilities include, among other responsibilities:
◦reviewing and approving corporate and individual goals and objectives relevant to the compensation of our Chief Executive Officer, President and other named executive officers;
◦evaluating the performance of our Chief Executive Officer, President and other executive officers in light of such corporate and individual goals and objectives and, based on that evaluation, together with the other independent directors if directed by the Board of Directors, determining the base salary and bonus of the Chief Executive Officer, President and other executive officers and reviewing the same on an ongoing basis;
◦reviewing all related party transactions involving compensatory matters;
◦establishing and administering equity-based compensation under the 2019 Omnibus Incentive Plan (the “Plan”) and any other incentive plans and approving all grants made pursuant to such plans; and
◦making recommendations to our Board of Directors regarding non-employee director compensation and any equity-based compensation plans.
Mr. Thomas is the chair of our Compensation Committee and the other members of our Compensation Committee are Messrs. Neff and Nigro. All the members of the Compensation Committee are independent both under SEC rules and as that term is defined in the listing standards of the NASDAQ and the NYSE.
The Compensation Committee charter is currently available on our website at www.maiden.bm. Information on our website is not incorporated by reference into this report and does not otherwise form a part of this report.

During 2024, the Compensation Committee met nine times.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee’s responsibilities with respect to assisting our Board of Directors include, among other responsibilities:
◦establishing the criteria for membership on our Board of Directors and certain subsidiaries;
◦reviewing periodically the structure, size and composition of our Board of Directors (and committees thereof) and making recommendations to the Board as to any necessary adjustments;
◦identifying individuals qualified to become directors for recommendation to our Board of Directors;
◦identifying and recommending for appointment to our Board of Directors (and committees thereof), directors qualified to fill vacancies on any committee of our Board of Directors;
◦having sole authority to select, retain and terminate any consultant or search firm to identify director candidates and having sole authority to approve the consultant or search firm’s fees and other retention terms;
◦considering matters of corporate governance, developing and recommending to the Board a set of corporate governance principles and our Code of Business Conduct and Ethics, as well as recommending to the Board any modifications thereto, including environmental, social and governance (ESG) matters;
◦considering questions of actual or possible conflicts of interest, including related party transactions, of members of our Board of Directors and of senior executives of our Company;
◦developing and recommending to our Board of Directors for its approval an annual Board and committee self-evaluation process to determine the effectiveness of their functioning; and
◦exercising oversight of the evaluation of the Board, its committees and management.
Ms. Blanchard is the chair of our Nominating and Corporate Governance Committee and the other members are Messrs. Lyons and Thomas. All the members of the Nominating and Corporate Governance Committee are independent both under SEC rules and as that term is defined in the listing standards of the NASDAQ and the NYSE.
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
The Nominating and Corporate Governance Committee considers recommendations for director candidates submitted by shareholders. In order for an individual recommended by a shareholder to be eligible for election as a director and considered by the Nominating and Corporate Governance Committee for the Annual General Meeting, the Corporate Secretary must receive the shareholder's recommendation pursuant to the requirements of our bye-laws and this Proxy.
A shareholder recommending an individual for election as a director must provide the Nominating and Corporate Governance Committee with the candidate's name, age, principal occupation or employment, background and relationship with the proposing shareholder, share ownership, a brief statement outlining the reasons the candidate would be an effective director and information relevant to the considerations described above as well as a statement regarding the individual’s willingness to serve as a director. Shareholders should send the required information to the Corporate Secretary, 48 Par-la-Ville Road, Suite 1141, Hamilton HM 11, Bermuda, Bermuda. The Nominating and Corporate Governance Committee may require further information. Such recommendations must be sent via registered, certified or express mail (or other means that allow the shareholder to determine when the recommendation was received by us). The Corporate Secretary will send any shareholder recommendations to the Nominating and Corporate Governance Committee for consideration at a future committee meeting. Individuals recommended by shareholders in accordance with these procedures will receive the same consideration as other individuals evaluated by the Nominating and Corporate Governance Committee.
The Nominating and Corporate Governance Committee charter is currently available on our website at www.maiden.bm. Information on our website is not incorporated by reference into this report and does not otherwise form a part of this report.
During 2024, the Nominating and Corporate Governance Committee met five times.
Corporate Governance Guidelines and Code of Business Conduct and Ethics
We have adopted corporate governance guidelines and a code of business conduct and ethics that apply to all of our directors, officers and employees. These documents will be made available in print, free of charge, to any shareholder requesting a copy in writing to the Corporate Secretary, Maiden Holdings, Ltd., 48 Par-la-Ville Road, Suite 1141, Hamilton HM 11, Bermuda Bermuda. Copies of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics are available on our website at www.maiden.bm. Information on our website is not incorporated by reference into this report and does not otherwise form part of this report.
Insider Trading Policies and Procedures
We have adopted insider trading policies and procedures applicable to our directors, officers, employees and other covered persons, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NASDAQ and NYSE listing standards. Our Insider Trading Policy and Outside Investment Policy has been filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2024.
Communications with the Board of Directors and Audit Committee
Shareholders and other interested parties may communicate with members of the Board of Directors (either individually or as a body) by addressing the correspondence to that individual or body to the Board of Directors, c/o Corporate Secretary, Maiden Holdings, Ltd., 48 Par-la-Ville Road, Suite 1141, Hamilton HM 11, Bermuda or by calling (441) 298-4900.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires officers, directors and persons who own more than ten (10) percent of a class of equity securities registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with both the SEC and the principal exchange upon which such securities are traded or quoted. Officers, directors and persons holding greater than ten (10) percent of the outstanding shares of a class of Section 12-registered equity securities (“Reporting Persons”) are also required to furnish copies of any such reports filed pursuant to Section 16(a) of the Exchange Act with the Company. Based solely on a review of the copies of such forms furnished to the Company and written representations that no other reports were required, the Company believes that from January 1, 2024 to December 31, 2024 all Section 16(a) filing requirements applicable to its Reporting Persons were complied with in a timely manner.
Risk Management Oversight
The Board of Directors has the ultimate oversight responsibility for the risk management function of the Company. The Company has implemented an enterprise-wide approach to risk management and has established an Enterprise Risk Management Committee (the “ERMC”) which consists of members of the Company's senior management. The ERMC oversees the Company's framework for the identification, assessment, measurement, and reporting of and management of exposure to the Company's risk on an enterprise-wide basis. Our Audit Committee receives at least quarterly enterprise risk management overview from executive management, and detailed reports from our Chief Risk Officer, which includes updates on areas including insurance risk, operational/strategic risk, financial risk (including investment and liquidity risks), legal/compliance risk, and emerging risks.
The Audit Committee assists the ERMC in its responsibility for oversight of the integrity and effectiveness of our risk management framework. In particular, the Audit Committee focuses on major financial risk exposures and the steps management has taken to monitor and control such risks and discusses with our independent auditor the policies governing the process by which senior management and the various units of the Company assess and manage our financial risk exposures and various risks described above. For more information on our ERM framework and risk profile, refer to "Item. 1 Business - Risk Management" of our Annual Report on Form 10-K for the year ended December 31, 2024.

The Company has separated the positions of Chief Executive Officer and Chairman of the Board. This separation enhances Board administration and communication, allows for consistent Board leadership and allows the Chief Executive Officer to focus on managing the Company.
Risks Related to Compensation Practices and Policies
Our Compensation Committee has reviewed our material compensation policies and practices applicable to our employees, including our named executive officers, and concluded that these policies and practices do not create risks that are reasonably likely to have a material adverse effect on us. Our Compensation Committee assessed the Company's compensation and benefits programs to determine if the programs' provisions and operations create undesired or unintentional risk of a material nature. We do not have any programs where the ability of a participant may directly affect variability of payout. Rather, we support the use of base salary, performance-based compensation, and retirement plans that are generally uniform in design and operation throughout the Company and with all levels of employees.
Based on the foregoing, we believe that our compensation policies and practices do not create inappropriate or unintended significant risk to the Company as a whole. We also believe that our incentive compensation arrangements provide incentives that do not encourage risk-taking beyond our Company's ability to effectively identify and manage significant risks, are compatible with our effective internal controls and our risk management practices and are supported by the oversight and administration of the Compensation Committee with regard to executive compensation programs.

EXECUTIVE OFFICERS
The table below sets forth the names, ages and positions of our named executive officers as of the date of this Proxy Statement:

Name	Age	Position(s)
Patrick J. Haveron	63	Chief Executive Officer and Chief Financial Officer
Lawrence F. Metz	52	Executive Vice Chairman and Group President
William T. Jarman	50	Senior Vice President, Chief Actuary and Chief Risk Officer
Mark O. Heintzman	65	Senior Vice President, Finance
Set forth below are descriptions of the backgrounds of each of our named executive officers except for Patrick J. Haveron and Lawrence F. Metz whose backgrounds are described above under "Board of Directors".
William T. Jarman has served as Senior Vice President and Chief Actuary since November 2012, and Chief Risk Officer since June 2020. Mr. Jarman previously served as Vice President - Managing Actuary from 2009 to 2012. Mr. Jarman served as Assistant Vice President - Pricing Actuary of GMAC RE from 2004 to 2009. Mr. Jarman previously served in actuarial roles with American International Insurance Company from 1999 to 2004; CIGNA Property and Casualty Insurance Company from 1997 to 1999; and Prudential Property and Casualty Insurance Company from 1996 to 1997. Mr. Jarman is a Fellow of the Casualty Actuarial Society and a member of the American Academy of Actuaries. Mr. Jarman holds a B.S. in Actuarial Science from Pennsylvania State University.
Mark O. Heintzman has served as Senior Vice President, Finance since January 2022. Mr. Heintzman is also an officer of several of our wholly owned subsidiaries and a director of Maiden Reinsurance. From 2020 to 2021, Mr. Heintzman was Chief Financial Officer for Conduit Holdings Ltd. From 2007 to 2018, Mr. Heintzman held a number of positions with Ironshore Inc, a specialty property and casualty insurer currently owned by Liberty Mutual Insurance, including SVP Strategic Initiatives, Bermuda CFO, Treasurer and Controller. From 2005 to 2007, Mr. Heintzman served as Senior Vice President and Chief Accounting Officer for Scottish Re Group Ltd. From 2001 to 2005, Mr. Heintzman served as Chief Financial Officer for Western General Insurance Ltd. in Bermuda. Mr. Heintzman holds a BBA in Accounting and Finance from The Schulich School of Business at York University. Mr. Heintzman is a Chartered Professional Accountant in Bermuda, Canada and the United States and also holds the Chartered Financial Analyst designation from CFA Institute.

ITEM 11. EXECUTIVE COMPENSATION

2024 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards		All Other Compensation(8)	Total
Patrick J. Haveron Chief Executive Officer and Chief Financial Officer	2024	$950,000	$—	$950,000	(2)	$41,785	$1,941,785
	2023	$875,000	$—	$789,315	(3)	$39,507	$1,703,822
Lawrence F. Metz Executive Vice Chairman and Group President	2024	$850,000	$—	$635,000	(4)	$33,490	$1,518,490
	2023	$839,583	$100,000	$649,315	(5)	$32,418	$1,621,316
William T. Jarman Senior Vice President, Chief Actuary and Chief Risk Officer	2024	$456,975	$—	$200,000	(6)	$3,177	$660,152
	2023	$437,610	$150,000	$175,000	(7)	$2,727	$765,337

(1)	Amount shown reflects discretionary cash awards for Executive's performance during that year granted in the first quarter of the following year.
(2)
Represents the aggregate grant date fair market value of non-performance-based restricted share awards granted to the named executive officer as determined in accordance with Accounting Standards Codification Topic No. 718, "Compensation Stock Discussion," using the assumptions described in Note 14 to the Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2025. At the discretion of the Compensation Committee on March 14, 2024, Mr. Haveron was granted 683,453 restricted shares that will vest 50% on the first anniversary of the grant, and 50% on the second anniversary of the grant. The value of the restricted shares at grant date fair market value for Mr. Haveron was $950,000. Please note the amount for stock awards does not include 1,366,906 restricted shares granted on March 7, 2024 that Mr. Haveron may earn in whole or in part starting at the conclusion of fiscal 2024 upon the achievement of certain financial metrics as established in the Company’s year-end audited consolidated financial statements, which final valuation will be determined at the end of fiscal 2027. Because the achievement of the performance goals associated with the 2024 performance-based equity grants was not viewed as probable at the time of grant, there is no grant date fair value associated with these awards. Please see the “Outstanding Equity Awards at Fiscal Year-End 2024” for further information regarding the March 7, 2024 performance-based equity grants.

(3)
Represents the aggregate grant date fair market value of non-performance-based restricted share awards granted to the named executive officer as determined in accordance with Accounting Standards Codification Topic No. 718, "Compensation Stock Discussion," using the assumptions described in Note 14 to the Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2025. At the discretion of the Compensation Committee on March 17, 2023, Mr. Haveron was granted 230,434 restricted shares that will vest 50% on the first anniversary of the grant, and 50% on the second anniversary of the grant. The value of the restricted shares at grant date fair market value for Mr. Haveron was $530,000. At the discretion of the Compensation Committee on March 17, 2023, Mr. Haveron was also granted 112,745 common shares pursuant to the 2019 Omnibus Incentive Plan with immediate vesting with a grant date fair market value of $259,315. Because the achievement of the performance goals associated with the March 17, 2023 performance-based equity grants was not viewed as probable at the time of grant, there is no grant date fair value associated with these awards. Please see “Outstanding Equity Awards at Fiscal Year-End 2024” for further information regarding the March 17, 2023 performance-based equity grants.

(4)
Represents the aggregate grant date fair market value of non-performance-based restricted share awards granted to the named executive officer as determined in accordance with Accounting Standards Codification Topic No. 718, "Compensation Stock Discussion," using the assumptions described in Note 14 to the Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2025. At the discretion of the Compensation Committee on March 14, 2024, Mr. Metz was granted 456,835 restricted shares that will vest 50% on the first anniversary of the grant, and 50% on the second anniversary of the grant. The value of the restricted shares at grant date fair market value for Mr. Metz was $635,000. Please note the amount for stock awards does not include 586,330 restricted shares granted on March 7, 2024 that Mr. Metz may earn in whole or in part starting at the conclusion of fiscal 2024 upon the achievement of certain financial metrics as established in the Company’s year-end audited consolidated financial statements, which final valuation will be determined at the end of fiscal 2027. Because the achievement of the performance goals associated with the 2024 performance-based equity grants was not viewed as probable at the time of grant, there is no grant date fair value associated with these awards. Please see the “Outstanding Equity Awards at Fiscal Year-End 2024” for further information regarding the March 7, 2024 performance-based equity grants.

(5)
Represents the aggregate grant date fair market value of non-performance-based restricted share awards granted to the named executive officer as determined in accordance with Accounting Standards Codification Topic No. 718, "Compensation Stock Discussion," using the assumptions described in Note 14 to the Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2025. At the discretion of the Compensation Committee on March 17, 2023, Mr. Metz was granted 169,565 restricted shares that will vest 50% on the first anniversary of the grant, and 50% on the second anniversary of the grant. The value of the restricted shares at grant date fair market value for Mr. Metz was $390,000. At the discretion of the Compensation Committee on March 17, 2023, Mr. Metz was also granted 112,745 common shares pursuant to the 2019 Omnibus Incentive Plan with immediate vesting with a grant date fair market value of $259,315. Because the achievement of the performance goals associated with the March 17, 2023 performance-based equity grants was not viewed as probable at the time of grant, there is no grant date fair value associated with these awards. Please see “Outstanding Equity Awards at Fiscal Year-End 2024” for further information regarding the March 17, 2023 performance-based equity grants.

(6)
Represents the aggregate grant date fair market value of non-performance based restricted share awards granted to the named executive officer as determined in accordance with Accounting Standards Codification Topic No. 718, "Compensation Stock Discussion," using the assumptions described in Note 14 to the Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2025. At the discretion of the Compensation Committee on March 22, 2024, Mr. Jarman was granted 107,527 restricted shares, vesting 100% on March 31, 2026. The restricted shares were awarded with voting and dividend rights. The value of the restricted shares at grant date fair market value for Mr. Jarman was $200,000.

(7)
Represents the aggregate grant date fair market value of non-performance based restricted share awards granted to the named executive officer as determined in accordance with Accounting Standards Codification Topic No. 718, "Compensation Stock Discussion," using the assumptions described in Note 14 to the Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2025. At the discretion of the Compensation Committee on March 17, 2023, Mr. Jarman was granted 76,086 restricted shares, vesting 100% on March 31, 2025. The restricted shares were awarded with voting and dividend rights. The value of the restricted shares at grant date fair market value for Mr. Jarman was $175,000.

(8)	All other compensation amounts disclosed reflect costs related to supplemental allowance and executive life insurance for all three named executive officers. For Mr. Haveron, these amounts also include tax equalization and Bermuda Social Insurance. For Mr. Metz, these amounts also include executive physical, tax equalization and Bermuda Social Insurance. For Mr. Jarman, these amounts also include an executive physical.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2024

The following table sets forth the share awards held by named executive officers as of December 31, 2024. None of the named executive officers have any outstanding option awards as of December 31, 2024. The outstanding share awards are as follows:

	Share Awards
Name	Number of Shares That Have Not Vested		Market Value of Shares That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Patrick J. Haveron	115,217	(2)	$194,717	225,490	(4)	$381,078
	683,453	(3)	$1,155,036	172,826	(5)	$292,076
				172,826	(6)	$292,076
				1,366,906	(7)	$2,310,071
Lawrence F. Metz	84,783	(2)	$143,282	225,490	(4)	$381,078
	456,835	(3)	$772,051	127,174	(5)	$214,924
				127,174	(6)	$214,924
				586,330	(7)	$990,898
William T. Jarman	107,527	(8)	$181,721	—		$—
	76,086	(9)	$128,585	—		$—
1.To calculate the value in this column, the closing price of the Company's stock on the NASDAQ on December 31, 2024 of $1.69 was used.
2.These common shares were granted on March 17, 2023 pursuant to the 2019 Omnibus Incentive Plan with vesting on March 17, 2025.
3.These restricted shares were granted on March 14, 2024 and vested 50% on the first anniversary of the grant, with 50% vesting on the second anniversary of the grant.
4.These restricted shares were granted on March 15, 2022 and may be earned by the named executive starting at the conclusion of fiscal 2023 in the sole discretion of the Compensation Committee, upon the achievement of GAAP book value of at least $4.00 per share as established in the Company’s year-end audited financial statement.
5.These restricted shares were granted on March 17, 2023 and may be earned by the named executive starting at the conclusion of fiscal 2023 in the sole discretion of the Compensation Committee, upon the achievement of (i) total shareholder return of 10% or more, (ii) alternative investment portfolio return of 10% or more, and (iii) GAAP book value of at least $4.25 per share as established in the Company’s year-end audited financial statements.
6.These restricted shares were granted on March 17, 2023 and may be earned by the named executive starting at the conclusion of fiscal 2024 in the sole discretion of the Compensation Committee, upon the achievement of (i) total shareholder return of 10% or more, (ii) alternative investment portfolio return of 10% or more, and (iii) GAAP book value of at least $4.50 per share as established in the Company’s year-end audited financial statements.
7.These restricted shares were granted on March 7, 2024 and may be earned by the named executive starting at the conclusion of fiscal 2024 in the sole discretion of the Compensation Committee, upon the achievement of certain financial metrics as established in the Company’s year-end audited consolidated financial statements, which final valuation will be determined at the end of fiscal 2027.
8.These restricted shares were granted on March 22, 2024 and vest in full on March 31, 2026.
9.These restricted shares were granted on March 17, 2023 and vest in full on March 31, 2025.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
We do not maintain change in control agreements with any of our named executive officers and none of our equity awards vest upon a change in control of the Company. We do not provide for severance benefits for any of our named executive officers.

PAY VERSUS PERFORMANCE COMPARISON

The following table sets forth the additional compensation information, calculated in accordance with SEC regulations on pay for performance for our named executive officers as of December 31, 2024:

(a)	(b)	(c)	(b)	(c)	(d)	(e)	(f)	(g)
Fiscal Year (1)	Summary Compensation Table Total for PEO Mr. Haveron(2)	Compensation Actually Paid to PEO Mr. Haveron(3)	Summary Compensation Table Total for Non-PEO NEO Mr. Metz(2)(5)	Compensation Actually Paid to Non-PEO NEO Mr. Metz(3)(5)	Summary Compensation Table for Non-PEO NEO Mr. Jarman(2)(5)	Compensation Actually Paid to Non-PEO NEO Mr. Jarman(3)(5)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return(4)	Net Loss (in thousands)
2024	$1,941,785	$2,008,561	$1,518,490	$1,553,801	$660,152	$593,084	$55.25	$(200,969)
2023	$1,703,822	$1,701,516	$1,621,316	$1,619,620	$765,337	$777,815	$74.87	$(38,569)
2022	$2,260,510	$2,177,900	$2,256,139	$2,173,529	$825,016	$717,434	$69.00	$(60,041)
1.Mr. Haveron served as the Company’s Chief Executive Officer and Chief Financial Officer since May 2023 and as Co-Chief Executive Officer and Chief Financial Officer from January to April 2023 and all of 2022. Mr. Metz served as the Executive Vice Chairman and Group President since May 2023 and as President and Co-Chief Executive Officer from January to April 2023 and all of 2022. Mr. Jarman was an NEO for the entirety of 2024, 2023 and 2022. For clarity, Mr. Metz was not a PEO for any portion of 2024.
2.Amounts reported in this column represent (i) the total compensation reported in the Summary Compensation Table for the applicable fiscal year in the case of Messrs. Haveron and (for 2022 and 2023) Metz and (ii) the total compensation reported in the Summary Compensation Table for the applicable fiscal year for the Company’s NEO(s) reported for the applicable year other than the PEO(s) for such years.
3.To calculate compensation actually paid, adjustments were made to the amounts reported in the Summary Compensation Table for the applicable year. A reconciliation of the adjustments for Messrs. Haveron and Metz and for the other NEO Mr. Jarman (and for 2024, Mr. Metz) is set forth in the table immediately following these footnotes.
4.Pursuant to rules of the SEC, the illustration assumes $100 was invested on December 31, 2021 in our Common Shares. Historic common share price performance is not necessarily indicative of future common share price performance.
5.We have maintained a separate column for Mr. Metz for 2024 since he was a PEO for 2022 and part of 2023 and we thought it would be informative for shareholders to be able to track compensation data vertically across the years. However, if we were to show the average compensation for our two non-PEO NEOs in 2024, Mr. Metz and Mr. Jarman, the average amount of total compensation reported for our non-PEO NEOs in column (d) would be $1,089,321 while the average compensation actually paid for our non-PEO NEOs in column (e) would be $1,073,443.

To calculate the amounts reported in the “Compensation Actually Paid” columns in the table above, the following amounts were deducted from and added to (as applicable) our NEOs total compensation as reported in the Summary Compensation Table ("SCT") for our named executive officers as of the applicable year:

			Less:	Plus:	Plus (less):
Name	Fiscal Year	SCT Total (a)	SCT Share Awards (b)	Fair Value of Share Awards Granted and Unvested in the Covered Year (c)	Change in Fair Value of Unvested Share Awards from Covered Years (d)	Fair Value of Share Awards Granted and Vested in the Covered Year (e)	Change in Fair Value of Share Awards from Prior Years that Vested in the Covered Year (f)	Change in Fair Value of Unvested Share Awards from Prior Years (g)	Compensation Actually Paid
PEO Patrick J. Haveron	2024	$1,941,785	$(950,000)	$1,155,036	$(69,130)	$—	$(69,130)	$—	$2,008,561
	2023	$1,703,822	$(789,315)	$527,694	$—	$259,315	$—	$—	$1,701,516
	2022	$2,260,510	$(923,995)	$475,784	$—	$575,000	$(209,399)	$—	$2,177,900
NEO Lawrence F. Metz	2024	$1,518,490	$(635,000)	$772,051	$(50,870)	$—	$(50,870)	$—	$1,553,801
	2023	$1,621,316	$(649,315)	$388,304	$—	$259,315	$—	$—	$1,619,620
	2022	$2,256,139	$(923,995)	$475,784	$—	$575,000	$(209,399)	$—	$2,173,529
NEO William T. Jarman	2024	$660,152	$(200,000)	$181,721	$(45,652)	$—	$(3,137)	$—	$593,084
	2023	$765,337	$(175,000)	$174,237	$14,118	$—	$(877)	$—	$777,815
	2022	$825,016	$(200,000)	$165,257	$46,209	$—	$(77,381)	$(41,667)	$717,434
a.Represents Total Compensation as reported in the Summary Compensation Table for the indicated fiscal year.
b.Represents the grant date fair value of the share awards granted during the indicated fiscal year, computed in accordance with the methodology used for financial reporting purposes.
c.Represents the fair value as of the indicated fiscal year-end of the outstanding and unvested share awards granted during such fiscal year, computed in accordance with the methodology used for financial reporting purposes and, for awards subject to performance-based vesting conditions, based on the probable outcome of such performance-based vesting conditions as of the last day of the fiscal year.
d.Represents the change in fair value during the indicated fiscal year of each share award that was granted in a prior fiscal year and that remained outstanding and unvested as of the last day of the indicated fiscal year, computed in accordance with the methodology used for financial reporting purposes and, for awards subject to performance-based vesting conditions, based on the probable outcome of such performance-based vesting conditions as of the last day of the fiscal year.
e.Represents the fair value at vesting of the share awards that were granted and vested during the indicated fiscal year, computed in accordance with the methodology used for financial reporting purposes.
f.Represents the change in fair value, measured from the prior fiscal year-end to the vesting date, of each share award that was granted in a prior fiscal year and which vested during the indicated fiscal year, computed in accordance with the methodology used for financial reporting purposes.
g.Represents the fair value as of the last day of the prior fiscal year of the share awards that were granted in a prior fiscal year and which failed to meet the applicable vesting conditions in the indicated fiscal year, computed in accordance with the methodology used for financial reporting purposes.
h.See footnote 1 in the pay for performance table for the NEOs included in the Summary Compensation Table for the indicated fiscal year.

Relationship Between Pay and Performance
We believe the “Compensation Actually Paid” in each of the years reported above and over the three-year cumulative period are reflective of the Compensation Committee’s emphasis on “pay-for-performance.” More specifically, our Compensation Committee believes that growth in our book value per common share and total common shareholder return are the biggest determinants of performance and our Compensation Committee’s evaluation of performance is heavily influenced by that objective. Additional focus on advancing specific elements of our revised strategy, including our current asset and capital management strategies and previously with development of our legacy platform, are all considered by our Compensation Committee in determining compensation awarded to our PEO and other NEOs.

While net income is not a pre-established goal under our executive compensation program, our “Compensation Actually Paid” for each of our PEOs declined when comparing 2022 to 2023, but increased for our PEO when comparing 2023 to 2024. The decline in “Compensation Actually Paid” was aligned with the change in net loss and other influences on “Compensation Actually Paid”, such as share price and book value. We believe compensation is aligned with Total Shareholder Return given the considerable weight of equity awarded to our NEOs.
For the period 2022 to 2023, our combined PEOs’ “Compensation Actually Paid” declined 24% while our non-PEO NEO’s “Compensation Actually Paid” increased 8% as compared to a decline in net loss of 35.8% and increase in TSR of 8.5% when comparing 2022 to 2023. The decline in “Compensation Actually Paid” was aligned with the decline in net loss and other influences on “Compensation Actually Paid”, such as share price and book value.
For the period 2023 to 2024, our PEO’s “Compensation Actually Paid” increased 18% while our two non-PEO NEOs’ “Compensation Actually Paid” declined 10% as compared to higher net loss of 421% and a decline in TSR of 26% when comparing 2023 to 2024. Despite the decrease in GAAP book value and higher net loss in 2024 over 2023, the increase in the PEO’s “Compensation Actually Paid” reflects the Committee’s emphasis on pivoting the Company’s strategy by awarding higher performance-based, variable equity while not paying any cash incentive compensation in 2024. The decrease in our two non-PEO NEOs’ “Compensation Actually Paid” reflects the decrease in GAAP book value and higher net loss in 2024 over 2023, including lower cash incentive compensation.
Please see the charts below for graphic explanation of the relationship between executive pay and company performance for the years ended December 31, 2024, 2023, and 2022:

Compensation Actually Paid versus Total Shareholder Return
$2,400,000
$1,800,000
$1,200,000
$600,000
$—
Compensation Actually Paid
$78.00
$72.00
$66.00
$60.00
$54.00
Total Shareholder Return (for each $100)
12/31/2022
12/31/2023
12/31/2024
Patrick Haveron (PEO)
Lawrence Metz (NEO)
William Jarman (NEO)
Maiden Total Shareholder Return

Compensation Actually Paid versus Net Loss
Compensation Actually Paid
$2,400,000
$1,800,000
$1,200,000
$600,000
$—
Net Loss (in thousands)
$—
$(100,000)
$(200,000)
$(300,000)
$(400,000)
12/31/2022
12/31/2023
12/31/2024
Patrick Haveron (PEO)
Lawrence Metz (NEO)
William Jarman (NEO)
Net Loss

DIRECTOR COMPENSATION FOR 2024
In 2024, we paid an annual retainer of $100,000 to each non-employee director of the Company. We also reimbursed our directors for reasonable expenses they incur in attending meetings of the Board of Directors or any of its committees. Directors may also be eligible in the future for awards under the Plan. Employee directors received no compensation for service on the Board of Directors or any board committee. For his service as Lead Independent Director, Mr. Nigro received an additional annual cash retainer of $20,000.
Starting in fiscal year 2019, the Company changed its practice of awarding a fixed number of restricted share units to the non-employee directors and currently grants such directors $65,000 worth of compensation in the form of either restricted shares, share options or cash. For 2024, the compensation was granted in the form of restricted shares issued to each director except for Mr. Neuberger as discussed below. It is the Company's intention that annually, on or around June 1, each non-employee director will receive a grant of $65,000 worth of compensation which, if non-cash compensation, will vest on the first anniversary of the grant date. For his service as Lead Independent Director, Mr. Nigro will receive (in addition to the $20,000 additional annual cash retainer mentioned above) an additional $10,000 worth of compensation, on or around June 1, in the form of either restricted shares, share options or cash.
On March 18, 2021, the Compensation Committee approved the disposition of Mr. Neuberger's restricted shares and share options in order to comply with restrictions on investments imposed in connection with his spouse's government service. His compensation continues to be paid in cash for annual retainer and board fees due to him in respect of his services to the Board.
Mr. Zyskind has never accepted a retainer, any Board of Directors or committee fees or any options or other equity-based awards for his service as non-executive Chairman of our Board of Directors.
The following table provides the amount of compensation paid to the non-employee directors of the Company for 2024:

Name	Fees Earned or Paid in Cash (1)	Restricted Shares (2)	Total
Barry D. Zyskind	$—	$—	$—
Holly L. Blanchard	125,000	65,000	190,000
Simcha G. Lyons	100,000	65,000	165,000
Raymond M. Neff	100,000	65,000	165,000
Yehuda L. Neuberger	165,000	—	165,000
Steven H. Nigro	145,000	75,000	220,000
Keith A. Thomas	125,000	65,000	190,000
(1)The amounts represent the annual cash retainer paid for Board service and committee meetings.
(2)These amounts represent the aggregate grant date fair value of restricted shares awarded to the directors determined in accordance with ASC 718, as described in "Note 14. Share Compensation and Pension Plans" to the Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2025 for the fiscal year 2024.
The following table represents the share awards and options outstanding at December 31, 2024 for each director:

Name	Grant Date Fair Value	Stock Awards (1)	Options Outstanding at December 31, 2024
Barry D. Zyskind	$—	—	—
Holly L. Blanchard	65,000	30,516	—
Simcha G. Lyons	65,000	30,516	12,000
Raymond M. Neff	65,000	30,516	12,000
Yehuda L. Neuberger	—	—	—
Steven H. Nigro	75,000	35,211	12,000
Keith A. Thomas	65,000	30,516	—
(1) These restricted shares were issued on June 1, 2024 and are scheduled to vest in full on June 1, 2025.

Equity Compensation Plan Information (through fiscal 2024)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	103,500	$9.12	1,291,729
Equity compensation plans not approved by security holders	—	—	—
Total	103,500	$9.12	1,291,729

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information with respect to the beneficial ownership of our Common Shares by each person or group known by us to own more than 5% of our common shares. The percentages of beneficial ownership in the table below are based on 100,756,263 common shares issued and outstanding as of March 18, 2025 (which includes 1,265,491 restricted shares and excludes 44,750,678 Common Shares held by Maiden Reinsurance Ltd.).

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Talkot Capital, LLC	12,892,902	(1)	12.8%
Phillips Ray Capital Management, Inc.	7,047,561	(2)	7.0%
BlackRock, Inc.	5,925,829	(3)	5.9%

1.Based on Amendment No. 8 to Schedule 13G filed with the SEC on February 12, 2025. Talkot Capital, LLC, as investment adviser, filed on behalf of these other Reporting Persons: Talkot Fund, L.P., Talkot Capital, LLC, Thomas B. Akin, James H. Akin Trust, Karen Hochster Akin, Blair Spencer Akin, Willa Reyes and Akin Family Foundation. The principal business office for Talkot Capital, LLC is 30 Liberty Ship Way, Suite 3110, Sausalito, CA 94965.
2.Based on Amendment No. 4 to Schedule 13G filed with the SEC on February 6, 2024. Phillips Ray Capital Management, Inc. jointly filed with one other Reporting Person: Brian Michael Phillips. The principal business office for Phillips Ray Capital Management, Inc. is 2727 W 7th Street, Suite 220, Fort Worth, TX 76107.
3.Based on Schedule 13G filed with the SEC on November 8, 2024. The principal business office for BlackRock, Inc, is 50 Hudson Yards New York, NY 10001.

SECURITY OWNERSHIP OF MANAGEMENT
Set forth below is information concerning the beneficial ownership of our Common Shares by each director, by our executive officers named in the Summary Compensation Table below and by all our directors and executive officers as a group as of March 18, 2025. For purposes of the table below, the amounts and percentage of shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has shares with “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.
The percentages of beneficial ownership in the table below are based on 100,756,263 Maiden shares issued and outstanding as of March 18, 2025 (which includes 1,265,491 Maiden restricted shares and excludes 44,750,678 Maiden shares held by Maiden Reinsurance Ltd.), together with the named executive officer’s options to purchase Maiden shares outstanding which are fully vested at March 18, 2025 and any restricted shares granted and not yet vested.

Name of Beneficial Owner**	Number of Shares Beneficially Owned		Percent of Class(1)
Barry D. Zyskind	6,374,292	(2)	6.3%
Holly L. Blanchard	161,648	(3)	*
Patrick J. Haveron	2,877,989	(4)	2.9%
William T. Jarman	345,868	(5)	*
Mark O. Heintzman	211,959	(6)	*
Simcha G. Lyons	237,041	(7)	*
Lawrence F. Metz	2,051,969	(8)	2.0%
Raymond M. Neff	686,588	(9)	*
Yehuda L. Neuberger	—	(10)	*
Steven H. Nigro	292,018	(11)	*
Keith A. Thomas	136,247	(12)	*
All executive officers and directors as a group (10 persons)	13,375,619		13.3%
*    Less than one percent.
**    The address of each beneficial owner listed in the table is c/o Maiden Holdings, Ltd., 48 Par-la-Ville Road, Suite 1141, Hamilton HM 11, Bermuda, Bermuda.

(1)Based on 100,756,263 Common Shares outstanding at March 18, 2025 and shares owned by the beneficial owner includes shares that the beneficial owner has the right to acquire within 60 days of March 18, 2025 upon exercise of share options.
(2)Mr. Zyskind holds 220,000 of these Common Shares as a custodian for his children under the Uniform Transfers to Minors Act.
(3)The amount shown above includes 30,516 restricted shares that were issued on June 1, 2024 that will fully vest on June 1, 2025, which Ms. Blanchard has the ability to vote, but is restricted from transferring until the vesting date.
(4)The amount shown above includes 341,727 restricted shares that were issued on March 14, 2024 that will vest on March 14, 2026. The amount above does not include 225,490 restricted shares that Mr. Haveron may earn starting at the conclusion of fiscal 2023 in the sole discretion of the Compensation Committee upon the achievement of GAAP book value of at least $4.00 per share as established in the Company’s year-end audited financial statements. Furthermore, the amount above also does not include 172,826 restricted shares that Mr. Haveron may earn starting at the conclusion of fiscal 2023 upon the achievement of (i) total shareholder return of 10% or more, (ii) alternative investment portfolio return of 10% or more, and (iii) GAAP book value of at least $4.25 per share as established in the Company’s year-end audited financial statements, in the sole discretion of the Compensation Committee. Furthermore, the amount above also does not include 172,826 restricted shares that Mr. Haveron may earn starting at the conclusion of fiscal 2024 upon the achievement of (i) total shareholder return of 10% or more, (ii) alternative investment portfolio return of 10% or more, and (iii) GAAP book value of at least $4.50 per share as established in the Company’s year-end audited financial statements, in the sole discretion of the Compensation Committee. Furthermore, the amount above also does not include 1,366,906 restricted shares that Mr. Haveron may earn in whole or in part starting at the conclusion of fiscal 2024 upon the achievement of certain financial metrics as established in the Company’s year-end audited consolidated financial statements, which final valuation will be determined at the end of fiscal 2027.
(5)The amount shown above includes 76,086 restricted shares that were issued on March 17, 2023 that will fully vest on March 31, 2025, all of which Mr. Jarman has the ability to vote, but is restricted from transferring until the vesting date. The amount shown above also includes 107,527 restricted shares that were issued on March 22, 2024 that will fully vest on March 31, 2026, all of which Mr. Jarman has the ability to vote, but is restricted from transferring until the vesting date.
(6)The amount shown above includes 65,217 restricted shares that were issued on March 17, 2023 that will fully vest on March 31, 2025, all of which Mr. Heintzman has the ability to vote, but is restricted from transferring until the vesting date. The amount shown above also includes 107,527 restricted shares that were issued on March 22, 2024 that will fully vest on March 31, 2026, all of which Mr. Heintzman has the ability to vote, but is restricted from transferring until the vesting date.
(7)The amount shown above includes vested options to acquire 12,000 Common Shares granted on June 1, 2015 and June 1, 2016. The amount shown above also includes 30,516 restricted shares that were issued on June 1, 2024 that will fully vest on June 1, 2025, which Mr. Lyons has the ability to vote, but is restricted from transferring until the vesting date.
(8)The amount shown above includes 228,418 restricted shares that were issued on March 14, 2024 that will vest on March 14, 2026. The amount above does not include 225,490 restricted shares that Mr. Metz may earn starting at the conclusion of fiscal 2023 in the sole discretion of the Compensation Committee upon the achievement of GAAP book value of at least $4.00 per share as established in the Company’s year-end audited financial statements. Furthermore, the amount above also does not include 127,174 restricted shares that Mr. Metz may earn starting at the conclusion of fiscal 2023 upon the achievement of (i) total shareholder return of 10% or more, (ii) alternative investment portfolio return of 10% or more, and (iii) GAAP book value of at least $4.25 per share as established in the Company’s year-end audited financial statements, in the sole discretion of the Compensation Committee. Furthermore, the amount above also does not include 127,174 restricted shares that Mr. Metz may earn starting at the conclusion of fiscal 2024 upon the achievement of (i) total shareholder return of 10% or more, (ii) alternative investment portfolio return of 10% or more, and (iii) GAAP book value of at least $4.50 per share as established in the Company’s year-end audited financial statements, in the sole discretion of the Compensation Committee. Furthermore, the amount above also does not include 586,330 restricted shares that Mr. Metz may earn in whole or in part starting at the conclusion of fiscal 2024 upon the achievement of certain financial metrics as established in Maiden’s year-end audited consolidated financial statements, which final valuation will be determined at the end of fiscal 2027.
(9)The amount shown above includes vested options to acquire 12,000 Common Shares granted on June 1, 2015 and June 1, 2016. The amount shown above also includes 30,516 restricted shares that were issued on June 1, 2024 that will fully vest on June 1, 2025, which Mr. Neff has the ability to vote, but is restricted from transferring until the vesting date.
(10)On December 31, 2023, Mr. Neuberger sold his shares in a private transaction in order to comply with restrictions on investments imposed in connection with his spouse's government service.
(11)The amount shown above includes vested options to acquire 12,000 Common Shares granted on June 1, 2015 and June 1, 2016. The amount shown above also includes 35,211 restricted shares that were issued on June 1, 2024 that will fully vest on June 1, 2025, which Mr. Nigro has the ability to vote, but is restricted from transferring until the vesting date.
(12)The amount shown above includes 30,516 restricted shares that were issued on June 1, 2024 that will fully vest on June 1, 2025, which Mr. Thomas has the ability to vote, but is restricted from transferring until the vesting date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Company has agreements with the Founding Shareholders of the Company, AmTrust and AmTrust's subsidiaries. Please see the “Notes to Consolidated Financial Statements - Note 10. Related Party Transactions" included under “Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 10, 2025, for more information about these relationships and related transactions.
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
Compensation Committee Interlocks and Insider Participation
Mr. Thomas is the chair of our Compensation Committee and the other members of our Compensation Committee are Messrs. Neff and Nigro. None of the members of our Compensation Committee has been an officer or employee of the Company or had a relationship during 2024 requiring disclosure under Item 404 of Regulation S-K.
During 2024:
•None of our directors served as a member of the compensation committee of another entity;
•None of our executive officers served as a director of another entity; and
•None of our executive officers served as a member of the compensation committee of another entity.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Audit and Non-Audit Fees
The following table presents the aggregate fees billed for professional services rendered to us by our independent registered public accounting firms for our fiscal years ended December 31, 2024 and 2023:

	2024	2023
Audit Fees (1)	$1,729,685	$1,671,509
Audit-Related Fees (2)	3,375	8,070
Tax Fees (3)	230,721	203,559
All Other Fees (4)	260,000	260,000
Total	$2,223,781	$2,143,138
(1)Audit fees relate to professional services rendered in connection with: (i) the integrated audit of our annual financial statements and internal controls over financial reporting; (ii) the reviews of our quarterly consolidated financial statements included in our Form 10-Q quarterly reports and (iii) services performed in connection with filings of registration statements and comfort letters.
(2)Audit-related fees relate to assurance and related services rendered to us that are not classified as audit fees.
(3)Tax fees relate to services rendered to us for tax compliance, tax planning and advice.
(4)All other fees relate to services rendered to us for the statutory actuarial certification.

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
The Audit Committee pre-approved all fees in the period from January 1, 2024 through December 31, 2024.

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
March 20, 2025
/s/ Patrick J. Haveron
Patrick J. Haveron
Chief Executive Officer and Chief Financial Officer