Form 10-Q
period 2025-03-31
Maiden Holdings, Ltd.
filed 2025-05-12
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File No. 001-34042
MAIDEN HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0570192
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
48 Par-la-Ville Road
Hamilton
Bermuda	HM11
(Address of principal executive offices)	(Zip Code)

(441) 298-4900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common Shares, par value $0.01 per share	MHLD	NASDAQ Capital Market
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
Yes ☐ No ☒
As of May 5, 2025, 99,682,710 common shares were outstanding. 144,433,388 common shares, par value $0.01 per share, were outstanding when the ownership by our affiliate Maiden Reinsurance Ltd. of 44,750,678 common shares were included. These affiliated shares are treated as treasury shares and are not included in the computation of consolidated book value and earnings per common share.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)	(Audited)
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost: 2025 - $205,909; 2024 - $236,788)	$202,460	$232,613
Equity securities, at fair value (Cost: 2025 - $13,436; 2024 - $13,436)	11,850	13,147
Equity method investments	78,841	81,287
Other investments (Allowance for expected credit losses: 2025 - $1,023; 2024 - $1,023)	163,558	157,016
Total investments	456,709	484,063
Cash and cash equivalents	28,706	25,651
Restricted cash and cash equivalents	15,562	9,084
Accrued investment income	3,741	3,346
Reinsurance balances receivable, net (includes $6,494 and $5,171 from related parties in 2025 and 2024, respectively. Allowance for expected credit losses: 2025 - $203; 2024 - $169)	9,103	8,159
Reinsurance recoverable on unpaid losses (Allowance for expected credit losses: 2025 - $849; 2024 - $2,963)	549,350	571,331
Net loan receivable from related party	128,118	167,975
Deferred commission and other acquisition expenses (includes $4,948 and $7,553 from related parties in 2025 and 2024, respectively)	5,524	8,102
Funds withheld receivable (Allowance for expected credit losses: 2025 - $8; 2024 - $8)	12,606	12,650
Other assets	5,527	4,830
Assets held for sale	19,638	20,815
Total assets	$1,234,584	$1,316,006
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $656,022 and $687,274 from related parties in 2025 and 2024, respectively)	$757,286	$793,679
Unearned premiums (includes $25,578 and $29,204 from related parties in 2025 and 2024, respectively)	26,196	29,793
Deferred gain on retroactive reinsurance	106,268	107,255
Liability for securities purchased	—	6,480
Accrued expenses and other liabilities (includes $31,647 and $59,096 from related parties in 2025 and 2024, respectively)	51,818	77,966
Senior notes - principal amount	262,361	262,361
Less: unamortized debt issuance costs	7,563	7,604
Senior notes, net	254,798	254,757
Liabilities held for sale	645	883
Total liabilities	1,197,011	1,270,813
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value; 2025: 151,310,133 and 2024: 150,298,798 shares issued; 2025: 99,682,710 and 2024: 99,039,253 shares outstanding)	1,513	1,503
Additional paid-in capital	888,575	888,067
Accumulated other comprehensive loss	(31,930)	(32,733)
Accumulated deficit	(696,559)	(687,914)
Treasury shares, at cost (2025: 51,627,423 shares and 2024: 51,259,545 shares)	(124,026)	(123,730)
Total shareholders’ equity	37,573	45,193
Total liabilities and equity	$1,234,584	$1,316,006
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended March 31,
	2025	2024
Revenues
Gross premiums written	$4,074	$8,323
Net premiums written	$4,049	$8,314
Change in unearned premiums	3,635	4,094
Net premiums earned	7,684	12,408
Other insurance revenue, net	—	46
Net investment income	3,034	7,700
Net realized and unrealized investment gains	3,331	8,750
Total revenues	14,049	28,904
Expenses
Net loss and loss adjustment expenses	(7,623)	11,625
Commission and other acquisition expenses	4,558	5,593
General and administrative expenses	10,773	8,060
Interest and amortization expenses	4,818	4,815
Foreign exchange and other losses (gains)	7,434	(2,053)
Total expenses	19,960	28,040
Net (loss) income before income taxes and interest in (loss) income of equity method investments	(5,911)	864
Less: income tax expense	12	11
Interest in (loss) income of equity method investments	(2,722)	606
Net (loss) income	$(8,645)	$1,459

Basic and diluted (loss) earnings per share attributable to common shareholders	$(0.09)	$0.01
Weighted average number of common shares - basic and diluted	99,120,644	100,457,125

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2025	2024
Net (loss) income	$(8,645)	$1,459
Other comprehensive income (loss)
Net unrealized holdings gains on AFS fixed maturity investments	729	1,018
Net unrealized gains on held for sale AFS fixed maturity investments	23	—
Adjustment for reclassification of net realized gains recognized in net (loss) income	(3)	—
Foreign currency translation adjustment	54	(1,736)
Other comprehensive income (loss), before tax	803	(718)
Income tax expense related to components of other comprehensive income	—	(4)
Other comprehensive income (loss), after tax	803	(722)
Comprehensive (loss) income	$(7,842)	$737

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2025	2024
Common shares
Beginning balance	$1,503	$1,497
Issuance of common shares from vesting of stock based compensation	10	4
Ending balance	1,513	1,501
Additional paid-in capital
Beginning balance	888,067	886,072
Issuance of common shares from vesting of stock based compensation	(10)	(4)
Share-based compensation expense	518	364
Ending balance	888,575	886,432
Accumulated other comprehensive loss
Beginning balance	(32,733)	(31,469)
Change in net unrealized investment gains	749	1,014
Foreign currency translation adjustment	54	(1,736)
Ending balance	(31,930)	(32,191)
Accumulated deficit
Beginning balance	(687,914)	(486,945)
Net (loss) income	(8,645)	1,459
Ending balance	(696,559)	(485,486)
Treasury shares
Beginning balance	(123,730)	(119,995)
Shares repurchased	(296)	(901)
Ending balance	(124,026)	(120,896)
Total shareholders' equity	$37,573	$249,360
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2025	2024
Cash flows from operating activities
Net (loss) income	$(8,645)	$1,459
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Other non-cash expenses including depreciation, amortization and share-based compensation	(6,065)	(479)
Interest in loss (income) of equity method investments	2,722	(606)
Net realized and unrealized investment gains	(3,331)	(8,750)
Change in allowance for expected credit losses	(2,086)	(842)
Foreign exchange and other losses (gains)	7,434	(2,053)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(779)	673
Reinsurance recoverable on unpaid losses	3,266	692
Accrued investment income	(282)	573
Deferred commission and other acquisition expenses	2,588	1,539
Funds withheld receivable	44	14,325
Other assets	(729)	(707)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	(8,301)	4,131
Unearned premiums	(3,622)	(4,088)
Accrued expenses and other liabilities	(3,340)	2,182
Net cash (used in) provided by operating activities	(21,126)	8,049
Cash flows from investing activities:
Purchases of fixed maturities	(119,473)	(165,478)
Purchases of other investments	(3,845)	(8,204)
Purchases of equity method investments	(737)	(2,849)
Proceeds from sales of fixed maturities	1,788	23,835
Proceeds from maturities, paydowns and calls of fixed maturities	149,463	130,876
Proceeds from sale and redemption of other investments	1,933	466
Proceeds from sale and redemption of equity method investments	369	1,740
Others, net	(21)	(122)
Net cash provided by (used in) investing activities	29,477	(19,736)
Cash flows from financing activities:
Repurchase of common shares	—	(673)
Net cash used in financing activities	—	(673)
Effect of exchange rate changes on foreign currency cash, restricted cash and cash equivalents	809	(148)
Net increase (decrease) in cash, restricted cash and cash equivalents	9,160	(12,508)
Cash, restricted cash and cash equivalents, beginning of period	34,735	42,678
Cash, restricted cash and cash equivalents, end of period	43,895	30,170
Less: change in cash and cash equivalents held for sale	(373)	—
Cash, restricted cash and cash equivalents, end of period, excluding held-for-sale	$44,268	$30,170
Reconciliation of cash and restricted cash reported within Condensed Consolidated Balance Sheets:
Cash and cash equivalents, end of period	$28,706	$20,721
Restricted cash and cash equivalents, end of period	15,562	9,449
Total cash, restricted cash and cash equivalents, end of period	$44,268	$30,170
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
These unaudited Condensed Consolidated Financial Statements, including these notes, should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Certain prior year comparatives have been reclassified to conform to the current period presentation. The effect of these reclassifications had no impact on previously reported shareholders' equity or net income.
Maiden creates shareholder value by actively managing and allocating our assets and capital, including through ownership and management of businesses and assets primarily in the insurance and related financial services industries where we can leverage our deep knowledge of those markets.
As of March 31, 2025, Maiden Reinsurance Ltd. (“Maiden Reinsurance”) owns approximately 31.0% of the Company's total outstanding common shares, which is eliminated for accounting and financial reporting purposes on the Company's consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its common shares, was capped at 9.5% pursuant to the Company's bye-laws. However, on April 29, 2025, Maiden shareholders approved the proposal to remove the 9.5% voting limitation at the Company's special general meeting of its shareholders (the "Special Meeting"). The ownership of the common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy and approved by the Vermont Department of Financial Regulation ("Vermont DFR").
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
The Company also has various historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off, including the liabilities associated with AmTrust Financial Services, Inc. ("AmTrust") reinsurance agreements which were terminated in 2019 as discussed in Note 10. Related Party Transactions. In addition, the Company has a retroactive reinsurance agreement and a commutation agreement that further reduces its exposure and limits the potential volatility related to AmTrust liabilities, which are discussed in Note 8. Reinsurance. Please also see the Company's audited Consolidated Financial Statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for further details.
The Company is also running off certain business related to its Genesis Legacy Solutions ("GLS") platform. In November 2020, the Company formed its indirect wholly owned subsidiary GLS, which specialized in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations, working with clients to develop and implement finality solutions including acquiring entire companies. The Company believed the formation of GLS was highly complementary to its overall longer-term strategy. However, a combination of factors, including market conditions in the sector GLS focuses on, resulted in an inability for GLS to gain sufficient scale to achieve its objectives or earn a profit, and GLS results did not reach the objectives the Company expected it to over time. Having completed the capital commitment made to GLS in November 2020, the Company has determined to not commit any additional capital to new opportunities and to run-off the existing accounts underwritten by GLS.
During the three months ended March 31, 2025, the Company has agreed to commute one of the accounts underwritten by GLS for $7,500. Approval of this transaction by the Vermont DFR is presently pending. The commutation will be fully reflected in the second quarter 2025 financial statements at such time as the transaction is approved by the Vermont DFR and the related reserves are transferred to the purchasing party.
During 2024, the Company entered into a series of strategic transactions that, upon completion, will substantially transform its business plan and operations, which are fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 that was filed on March 10, 2025.

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
On November 29, 2024, the Company entered into an agreement to sell its Swedish subsidiaries, Maiden LF and Maiden GF to an expanding group of international insurance and reinsurance companies headquartered in the United Kingdom. Such transaction is subject to customary regulatory approvals. The sale will be an all-cash transaction and pursuant to the terms of the agreement, all existing staff of both Maiden LF and Maiden GF will transition to the new ownership group.
As part of these transactions, Maiden LF and Maiden GF are no longer writing new business and their non-underwriting related assets and liabilities are represented as held-for-sale in our consolidated financial statements. Please see Note 10. Related Party Transactions for details regarding the AmTrust Renewal Rights Agreement and Note 14. Assets Held for Sale for further information on the Swedish Subsidiaries Sale.
Combination Agreement with Kestrel Group
On December 29, 2024, the Company entered into a combination agreement (as amended, "Combination Agreement") with Kestrel Group LLC (“Kestrel”), all of the equityholders of Kestrel, Ranger U.S. Newco LLC, Ranger Bermuda Merger Sub Ltd., Ranger Bermuda Topco Ltd. ("Bermuda NewCo") and Ranger Merger Sub 2 LLC to combine and form a new, publicly listed specialty program group ("transaction"). AmTrust is a significant shareholder of Kestrel. Please see Note 10. Related Party Transactions for further information regarding the Company's relationship with AmTrust. Pursuant to the terms of the Combination Agreement, at the closing of the transaction, each issued and outstanding common share of Maiden, par value $0.01 per share, will be automatically canceled and converted into the right to receive one-twentieth (0.05) of a common share in Bermuda NewCo, a newly formed Bermuda company that will acquire both Maiden and Kestrel (the “combined company”).
The equityholders of Kestrel at the closing will receive an aggregate of $40.0 million in upfront cash and 2,750,000 common shares of the combined company. In addition, the equityholders of Kestrel are entitled to receive contingent consideration up to the lesser of (x) $45.0 million payable in common shares of Bermuda NewCo upon the achievement of certain financial milestones, and (y) $2.75 million common shares of Bermuda NewCo.
At the closing of the transaction, the combined company will be rebranded as Kestrel Group and its common shares will be listed on the NASDAQ Capital Market ("Nasdaq") under the symbol “KG,” subject to official notice of issuance.
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
On April 29, 2025, at a Special Meeting of shareholders, all proposals related to Maiden’s proposed business combination with Kestrel were approved by Maiden’s shareholders. The transaction remains subject to customary closing conditions, the approval of listing of the shares of the combined company on the Nasdaq (subject to official notice of issuance) and receiving the final regulatory approvals. Closing is currently expected to occur during the second quarter of 2025.

2. Significant Accounting Policies
There have been no material changes to the significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information
The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. This segment also includes transactions entered into by GLS as described in Note 1. Basis of Presentation. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance by AmTrust, primarily the quota share reinsurance agreement (“AmTrust Quota Share”) between Maiden Reinsurance and AmTrust’s wholly owned subsidiary, AmTrust International Insurance, Ltd. (“AII”) and the European hospital liability quota share reinsurance contract ("European Hospital Liability Quota Share") with AmTrust’s wholly owned subsidiaries, AmTrust Europe Limited ("AEL") and AmTrust International Underwriters DAC ("AIU DAC"), which are both in run-off effective January 1, 2019. Please refer to Note 10. Related Party Transactions for additional information regarding the AmTrust Reinsurance segment.
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
The following tables summarize the underwriting results of our reportable segments and the reconciliation of our reportable segments' underwriting results to consolidated net loss for the three months ended March 31, 2025 and 2024, respectively:

For the Three Months Ended March 31, 2025	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$5,016	$(942)	$4,074
Net premiums written	$4,991	$(942)	$4,049
Net premiums earned	$5,000	$2,684	$7,684
Net loss and LAE	2,234	5,389	7,623
Commission and other acquisition expenses	(2,291)	(2,267)	(4,558)
General and administrative expenses	(2,689)	(606)	(3,295)
Underwriting income	$2,254	$5,200	7,454
Reconciliation to net loss
Net investment income and net realized and unrealized investment gains			6,365
Interest and amortization expenses			(4,818)
Foreign exchange and other losses, net			(7,434)
Other general and administrative expenses			(7,478)
Income tax expense			(12)
Interest in loss of equity method investments			(2,722)
Net loss			$(8,645)

Underwriting income for the AmTrust Reinsurance segment above included the following items for the three months ended March 31, 2025 that were specifically considered by the CODM in assessing segment performance:
• Commission and other acquisition expenses included accelerated amortization of deferred acquisition costs upon the recognition of a premium deficiency of $1,255 in the AmTrust Quota Share for the three months ended March 31, 2025.
•Net loss and LAE was offset by amortization of the deferred gain liability of $5,888 on the LPT/ADC Agreement for the three months ended March 31, 2025 since cumulative paid losses exceed the minimum risk retention under the LPT/ADC Agreement.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)

For the Three Months Ended March 31, 2024	Diversified Reinsurance	AmTrust Reinsurance	Total
Gross premiums written	$8,828	$(505)	$8,323
Net premiums written	$8,819	$(505)	$8,314
Net premiums earned	$8,991	$3,417	$12,408
Other insurance revenue	46	—	46
Net loss and LAE	(2,924)	(8,701)	(11,625)
Commission and other acquisition expenses	(4,295)	(1,298)	(5,593)
General and administrative expenses	(2,090)	(670)	(2,760)
Underwriting loss	$(272)	$(7,252)	(7,524)
Reconciliation to net income
Net investment income and net realized and unrealized investment gains			16,450
Interest and amortization expenses			(4,815)
Foreign exchange and other gains, net			2,053
Other general and administrative expenses			(5,300)
Income tax expense			(11)
Interest in income from equity method investments			606
Net income			$1,459

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The following tables summarize the financial position of the Company's reportable segments including a reconciliation to the Company's consolidated total assets at March 31, 2025 and December 31, 2024:

March 31, 2025	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$2,566	$6,494	$9,060
Reinsurance recoverable on unpaid losses	2,890	509,938	512,828
Deferred commission and other acquisition expenses	577	4,948	5,525
Loan to related party	—	128,118	128,118
Restricted cash and cash equivalents and investments	68,008	136,121	204,129
Funds withheld receivable	12,606	—	12,606
Other assets	333	—	333
Total assets - reportable segments	86,980	785,619	872,599
Corporate assets	—	—	342,347
Assets held for sale	—	—	19,638
Total Assets	$86,980	$785,619	$1,234,584

December 31, 2024	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$2,945	$5,171	$8,116
Reinsurance recoverable on unpaid losses	3,064	532,910	535,974
Deferred commission and other acquisition expenses	549	7,553	8,102
Loan to related party	—	167,975	167,975
Restricted cash and cash equivalents and investments	63,456	128,826	192,282
Funds withheld receivable	12,650	—	12,650
Other assets	603	—	603
Total assets - reportable segments	83,267	842,435	925,702
Corporate assets	—	—	369,489
Assets held for sale	—	—	20,815
Total Assets	$83,267	$842,435	$1,316,006

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
3. Segment Information (continued)
The financial information relating to net premiums written by major line of business and reportable segment for the three months ended March 31, 2025 and 2024 are detailed below:

For the Three Months Ended March 31,	2025	2024
Net premiums written	Total	Total
Diversified Reinsurance
International	$4,991	$8,819
Total Diversified Reinsurance	4,991	8,819
AmTrust Reinsurance
Small Commercial Business	(259)	(492)
Specialty Program	—	(15)
Specialty Risk and Extended Warranty	(683)	2
Total AmTrust Reinsurance	(942)	(505)
Total Net Premiums Written	$4,049	$8,314
The financial information for net premiums earned by major line of business and reportable segment for the three months ended March 31, 2025 and 2024 are detailed below:

For the Three Months Ended March 31,	2025	2024
Net premiums earned	Total	Total
Diversified Reinsurance
International	$5,000	$8,991
Total Diversified Reinsurance	5,000	8,991
AmTrust Reinsurance
Small Commercial Business	(259)	(492)
Specialty Program	—	(15)
Specialty Risk and Extended Warranty	2,943	3,924
Total AmTrust Reinsurance	2,684	3,417
Total Net Premiums Earned	$7,684	$12,408

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
a)Fixed Maturities
The amortized cost, gross unrealized gains and losses, and fair value of fixed maturities at March 31, 2025 and December 31, 2024 are as follows:

March 31, 2025	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$52,748	$—	$(1)	$52,747
U.S. agency bonds – mortgage-backed	26,045	—	(2,937)	23,108
Non-U.S. government bonds	45,779	38	(1)	45,816
Collateralized loan obligations	63,111	40	(48)	63,103
Corporate bonds	18,226	—	(540)	17,686
Total fixed maturity investments	$205,909	$78	$(3,527)	$202,460

December 31, 2024	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bonds	$84,033	$25	$—	$84,058
U.S. agency bonds – mortgage-backed	26,841	—	(3,485)	23,356
Non-U.S. government bonds	38,496	39	(3)	38,532
Collateralized loan obligations	60,829	4	(130)	60,703
Corporate bonds	26,589	—	(625)	25,964
Total fixed maturity investments	$236,788	$68	$(4,243)	$232,613
The Company separately presents the accrued interest receivable balance on its AFS fixed maturity investments on the Condensed Consolidated Balance Sheets under accrued investment income. The amount of accrued interest receivable on AFS securities was $661 at March 31, 2025 (December 31, 2024: $1,088). The Company has elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the AFS fixed maturity securities for the purposes of identifying and measuring any impairments under the allowance for expected credit losses standard adopted on January 1, 2023. Write-offs of accrued interest receivable balances are recognized in net investment gains and losses in the period in which they are deemed uncollectible. There was no write-off recognized on the accrued interest receivable during the three months ended March 31, 2025 and 2024.
The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2025	Amortized cost	Fair value
Due in one year or less	$100,085	$100,039
Due after one year through five years	16,125	15,752
Due after five years through ten years	543	458
	116,753	116,249
U.S. agency bonds – mortgage-backed	26,045	23,108
Collateralized loan obligations	63,111	63,103
Total fixed maturity investments	$205,909	$202,460

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2025	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury bonds	$52,747	$(1)	$—	$—	$52,747	$(1)
U.S. agency bonds – mortgage-backed	—	—	23,108	(2,937)	23,108	(2,937)
Non-U.S. government bonds	7,858	(1)	—	—	7,858	(1)
Collateralized loan obligations	—	—	23,531	(48)	23,531	(48)
Corporate bonds	—	—	17,686	(540)	17,686	(540)
Total temporarily impaired fixed maturities	$60,605	$(2)	$64,325	$(3,525)	$124,930	$(3,527)
At March 31, 2025, there were 30 securities in an unrealized loss position with a fair value of $124,930 and unrealized losses of $3,527. Of these securities in an unrealized loss position, there were 24 securities in our portfolio that have been in an unrealized loss position for twelve months or greater with a fair value of $64,325 and unrealized losses of $3,525.

	Less than 12 Months		12 Months or More		Total
December 31, 2024	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. agency bonds – mortgage-backed	$—	$—	$23,356	$(3,485)	$23,356	$(3,485)
Non-U.S. government bonds	7,389	(3)	—	—	7,389	(3)
Collateralized loan obligations	—	—	56,242	(130)	56,242	(130)
Corporate bonds	—	—	25,964	(625)	25,964	(625)
Total temporarily impaired fixed maturities	$7,389	$(3)	$105,562	$(4,240)	$112,951	$(4,243)
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
Based on the Company's analysis at March 31, 2025 and 2024, respectively, the unrealized losses on the Company’s AFS fixed maturity securities were due to non-credit factors and were expected to be recovered as the related securities approach maturity. At March 31, 2025, the Company did not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of their amortized costs. Therefore, there was no allowance recorded for expected credit losses on AFS securities for the three months ended March 31, 2025 and 2024.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)

The following tables summarize the credit ratings of our fixed maturities as at March 31, 2025 and December 31, 2024:

March 31, 2025	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$52,748	$52,747	26.1%
U.S. agency bonds – mortgage-backed	26,045	23,108	11.4%
AAA	77,838	77,848	38.4%
AA+, AA, AA-	31,052	31,071	15.3%
A+, A, A-	9,852	9,447	4.7%
BBB+, BBB, BBB-	8,374	8,239	4.1%
Total fixed maturities (1)	$205,909	$202,460	100.0%

December 31, 2024	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$84,033	$84,058	36.1%
U.S. agency bonds – mortgage-backed	26,841	23,356	10.0%
AAA	70,943	70,827	30.5%
AA+, AA, AA-	29,981	29,998	12.9%
A+, A, A-	12,837	12,404	5.3%
BBB+, BBB, BBB-	12,153	11,970	5.2%
BB+ or lower	—	—	—%
Total fixed maturities(1)	$236,788	$232,613	100.0%
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
Other investments
The table shows the composition of the Company's other investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Carrying value	% of Total	Carrying value	% of Total
Privately held equity investments	$48,677	29.8%	$46,301	29.5%
Private equity funds	27,098	16.6%	25,123	16.0%
Private credit investments	1,808	1.1%	1,909	1.2%
Investments in direct lending entities (at cost)	85,975	52.5%	83,683	53.3%
Total other investments	$163,558	100.0%	$157,016	100.0%
The collateralized investments in direct lending entities of $85,975 at March 31, 2025 (December 31, 2024: $83,683) are carried at cost less an allowance for expected credit losses, with any indication of credit loss recognized in net income when determined. An allowance for expected credit losses of $1,023 was reported on the investments in direct lending entities as at March 31, 2025 and December 31, 2024. Please see Note 5(d). Fair Value Measurements for additional information regarding this investment.

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
The following table provides the cost and fair values of the equity securities held at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Privately held common stocks	$8,186	$5,768	$8,186	$6,778
Privately held preferred stocks	5,250	6,082	5,250	6,369
Total equity securities	$13,436	$11,850	$13,436	$13,147
All of the privately held securities held at March 31, 2025 are subject to contractual sale restrictions. Each of these investments are subject to agreements that restrict the transfer, sale, and indemnification of these privately held investments indefinitely. The Company must hold these shares indefinitely unless the investee's shares are registered with the SEC and qualified by state authorities, or until an exemption from such registration and qualification requirements may become available.

	Fair Value	Remaining duration of restrictions	Nature of contractual sale restrictions	Circumstances that could cause a lapse in restrictions
Privately held common stocks	$5,768	Indefinite	The Purchaser must hold the restricted shares indefinitely	Registration of securities with the SEC or if exemption is available
Privately held preferred stocks	6,082	Indefinite	The Purchaser must hold the restricted shares indefinitely	Registration of securities with the SEC or if exemption is available
Total equity securities subject to contractual sale restrictions	$11,850

Equity Method Investments
The equity method investments currently include real estate investments and other investments. The table below shows the carrying value of the Company's equity method investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
Real estate investments	$58,140	73.7%	$57,541	70.8%
Other investments	20,701	26.3%	23,746	29.2%
Total equity method investments	$78,841	100.0%	$81,287	100.0%
The equity method investments above include limited partnerships which are variable interests issued by variable interest entities ("VIEs"). The Company does not have the power to direct the activities that are most significant to the economic performance of these VIEs, therefore, the Company is not the primary beneficiary of these VIEs. The Company is deemed to have limited influence over the operating and financial policies of the investee and accordingly, these investments are reported under the equity method of accounting. In applying the equity method of accounting, the investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of the investee's net income or loss. Generally, the maximum exposure to loss on these interests is limited to the amount of commitment made by the Company as more fully described in Note 11 - Commitments, Contingencies and Guarantees in these condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
The table below shows the carrying value and beneficial ownership percentage of the Company's equity method investments as of March 31, 2025, the summarized financial data of each equity method investment for the year ended December 31, 2024, and the Company's interest in income (loss) of equity method investments for the three months ended March 31, 2025:

	March 31, 2025		For the Year Ended December 31, 2024		For the Three Months Ended March 31, 2025
	Carrying Value	Beneficial Ownership	Investee Revenue(1)	Investee net income (loss)(1)	Equity in income (loss) of investee
USQ Risk(2)	$4,667	18.9%	$21,867	$11,208	$427
Silverstone Venture 1	4,892	90.0%	5,931	(5,130)	(3,309)
Silverstone Venture 2	2,268	86.8%	281	252	71
Silverstone Venture 3	8,874	70.2%	—	(33)	135
Extell Hudson Waterfront Holdings	27,500	25.0%	10,159	10,058	—
Seiden LP & Seiden MGMT LP	30,640	99.9%	612	(113)	(46)
Total equity method investments	$78,841				$(2,722)
(1) The Company has included summarized financial data of its equity method investees for the year ended December 31, 2024 as this period represents the most recent audited financial statements available at the time of filing the Company's Form 10-Q for the three months ended March 31, 2025.
(2) Please refer to Note 15. Subsequent Events for details regarding the recent sale of USQ Risk subsequent to March 31, 2025.
c)Net Investment Income
Net investment income was derived from the following sources for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Fixed maturities	$1,803	$2,440
Income on funds withheld	76	901
Interest income from net loan receivable from related party	598	3,070
Other investments	216	1,207
Cash and cash equivalents	363	174
	3,056	7,792
Investment expenses	(22)	(92)
Net investment income	$3,034	$7,700
d) Net Realized and Unrealized Investment Gains (Losses)
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following tables show the net realized and unrealized investment gains (losses) included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2025 and 2024:

For the Three Months Ended March 31, 2025	Gross gains	Gross losses	Net
Fixed maturities	$—	$(1)	$(1)
Equity securities	—	(1,297)	(1,297)
Other investments	5,019	(390)	4,629
Net realized and unrealized investment gains (losses)	$5,019	$(1,688)	$3,331

For the Three Months Ended March 31, 2024	Gross gains	Gross losses	Net
Fixed maturities	$—	$(218)	$(218)
Equity securities	146	(1,017)	(871)
Other investments	11,324	(1,485)	9,839
Net realized and unrealized investment gains (losses)	$11,470	$(2,720)	$8,750

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
4. Investments (continued)
Realized and unrealized gains and losses from equity securities detailed above include both sales and distributions of equity securities and unrealized gains and losses coming from fair value changes.
Net unrealized losses recognized for equity securities still held at the reporting date for the three months ended March 31, 2025 and 2024, respectively, included:

	For the Three Months Ended March 31,
	2025	2024
Net losses recognized for equity securities	$(1,297)	$(871)
Net gains recognized for equity securities divested	—	—
Net unrealized losses recognized for equity securities still held at the reporting date	$(1,297)	$(871)
Proceeds from sales of fixed maturity investments were $1,788 for the three months ended March 31, 2025 (2024: $23,835).
Net unrealized losses included in accumulated other comprehensive income ("AOCI") were as follows at March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024
Net unrealized losses on fixed maturity investments	$(3,449)	$(4,175)
Net unrealized losses on held for sale AFS investments	(430)	(453)
Total net unrealized losses	(3,879)	(4,628)
Net unrealized losses, net of deferred income tax	$(3,879)	$(4,628)
Change, net of deferred income tax	$749	$3,156
e)Restricted Cash and Cash Equivalents and Investments
The Company is required to provide collateral for its reinsurance liabilities under various reinsurance agreements and utilizes trust accounts to collateralize business with reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair values of restricted assets at March 31, 2025 and December 31, 2024 are:

	March 31, 2025	December 31, 2024
Restricted cash – third party agreements	$10,553	$7,678
Restricted cash – related party agreements	5,009	1,406
Total restricted cash	15,562	9,084
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2025 – $59,721; 2024 – $58,365)	57,526	55,848
Restricted investments – in trust for related party agreements at fair value (amortized cost: 2025 – $131,991; 2024 – $128,584)	131,112	127,420
Total restricted investments	188,638	183,268
Total restricted cash and investments	$204,200	$192,352

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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments for assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments that are measured at fair value on a recurring basis held at March 31, 2025 and December 31, 2024.
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
Equity securities - Equity securities can include both publicly traded and privately held common and preferred stocks. The fair value of publicly traded common and preferred stocks is primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. These investments are carried at fair value using observable market pricing data and is included in the Level 1 fair value hierarchy. Any unrealized gains or losses on the investment is recorded in net income in the reporting period in which it occurs. The privately held common and preferred stocks are valued using significant inputs that are unobservable where there is little or no market activity. Unadjusted third party pricing sources or management's assumptions and internal valuation models may be used to determine the fair values, therefore, these investments are classified as Level 3 in the fair value hierarchy. For investments without a readily determinable fair value, the measurement alternative can be elected to report the qualifying investment at cost, less impairment if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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
•Due to a lag in the valuations of certain funds reported by the investment managers, the Company may record changes in valuation with up to a three-month lag. The Company regularly reviews and discusses fund performance with the investment managers or sponsors to corroborate the reasonableness of the reported NAV and to assess whether any events have occurred within the lag period that would affect the valuation of the investments.
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
The derivative liability on retroactive reinsurance is presented as part of accrued expenses and other liabilities. A significant increase (decrease) in this input in isolation may result in a significantly lower (higher) fair value measurement for the derivative contract. As the significant inputs used to price these derivatives are unobservable, the fair values of this contract is classified as Level 3 in the fair value hierarchy.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
At March 31, 2025 and December 31, 2024, the Company classified its financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$52,747	$—	$—	$—	$52,747
U.S. agency bonds – mortgage-backed	—	23,108	—	—	23,108
Non-U.S. government bonds	—	45,816	—	—	45,816
Collateralized loan obligations	—	63,103	—	—	63,103
Corporate bonds	—	17,686	—	—	17,686
Equity securities	—	—	9,600	—	9,600
Other investments	—	—	39,540	34,492	74,032
Total investments	$52,747	$149,713	$49,140	$34,492	$286,092
As a percentage of total assets	4.3%	12.1%	4.0%	2.8%	23.2%

Underwriting-related derivative liability	$—	$—	$3,984	$—	$3,984

December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
Fixed maturities
U.S. treasury bonds	$84,058	$—	$—	$—	$84,058
U.S. agency bonds – mortgage-backed	—	23,356	—	—	23,356
Non-U.S. government bonds	—	38,532	—	—	38,532
Collateralized loan obligations	—	60,703	—	—	60,703
Corporate bonds	—	25,964	—	—	25,964
Equity securities	—	—	10,897	—	10,897
Other investments	—	—	37,104	32,678	69,782
Total investments	$84,058	$148,555	$48,001	$32,678	$313,292
As a percentage of total assets	6.4%	11.3%	3.6%	2.5%	23.8%

Underwriting-related derivative liability	$—	$—	$3,984	$—	$3,984
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
The Pricing Service was utilized to estimate fair value measurements for 100.0% of our fixed maturities at March 31, 2025 and December 31, 2024, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2 within the fair value hierarchy.
At March 31, 2025 and December 31, 2024, respectively, approximately 0.0% of our fixed maturities were valued using the market approach. At March 31, 2025 and December 31, 2024, no securities in our fixed maturity investment portfolio were priced using a binding quotation from a broker and/or custodian as opposed to the Pricing Service. At March 31, 2025 and December 31, 2024, the Company did not adjust any pricing provided to it based on the review performed by its investment managers. There were no transfers to or from Level 3 during the three months ended March 31, 2025 and March 31, 2024.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
(c) Level 3 Financial Instruments
At March 31, 2025, the Company holds Level 3 financial instruments which currently consist of privately held investments of $49,140 (December 31, 2024: $48,001) and an underwriting-related derivative liability of $3,984 (December 31, 2024: $3,984) on a reinsurance contract written by GLS which is included in accrued expenses and other liabilities.
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
The following table provides a summary of quantitative information regarding the significant unobservable inputs used in determining the fair value of other investments measured at fair value on a recurring basis under the Level 3 classification at March 31, 2025:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Privately held equity investments - common shares	$44,020	Quarterly financial statements	Price/book ratios of comparable public companies
Privately held equity investments - preferred shares	5,120	Quarterly financial statements	Privately calculated enterprise valuations
Total Level 3 investments	$49,140

Underwriting-related derivative liability	$3,984	Discounted cash flows	Duration matched discount rates	5.0%	to	6.0%
The following table shows the reconciliation of beginning and ending balances for investments measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2025 and 2024, respectively. The Company includes any related interest and dividend income in net investment income and are excluded from the reconciliation in the table below:

	For the Three Months Ended March 31,
	2025	2024
Balance - beginning of period	$48,001	$46,656
Net realized and unrealized gains recognized in the statement of income	1,139	5,511
Total Level 3 investments - end of period	$49,140	$52,167
(d) Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried, at fair value, except for certain financial instruments related to insurance contracts.
At March 31, 2025, the carrying values of cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable and certain other assets and liabilities approximate fair values due to their inherent short duration. As these financial instruments are not actively traded, the fair values of these financial instruments are classified as Level 2 in the fair value hierarchy.
At March 31, 2025, the carrying value of the loan to related party approximated fair value. The fair value of this loan is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar loans with similar credit risk. As the loan to related party is not actively traded, its fair value is classified as Level 3 in the fair value hierarchy.
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
The fair values of the Company's outstanding Senior Notes (as defined in Note 7. Long-Term Debt) are based on indicative market pricing obtained from a third-party pricing service which uses observable market inputs, and therefore the fair values of these liabilities are classified as Level 2 in the fair value hierarchy.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
5. Fair Value of Financial Instruments (continued)
The following table presents the respective carrying value and fair value for the Senior Notes as at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes - MHLA – 6.625%	$110,000	$59,048	$110,000	$67,980
Senior Notes - MHNC – 7.75%	152,361	102,874	152,361	109,030
Total Senior Notes	$262,361	$161,922	$262,361	$177,010

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
At March 31, 2025, the aggregate authorized share capital of the Company is 200,000,000 shares from which 151,310,133 common shares were issued, of which 99,682,710 common shares are outstanding, and 51,627,423 shares are treasury shares (please see Note 6. (b) Treasury Shares below for additional information).
The remaining 48,689,867 shares are undesignated at March 31, 2025. At March 31, 2025, 1,024,299 common shares will be issued and outstanding upon vesting of restricted shares, and 1,291,729 common shares remaining are reserved for issuance under the 2019 Omnibus Incentive Plan.
b)Treasury Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common shares from time to time at market prices. During the three months ended March 31, 2025, Maiden Reinsurance did not repurchase any common shares under the Company's share repurchase plan (March 31, 2024: 352,111 common shares at an average price of $1.91 per share). The Company's remaining authorization is $68,107 for common share repurchases at March 31, 2025 (December 31, 2024: $68,107).
During the three months ended March 31, 2025, the Company repurchased 367,878 common shares (2024: 127,555) at an average price per share of $0.80 (2024: $1.79) from employees, which represent tax withholding in respect of tax obligations on the vesting of non-performance-based restricted shares.
Treasury shares include 44,750,678 common shares owned by Maiden Reinsurance consisting of 41,439,348 shares issued as part of the exchange for preference shares held ("Exchange") and 3,311,330 shares directly purchased on the open market by Maiden Reinsurance which are not treated as outstanding common shares on the Condensed Consolidated Balance Sheet at March 31, 2025. Please see further information on the Exchange in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 10, 2025.
The table below includes the total number of treasury shares outstanding at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Number of shares held by Maiden Reinsurance treated as treasury shares	44,750,678	44,750,678
Number of treasury shares due to common share repurchases by Maiden Holdings	6,876,745	6,508,867
Total number of treasury shares at the end of the reporting period	51,627,423	51,259,545
c)AOCI
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended March 31, 2025	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(4,628)	$(28,105)	$(32,733)
Net current period other comprehensive income	749	54	803
Ending balance, Maiden shareholders	$(3,879)	$(28,051)	$(31,930)

For the Three Months Ended March 31, 2024	Change in net unrealized gains on investment	Foreign currency translation	Total
Beginning balance	$(7,784)	$(23,685)	$(31,469)
Net current period other comprehensive income (loss)	1,014	(1,736)	(722)
Ending balance, Maiden shareholders	$(6,770)	$(25,421)	$(32,191)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
7. Long-Term Debt
Senior Notes
At March 31, 2025 and December 31, 2024, Maiden Holdings had outstanding publicly-traded senior notes which were issued in 2016 ("2016 Senior Notes") and its wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA") had outstanding publicly-traded senior notes which were issued in 2013 ("2013 Senior Notes") (collectively "Senior Notes"). The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
The following tables detail the issuances of Senior Notes outstanding at March 31, 2025 and December 31, 2024:

March 31, 2025	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized issuance costs	3,263	4,300	7,563
Carrying value	$106,737	$148,061	$254,798

December 31, 2024	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,361	$262,361
Less: unamortized issuance costs	3,280	4,324	7,604
Carrying value	$106,720	$148,037	$254,757

Other details:
Original debt issuance costs pertaining to remaining outstanding principal amount	$3,715	$5,049
Maturity date	June 14, 2046	December 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	December 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%
Total interest and amortization expense incurred on the Senior Notes for the three months ended March 31, 2025 was $4,818 (2024: $4,815), of which $1,342 was accrued as interest payable at both March 31, 2025 and December 31, 2024, respectively. The issuance costs related to the Senior Notes were capitalized and are amortized over the effective life of the Senior Notes using the effective interest method of amortization.
Under the terms of the 2013 Senior Notes, the 2013 Senior Notes can be redeemed, in whole or in part, at Maiden NA's option at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. Maiden NA is required to give at least thirty days and not more than sixty days notice prior to the redemption date. Please refer to Note 11. Commitments, Contingencies and Guarantees for recent litigation regarding the 2013 Senior Notes.
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
On May 3, 2023, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100,000 of the Company's Senior Notes from time to time at market prices in open market purchases or as may be privately negotiated. The Company has a remaining authorization of $99,905 for Senior Notes repurchases at March 31, 2025. No repurchases were made during the three months ended March 31, 2025 and 2024.

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
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the three months ended March 31, 2025 and 2024 was as follows:

For the Three Months Ended March 31,	2025	2024
Premiums written
Direct	$5,017	$8,831
Assumed	(943)	(508)
Ceded	(25)	(9)
Net	$4,049	$8,314
Premiums earned
Direct	$4,991	$8,546
Assumed	2,706	3,865
Ceded	(13)	(3)
Net	$7,684	$12,408
Loss and LAE
Gross loss and LAE	$385	$12,375
Loss and LAE ceded	(8,008)	(750)
Net	$(7,623)	$11,625
The Company's reinsurance recoverable on unpaid losses balance as at March 31, 2025 was $549,350 (December 31, 2024: $571,331) presented in the Condensed Consolidated Balance Sheets. As of March 31, 2025, the total allowance for expected credit losses on the Company's reinsurance recoverable balance was $849 (December 31, 2024: $2,963).
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on reinsurance recoverable for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Allowance for expected credit losses on reinsurance recoverable, beginning of period	$2,963	$3,240
Decrease in allowance for expected credit losses on reinsurance recoverable where credit losses were previously recognized	(2,114)	(802)
Allowance for expected credit losses on reinsurance recoverable, end of period	$849	$2,438
On December 27, 2018, Cavello Bay Reinsurance Limited ("Cavello") and Maiden Reinsurance entered into a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Reinsurance were 100.0% retroceded to Cavello in exchange for a ceding commission. The reinsurance recoverable on unpaid losses due from Cavello under this retrocession agreement was $36,522 at March 31, 2025 (December 31, 2024: $35,357). The recoverable due from Cavello is net of an allowance for expected credit losses of $762 as at March 31, 2025 (December 31, 2024: $2,633).
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
8. Reinsurance (continued)
As of March 31, 2025, the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement was $509,938 while the deferred gain liability under the LPT/ADC Agreement was $103,968 (December 31, 2024: $532,910 and $104,955, respectively). The recoverable due under the LPT/ADC Agreement is net of an allowance for expected credit losses of $30 as at March 31, 2025 (December 31, 2024: $319). Amortization of the deferred gain was $5,888 for the three months ended March 31, 2025 since cumulative paid losses exceed the minimum risk retention under the LPT/ADC Agreement (year ended December 31, 2024: $4,099). At March 31, 2025, $41,045 was remaining in available coverage under the LPT/ADC Agreement (December 31, 2024: $45,946).
During the three months ended March 31, 2025, the Company received $28,162 in loss recoveries from Cavello under the LPT/ADC Agreement (year ended December 31, 2024: $20,825). The favorable loss development on Workers Compensation business previously commuted back to AmTrust which are contractually covered by the LPT/ADC Agreement reduced the reinsurance recoverable by $— for the three months ended March 31, 2025 (year ended December 31, 2024: $26,200).
The table below shows the components of the decrease in the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement for the three months ended March 31, 2025 and the year ended December 31, 2024:

	2025	2024
Opening Balance	$532,910	$515,463
Adverse PPD covered under the LPT/ADC Agreement(1)	4,901	64,338
Favorable PPD on commuted Workers Compensation business	—	(26,200)
Recoveries received under the LPT/ADC Agreement	(28,162)	(20,825)
Change in credit loss allowance on reinsurance recoverable under LPT/ADC Agreement	289	134
Reinsurance recoverable on unpaid losses under the LPT/ADC Agreement	$509,938	$532,910
(1) Adverse PPD covered under the LPT/ADC Agreement for the three months ended March 31, 2025 is due to foreign currency translation adjustments on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro.
The table below shows the components of the decrease in the deferred gain for the LPT/ADC Agreement for the three months ended March 31, 2025 and the year ended December 31, 2024:

	2025	2024
Opening Balance	$104,955	$70,916
Adverse PPD covered under the LPT/ADC Agreement(1)	4,901	64,338
Favorable PPD on commuted Workers Compensation business	—	(26,200)
Amortization of deferred gain for the LPT/ADC Agreement	(5,888)	(4,099)
Deferred gain liability for the LPT/ADC Agreement	$103,968	$104,955
(1) Adverse PPD covered under the LPT/ADC Agreement for the three months ended March 31, 2025 is due to foreign currency translation adjustments on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro.
Cavello provided collateral in the form of a letter of credit in the amount of $445,000 to AmTrust under the LPT/ADC Agreement. Cavello is subject to additional collateral funding requirements as explained in Note 10. Related Party Transactions. As of March 31, 2025, the amount of collateral required was $455,396 (December 31, 2024 - $484,721). Under the terms of the LPT/ADC Agreement, the covered losses associated with the Commutation and Release Agreement with AmTrust are eligible to be covered but recoverable only when such losses are paid or settled by AII or its affiliates, provided such losses and other related amounts shall not exceed $312,786. Cavello's parent company, Enstar Group Limited, has credit ratings of BBB+ from both Standard & Poor's and Fitch Ratings at March 31, 2025.

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

	March 31, 2025	December 31, 2024
Reserve for reported loss and LAE	$364,021	$383,087
Reserve for losses incurred but not reported ("IBNR")	393,265	410,592
Reserve for loss and LAE	$757,286	$793,679
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Three Months Ended March 31,	2025	2024
Gross loss and LAE reserves, January 1	$793,679	$867,433
Less: reinsurance recoverable on unpaid losses, January 1	571,331	564,331
Net loss and LAE reserves, January 1	222,348	303,102
Net incurred losses related to:
Current year	4,738	5,062
Prior years	(12,361)	6,563
	(7,623)	11,625
Net paid losses related to:
Current year	(2,152)	(125)
Prior years	(19,231)	(59,590)
	(21,383)	(59,715)
Change in deferred gain on retroactive reinsurance	987	(4,982)
GLS run-off business acquired or assumed	(473)	—
Effect of foreign exchange rate movements	14,080	(5,497)
Net loss and LAE reserves, March 31	207,936	244,533
Reinsurance recoverable on unpaid losses, March 31	549,350	569,346
Gross loss and LAE reserves, March 31	$757,286	$813,879
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
9. Reserve for Loss and Loss Adjustment Expenses (continued)
The following table summarizes the (favorable) adverse prior period development experienced in each of our reportable segments for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
Prior Year Loss Development (favorable) adverse	2025	2024
Diversified Reinsurance	$(4,557)	$(655)
AmTrust Reinsurance	(7,804)	7,218
Total Prior Year Development	$(12,361)	$6,563

Diversified Reinsurance Segment
In the Diversified Reinsurance segment, there was favorable PPD of $4,557 for the three months ended March 31, 2025 (2024: favorable $655). The favorable PPD for the three months ended March 31, 2025 was primarily driven by favorable development in GLS business lines, and other runoff business. Prior year development for the three months ended March 31, 2024 was driven by favorable development in GLS and other runoff business lines partly offset by adverse development in International business.
AmTrust Reinsurance Segment
The table below shows prior year loss development for the AmTrust Reinsurance segment for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Prior Year Loss Development (favorable) adverse
AmTrust Quota Share	$(1,655)	$5,000
LPT/ADC Agreement	(6,176)	(317)
European Hospital Liability Quota Share	27	2,535
Total AmTrust Reinsurance PPD	$(7,804)	$7,218
In the AmTrust Reinsurance segment, net favorable PPD was $7,804 during the three months ended March 31, 2025 (2024: adverse $7,218) as detailed in the table above. Net favorable PPD for the three months ended March 31, 2025 was primarily from amortization of the deferred gain liabilty on the LPT/ADC Agreement of $5,888 which reduced net losses incurred in the current period; in addition there was a reduction of $289 in the credit loss allowance for reinsurance recoverable under the LPT/ADC Agreement for the three months ended March 31, 2025.
Net adverse PPD for the three months ended March 31, 2024 was primarily from the AmTrust Quota Share and European Hospital Liability. In the AmTrust Quota Share, U.S. Program business experienced additional adverse development from construction defect coverage for accident years 2015 to 2018 as new claims emergence was significantly greater than expected; this was partly offset by continued favorable development within Workers Compensation business for accident years 2014 to 2017. Net adverse loss development on European Hospital Liability Quota Share was primarily driven by emergence of loss data from adverse claim verdicts on older claims, resulting in strengthening of loss development tail on underwriting years 2011 to 2014.
Change in Recoverable for LPT/ADC Agreement
The reconciliation of the beginning and ending gross and net loss and LAE reserves included a net decrease in the deferred gain on retroactive reinsurance of $987 for the three months ended March 31, 2025 (2024: $4,982 increase) due to a decrease in the deferred gain and related reinsurance recoverable on unpaid losses under the LPT/ADC Agreement with Cavello of $987 for the three months ended March 31, 2025 (2024: $5,000 increase).
The decrease in the deferred gain on retroactive reinsurance of $987 for the three months ended March 31, 2025 included amortization of the deferred gain on the LPT/ADC Agreement of $5,888 partly offset by adverse PPD of $4,901 that was the result of foreign currency translation adjustments on the re-measurement of net loss liabilities denominated in British pound and euro on loss reserves covered under the LPT/ADC Agreement.
Please refer to Note 8. Reinsurance for tables that show the components of the decrease in the reinsurance recoverable on unpaid losses under the LPT/ADC Agreement and the related deferred gain for the three months ended March 31, 2025 and the year ended December 31, 2024.

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
On January 30, 2019, in connection with the termination of the reinsurance agreement described above, the Company and AmTrust entered into a second amendment to the Master Agreement between the parties, originally entered into on July 3, 2007, to remove the provisions requiring AmTrust to reinsure business with the Company. Please refer to Note 10. Related Party Transactions in the Annual Report on Form 10-K for the year ended December 31, 2024 for further details.
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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's Condensed Consolidated Income Statements for the three months ended March 31, 2025 and 2024, respectively:

For the Three Months Ended March 31,	2025	2024
Gross and net premiums written	$(942)	$(505)
Net premiums earned	2,684	3,417
Net loss and LAE	(787)	(9,018)
Commission and other acquisition expenses	(2,267)	(1,298)
Collateral provided to AmTrust
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
Pursuant to the terms of Post Termination Endorsement No. 3 to the AmTrust Quota Share, AmTrust has agreed to eliminate the minimum excess funding requirement of $54,000 in the AmTrust Quota Share between All and Maiden. Collateral on the AmTrust Quota Share will now solely be tied to a contractually agreed percentage and is expected to be reduced from a current level of 107.5% to 105% during the second or third quarter of 2025 when its obligations are expected to decline below the $500,000 threshold. The terms of Post Termination Endorsement No. 3 was effective upon the execution and delivery of the AR Loan Agreement and the Premium Repayment Loan Agreement approved by the Vermont DFR on February 7, 2025.
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
On December 31, 2024, Maiden Reinsurance and AmTrust entered into a Loan Agreement (the “Premium Repayment Loan Agreement”) by which Maiden Reinsurance will repay AII the principal amount of $24,259 representing settlement of a dispute over cessions of uncollectible ceded premiums written made by AII to Maiden Reinsurance, payable by Maiden Reinsurance in quarterly installments through the maturity date of December 31, 2032. This settlement was recognized on the Consolidated Balance Sheets as reinsurance losses payable within accrued expenses and other liabilities at December 31, 2024. AmTrust may offset any amount payable against any amount due and unpaid by Maiden Reinsurance, under any agreement between AmTrust or its affiliate and Maiden Reinsurance or its affiliate, including without limitation, the European Hospital Liability Quota Share, dated April 1, 2011, as amended. Interest is payable at a rate equivalent to the Fed Funds rate plus 150 basis points per annum under the terms of Premium Repayment Loan Agreement.
a) AmTrust Quota Share
To provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of AmTrust's insurance subsidiaries, established trust accounts ("Trust Accounts") for their benefit. Maiden Reinsurance has provided appropriate collateral to secure its proportional share under the AmTrust Quota Share of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral which can include: (a) assets loaned by Maiden Reinsurance to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties; (b) assets transferred by Maiden Reinsurance for deposit into the Trust Accounts; or (c) a letter of credit obtained by Maiden Reinsurance and delivered to an AmTrust subsidiary on AII's behalf. Maiden Reinsurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Reinsurance's proportionate share of its obligations under the AmTrust Quota Share. The collateral requirements under the AmTrust Quota Share with AII are presently satisfied as follows:
•On January 1, 2025, Maiden Reinsurance and AmTrust amended the terms of the loan agreement provided by Maiden Reinsurance to AII. Under the revised terms, an Amended and Restated Loan Agreement was entered into effective January 1, 2025 (the “AR Loan Agreement”), by which the principal amount of the collateral loan will be repaid (subject to funding of collateral requirements) on or before the revised maturity date of January 1, 2033 pursuant to a repayment schedule set forth in the AR Loan Agreement. The principal amount shall equal (a) $152,377 minus (b) the amount of payments and any prepayments made by or on behalf of AmTrust from time to time. Interest will be payable at a rate equivalent to the Fed Funds rate plus 150 basis points per annum under the terms of the AR Loan Agreement.
•AmTrust may offset any amount payable against any amount due and unpaid by Maiden Reinsurance, under any agreement between AmTrust or its affiliate and Maiden Reinsurance or its affiliate, including without limitation, the AmTrust Quota Share and European Hospital Liability Quota Share dated April 1, 2011, as amended, between Maiden Reinsurance and AmTrust, any other reinsurance agreements between AmTrust or its affiliates and Maiden Reinsurance or its affiliates and the Premium Repayment Loan Agreement dated December 31, 2024 with respect to the settlement of certain ceded premium balances of $24,259 entered into between AII and Maiden Reinsurance.
•Commencing on January 1, 2025, the outstanding balances under the AR Loan Agreement and Premium Repayment Loan Agreement are presented on the Company's balance sheet on a net basis. The outstanding net loan receivable was $128,118 at March 31, 2025 (December 31, 2024: $167,975). There was no allowance for expected credit losses recognized on the loan at March 31, 2025 and December 31, 2024. Interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 150 basis points per annum (December 31, 2024 - 200 basis points per annum on the original loan prior to the AR Loan agreement).
•Net interest income on the net loan receivable was $598 in the three months ended March 31, 2025 (2024: $3,070 earned on the original Loan Agreement) with an effective yield of 1.9% (2024: 7.3% on the original Loan Agreement). Net interest income earned on the net loan receivable for the three months ended March 31, 2025 was offset by a non-recurring adjustment of $1,240 due to contractual reductions regarding the timing of paid loss settlements in 2024. The Company expects net interest income to be lower going forward as interest income on the AR Loan Agreement is now offset by interest payable on the Premium Repayment Loan Agreement from January 1, 2025.
b) European Hospital Liability Quota Share
Collateral has been provided to both AEL and AIU DAC under the European Hospital Liability Quota Share. For AEL, the amount of the collateral held in reinsurance trust accounts at March 31, 2025 was $130,845 (December 31, 2024: $123,681) and the accrued interest was $593 (December 31, 2024: $1,008).
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $54 of investment management fees for the three months ended March 31, 2025 (2024: $57) under this agreement.

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
These two Renewal Rights and Asset Purchase Agreements as described above are collectively referred to as the AmTrust Renewal Rights Agreements (“AmTrust Renewal Rights Agreements”).
Under these agreements, those AmTrust subsidiaries in collaboration with existing Maiden LF and Maiden GF distribution partners, will offer renewals to select policyholders in exchange for a fee at standard market terms for business successfully renewed. All programs written by Maiden LF and GF, including those covered by the AmTrust Renewal Rights Agreements, are in the process of being cancelled in accordance with the requirements of the AmTrust Renewal Rights Agreements, or their contractual terms. As at March 31, 2025, Maiden LF and Maiden GF substantially completed all the main contractual obligations as per the AmTrust Renewal Rights Agreements.
Combination Agreement with Kestrel Group
On December 29, 2024, the Company entered into a combination agreement with Kestrel to combine and form a new, publicly listed specialty program group as discussed in Note 1. Basis of Presentation. AmTrust is a significant shareholder of Kestrel. Following closing of the transaction, Kestrel will continue to write business through its use of A.M. Best A- FSC XV insurance carriers, including Sierra Specialty Insurance Company, Rochdale Insurance Company, Park National Insurance Company, and Republic Fire and Casualty Insurance Company, all subsidiaries of AmTrust. In connection with the transaction, the combined company will have the option to acquire the Insurers from AmTrust for a period of up to three years after closing.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
11. Commitments, Contingencies and Guarantees
There are no material changes from the commitments, contingencies and concentrations previously disclosed in the Company’s Form 10-K for the year ended December 31, 2024.
a)Concentrations of Credit Risk
At March 31, 2025 and December 31, 2024, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party (presented on a net basis from January 1, 2025), reinsurance balances receivable, reinsurance recoverable on paid and unpaid losses and funds withheld receivable. Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties including the impact of the LPT/ADC Agreement effective January 1, 2019. The Company requires its reinsurers to have adequate financial strength.
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
The Company manages the concentration of credit risk in its investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party, reinsurance balances receivable and funds withheld receivable, within which the largest balances are due from AmTrust. AmTrust has a financial strength/credit rating of A- (Excellent) from A.M. Best at March 31, 2025. To mitigate credit risk, the Company generally has a contractual right of offset thereby allowing claims to be settled net of any premiums or loan receivable. The Company believes these balances as at March 31, 2025 will be fully collectible.
b)Investment Commitments and Related Financial Guarantees
The Company's total unfunded commitments on alternative investments was $41,248 at March 31, 2025 (December 31, 2024: $43,966) which included commitments for other investments and equity method investments. The table below shows the total unfunded commitments by type of investment as at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total
Private equity funds	$23,802	57.7%	$28,258	64.3%
Investments in direct lending entities	2,475	6.0%	—	—%
Total unfunded commitments on other investments	$26,277	63.7%	$28,258	64.3%

Total unfunded commitments on equity method investments	$14,971	36.3%	$15,708	35.7%

Total unfunded commitments on alternative investments	$41,248	100.0%	$43,966	100.0%
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
As discussed above, at March 31, 2025, guarantees of $67,710 (December 31, 2024: $67,740) were provided to lenders by the Company on behalf of real estate joint ventures, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

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
As the lease contracts generally do not provide an implicit discount rate, the Company used the weighted-average discount rate of 8.5%, representing its secured incremental borrowing rate, in calculating the present value of the lease liability. At March 31, 2025, the Company's future lease obligations of $1,880 (December 31, 2024: $1,909) were calculated based on the present value of future annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases discounted using its secured incremental borrowing rate. This amount has been recognized on the Condensed Consolidated Balance Sheet as a lease liability within accrued expenses and other liabilities with an initial equivalent amount for the right-of-use asset presented as part of other assets. At March 31, 2025, the Company's right-of-use lease asset of $1,336 reflected certain lease incentives that were accepted which reduced the right-of-use asset and were separately capitalized under leasehold improvements to be depreciated over the effective term of the related lease agreements (December 31, 2024: $1,354).
The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's weighted-average remaining lease term is approximately 9.5 years at March 31, 2025.
Under Topic 842, Leases, the Company continues to recognize the related leasing expense on a straight-line basis over the lease term on the Condensed Consolidated Statements of Income. The Company's total lease expense was $99 for three months ended March 31, 2025 (2024: $146) recognized within general and administrative expenses consistent with the prior accounting treatment under Topic 840.
At March 31, 2025, the scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

March 31, 2025
2025	$208
2026	277
2027	277
2028	278
2029	284
Thereafter	1,449
Discount for present value	(893)
Total discounted operating lease liabilities	$1,880
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
On December 26, 2024, WUSO Holding Corporation and 683 Capital Partners filed a lawsuit against Maiden Holdings North America, Ltd. and Maiden Holdings in the Supreme Court of the State of New York, County of New York, captioned WUSO Holding Corporation and 683 Capital Partners, LP v. Maiden Holdings North America, Ltd. and Maiden Holdings, Ltd., Index No. 659861/2024. The complaint alleges that Maiden’s sale of Maiden Reinsurance North America, Inc., which closed approximately six years ago from the date of the complaint, breached a sole provision of Maiden’s indenture governing its 2013 Senior Notes. Plaintiffs allege that principal and interest payable under the 2013 Senior Notes are due currently, rather than upon the stated maturity date of the 2013 Senior Notes. Maiden believes it has substantial procedural and substantive defenses to the asserted claims, and it intends to vigorously defend against these claims.
As discussed in Note 1. Basis of Presentation, on December 29, 2024, the Company entered into a Combination Agreement with Kestrel. In connection with the Combination Agreement, (i) Bermuda NewCo filed a registration statement on Form S-4, dated March 24, 2025, with the SEC and a related prospectus, dated March 26, 2025, with respect to the Bermuda NewCo common shares to be issued to Company shareholders pursuant to the transaction; and (ii) the Company filed a definitive proxy statement on Schedule 14A, dated March 26, 2025 (collectively, the “proxy statement/prospectus”), in respect of the Special Meeting. On April 29, 2025, the Company's shareholders approved all proposals related to the transaction at the Special Meeting.
As previously disclosed in the Company's Form 8-K filed on April 21, 2025, since the filing of the proxy statement/prospectus, seven purported shareholders of the Company have sent demand letters generally alleging that the proxy statement/prospectus is misleading and/or fails to disclose material information concerning, among other things: (i) certain financial projections; (ii) certain data and inputs underlying the financial analyses that support the fairness opinion provided by Insurance Advisory Partners LLC (“IAP”); and (iii) potential conflicts of interest of IAP.
In addition, on April 9, 2025 and April 10, 2025, respectively, two separate complaints were filed by purported shareholders in the Supreme Court of the State of New York, County of New York against Maiden and its directors under the captions (i) Nathan Turner v. Maiden Holdings, Ltd. et al., Case No. 652257/2025 (the “Turner Complaint”); and (ii) Mark Thomas v. Maiden Holdings, Ltd. et al., Case No. 154730/2025 (together with the Turner Complaint, the “Complaints”). The Complaints allege that the proxy statement/prospectus is misleading and/or fails to disclose material information concerning, among other things (i) certain financial projections; (ii) certain data and inputs underlying the financial analyses that support the fairness opinion provided by IAP; and (iii) potential conflicts of interest of IAP, and bring claims for negligence and negligent misrepresentation and concealment under New York law. The Complaints seek, among other things, injunctions barring consummation of the transaction or, in the event that the transactions are consummated, damages resulting from the alleged violations.
The Company denies the allegations in the Complaints and the demand letters, denies that any violation of law has occurred and believes that the claims asserted in the Complaints and demand letters are wholly without merit.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
12. Earnings per Common Share
The following shows a summary of the elements used in calculating basic and diluted earnings per common share for the three months ended March 31, 2025 and 2024, respectively:

For the Three Months Ended March 31,	2025	2024
Numerator:
Net (loss) income	$(8,645)	$1,459
Amount allocated to participating common shareholders(1)	—	(17)
Net loss (income) allocated to common shareholders	$(8,645)	$1,442

Denominator:
Weighted average number of common shares – basic and diluted(1)	99,120,644	100,457,125

Basic and diluted (loss) earnings per share attributable to common shareholders	$(0.09)	$0.01
.
(1)Please refer to "Note 6. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for the terms and conditions of securities that could potentially be dilutive in the future. There were no potentially dilutive securities for the three months ended March 31, 2025 (2024: 0).

13. Income Taxes
The Company recognized income tax expense of $12 for the three months ended March 31, 2025, compared to an income tax expense of $11 for the same respective period in 2024. The effective tax rate on the Company's net (loss) income differs from the statutory rate of zero percent under Bermuda law due to tax on foreign operations, primarily the U.S. and Sweden.
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
At March 31, 2025, the Company has available net operating loss carry-forwards of $460,849 (December 31, 2024: $459,604) for income tax purposes. Approximately $379,855 (December 31, 2024: $379,855) of net operating loss ("NOL") carryforwards expire in various years beginning in 2029. As of March 31, 2025, approximately $80,994 or 17.6% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law (December 31, 2024 - $79,749 or 17.4%) At March 31, 2025, the Company has remaining capital loss carry-forwards of $1,669 (December 31, 2024: $1,542) which will expire beginning in 2027.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
14. Assets Held for Sale
Sale of Swedish Subsidiaries and Related IIS Operations
On November 29, 2024, the Company entered into an agreement to sell its Swedish subsidiaries, Maiden LF and Maiden GF to an expanding group of international insurance and reinsurance companies headquartered in the United Kingdom (“Swedish Subsidiaries Sale”). Such transaction is subject to customary regulatory approvals. The sale will be an all-cash transaction and pursuant to the terms of the agreement, all existing staff and independent directors of both Maiden LF and Maiden GF will transition to the new ownership group.
This sale is part of the Company's broader plan to divest its IIS businesses, which was the conclusion of a strategic review of the IIS business platform. The purpose of that review was to evaluate the strategic value of Maiden LF and Maiden GF in relation to their ongoing growth and profitability prospects, regulatory capital requirements and ability to create shareholder value in excess of the Company's target return on capital levels. As part of these transactions, Maiden LF and Maiden GF are no longer writing new business and their non-underwriting related assets and liabilities are represented as held-for-sale in our consolidated financial statements.
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
However, pursuant to the terms of the Swedish Subsidiaries Sale, this transaction met the relevant held for sale criteria at December 31, 2024 and accordingly, any non-underwriting related assets and liabilities related to the sale consideration are classified as held-for-sale in the Condensed Consolidated Balance Sheets as at March 31, 2025 and December 31, 2024. All underwriting related balances are excluded from the held-for-sale assets and liabilities which amounted to net insurance liabilities of $5,839 as at March 31, 2025 (December 31, 2024 - $6,500).
The Company estimated the fair value of the net assets held-for-sale to be based on the estimated selling price less costs to sell and these assets are classified as Level 2 within the fair value hierarchy as of March 31, 2025.
The assets and liabilities classified as held for sale on the Company's Consolidated Balance Sheets as at March 31, 2025 and December 31, 2024 include the following:

	March 31, 2025	December 31, 2024
ASSETS
Fixed maturities, available-for-sale, at fair value	$5,902	$6,656
Cash and cash equivalents	12,976	13,349
Accrued investment income	60	125
Other assets	700	685
Total assets held for sale	$19,638	$20,815
LIABILITIES
Accrued expenses and other liabilities	$645	$883
Total liabilities held for sale	$645	$883

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)
15. Subsequent Events
Asset Sales
Subsequent to March 31, 2025, USQ Risk, a private equity investment held by the Company in the insurance distribution industry ("USQ") that is accounted for as an equity method investment completed an asset purchase agreement ("APA") with a third-party acquirer. The Company had previously provided seed capital to USQ via preference shares and had also received a common equity position in USQ which at the transaction date represented an 18.9% holding in USQ. Pursuant to the terms of the agreement, the Company will receive a series of distributions commencing at closing. In addition to the distribution of $4,335 received on May 2, 2025, the Company presently estimates it could receive up to $13,580 in additional distributions from the USQ transaction. The Company currently estimates that the net present value of these potential distributions is approximately $14,188.

NASDAQ Listing Qualifications
On April 2, 2025, the Company received a letter from the listing qualifications department staff of Nasdaq that Maiden's common shares failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Listing Rules of Nasdaq. Since then, Nasdaq has determined that for the last 12 consecutive business days, from April 21, 2025 to May 7, 2025, the closing bid price of the Company’s common shares has been at $1.00 per share or greater. Accordingly, the Company has regained compliance with Listing Rule 5550(a)(2), and this matter is now closed.
Combination with Kestrel - Regulatory Approval Update
On May 6, 2025, Maiden Reinsurance received approval from the Vermont DFR for the change of control related to the Combination Agreement with Kestrel along with approval for the extraordinary dividend required to complete the transaction. Other Maiden entities are still waiting for approvals regarding the change in control. As part of the approval granted by the Vermont DFR, Maiden Reinsurance will no longer be permitted to include the intercompany loan receivable from Maiden Holdings (and related accrued interest) as an admitted asset for statutory capital and reporting purposes. As a result, this will reduce Maiden Reinsurance's ratio of risk-based capital to total adjusted capital, which remains sufficient to support both the dividends related to the Combination Agreement with Kestrel and recurring annual dividends, and which require approval by the Vermont DFR. In addition, Maiden Reinsurance has agreed to not purchase any additional affiliated securities of the Company and its subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Form 10-Q" or this "Report"). References in this Form 10-Q to the terms "we", "us", "our", "the Company", "Maiden" or other similar terms mean the consolidated operations of Maiden Holdings, Ltd. and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term "Maiden Holdings" means Maiden Holdings, Ltd. only. Certain reclassifications have been made for 2024 to conform to the 2025 presentation and have no impact on consolidated net income and total equity previously reported.
Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q includes the consummation of the business combination with Kestrel (as defined herein), including the expected time period to consummate the business combination, and the anticipated benefits of the business combination, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Our actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them.
Factors that could cause our actual results and financial condition to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the U.S. Securities and Exchange Commission ("SEC") on March 10, 2025, however, these factors should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

Overview
Maiden Holdings is a Bermuda-based holding company. Maiden creates shareholder value by actively managing and allocating our assets and capital, including through ownership and management of businesses and assets mostly in the insurance and related financial services industries where we can leverage our deep knowledge of those markets.
As of March 31, 2025, Maiden Reinsurance owns approximately 31.0% of the Company's total outstanding common shares which is eliminated for accounting and financial reporting purposes on the Company's condensed consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its common shares ownership, was capped at 9.5% pursuant to the bye-laws of the Company. However, on April 29, 2025, Maiden shareholders approved the proposal to remove the 9.5% voting limitation at the Company's special general meeting of its shareholders (the "Special Meeting"). The ownership of the common shares by Maiden Reinsurance was made in compliance with Maiden Reinsurance's investment policy and approved by the Vermont DFR.
Current Operations
The Company does not presently underwrite prospective reinsurance risks. During 2024, Maiden entered into a series of strategic transactions that, upon completion, will substantially transform our business plan and operations, which are fully described in our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed on March 10, 2025.
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
During 2024, we conducted and completed a strategic review of our IIS Business. The purpose of that review was to evaluate the strategic value of this business, including the operations of Maiden LF and Maiden GF in relation to their ongoing growth and profitability prospects, regulatory capital requirements and ability to create shareholder value in excess of the Company's target return on capital levels. As a result of that review, we concluded that divesting this business was in the best interests of shareholders and therefore we entered into the following transactions to accomplish that objective: 1) two Renewal Rights and Asset Purchase Agreement with AmTrust Nordic AB (“AmTrust Renewal Rights Agreements”); and 2) a Stock Purchase Agreement to sell Maiden LF and Maiden GF (“Swedish Subsidiaries Sale”). For further information on these transactions, please see Note 14. Assets Held for Sale in the Notes to Condensed Consolidated Financial Statements included in Part I Item 1. "Financial Information".
The Company also has various historic reinsurance programs underwritten by Maiden Reinsurance which are in run-off, including the liabilities associated with AmTrust Financial Services, Inc. ("AmTrust") reinsurance agreements which were terminated in 2019 as discussed in Note 10. Related Party Transactions of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1. "Financial Information". In addition, the Company has a retroactive reinsurance agreement and a commutation agreement that further reduces its exposure and limits the potential volatility related to AmTrust liabilities, which are discussed in Note 8. Reinsurance of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1. "Financial Information".
The Company is also running off certain business related to its Genesis Legacy Solutions ("GLS") platform. In November 2020, the Company formed its indirect wholly owned subsidiary GLS, which specialized in providing a full range of legacy services to small insurance entities, particularly those in run-off or with blocks of reserves that are no longer core to those companies' operations, working with clients to develop and implement finality solutions including acquiring entire companies. The Company believed the formation of GLS was highly complementary to its overall longer-term strategy. However, a combination of factors, including market conditions in the sector GLS focuses on, resulted in an inability for GLS to gain sufficient scale to achieve its objectives or earn a profit, and GLS results did not reach the objectives the Company expected it to over time. Having completed the capital commitment made to GLS in November 2020, the Company determined during 2023 to not commit any additional capital to new opportunities and to run-off the existing accounts underwritten by GLS.
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
Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed on March 10, 2025 for further information on recent developments within the Company.
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
Asset Management
As of March 31, 2025, we have invested $254.2 million into alternative investments which include equity securities, other investments and equity method investments in a wide variety of asset classes, and we believe these activities will exceed that benchmark cost of capital with adjustments as necessary if those returns do not emerge. Please refer to the "Liquidity and Capital Resources" section on "Other Investments, Equity Investments and Equity Method Investments" for further information on our alternative asset classes and a detailed discussion of their investment returns.
Recent development and trends in financial markets, particularly the recent volatility in interest rates and the associated economic uncertainty as a result of those changes, indicate that it may take longer than expected to achieve those returns and we expect that to factor into future capital allocation decisions.
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
Please refer to "Notes to Consolidated Financial Statements - Note 6 — Shareholders' Equity" under Item 8 "Financial Statements and Supplementary Data" of the Annual Report on Form 10-K for the year ended December 31, 2024 for further information on the common shares repurchases made by Maiden Reinsurance in 2024 and 2023. In connection with the combination agreement (as amended, "Combination Agreement") entered into with Kestrel Group LLC (“Kestrel”), Maiden has suspended its common share repurchase program.
Legacy Underwriting
At March 31, 2025, GLS and its subsidiaries have total insurance related liabilities of $24.5 million which consisted of total loss reserves of $18.2 million, an underwriting-related derivative liability of $4.0 million, and net deferred gains on retroactive reinsurance of $2.3 million.
Re-Assessment of Business Strategy
As part of ongoing efforts to continually improve our performance, we regularly evaluate our business plans and strategies, which have resulted in material changes to those plans. In recent years, losses reported in our AmTrust Reinsurance segment have produced significant levels of adverse prior period loss development, including amounts increasingly not covered by the LPT/ADC Agreement. Please refer to the "Underwriting Results by Reportable Segment" section on "AmTrust Reinsurance Segment" for further information.
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
As a result, we determined that the near-term expansion of those strategies is appropriate and during 2024 we took steps to: 1) further de-emphasize our prior strategies; and 2) actively explore fee-based and distribution opportunities which are non-risk bearing and capital efficient while potentially being complemented by limited and selective deployment of reinsurance capacity to supplement those activities and enhance returns to shareholders.

These steps resulted in the announcement of our Combination Agreement with Kestrel on December 29, 2024. On April 29, 2025, the Company's shareholders approved all proposals related to the combination agreement at the Special Meeting. The transaction remains subject to customary closing conditions, the approval of listing of the shares of the combined company on the Nasdaq (subject to official notice of issuance) and the receipt of certain other regulatory approvals. Closing is currently expected to occur during the second quarter of 2025.
See Note 1. Basis of Presentation in the Notes to Condensed Consolidated Financial Statements included in Part I Item 1. "Financial Information" for further information. We believe the upcoming combination with Kestrel represents a transformative milestone for Maiden, and believe that Kestrel’s balance sheet light, fee revenue model will enable us to realize our vision of delivering a strong fee-based insurance platform while selectively deploying underwriting capacity to optimize returns for shareholders.
In light of the revisions to our strategy, during 2024 we took steps to begin to reduce the asset management pillar of our strategy which are discussed below. Our alternative investments portfolio increased by 1.1% during the three months ended March 31, 2025 primarily due to net purchases of private equity funds in the first quarter of 2025. However we expect this portfolio to be reduced further in future periods as we continue to refine our capital and asset management strategy consistent with our revised business strategy. The alternative portfolio produced a lower positive net return of 0.3% during the three months ended March 31, 2025 compared to 3.4% for the same respective period in 2024. While we remain confident that our asset management strategy will achieve the returns we have set out to achieve, we currently believe it is more critical to reposition our balance sheet and increase our liquidity in support of the current initiatives being pursued.
While we have revised our strategy and believe that our upcoming combination with Kestrel will increase the likelihood of achieving our stated objectives, there can be no assurance that our insurance liabilities will run-off at levels that will permit further capital management activities, which we continually review as part of our strategy.
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
2025 Developments
The run-off of our historic reinsurance programs produced underwriting income of $7.5 million for the three months ended March 31, 2025 which was driven by favorable prior year reserve development of $12.4 million for three months ended March 31, 2025. During the three months ended March 31, 2025, our book value decreased by 17.4% to $0.38 per common share at March 31, 2025, and our non-GAAP book value decreased by 6.6% to $1.42 per common share at March 31, 2025. There were no common share repurchases made in the three months ended March 31, 2025 under the Company's authorized common share repurchase plan. Please refer to the "Results of Operations" section for further information on our 2025 results to date.
Maiden Holdings North America ("Maiden NA")
We believe Maiden NA’s investments, including its ownership of Maiden Reinsurance and its active asset management strategy, will create opportunities to utilize NOL carryforwards of $460.8 million at March 31, 2025. Approximately $379.9 million of these NOL carryforwards expire in various years beginning in 2029. As of March 31, 2025, $81.0 million or 17.6% of the Company's NOL carryforwards have no expiry date under the relevant U.S. tax law. The NOL carryforwards combined with additional net deferred tax assets ("DTA") primarily related to our insurance liabilities result in net U.S. DTA (before valuation allowance) of $167.5 million or $1.68 per common share at March 31, 2025.
Net U.S. DTA of $167.5 million is not presently recognized on the Company's condensed consolidated balance sheets as a full valuation allowance is carried against it. At this time, the Company believes it is necessary to maintain a full valuation allowance against the net U.S. DTA as more evidence is needed regarding the utilization of these losses. As circumstances further develop, we will continuously evaluate the amount of the valuation allowance held against the net U.S. DTA.
For further details on the NOL carryforwards, please see "Note 13 — Income Taxes" included under Item 8 "Financial Statements and Supplementary Data" of the Annual Report on Form 10–K for the year ended December 31, 2024. Taken together, we believe these measures should generate additional income for Maiden NA in a tax-efficient manner, while sharing in the improvement in profitability anticipated in Maiden Reinsurance as a result of the measures enacted as described above.

Three Months Ended March 31, 2025 and 2024 Financial Highlights

For the Three Months Ended March 31,	2025	2024	Change
Summary Consolidated Statement of Income Data (unaudited):	($ in thousands except per share data)
Net (loss) income	$(8,645)	$1,459	$(10,104)
Basic and diluted (loss) earnings per common share:
Net (loss) income attributable to common shareholders(2)	(0.09)	0.01	(0.10)
Gross premiums written	4,074	8,323	(4,249)
Net premiums earned	7,684	12,408	(4,724)
Underwriting income (loss)(3)	7,454	(7,524)	14,978
Net investment results(13)	3,643	17,056	(13,413)
Non-GAAP measures:
Non-GAAP operating loss(1)	(2,807)	(4,950)	2,143
Non-GAAP basic and diluted operating loss per common share(1)	(0.03)	(0.05)	0.02
Annualized non-GAAP operating return on average adjusted shareholders' equity(1)	(7.8)%	(6.2)%	(1.6)

	March 31, 2025	December 31, 2024	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(4)	$500,977	$518,798	$(17,821)
Total assets	1,234,584	1,316,006	(81,422)
Reserve for loss and LAE	757,286	793,679	(36,393)
Senior notes - principal amount	262,361	262,361	—
Shareholders' equity	37,573	45,193	(7,620)
Total capital resources(5)	299,934	307,554	(7,620)
Ratio of debt to total capital resources(10)	87.5%	85.3%	2.2
Book Value calculations:
Book value per common share(6)	$0.38	$0.46	$(0.08)
Accumulated dividends per common share(12)	4.27	4.27	—
Book value per common share plus accumulated dividends	$4.65	$4.73	$(0.08)
Change in book value per common share plus accumulated dividends	(1.7)%
Diluted book value per common share(7)	$0.37	$0.45	$(0.08)

Non-GAAP measures:
Adjusted book value per common share(8)	$1.42	$1.52	$(0.10)
Adjusted shareholders' equity(9)	141,541	150,148	(8,607)
Adjusted total capital resources(9)	403,902	412,509	(8,607)
Ratio of debt to adjusted total capital resources(11)	65.0%	63.6%	1.4

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
The Company no longer presents certain non-GAAP measures such as combined ratio and its related components in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025, as it believes that as the run-off of our reinsurance portfolios progresses, such ratios are increasingly not meaningful and of less value to readers as they evaluate the financial results of the Company, particularly compared to historical data.
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
Certain Operating Measures
Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 10, 2025, for a general discussion on "Certain Operating Measures" utilized by the Company.
Critical Accounting Policies and Estimates
The critical accounting policies and estimates should be read in conjunction with "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" included in this Form 10-Q and "Notes to Consolidated Financial Statements Note 2. Significant Accounting Policies" included within the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 10, 2025. There have been no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Gross premiums written	$4,074	$8,323
Net premiums written	$4,049	$8,314
Net premiums earned	$7,684	$12,408
Other insurance revenue, net	—	46
Net loss and LAE	7,623	(11,625)
Commission and other acquisition expenses	(4,558)	(5,593)
General and administrative expenses(1)	(3,295)	(2,760)
Underwriting income (loss)(2)	7,454	(7,524)
Other general and administrative expenses(1)	(7,478)	(5,300)
Net investment income	3,034	7,700
Net realized and unrealized investment gains	3,331	8,750
Foreign exchange and other (losses) gains	(7,434)	2,053
Interest and amortization expenses	(4,818)	(4,815)
Income tax expense	(12)	(11)
Interest in (loss) income of equity method investments	(2,722)	606
Net (loss) income	$(8,645)	$1,459
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

Net (loss) income
Net loss for the three months ended March 31, 2025 was $8.6 million compared to net income of $1.5 million for the same respective period in 2024. The decrease in our financial results for the first quarter of 2025 compared to the first quarter of 2024 was primarily due to the following factors:
•an underwriting income of $7.5 million for the three months ended March 31, 2025 compared to an underwriting loss of $7.5 million in the same period in 2024 largely due to:
•favorable prior year loss development ("PPD") of $12.4 million in the first quarter of 2025 compared to adverse PPD of $6.6 million during the same period in 2024, detailed as follows;
•Our AmTrust Reinsurance segment had favorable PPD of $7.8 million in the first quarter of 2025 compared to adverse PPD of $7.2 million for the first quarter of 2024.
•Our Diversified Reinsurance segment had favorable PPD of $4.6 million in the first quarter of 2025 compared to favorable PPD of $0.7 million for the first quarter of 2024.
•On a current accident year basis, underwriting loss was $4.9 million for the three months ended March 31, 2025 compared to an underwriting loss of $1.0 million for the same period in 2024.
•lower income from investment activities which totaled $3.6 million for the three months ended March 31, 2025 compared to $17.1 million for the same period in 2024 primarily due to continued negative operating cash flows due to settlement of claim payments to AmTrust as we run-off existing reinsurance liabilities in the AmTrust Reinsurance segment. The change in investment activities was comprised of:
•net investment income decreased to $3.0 million for the three months ended March 31, 2025 compared to $7.7 million that was earned for the same period in 2024;
•realized and unrealized investment gains of $3.3 million for the three months ended March 31, 2025 compared to gains of $8.8 million for the same period in 2024; and
•interest in loss of equity method investments of $2.7 million for the three months ended March 31, 2025 compared to income of $0.6 million in 2024.

•corporate general and administrative expenses increased to $7.5 million for the three months ended March 31, 2025 compared to corporate expenses of $5.3 million for the same period in 2024 primarily due to significantly higher expenses related to our pending business combination with Kestrel; and
•foreign exchange and other losses of $7.4 million for the three months ended March 31, 2025, compared to foreign exchange and other gains of $2.1 million for the same period in 2024, primarily due to significant weakening of the U.S dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro.
Net Premiums Written
Net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three months ended March 31, 2025 and 2024 are detailed below:

For the Three Months Ended March 31,	2025	2024	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$4,991	$8,819	$(3,828)	(43.4)%
AmTrust Reinsurance	(942)	(505)	(437)	86.5%
Total	$4,049	$8,314	$(4,265)	(51.3)%
Net premiums written for the three months ended March 31, 2025 decreased to $4.0 million, compared to net premiums written of $8.3 million for the same period in 2024:
•Premiums written in the Diversified Reinsurance segment decreased by $3.8 million for the three months ended March 31, 2025, compared to the same respective period in 2024 due to the pending sale of Maiden LF and Maiden GF as discussed in Note 14. Assets Held for Sale of the Notes to Condensed Consolidated Financial Statements in Part I Item 1. "Financial Information". As part of these transactions, Maiden LF and Maiden GF are no longer writing new business and their non-underwriting related assets and liabilities are represented as held-for-sale in our condensed consolidated financial statements.
•Premiums written in the AmTrust Reinsurance segment decreased by $0.4 million for the three months ended March 31, 2025, compared to the same respective period in 2024.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned decreased by $4.7 million for the three months ended March 31, 2025 compared to the same respective period in 2024. Net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the three months ended March 31, 2025 and 2024 are detailed as follows:

For the Three Months Ended March 31,	2025	2024	Change in
($ in thousands)	Total	Total	$	%
Diversified Reinsurance	$5,000	$8,991	$(3,991)	(44.4)%
AmTrust Quota Share Reinsurance	2,684	3,417	(733)	(21.5)%
Total	$7,684	$12,408	$(4,724)	(38.1)%
Net premiums earned in the Diversified Reinsurance segment for the three months ended March 31, 2025 decreased by $4.0 million or 44.4% compared to the same respective period in 2024 due to the pending sale of Maiden LF and Maiden GF as discussed above. Please refer to the analysis of our Diversified Reinsurance segment for further discussion.
Net premiums earned in the AmTrust Reinsurance segment for the three months ended March 31, 2025 decreased by $0.7 million or 21.5% compared to the same respective period in 2024. Please refer to the analysis of our AmTrust Reinsurance segment for further discussion.
Other Insurance Revenue
Other Insurance Revenue has been primarily produced by our Diversified Reinsurance segment. Please refer to the analysis below of our Diversified Reinsurance segment for further discussion.
Net Investment Income
Net investment income decreased by $4.7 million or 60.6% for the three months ended March 31, 2025, compared to the same respective period in 2024. Annualized average book yields decreased to 2.7% for the three months ended March 31, 2025, compared to 4.6% for the same respective period in 2024 due to the following factors:
•Loan to related party interest income decreased by $2.5 million for the three months ended March 31, 2025 compared to the same period in 2024 as interest income on the loan receivable is now offset by interest payable on the premium repayment to AmTrust as discussed in Note 10. Related Party Transactions. Net interest income earned on the net loan was also offset by a non-recurring adjustment of $1.2 million in the three months ended March 31, 2025 due to contractual reductions regarding the timing of paid loss settlements in 2024. Therefore, the net loan carried a lower weighted average interest rate on a balance of $128.1 million which decreased to 1.9% for the three months ended March 31, 2025, compared to 7.3% on a balance of $168.0 million for the same respective period in 2024;
•Interest income on our funds withheld receivable decreased by $0.8 million for the three months ended March 31, 2025, compared to the same period in 2024. At March 31, 2025, the funds withheld balance with AmTrust was $0.0 million compared to $61.0 million at March 31, 2024. Funds withheld receivable from AmTrust had earned an annual interest rate of 3.5% for much of 2024, until it was fully exhausted in the third quarter of 2024.
Average aggregate fixed income assets for the three months ended March 31, 2025 decreased by 25.9% compared to the same period in 2024 due to continued run-off of our reinsurance liabilities previously written on prospective risks. For the three months ended March 31, 2025 and 2024, we experienced negative operating cash flows due to settlement of claim payments to AmTrust as we run-off existing reinsurance liabilities in the AmTrust Reinsurance segment. Floating rate investments comprise 49.4% of our fixed income investments at March 31, 2025 compared to 51.1% at March 31, 2024.
The following table details our average aggregate fixed income assets (at cost) and annualized investment book yield for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Average aggregate fixed income assets, at cost (1)	$428,013	$577,388
Annualized investment book yield	2.7%	4.6%
(1)Fixed income assets include available-for-sale ("AFS") securities, cash and restricted cash, funds withheld receivable, and loan to related party. These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
Net Realized and Unrealized Investment Gains
Net realized and unrealized investment gains of $3.3 million were recognized for the three months ended March 31, 2025, compared to net realized and unrealized investment gains of $8.8 million for the same respective period in 2024. The reduction in unrealized gains was attributable in part to the reduced size of the Company's alternative asset portfolio as it continues to divest these assets in conjunction with its change in business strategy. Net realized and unrealized investment gains for the three months ended March 31, 2025 and 2024 are summarized in the table below by investment category:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Net realized gains (losses):
Fixed income assets(1)	$(1)	$(218)
Other investments	(133)	—
Total net realized losses	(134)	(218)
Net unrealized gains (losses):
Other investments	4,762	9,839
Equity securities	(1,297)	(871)
Total net unrealized gains	3,465	8,968

Net realized and unrealized investment gains	$3,331	$8,750
(1) Fixed income assets includes AFS securities as well as cash, restricted cash, funds withheld receivable, and loan to related party.
Interest in Income of Equity Method Investments
Total interest in loss of equity method investments of $2.7 million were recognized for the three months ended March 31, 2025 compared to an interest in the income of equity method investments of $0.6 million for the same respective period in 2024. Equity method investments consist of real estate investments of $58.1 million and other investments of $20.7 million as of March 31, 2025. Interest in (loss) income of equity method investments for the three months ended March 31, 2025 and 2024 is detailed by investment category below:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Other investments	$(2,676)	$253
Real estate investments	(46)	353
Interest in (loss) income of equity method investments	$(2,722)	$606

Net Loss and LAE
Net loss and LAE decreased by $19.2 million for the first quarter of 2025 compared to the same period in 2024. Net losses were impacted by net favorable PPD of $12.4 million for the first quarter of 2025 compared to net adverse PPD of $6.6 million for the same period in 2024. Excluding PPD, current year losses were $4.7 million for the first quarter of 2025 compared to $5.1 million for the first quarter of 2024.
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
Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $1.0 million or 18.5% for the three months ended March 31, 2025, compared to the same respective period in 2024 primarily due to lower earned premiums in both segments.
Total acquisition expenses increased as a percentage of net premiums earned for the three months ended March 31, 2025 driven by accelerated amortization of deferred acquisition costs upon the recognition of a premium deficiency of $1.3 million in the AmTrust Reinsurance segment. Please see further discussion in the individual segment analysis further below.
General and Administrative Expenses
General and administrative expenses include both segment and corporate expenses segregated for analytical purposes as a component of underwriting income. Total general and administrative expenses increased by $2.7 million or 33.7% for the three months ended March 31, 2025, compared to the same period in 2024.
Corporate expenses increased by $2.2 million or 41.1% for the three months ended March 31, 2025, largely due to higher professional service fees related to the Company's pending combination with Kestrel. Excluding these non-recurring expenses, our adjusted operating expenses increased 3.3% to $8.0 million for the three months ended March 31, 2025, compared to $7.8 million for the same period in 2024. The majority of these expenses were related to higher legal fees for ongoing litigation and claims disputes partly offset by lower compensation costs. Corporate expenses also included vesting of certain stock-based awards which were $0.5 million for the three months ended March 31, 2025 compared to $0.4 million for the same period in 2024.
General and administrative expenses for the three months ended March 31, 2025 and 2024 were comprised of:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
General and administrative expenses – segments	$3,295	$2,760
General and administrative expenses – corporate	7,478	5,300
Total general and administrative expenses	$10,773	$8,060
Expenses related to the Company’s IIS business, which is no longer writing new business and has entered into the AmTrust Renewal Rights Agreements, were 16.2% of recurring operating expenses for the three months ended March 31, 2025.
Interest and Amortization Expenses
Total interest and amortization expenses related to outstanding senior notes issued by Maiden Holdings in 2016 and Maiden NA in 2013 ("Senior Notes") were $4.8 million for the three months ended March 31, 2025 and 2024, respectively. This included $4.8 million of interest expense on the Senior Notes in the three months ended March 31, 2025 and 2024, respectively.
The issuance costs related to the Senior Notes were capitalized and are amortized over their effective life using the effective interest method of amortization. Amortization expenses were $41.0 thousand for the three months ended March 31, 2025, compared to amortization expense of $39.0 thousand for the same respective period in 2024.
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for further details on the Senior Notes. The weighted average effective interest rate for the Senior Notes was 7.6% for the three months ended March 31, 2025 and 2024, respectively.
Foreign Exchange and Other (Losses) Gains
Net foreign exchange and other losses of $7.4 million were realized for the three months ended March 31, 2025 compared to net foreign exchange and other gains of $2.1 million for the same period in 2024. For the three months ended March 31, 2025, net foreign exchange losses of $7.9 million were attributable to significant weakening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in the British pound and euro.
Net foreign exchange gains of $2.1 million were realized for the three months ended March 31, 2024. The net foreign exchange gains of $2.1 million in the first quarter of 2024 were driven by modest strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro during the period.
Foreign currency fluctuations are primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at March 31, 2025 included net loss reserves of $344.5 million. Our foreign currency asset exposures at March 31, 2025 included $126.6 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $30.6 million of equity method real estate investments denominated in Canadian dollars, as well as $12.6 million of funds withheld receivable.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results for our Diversified Reinsurance segment for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Gross premiums written	$5,016	$8,828
Net premiums written	$4,991	$8,819
Net premiums earned	$5,000	$8,991
Other insurance revenue, net	—	46
Net loss and LAE	2,234	(2,924)
Commission and other acquisition expenses	(2,291)	(4,295)
General and administrative expenses	(2,689)	(2,090)
Underwriting income (loss)	$2,254	$(272)
Underwriting income (loss) by business unit is detailed in the table below for the Diversified Reinsurance segment for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
International	$(795)	$(655)
GLS	1,190	(88)
Other run-off lines	1,859	471
Underwriting income (loss)	$2,254	$(272)
Premiums — As discussed in the "Overview" section, Maiden LF and Maiden GF are no longer writing new business and have entered into the AmTrust Renewal Rights Agreements which are expected to cover certain programs of Maiden LF and Maiden GF's primary business written in Sweden, Norway, other Nordic countries, the United Kingdom and Ireland. In addition, on November 29, 2024, the Company entered into an agreement to sell its Swedish subsidiaries, Maiden LF and Maiden GF to an expanding group of international insurance and reinsurance companies headquartered in the United Kingdom. Maiden LF and Maiden GF were the principal operating subsidiaries of the Company’s IIS platform; therefore we will continue to experience limited premium written for 2025 in the Diversified Segment. Please refer to Note 14. Assets Held for Sale of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1. "Financial Information" for more details.
Gross premiums written decreased by $3.8 million or 43.2% for the three months ended March 31, 2025 while net premiums written decreased by $3.8 million or 43.4% for the three months ended March 31, 2025, compared to the same respective period in 2024. Net premiums earned decreased by $4.0 million or 44.4% during the three months ended March 31, 2025, compared to the same respective period in 2024.
Other insurance revenue, net — Other insurance revenue, net includes fee related income generated from our GLS business, fair value changes in underwriting-related derivatives related to certain coverages on retroactive reinsurance contracts written by GLS, and fee income derived from our IIS business not directly associated with premium revenue assumed. Other insurance revenue, net included $46.0 thousand of service fee income earned for the three months ended March 31, 2024, with no other insurance revenue earned in the three months ended March 31, 2025.
Net Loss and LAE — Net loss and LAE decreased by $5.2 million for the three months ended March 31, 2025, compared to the same respective period in 2024. The net loss and LAE was impacted by net favorable PPD of $4.6 million for the three months ended March 31, 2025 compared to favorable PPD of $0.7 million for the same period in 2024.
The net favorable PPD for the three months ended March 31, 2025 was primarily from favorable development in GLS and other runoff business lines as shown in the table below. GLS experienced favorable PPD due to the pending commutation of a GLS contract which is awaiting approval by the Vermont DFR. The net favorable development for the three months ended March 31, 2024 was primarily from GLS and other runoff business lines.

The table below details PPD by line of business for the three months ended March 31, 2025 and 2024:

For the Three Months Ended March 31,	2025	2024
Prior Year Loss Development adverse (favorable)	($ in thousands)
IIS business	$(151)	$352
GLS	(2,535)	(522)
Other run-off lines	(1,871)	(485)
Total Diversified Reinsurance Prior Year Development	$(4,557)	$(655)
Commission and Other Acquisition Expenses — Commission and other acquisition expenses decreased by $2.0 million or 46.7% for the three months ended March 31, 2025, compared to the same respective period in 2024 due to lower premiums written and earned by Maiden LF and GF as they are no longer writing new business having entered into the AmTrust Renewal Rights Agreements in 2024.
General and Administrative Expenses — General and administrative expenses increased by $0.6 million or 28.7% for the three months ended March 31, 2025, compared to the same respective period in 2024.

AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported underwriting income of $5.2 million during the three months ended March 31, 2025, compared to an underwriting loss of $7.3 million for the same respective period in 2024.
The underwriting results for the AmTrust Reinsurance segment for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Gross premiums written	$(942)	$(505)
Net premiums written	$(942)	$(505)
Net premiums earned	$2,684	$3,417
Net loss and LAE	5,389	(8,701)
Commission and other acquisition expenses	(2,267)	(1,298)
General and administrative expenses	(606)	(670)
Underwriting income (loss)	$5,200	$(7,252)
Premiums — The table below shows net premiums written by category for the three months ended March 31, 2025 and 2024:

For the Three Months Ended March 31,	2025	2024	Change in
($ in thousands)	Total	Total	$
Net Premiums Written
Small Commercial Business	$(259)	$(492)	$233
Specialty Program	—	(15)	15
Specialty Risk and Extended Warranty	(683)	2	(685)
Total AmTrust Reinsurance	$(942)	$(505)	$(437)
The negative premiums for the three months ended March 31, 2025 and March 31, 2024 reflect the termination of the AmTrust Quota Share and the European Hospital Liability Quota Share as of January 1, 2019 which has resulted in no new business written under these contracts since 2018.

Net premiums earned decreased by $0.7 million for the three months ended March 31, 2025 compared to the same respective period in 2024. The table below provides detail on net premiums earned in the three months ended March 31, 2025 and 2024:

For the Three Months Ended March 31,	2025	2024	Change in
($ in thousands)	Total	Total	$
Net Premiums Earned
Small Commercial Business	$(259)	$(492)	$233
Specialty Program	—	(15)	15
Specialty Risk and Extended Warranty	2,943	3,924	(981)
Total AmTrust Reinsurance	$2,684	$3,417	$(733)
Net Loss and LAE — Net loss and LAE decreased by $14.1 million for the three months ended March 31, 2025, compared to the same respective period in 2024. This was driven by favorable PPD under the AmTrust Quota Share for the three months ended March 31, 2025 compared to adverse development for the same respective period in 2024. Net favorable PPD was $7.8 million during the three months ended March 31, 2025, compared to net adverse development of $7.2 million for the same respective period in 2024, incurred primarily within the AmTrust Quota Share and European Hospital Liability Quota Share.
The table below shows PPD for the AmTrust Reinsurance segment for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Prior Year Loss Development adverse (favorable)	($ in thousands)
AmTrust Quota Share	$(1,655)	$5,000
LPT/ADC Agreement	(6,176)	(317)
European Hospital Liability Quota Share	27	2,535
Total AmTrust Prior Year Development	$(7,804)	$7,218
Net favorable PPD for the three months ended March 31, 2025 was primarily due to the amortization of the deferred gain liability of $5.9 million under the LPT/ADC Agreement since cumulative paid losses exceed the risk retention under the LPT/ADC Agreement. There was also a reduction of $0.3 million in the credit loss allowance for reinsurance recoverable under the LPT/ADC Agreement for the three months ended March 31, 2025.
Net adverse development of $7.2 million for the three months ended March 31, 2024 was primarily due to the AmTrust Quota Share contract, with European Hospital Liability also producing adverse loss development. In the AmTrust Quota Share, U.S. Program business experienced continuing adverse development from construction defect coverage for accident years 2015 to 2018 as new claims emergence reported by AmTrust was again far greater than expected; this was partly offset by continued favorable development within Workers Compensation business for accident years 2014 to 2017. Net adverse loss development on European Hospital Liability Quota Share was primarily driven by emergence of loss data from adverse claim verdicts on older claims prior to 2014, resulting in strengthening of loss development tail on underwriting years 2011 to 2014.
Commission and Other Acquisition Expenses — Commission and other acquisition expenses increased by $1.0 million for the three months ended March 31, 2025, compared to the same respective period in 2024. Total acquisition costs increased as a percentage of net premiums earned in 2024 due to accelerated amortization of deferred acquisition costs upon the recognition of a premium deficiency of $1.3 million for the AmTrust Quota Share for the three months ended March 31, 2025. There was no recognition of a premium deficiency for the same respective period in 2024.
General and Administrative Expenses — General and administrative expenses decreased by $0.1 million for the three months ended March 31, 2025, compared to the same respective period in 2024.

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
As of March 31, 2025, the Company had investable assets of $641.7 million compared to $699.4 million as of December 31, 2024. Investable assets include the combined total of our investments, cash and restricted cash including cash equivalents, loan to a related party and funds withheld receivable. Our investable assets decreased by $57.7 million during the three months ended March 31, 2025 due to continued run-off of our reinsurance portfolio liabilities as claim payments were settled primarily from sales and maturities of AFS bond securities, as well as our loan to related party which decreased by $39.9 million in the three months ended March 31, 2025.
The regulatory and liquidity requirements of the Company's operating segments are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10- K for the year ended December 31, 2024, that was filed with the SEC on March 10, 2025.
Maiden Reinsurance re-domesticated from Bermuda to Vermont on March 16, 2020. We continue to be actively engaged with the Vermont DFR regarding Maiden Reinsurance's longer term business plan, including its investment policy, changes to which require prior regulatory approval as stipulated by Vermont law or the Vermont DFR for active underwriting, capital management or other strategic initiatives, including our Combination Agreement with Kestrel. Please see Note 15. Subsequent Events in the Notes to Condensed Consolidated Financial Statements under Part I Item 1. "Financial Information" for additional information on the regulatory approval process related to the Combination Agreement with Kestrel.
Maiden Reinsurance has received all necessary approvals required to date by the Vermont DFR in respect of its business plan, including GLS activities and its investment policy, which includes: 1) the expansion of approved asset classes for investment reflecting not only Maiden Reinsurance’s solvency position but the material reduction in required capital necessary to operate its business; and 2) the purchase of affiliated securities as demonstrated in prior common share repurchases. The Investment Policy, as approved and as amended, maintains our established investment management and governance practices.
In 2024 and 2025, the Vermont DFR approved an annual dividend program to be paid by Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. During the three months ended March 31, 2025, Maiden Reinsurance paid dividends of $6.3 million to Maiden NA (2024: $6.3 million) as part of the approved dividend program. During the three months ended March 31, 2025 and 2024, Maiden NA did not pay any dividends to Maiden Holdings.
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
Our business has undergone significant changes since 2018. As previously noted, we engaged in a series of transactions that have materially reduced our balance sheet risk and transformed our operations. As a result of these transactions, we are not presently engaged in any active underwriting of new prospective reinsurance business thus our net premiums written will continue to be materially lower and investment income will become a significantly larger portion of our total revenues. We have not written any new retroactive risks through GLS since December 30, 2022, and this will be smaller in relation to the run-off of our prior reinsurance business. During the three months ended March 31, 2025, we experienced negative operating cash flows as we run off the AmTrust Reinsurance segment reserves as shown in the cash flows table further below.
We currently expect a trend of positive investing cash flows through 2025, and will use funds from cash and investment portfolios, collected premiums on reinsurance contracts in force or being run-off, investment income and proceeds from investment sales and redemptions to meet our expected claims payments and operational expenses. Claim payments will be principally from the run-off of existing reserves for loss and LAE. A significant portion of those liabilities are collateralized and claim payments will be funded by using this collateral which should provide sufficient funding to fulfill those obligations.
The Company’s management believes our current sources of liquidity are adequate to meet its cash requirements for the next twelve months as we generally expect operating cash flows to be sufficiently offset by investing cash flows. The consideration and related expenses associated with completing the Combination Agreement with Kestrel will use substantial amounts of current liquidity. While we continue to expect our cash flows to be sufficient to meet our cash requirements and to operate our business, our ability to execute our asset and capital management initiatives are dependent on maintaining adequate levels of unrestricted liquidity and cash flows. Our expanded asset management strategy can be impacted by both investment specific and broader financial market conditions and may not produce the expected liquidity and cash flows these investments are designed to achieve, or the timing thereof may also be impacted by those factors.

At March 31, 2025, unrestricted cash, cash equivalents and fixed maturity investments were $42.5 million compared to $75.0 million held at December 31, 2024, a decrease of $32.5 million during the three months ended March 31, 2025. This was primarily driven by a $30.2 million decrease in our AFS bond portfolio due to sales and maturities during the three months ended March 31, 2025, the proceeds of which were used for operating expenses and interest payments on our Senior Notes.
Please see the related discussion on investing and financing cash flows below. The table below summarizes our operating, investing and financing cash flows for the three months ended March 31, 2025 and 2024:

For the Three Months Ended March 31,	2025	2024
	($ in thousands)
Operating activities	$(21,126)	$8,049
Investing activities	29,477	(19,736)
Financing activities	—	(673)
Effect of exchange rate changes on foreign currency cash	809	(148)
Total increase (decrease) in cash, restricted cash and cash equivalents	$9,160	$(12,508)
Cash Flows used in Operating Activities
Cash flows used in operating activities for the three months ended March 31, 2025 was $21.1 million compared to cash flows provided by operating activities of $8.0 million for the three months ended March 31, 2024. The increase in cash used in operating activities for the three months ended March 31, 2025 was due to claim payments for ongoing runoff of reinsurance liabilities whereas the settlement of claims was primarily through the funds withheld receivable in the three months ended March 31, 2024.
Cash Flows provided by Investing Activities
Cash flows provided by investing activities consist primarily of proceeds from sales and maturities of investments net of purchases. Net cash provided by investing activities was $29.5 million for the three months ended March 31, 2025 compared to net cash used in investing activities of $19.7 million for the same period in 2024.
For the three months ended March 31, 2025, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $31.8 million compared to net purchases of $10.8 million for the same period in 2024. The size of the fixed income investment portfolio has diminished as claims payments are made for the runoff of existing loss reserves for the terminated AmTrust Quota Share and the European Hospital Liability Quota Share contracts.
For the three months ended March 31, 2025 and 2024, investing cash flows included purchases of alternative investments which exceeded proceeds from the sales and redemptions. There were net purchases of $2.3 million for alternative investments during the three months ended March 31, 2025 compared to net purchases of alternative investments of $8.8 million for the same period in 2024. These net purchases were mainly due to pre-existing commitments for private equity fund investments for the three months ended March 31, 2025.
Cash Flows used in Financing Activities
Cash flows used in financing activities were $0.0 million for the three months ended March 31, 2025 compared to $0.7 million for the same period in 2024.
During the three months ended March 31, 2025, the Company did not repurchase any common shares under our authorized common share repurchase plan. During the three months ended March 31, 2024, the Company repurchased 352,111 common shares at an average price of $1.91 per share for $0.7 million under our authorized common share repurchase plan.
No dividends on common shares were paid during the three months ended March 31, 2025 and 2024. Our Board of Directors have not declared any common share dividends since the third quarter of 2018.
Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, that was filed with the SEC on March 10, 2025. Please also refer to "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) "Note 4.(e) Restricted Cash, Cash Equivalents and Investments" included in this Form 10-Q for details of the fair values of restricted assets at March 31, 2025 and December 31, 2024.
At March 31, 2025 and December 31, 2024, restricted cash and cash equivalents and fixed maturity investments used as collateral were $204.2 million and $192.4 million, respectively. This collateral represents 82.8% and 71.9% of the fair value of total fixed maturity investments, cash, restricted cash and cash equivalents at March 31, 2025 and December 31, 2024, respectively.

Cash and Investments
Historically, the investment of our funds had generally been designed to ensure safety of principal while generating current income. Accordingly, our fixed income investment portfolio is invested in liquid, investment-grade fixed maturity securities which are all designated as AFS at March 31, 2025. Further, as our insurance liabilities continue to run-off and the required capital to operate our business for regulatory purposes decreases, we expanded Maiden Reinsurance’s investment policy which has been approved by the Vermont DFR. Under this modified investment policy, we expanded the range of asset classes we invest in to enhance the income and total returns our investment portfolio produces. We categorize these investments as alternative investments which include "Other Investments", "Equity Securities", and "Equity Method Investments" on our Condensed Consolidated Balance Sheets.
As of March 31, 2025 and December 31, 2024, our cash and investments consisted of:

	March 31, 2025	December 31, 2024
	($ in thousands)
Fixed maturities, available-for-sale, at fair value	$202,460	$232,613
Equity securities, at fair value	11,850	13,147
Equity method investments	78,841	81,287
Other investments	163,558	157,016
Total investments	456,709	484,063
Cash and cash equivalents	28,706	25,651
Restricted cash and cash equivalents	15,562	9,084
Total Investments and Cash and Cash Equivalents	$500,977	$518,798
In addition to the discussion on Cash and Cash Equivalents and Fixed Maturities that follows herein, please see the "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q for further discussion on our AFS fixed income securities.
Under this revised investment policy, we had increased the amount of alternative investments held and we had expected to continue to increase the amounts invested therein over time. However, as our strategic plans have evolved and now changed, particularly as regards our pending combination with Kestrel, we have modified our approach to this investment policy, and have reduced our investments and ceased new commitments to alternative investments under this policy as part of these ongoing group strategic initiatives while also strengthening overall liquidity. The net purchases of other investments for the three months ended March 31, 2025 were due to pre-existing commitments for private equity funds, and we will not be making new commitments to alternative investments in the foreseeable future.
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
The substantial majority of our current investments are held by Maiden Reinsurance, whose investment policy was approved by the Vermont DFR. Prior to the exchange of our preference shares for common shares, the Company cumulatively invested $176.4 million in preference shares of Maiden Holdings which have since been extinguished and exchanged for 41,439,348 common shares of the Company as of December 27, 2022 ("Exchange"). Therefore, there are no preference shares outstanding.

As of March 31, 2025, Maiden Reinsurance owned approximately 31.0% of our total outstanding common shares which is eliminated for accounting and financial reporting purposes on our condensed consolidated financial statements. The voting power of Maiden Reinsurance, with respect to its common shares, was capped at 9.5% pursuant to the Company's bye-laws; however the Company's shareholders approved the proposal to remove the 9.5% voting limitation at the Special Meeting.
Treasury shares include 44,750,678 common shares owned by Maiden Reinsurance consisting of 41,439,348 shares issued as part of the Exchange on December 27, 2022 and an additional 3,311,330 common shares that were directly purchased on the open market by Maiden Reinsurance under the Company's authorized share repurchase plan. The market value of our common shares held by Maiden Reinsurance due to the Exchange and common share repurchases was $25.5 million at March 31, 2025.
Cash & Cash Equivalents
At March 31, 2025, we consider the levels of cash and cash equivalents held to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
Fixed Maturity Investments
The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows at March 31, 2025 and December 31, 2024:

March 31, 2025	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$52,748	$—	$(1)	$52,747	4.3%	0.1
U.S. agency bonds – mortgage-backed	26,045	—	(2,937)	23,108	4.6%	5.8
Non-U.S. government bonds	45,779	38	(1)	45,816	2.2%	0.6
Collateralized loan obligations	63,111	40	(48)	63,103	3.6%	0.3
Corporate bonds	18,226	—	(540)	17,686	0.9%	1.3
Total fixed maturities	205,909	78	(3,527)	202,460	3.3%	1.2
Cash and cash equivalents	44,268	—	—	44,268	1.5%	0.0
Total	$250,177	$78	$(3,527)	$246,728	3.0%	0.9

December 31, 2024	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
	($ in thousands)
U.S. treasury bonds	$84,033	$25	$—	$84,058	4.5%	0.1
U.S. agency bonds – mortgage-backed	26,841	—	(3,485)	23,356	4.6%	6.0
Non-U.S. government bonds	38,496	39	(3)	38,532	2.7%	0.4
Collateralized loan obligations	60,829	4	(130)	60,703	4.1%	0.2
Corporate bonds	26,589	—	(625)	25,964	1.0%	1.1
Total fixed maturities	236,788	68	(4,243)	232,613	3.7%	1.0
Cash and cash equivalents	34,735	—	—	34,735	1.5%	0.0
Total	$271,523	$68	$(4,243)	$267,348	3.4%	0.8
(1)    Average yield is calculated by dividing annualized investment income for each sub-component of fixed maturity securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.
(2)    Average duration in years.
During the three months ended March 31, 2025, the yield on the 10-year U.S. Treasury bond decreased by 35 basis points to 4.23%. The 10-year U.S. Treasury rate is the key risk-free determinant in the fair value of many of the fixed maturity securities in our portfolio. Driven by the decrease in risk-free rates during the three months ended March 31, 2025, our fixed maturity investment portfolio generated net unrealized gains of $0.7 million which increased our book value per common share by $0.01 during the period. Current outlooks for global monetary policy have become more uncertain in recent months, as a combination of potential significant changes in U.S. fiscal and trade policy and the attendant uncertainty on the impacts of these policies on both U.S. and global economic outlooks and inflation appear to be causing central banks to either adopt a neutral stance or apply further tightening should data dictate such actions, particularly inflation and labor market data. Our investment portfolios, in particular our fixed maturity portfolio, may be adversely impacted by unfavorable market conditions caused by these measures, which could cause continued volatility in our results of operations and negatively impact our financial condition.

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
We also monitor the duration and structure of our investment portfolio as discussed below. As of March 31, 2025, the aggregate hypothetical change in fair value from an immediate 100 basis points increase in interest rates, assuming credit spreads remain constant, in our fixed maturity investments portfolio would decrease the fair value of that portfolio by $3.6 million. Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities may be materially different from the resulting change in value described above.
To limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At March 31, 2025 and December 31, 2024, these respective durations in years were as follows:

	March 31, 2025	December 31, 2024
Fixed maturities and cash and cash equivalents	0.9	0.8
Reserve for loss and LAE - gross of LPT/ADC Agreement reserves	6.4	6.4
Reserve for loss and LAE - net of LPT/ADC Agreement reserves	3.5	3.5
During the three months ended March 31, 2025, the weighted average duration of our fixed maturity investment portfolio increased by 0.1 years to 0.9 years while the duration for gross reserve for loss and LAE remained at 6.4 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, historically has been affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our U.S. agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities held.
At March 31, 2025, the duration of our loss reserves net of the LPT/ADC Agreement was higher than the duration of our fixed maturity investment portfolio. To limit our exposure to unexpected interest rate increases that could reduce the value of our fixed maturity securities and reduce our shareholders' equity, the Company holds floating rate securities whose fair values are less sensitive to interest rates. At March 31, 2025 and December 31, 2024, 49.4% and 51.1%, respectively, of our fixed income investments were comprised of floating rate securities which are detailed in the table below:

	March 31, 2025		December 31, 2024
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Floating rate securities
Collateralized loan obligations	$63,103	16.3%	$60,703	13.6%
Total floating rate AFS fixed maturities at fair value	63,103	16.3%	60,703	13.6%
Loan to related party	128,118	33.1%	167,975	37.5%
Total floating rate securities	$191,221	49.4%	$228,678	51.1%

Total fixed income investments at fair value (1)	$387,452		$447,973
(1) Total fixed income investments at fair value include AFS fixed maturities, cash and restricted cash, funds withheld receivable, and net loan receivable from related party.

At March 31, 2025 and December 31, 2024, 100.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Total U.S. agency MBS comprise 11.4% of our fixed maturity investment portfolio at March 31, 2025. Given their relative size to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances or reduce the total amount of investment income we earn. Additional details on our U.S. Agency MBS holdings at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025		December 31, 2024
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
FNMA – fixed rate	$13,240	57.3%	$13,232	56.7%
FHLMC – fixed rate	7,806	33.8%	7,987	34.2%
GNMA – variable rate	2,062	8.9%	2,137	9.1%
Total U.S. Agency MBS	$23,108	100.0%	$23,356	100.0%

At March 31, 2025 and December 31, 2024, 100.0% of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments for additional information on the credit rating of our fixed income investment portfolio.
The security holdings by sector and financial strength rating of our corporate bond holdings at March 31, 2025 and December 31, 2024 were as follows:

	Ratings(1)
March 31, 2025	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	—%	30.3%	—%	$5,354	30.3%
Consumer	—%	15.2%	13.7%	—%	5,115	28.9%
Financial Institutions	—%	38.2%	2.6%	—%	7,217	40.8%
Total	—%	53.4%	46.6%	—%	$17,686	100.0%

	Ratings(1)
December 31, 2024	AAA	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds					($ in thousands)
Basic Materials	—%	—%	19.6%	—%	$5,090	19.6%
Consumer	—%	9.9%	24.8%	—%	9,001	34.7%
Financial Institutions	6.1%	37.9%	1.7%	—%	11,873	45.7%
Total	6.1%	47.8%	46.1%	—%	$25,964	100.0%
(1)    Ratings as assigned by S&P, or equivalent
The table below includes the Company’s five largest corporate holdings at fair value and as a percentage of all fixed income securities held as at March 31, 2025. The Company's five largest corporate holdings are 100.0% euro denominated, with 28.9% in the Consumer Sector and 40.8% in the Financial Institutions sector.

March 31, 2025	Fair Value	% of Holdings	Rating(1)
	($ in thousands)
Chubb Ina Holdings Inc., 1.55%, Due 3/15/2028	$6,760	3.4%	A
PPG Industries Inc., 0.875%, Due 11/3/2025	5,354	2.6%	BBB+
McKesson Corp., 1.5% Due 11/17/2025	2,687	1.3%	A-
Baxter International Inc., 1.3%, Due 5/30/2025	2,428	1.2%	BBB
American Tower Corp, 1.0%, Due 1/15/2032	457	0.2%	BBB
Total	$17,686	8.7%
(1)    Ratings as assigned by S&P, or equivalent

At March 31, 2025 and December 31, 2024, we held the following types of non-U.S. dollar denominated securities:

	March 31, 2025		December 31, 2024
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-USD denominated collateralized loan obligations	$63,103	49.8%	$60,283	48.9%
Non-USD denominated corporate bonds	17,686	14.0%	24,373	19.8%
Non-U.S. government bonds	45,816	36.2%	38,532	31.3%
Total non-U.S. dollar denominated securities	$126,605	100.0%	$123,188	100.0%
At March 31, 2025 and December 31, 2024, respectively, 100.0% of non-U.S. dollar denominated securities were invested in euro denominated bonds. The net increase in non-USD denominated fixed maturities is largely due to foreign exchange appreciation of euro denominated corporate bonds relative to the U.S. dollar during the three months ended March 31, 2025.
At March 31, 2025 and December 31, 2024, the Company's non-U.S. government issuers have a rating of AA or higher by Fitch Ratings. The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. dollar denominated currencies at March 31, 2025 and December 31, 2024, respectively.

For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings at March 31, 2025 and December 31, 2024:

Ratings(1)	March 31, 2025		December 31, 2024
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
A+, A, A-	$9,447	53.4%	$12,403	50.9%
BBB+, BBB, BBB-	8,239	46.6%	11,970	49.1%
Total non-U.S. dollar denominated corporate bonds	$17,686	100.0%	$24,373	100.0%
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
Our alternative investments as of March 31, 2025 and December 31, 2024 consisted of the following asset categories:

	March 31, 2025		December 31, 2024
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Privately held common stocks	$5,768	2.3%	$6,778	2.7%
Privately held preferred stocks	6,082	2.4%	6,369	2.5%
Total equity securities	$11,850	4.7%	$13,147	5.2%

Real estate investments	$58,140	22.9%	$57,541	22.9%
Other equity method investments	20,701	8.1%	23,746	9.4%
Total equity method investments	$78,841	31.0%	$81,287	32.3%

Private equity funds	$27,098	10.7%	$25,123	10.0%
Private credit investments	1,808	0.7%	1,909	0.8%
Privately held equity investments	48,677	19.1%	46,301	18.4%
Investments in direct lending entities (at cost)	85,975	33.8%	83,683	33.3%
Total other investments	$163,558	64.3%	$157,016	62.5%

Total alternative investments	$254,249	100.0%	$251,450	100.0%
Our allocation to alternative investments increased to 50.8% of our total cash and investments held as of March 31, 2025 compared to 48.5% as of December 31, 2024, the combination of additional funding of certain investments based on pre-existing commitments and increases in value in select investments. In addition to the categories described above, we also evaluate our alternative investments by the following asset classes:

	March 31, 2025		December 31, 2024
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Private Equity	$58,922	23.2%	$58,031	23.1%
Private Credit	1,808	0.7%	1,909	0.7%
Alternatives	103,597	40.7%	104,790	41.7%
Venture Capital	26,196	10.3%	23,533	9.4%
Real Estate	63,726	25.1%	63,187	25.1%
Total alternative investments	$254,249	100.0%	$251,450	100.0%

For further details on these alternative investments, see "Notes to Condensed Consolidated Financial Statements: Note 4(b) Other Investments, Equity Securities and Equity Method Investments" included under Part I Item 1. "Financial Information" of this Report on Form 10-Q. Within these asset classes, our portfolio broadly consists of the following types of investments:
•Private Equity – this asset class consists of both fund investments with leading private equity sponsors and direct equity investments in private companies, sometimes in conjunction with our private equity fund sponsors. As of March 31, 2025, $2.5 million or 4.2% of investments in the private equity asset class consisted of investments in private equity funds and $56.5 million or 95.8% consisted of direct equity investments in private companies.
•Private Credit - this asset class consists of both fund investments with leading private credit sponsors and direct credit investments in private companies, sometimes in conjunction with our private credit fund sponsors. Private credit investments in both funds and on a direct basis will typically be secured lending arrangements with non-rated entities, often with additional protective provisions to enhance the security and returns of these investments. As of March 31, 2025, $1.8 million or 100.0% of the private credit asset class consisted of direct investments in debt securities of private companies.
•Alternatives – this asset class consists of structured financing arrangements which typically have incentive features to enhance the Company’s returns. As part of these arrangements, the Company requires collateral or bankruptcy-remote structures to protect its investments. As of March 31, 2025, $102.0 million or 98.5% of investments in the alternatives asset class were direct investments and $1.6 million or 1.5% of the alternatives asset class were invested in funds. One investment in a collateralized direct lending entity of $86.0 million represents 83.0% of this asset class and is discussed further in "Note 4 — Investments" included in Part I Item 1. "Financial Information" in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025.
•Venture Capital – this asset class consists of both fund investments with venture capital firms focused primarily on “insurtech” or “fintech” early-stage investments as well as direct investments in start-up companies in this sector, including equity investments in individual companies made in conjunction with our venture capital fund sponsors. As of March 31, 2025, $12.1 million or 46.4% of investments in the venture capital asset class consisted of investments in funds and $14.0 million or 53.6% consisted of direct equity investments in start-up companies. As of March 31, 2025, $14.7 million or 56.0% of our venture capital investments were invested in funds or companies that would be considered “insurtech” investments.
•Real Estate – this asset class consists of long-term equity investments in three real estate projects. Two are multi-family residential development projects near major urban centers where workforce housing demand continues to be strong. One investment is a minority stake as a limited partner with a leading property developer with a highly successful track record, where the Company will earn returns from both operating income from rentals and future sales of properties. As of March 31, 2025, the Company has $27.5 million invested in this project and expects investment returns to commence in earnest in 2026 and beyond. The second multi-family residential investment is a majority stake with general partner rights wherein the Company is providing the capital backing to an experienced and successful developer in the subject market, while also taking minority equity stakes in individual projects. To date, this development project has secured five properties in attractive locations and is currently in the zoning and planning stages. As of March 31, 2025, the Company has $30.6 million invested in this project and has commenced earning limited amounts of fee income from this project. As part of its investment, the Company has also provided certain loan guarantees which are discussed in more detail in Note 11 — Commitments, Contingencies and Guarantees included in Part I Item 1. "Financial Information". We expect fee and operating income and gains from future sales of properties to commence in earnest in 2027 and beyond. Finally, the Company has a minority equity stake in an iconic office building in a major city in the U.S., with an attractive and growing tenant roll. As of March 31, 2025, the Company has $5.6 million invested in this project and to date has earned preferred returns and received certain distributions. In addition to preferred returns, the Company expects to receive future distributions of operating income from this investment.
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

Investment Results
Our investment portfolio returns included in earnings decreased to $3.6 million during the three months ended March 31, 2025, compared to $17.1 million for the same respective period in 2024 largely due to lower interest income on the loan to related party and the funds withheld receivable. Also, the AFS fixed income portfolio is considerably smaller compared to the prior period due to the use of proceeds from sales and maturities to pay run-off reserve liabilities in both the AmTrust and Diversified Reinsurance segments.
Our alternative investment portfolio increased by 1.1% in the first quarter of 2025 due to net purchases of private equity funds. The alternative investment portfolio produced a positive net return of 0.3% in the first quarter of 2025 compared to 3.4% for the same period in 2024. Please refer to Note 15. Subsequent Events of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1. "Financial Information" for information regarding the recent sale of one the Company's private equity investments accounted for as an equity method investment held at March 31, 2025.
The following table summarizes our investment results for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Net investment income:
Fixed income investments(1)	$2,477	$6,411
Cash and restricted cash	363	174
Other investments, including equities	216	1,207
Investment expenses	(22)	(92)
Total net investment income	3,034	7,700

Net realized losses:
Fixed income assets(1)	(1)	(218)
Other investments, including equities	(133)	—
Total net realized losses	(134)	(218)

Net unrealized gains:
Other investments, including equities	3,465	8,968
Total net unrealized gains	3,465	8,968

Interest in loss of equity method investments:
Interest in (loss) income of equity method investments	(2,722)	606
Interest in (loss) income of equity method investments	(2,722)	606

Total investment return included in earnings (A)	$3,643	$17,056

Other comprehensive income:
Unrealized gains on AFS fixed maturity securities and equity method investments excluding foreign exchange (B)	$726	$1,018
Total investment return = (A) + (B)	$4,369	$18,074

Annualized income from fixed income assets(2)	$11,360	$26,340
Average aggregate fixed income assets, at cost(2)	428,013	577,388
Annualized investment book yield	2.7%	4.6%

Average aggregate invested assets, at fair value(3)	$677,050	$887,969
Investment return included in net earnings	0.5%	1.9%
Total investment return	0.6%	2.0%
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
The following table details total investment returns for our fixed income investments for the three months ended March 31, 2025 and 2024:

Fixed Income Investments(1)	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Gross investment income	$2,840	$6,585
Net realized losses	(1)	(218)
Change in AOCI (3)	726	1,018
Gross investment returns	$3,565	$7,385

Average invested assets, at fair value (4)	$424,200	$569,962

Gross Investment Returns	0.8%	1.3%

Less: Investment expenses	$54	$(4)
Net investment returns	$3,511	$7,389

Net Investment Returns	0.8%	1.3%
Our net investment returns decreased to 0.8% for the three months ended March 31, 2025, compared to 1.3% for the respective period in 2024. This was due to floating rate investments that comprised 49.4% of our fixed income investments at March 31, 2025 which caused the portfolio to accrue lower interest income under the current rate environment.
The interest income from the net loan receivable from related party declined by $2.5 million. Net interest income is lower than the prior period since interest income on the AR Loan Agreement is now offset by interest payable on the Premium Repayment Loan Agreement beginning on January 1, 2025. Net interest income earned on the net loan receivable was also offset by a non-recurring adjustment of $1.2 million in the three months ended March 31, 2025 due to contractual reductions regarding the timing of paid loss settlements in 2024. Therefore, this caused a lower weighted average interest rate on an outstanding net balance of $128.1 million at March 31, 2025 compared to $168.0 million throughout 2024 and the average yield on the loan decreased to 1.9% for the three months ended March 31, 2025, compared to 7.3% for the same period in 2024. Excluding the non-recurring adjustment to net interest income, the average yield on the net loan receivable was 5.7% for the three months ended March 31, 2025.
Please refer to "Notes to Condensed Consolidated Financial Statements - Note 4 — Investments" included under Part I, Item 1 "Financial Information" of this Quarterly Report on Form 10-Q for further detail on investment returns from fixed income investments held by the Company at March 31, 2025 and 2024. The following table details total investment returns for our alternative investments for the three months ended March 31, 2025 and 2024, respectively:

Alternative Investments(2)	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Gross investment (loss) income	$(2,506)	$1,813
Net realized losses	(133)	—
Net unrealized gains	3,465	8,968
Gross investment returns	$826	$10,781

Average invested assets, at fair value (4)	$252,850	$318,007

Gross Investment Returns	0.3%	3.4%

Less: Investment expenses	$(32)	$96
Net investment returns	$858	$10,685

Net Investment Returns	0.3%	3.4%

1.Fixed income investments includes AFS securities as well as cash, restricted cash, funds withheld receivable, and loan to related party.
2.Alternative investments includes other investments, equity securities, and equity method investments.
3.Change in accumulated other comprehensive income ("AOCI") excludes unrealized foreign exchange gains and losses.
4.Average invested assets is the average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
The following table details total investment returns for alternative investments by asset class for the three months ended March 31, 2025:

March 31, 2025	Private Equity	Private Credit	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$427	$—	$(3,103)	$—	$170	$(2,506)
Net realized and unrealized gains (losses)	2,019	42	(12)	1,343	(60)	3,332
Total Investment Return	$2,446	$42	$(3,115)	$1,343	$110	$826

Average Investments	$58,477	$1,858	$104,193	$24,865	$63,457	$252,850

Gross Investment Returns	4.2%	2.3%	(3.0)%	5.4%	0.2%	0.3%
Annualized Gross Returns	16.7%	9.0%	(12.0)%	21.6%	0.7%	1.3%
The following table details total investment returns for alternative investments by asset class for the three months ended March 31, 2024:

March 31, 2024	Private Equity	Private Credit	Alternative Assets	Venture Capital	Real Estate	Total
	($ in thousands)
Gross investment income	$(1,092)	$903	$1,457	$5	$540	$1,813
Net realized and unrealized gains (losses)	7,858	1,423	(32)	674	(955)	8,968
Total Investment Return	$6,766	$2,326	$1,425	$679	$(415)	$10,781

Average Investments	$87,168	$54,453	$96,966	$21,882	$57,539	$318,007

Gross Investment Returns	7.8%	4.3%	1.5%	3.1%	(0.7)%	3.4%
Annualized Gross Returns	31.0%	17.1%	5.9%	12.4%	(2.9)%	13.6%
During the three months ended March 31, 2025, on an inception to date basis through March 31, 2025, our alternative investment portfolio has produced an internal rate of return of 4.9% and a multiple on invested capital of 1.12. This includes investments, primarily in the Alternatives and Real Estate asset classes where we anticipate future returns to emerge but have not as yet recognized either returns or gains based on the development stage of certain investments, which constitute 56.7% of our total alternative assets as of March 31, 2025. Excluding the investments still carried at cost, the internal rate of return was 8.8% with a multiple on invested capital of 1.21.
Total returns on our alternative investments by asset class from inception are discussed in detail as of March 31, 2025 in the table below:

Asset Class	March 31, 2025	Total		Direct		Fund
($ in thousands)	Carrying Value	IRR	MOIC (x)	IRR	MOIC (x)	IRR	MOIC (x)
Private Equity	$58,922	10.5%	1.36	10.4%	1.42	10.8%	1.25
Private Credit	1,808	5.3%	1.11	12.3%	1.21	5.0%	1.10
Hedge Funds	—	5.2%	1.12	5.2%	1.12	—%	—
Alternatives	103,597	2.9%	1.08	3.0%	1.08	(12.3)%	0.83
Venture Capital	26,196	7.9%	1.22	12.0%	1.45	(2.5)%	0.95
Real Estate	63,726	(3.1)%	0.93	(3.1)%	0.93	—%	—
Total	$254,249	4.9%	1.12	4.2%	1.11	6.3%	1.12

•Private Equity – investment returns in this asset class reflect both dividends and distributions received as well as unrealized gains or losses from adjustments to net asset values in the case of fund investments and market value adjustments in the case of direct equity investments. During the three months ended March 31, 2025, private equity investments produced a total investment return of $2.4 million with fund investments earning $0.2 million while direct investments produced a total investment return of $2.3 million. Inception to date, private equity investments have produced an internal rate of return of 10.5% and a multiple on invested capital of 1.36; fund investments produced an internal rate of return of 10.8% and a multiple on invested capital of 1.25, and direct investments have produced an internal rate of return of 10.4% and a multiple on invested capital of 1.42. Net realized gains of $2.0 million on private equity investments have been recognized through March 31, 2025. Please refer to Note 15. Subsequent Events of the Notes to Condensed Consolidated Financial Statements under Part I Item 1. "Financial Information" for information regarding the recent sale of one the Company's private equity investments held at March 31, 2025.
•Private Credit – investment returns in this asset class reflect both distributions received as well as unrealized gains or losses from adjustments to net asset values in the case of fund investments and market value adjustments in the case of direct equity investments. During the three months ended March 31, 2025, private credit investments did not produce any investment returns. Inception to date, private credit investments have produced an internal rate of return of 5.3% and a multiple on invested capital of 1.11, with fund investments producing an internal rate of return of 5.0% and a multiple on invested capital of 1.10, while direct investments have produced an internal rate of return of 12.3% and a multiple on invested capital of 1.21.
•Alternative Assets – investment returns in this asset class largely relate to equity method recognition of income from structured financing arrangements in real assets which utilize bankruptcy-remote structures to protect these investments. During the three months ended March 31, 2025, alternative investments produced a total investment return of $(3.1) million. Inception to date, alternative direct investments have produced an internal rate of return of 3.0% and a multiple on invested capital of 1.08; in total, alternative fund investments have produced an internal rate of return of (12.3)% and a multiple on invested capital of 0.83. We have not recognized any returns (including contractual preferred returns) on other alternative investments as the underlying collateralized investment supporting this direct lending initiative continues to develop; these investments represent 83.0% of the alternative investment class at March 31, 2025. We expect to recognize our preferred returns and contingency gains as these investment develops further or if other collateral we have secured as part of our investment responds sooner, subject to certain conditions.
•Venture Capital – investment returns in this asset class primarily reflect unrealized gains or losses from adjustments to net asset values in the case of fund investments and market value adjustments in the case of direct equity investments. During the three months ended March 31, 2025, our venture capital investments produced a total return of $1.34 million including $(0.12) million from our direct investments and $1.46 million from fund investments. Inception to date, venture capital investments have produced an internal rate of return of 7.9% and a multiple on invested capital of 1.22; venture capital fund investments have produced an internal rate of return of (2.5)% and a multiple on invested capital of 0.95, while direct venture capital investments have produced an internal rate of return of 12.0% and a multiple on invested capital of 1.45. Through March 31, 2025, we realized total gains of $4.8 million on the sale of the Company’s stake in Betterview Marketplace, Inc. ("Betterview") in a cash and stock transaction with Nearmap US, Inc. ("Nearmap") and continue to hold shares in Nearmap after its completion. To date our investment in Betterview has produced an internal rate of return of 25.8% and a multiple on invested capital of 1.74.
•Real Estate – investment returns in this asset class include preferred returns and distributions (if any) from plan developers along with limited unrealized gains or losses to date as two of the projects remain in the development phase. As noted earlier, the Company does not expect significant investment returns from these attractive projects for the next several years. To date these investments have produced an internal rate of return of (3.1)% and a multiple on invested capital of 0.93.
On an inception to date basis through March 31, 2025, the Company completed various alternative investments that had total contributions of $154.8 million which produced an internal rate of return of 8.7% and a multiple on invested capital of 1.19. This includes sales of certain assets concurrent with our aforementioned change in strategy during 2024 which was earlier than anticipated for most of these investments.
Please refer to Note 15. Subsequent Events of the Notes to Condensed Consolidated Financial Statements under Part I Item 1. "Financial Information" for information regarding the recent sale of USQ Risk that was held at March 31, 2025. Including this asset sale, which was finalized early in the second quarter of 2025, our completed investments have yielded total distributions of $188.1 million, with $13.6 million in potential estimated additional value to be received from the sale of our position in USQ Risk, in addition to the $4.3 million already received at closing in early May. Including the USQ Risk transaction, these investments have to date produced an internal rate of return of 12.3% and a multiple of capital of 1.30x, above our targeted returns.

Total returns on our inactive alternative investments by asset class from inception are shown below as of March 31, 2025 along with total returns on our active alternative investment portfolio by asset class from inception as of March 31, 2025:

Asset Class	March 31, 2025	Total Completed Investments		March 31, 2025	Total Active Investments
($ in thousands)	Contributions	IRR	MOIC (x)	Contributions	IRR	MOIC (x)
Private Equity	$45,505	7.7%	1.18	$58,922	12.7%	1.56
Private Credit	68,990	5.0%	1.10	1,808	12.2%	1.27
Hedge Funds	25,000	5.2%	1.12	—	—%	—
Alternatives	11,358	48.9%	1.55	103,597	1.2%	1.03
Venture Capital	3,925	14.3%	2.22	26,196	2.8%	1.06
Real Estate	—	—%	—	63,726	(3.1)%	0.93
Total	$154,778	8.7%	1.19	$254,249	2.8%	1.08
We believe our alternative investment portfolio remains well positioned to achieve its targeted longer-term returns.
Other Balance Sheet Changes
The following table summarizes our other material balance sheet changes at March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025	December 31, 2024	Change in $	Change %
Reinsurance recoverable on unpaid losses	$549,350	$571,331	$(21,981)	(3.8)%
Net loan receivable from related party	128,118	167,975	(39,857)	(23.7)%
Deferred commission and other acquisition expenses	5,524	8,102	(2,578)	(31.8)%
Reserve for loss and LAE	757,286	793,679	(36,393)	(4.6)%
Unearned premiums	26,196	29,793	(3,597)	(12.1)%
Accrued expenses and other liabilities	51,818	77,966	(26,148)	(33.5)%
The Company's deferred commission and other acquisition expenses decreased by 31.8% and unearned premiums decreased by 12.1% primarily due to the termination of the remaining business under both quota share contracts with AmTrust which have been in run-off since January 1, 2019. Also, deferred commission and other acquisition expenses decreased due to accelerated amortization upon the recognition of a premium deficiency of $1.3 million in the AmTrust Reinsurance segment.
During the three months ended March 31, 2025, the Company's reinsurance recoverable on unpaid losses decreased by $22.0 million or 3.8% primarily due to the receipt of $28.2 million in loss recoveries from Cavello under the LPT/ADC Agreement. This was partly offset by an increase in losses recoverable due to adverse PPD covered under the LPT/ADC Agreement for the three months ended March 31, 2025 driven by foreign currency translation adjustments on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro.
Net loan receivable from related party decreased by $39.9 million or 23.7% since the AR Loan Agreement is now offset by the Premium Repayment Loan Agreement of $24.3 million beginning on January 1, 2025. Also, the repayment of the AR Loan commenced on January 1, 2025 which reduced the loan receivable by $15.6 million.
The Company's reserve for loss and LAE decreased by 4.6% primarily due to continuing settlement of loss reserves liabilities for the AmTrust Reinsurance contracts. Accrued expenses and other liabilities decreased by $26.1 million for the three months ended March 31, 2025 primarily due to the reversal of reinsurance losses payable due to AmTrust of $24.3 million for the Premium Repayment Loan Agreement which is now presented under the Loan to Related Party on a net basis instead of under accrued expenses and other liabilities.
Capital Resources
During the three months ended March 31, 2025, book value per common share decreased by 17.4% to $0.38 and diluted book value per common share decreased by 17.8% to $0.37, compared to December 31, 2024. This was largely due to the net loss of $8.6 million reported by the Company, which produced substantially all of the $7.6 million decline in shareholders' equity for the three months ended March 31, 2025. Capital resources consist of funds deployed in support of our operations.

The following table shows the movement in our capital resources at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024	Change in $	Change (%)
($ in thousands)
Common shares at par value	$1,513	$1,503	$10	0.7%
Additional paid-in capital	888,575	888,067	508	0.1%
Accumulated other comprehensive loss	(31,930)	(32,733)	803	(2.5)%
Accumulated deficit	(696,559)	(687,914)	(8,645)	1.3%
Treasury shares, at cost	(124,026)	(123,730)	(296)	0.2%
Total Maiden shareholders' equity	37,573	45,193	(7,620)	(16.9)%
Senior Notes - principal amount	262,361	262,361	—	—%
Total capital resources	$299,934	$307,554	$(7,620)	(2.5)%
Total capital resources decreased by $7.6 million compared to December 31, 2024 due to the following items:
•accumulated deficit increased by $8.6 million due to the net loss reported for the three months ended March 31, 2025;
•net increase in additional paid-in capital of $0.5 million due to share-based compensation of $0.5 million;
•net increase in AOCI of $0.8 million due to: (1) net unrealized gains of $0.7 million on our AFS investment portfolio due to market price movements in the three months ended March 31, 2025, and (2) an increase in foreign currency translation adjustment of $0.1 million in the three months ended March 31, 2025 due to the impact of significant depreciation of the U.S. dollar on the re-measurement of net assets denominated in British pound and euro; and
•treasury shares increased by $0.3 million due to common share repurchases of $0.3 million which represent tax withholding in respect of tax obligations on the vesting of non-performance-based restricted shares.
Please refer to "Notes to Consolidated Financial Statements Note 6. Shareholders' Equity" included under Part II Item 8. "Financial Statements and  Supplementary Data" of our Annual Report on Form 10-K for a discussion of the equity instruments issued by the Company as at December 31, 2024.
Book value and diluted book value per common share at March 31, 2025 and December 31, 2024 were as follows:

($ in thousands except share and per share data)	March 31, 2025	December 31, 2024
Ending common shareholders’ equity	$37,573	$45,193
Numerator for diluted book value per common share calculation	$37,573	$45,193

Common shares outstanding	99,682,710	99,039,253
Shares issued from assumed conversion of dilutive options and restricted shares	1,024,299	2,035,634
Denominator for diluted book value per common share calculation	100,707,009	101,074,887

Book value per common share	$0.38	$0.46
Diluted book value per common share	0.37	0.45
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
During the three months ended March 31, 2025, Maiden Reinsurance did not repurchase any common shares under the Company's share repurchase plan. During the three months ended March 31, 2024, Maiden Reinsurance repurchased 352,111 at an average price per share of $1.91 under the share repurchase plan. The Company's remaining authorization for common share repurchases is $68.1 million at March 31, 2025.
Senior Notes
There were no changes in the Company’s Senior Notes at March 31, 2025 compared to December 31, 2024. The Company did not enter into any short-term borrowing arrangements during the three months ended March 31, 2025. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes. The 2013 Senior Notes issued by Maiden NA are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company.
As described in "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long-Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q, on May 2, 2023, the Company's Board of Directors approved the repurchase, including the repurchase by Maiden Reinsurance in accordance with its investment guidelines, of up to $100.0 million of the Company's Senior Notes from time to time at market prices in open market purchases or as may be privately negotiated. The Company has a remaining authorization of $99.9 million for such repurchases at March 31, 2025.
Maiden Holdings does not have any significant operations or assets other than ownership of the shares of our subsidiaries. The dividends and other permitted distributions from Maiden NA (and its subsidiaries) will be our sole source of funds to meet ongoing cash requirements, including debt service payments. Factors that may affect payments to holders of the 2013 Senior Notes include restrictions on the payments of dividends by Maiden Reinsurance to Maiden NA which provides the sole source of income for interest payments on the 2013 Senior Notes. In 2023 and 2024, the Vermont DFR approved an annual dividend program from Maiden Reinsurance to Maiden NA, with notification to the Vermont DFR as dividends are paid. Subsequent to those approvals, Maiden Reinsurance paid total dividends of $75.0 million to Maiden NA as of March 31, 2025.
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
The net loss for Maiden NA and Maiden Holdings was due to interest and amortization expenses on the Senior Notes as well as general and administrative expenses. The net loss in Maiden NA also reflects income tax expense incurred for the respective period. Summarized financial information of Maiden NA and Maiden Holdings as of March 31, 2025 and for the three months ended March 31, 2025 were as follows:

	Maiden NA	Maiden Holdings
	($ in thousands)
Total assets	$7,883	$5,664
Total liabilities	151,294	110,703
Amounts due from subsidiaries (not included in total assets above)	27	2,226
Amounts due to subsidiaries (not included in total liabilities above)	12,748	3,242
Related party loan payable (not included in total liabilities above)	—	316,464
Total revenue for the quarter-to-date period	454	4
Net loss for the quarter-to-date period	(2,686)	(10,816)
The ratio of Debt to Total Capital Resources at March 31, 2025 and December 31, 2024 was computed as follows:

($ in thousands)	March 31, 2025	December 31, 2024
Senior notes - principal amount	$262,361	$262,361
Maiden shareholders’ equity	37,573	45,193
Total capital resources	$299,934	$307,554
Ratio of debt to total capital resources	87.5%	85.3%
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
As discussed above, at March 31, 2025, guarantees of $67.7 million have been provided to lenders by the Company on behalf of the real estate joint venture, however, the likelihood of the Company incurring any losses pertaining to project level financing guarantees was determined to be remote. Therefore, no liability has been accrued under ASC 450-20.

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

For the Three Months Ended March 31,	2025	2024
	($ in thousands except per share data)
Net (loss) income	$(8,645)	$1,459
Add (subtract):
Net realized and unrealized investment gains	(3,331)	(8,750)
Foreign exchange and other losses (gains)	7,434	(2,053)
Interest in loss (income) of equity method investments	2,722	(606)
Change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	(987)	5,000
Non-GAAP operating loss	$(2,807)	$(4,950)

Diluted (loss) earnings per share attributable to common shareholders	$(0.09)	$0.01
Add (subtract):
Net realized and unrealized investment gains	(0.03)	(0.08)
Foreign exchange and other losses (gains)	0.07	(0.02)
Interest in loss (income) of equity method investments	0.03	(0.01)
Change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	(0.01)	0.05
Non-GAAP diluted operating loss per share attributable to common shareholders	$(0.03)	$(0.05)
Non-GAAP operating loss was $2.8 million for the three months ended March 31, 2025 compared to a non-GAAP operating loss of $5.0 million for the same period in 2024. The non-GAAP operating results were primarily driven by favorable non-GAAP underwriting results in the AmTrust Reinsurance segment as discussed further below.
Non-GAAP Underwriting Results
The non-GAAP underwriting results for the three months ended March 31, 2025 and 2024 are as follows:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Gross premiums written	$4,074	$8,323
Net premiums written	$4,049	$8,314
Net premiums earned	$7,684	$12,408
Other insurance revenue, net	—	46
Non-GAAP net loss and LAE(1)	6,636	(6,625)
Commission and other acquisition expenses	(4,558)	(5,593)
General and administrative expenses	(3,295)	(2,760)
Non-GAAP underwriting income (loss)(1)	$6,467	$(2,524)
(1) Non-GAAP underwriting income (loss) and non-GAAP net loss and LAE for the three months ended March 31, 2025 and 2024 are adjusted for prior year reserve development subject to the LPT/ADC Agreement. Please see "Key Financial Measures" section for the definitions of Non-GAAP underwriting loss and net loss and LAE.

The non-GAAP underwriting results above are summarized by segment for the three months ended March 31, 2025 and 2024 in the table below:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Diversified Reinsurance underwriting income (loss)	$2,254	$(272)
AmTrust Reinsurance underwriting income (loss)	5,200	(7,252)
Less: change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	(987)	5,000
Non-GAAP AmTrust Reinsurance underwriting income (loss)	4,213	(2,252)
Non-GAAP underwriting income (loss)(1)	$6,467	$(2,524)
(1) Non-GAAP underwriting loss and non-GAAP net loss and LAE for the three months ended March 31, 2025 and 2024 are adjusted for prior year reserve development subject to the LPT/ADC Agreement.
The non-GAAP underwriting results have been adjusted for prior year loss reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement to show the ultimate economic benefit to the Company. As shown in the table above, adjusted for the decrease in reinsurance recoverable under the LPT/ADC Agreement of $1.0 million during the three months ended March 31, 2025, the non-GAAP underwriting income was $6.5 million. This compared to a non-GAAP underwriting loss of $2.5 million when adjusted for the increase in reinsurance recoverable under the LPT/ADC Agreement of $5.0 million in the three months ended March 31, 2024.
The non-GAAP underwriting income of $6.5 million for the three months ended March 31, 2025, was primarily driven by:
•net favorable prior year reserve development in the AmTrust Reinsurance segment not covered by the LPT/ADC Agreement, specifically the run-off of the AmTrust Quota Share with losses occurring after December 31, 2018; and
•underwriting income of $2.3 million in the Diversified Reinsurance segment for the three months ended March 31, 2025. This included underwriting income of $1.2 million from GLS operations primarily due to a $2.5 million reduction in incurred losses from an agreement to commute loss reserves for a GLS contract, the approval of which remains pending with the Vermont DFR.
Please refer to the respective segment results for AmTrust Reinsurance and Diversified Reinsurance under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q for further details of these underwriting results.
Non-GAAP Net Loss and LAE
Adjusted for favorable prior year reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement, the non-GAAP net loss and LAE increased by $1.0 million for the three months ended March 31, 2025. Adjusted for adverse prior year reserve development under the AmTrust Quota Share which is fully recoverable from Cavello under the LPT/ADC Agreement, the non-GAAP net loss and LAE decreased by $5.0 million for the three months ended March 31, 2024.
These adjustments for the AmTrust Quota Share regarding PPD which is fully recoverable from Cavello under the LPT/ADC Agreement are reflected in the calculation of non-GAAP Loss and LAE below:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Net loss and LAE	$(7,623)	$11,625
Less: change in deferred gain on retroactive reinsurance under the LPT/ADC Agreement	(987)	5,000
Non-GAAP net loss and LAE	$(6,636)	$6,625
Adjusted Shareholders' Equity, Adjusted Total Capital Resources, Adjusted Book Value per Common Share, and Ratio of Debt to Total Adjusted Capital Resources
The Adjusted Shareholders' Equity, Adjusted Total Capital Resources and Adjusted Book Value per Common Share at March 31, 2025 and December 31, 2024 reflect the addition of the unamortized deferred gain under the LPT/ADC Agreement to the GAAP shareholders' equity as depicted in the computations further below.
The deferred gain under the LPT/ADC Agreement was $104.0 million at March 31, 2025 compared to $105.0 million at December 31, 2024. The decrease in the deferred gain of $1.0 million is due to amortization of the deferred gain of $5.9 million for the three months ended March 31, 2025 partly offset by adverse PPD of $4.9 million covered by the LPT/ADC Agreement for the three months ended March 31, 2025 due to foreign currency translation adjustments on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro.
Please refer to Note 8. Reinsurance of the Notes to Condensed Consolidated Financial Statements included in Part I Item 1. "Financial Information" for details regarding the movement in the deferred gain liability under the LPT/ADC Agreement.

We believe the inclusion of the unamortized deferred gain on the LPT/ADC Agreement under these metrics better reflects the ultimate economic benefit of the LPT/ADC Agreement, which will improve the Company's shareholders' equity over the settlement period under the terms of the agreement.
Reconciliation of shareholders' equity to Adjusted shareholders' equity and Adjusted Total Capital Resources
The following table computes adjusted shareholders' equity and adjusted total capital resources by recognizing the unamortized deferred gain under the LPT/ADC Agreement at March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025	December 31, 2024	Change in $	Change %
Total shareholders' equity	$37,573	$45,193	$(7,620)	(16.9)%
Unamortized deferred gain on LPT/ADC Agreement	103,968	104,955	(987)	(0.9)%
Adjusted shareholders' equity	141,541	150,148	(8,607)	(5.7)%
Senior Notes - principal amount	262,361	262,361	—	—%
Adjusted total capital resources	$403,902	$412,509	$(8,607)	(2.1)%
Non-GAAP Operating ROACE
Non-GAAP Operating ROACE for the three months ended March 31, 2025 and 2024 was as follows:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Non-GAAP operating loss	$(2,807)	$(4,950)
Opening adjusted shareholders’ equity	150,148	320,076
Ending adjusted shareholders’ equity	141,541	325,276
Average adjusted shareholders’ equity	145,845	322,676
Non-GAAP Operating ROACE	(7.8)%	(6.2)%
Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The adjusted book value per common share as reconciled for the recognition of the unamortized deferred gain under the LPT/ADC Agreement at March 31, 2025 and December 31, 2024 was computed as follows:

	March 31, 2025	December 31, 2024
Book value per common share	$0.38	$0.46
Unamortized deferred gain on LPT/ADC Agreement	1.04	1.06
Adjusted book value per common share	$1.42	$1.52
Ratio of Debt to Adjusted Total Capital Resources
Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of adjusted total capital resources as computed in the table above. The ratio of Debt to Adjusted Total Capital Resources at March 31, 2025 and December 31, 2024 was computed as follows:

($ in thousands)	March 31, 2025	December 31, 2024
Senior notes - principal amount	$262,361	$262,361
Adjusted shareholders’ equity	141,541	150,148
Adjusted total capital resources	$403,902	$412,509
Ratio of debt to adjusted total capital resources	65.0%	63.6%

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro and the British pound. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely affected. At March 31, 2025, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the unaudited Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange losses of $7.9 million were generated during the three months ended March 31, 2025, compared to net foreign exchange gains of $2.1 million for the three months ended March 31, 2024. The foreign exchange losses for the three months ended March 31, 2025 was due to significant depreciation in the value of the U.S. dollar relative to the euro and the British pound. These losses were primarily unrealized and resulted from the effects of revaluation of our net insurance liabilities that are required to be settled in foreign currencies at each balance sheet date. The net foreign exchange gains of $2.1 million in the first quarter of 2024 were driven by modest strengthening of the U.S. dollar on the re-measurement of net loss reserves and insurance related liabilities denominated in British pound and euro during the period.
At March 31, 2025, the increase in foreign currency translation adjustments of $0.1 million for the three months ended March 31, 2025 was primarily driven by exposures to euro, British pound and other non-USD denominated net loss reserves and insurance related liabilities in excess of foreign currency assets. Our non-USD denominated liabilities at March 31, 2025 included reserve for net loss and LAE of $344.5 million. Our foreign currency asset exposures at March 31, 2025 include $126.6 million of fixed maturity securities managed by our investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy, $30.6 million of equity method real estate investments denominated in Canadian dollars, as well as $12.6 million of funds withheld receivable.
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
Off-Balance Sheet Arrangements
At March 31, 2025, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
Recent Accounting Pronouncements
See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" for a discussion on recently adopted accounting pronouncements.

Item 4. Controls and Procedures
 Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosures. Our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective. Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide an absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.
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
Item 1A. Risk Factors
Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our 2024 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.
There are no material changes from the risk factors previously disclosed in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity and Use of Proceeds
Items 2. (a) and (b) are not applicable.
2. (c) Share Repurchases
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. The Company has adopted a Rule 10b5-1(c)(1) trading arrangement as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended. The Company's remaining authorization for common share repurchases was $68.1 million at March 31, 2025. In connection with the Combination Agreement entered into with Kestrel, Maiden has suspended its common share repurchase program.
The table below details repurchases made during the three months ended March 31, 2025 under the Company's authorized common share repurchase plan pursuant to Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934:

For the Three Months Ended March 31, 2025	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar amount still available under trading plan
				($ in thousands)
January 1, 2025 - January 31, 2025	—	$—	—	$68,107
February 1, 2025 - February 28, 2025	—	—	—	68,107
March 1, 2025 - March 31, 2025	—	—	—	68,107
Total	—	$—	—	68,107

Subsequent to the three months ended March 31, 2025 and through the period ended May 12, 2025, the Company did not repurchase any additional common shares under the Company's authorized common share repurchase plan pursuant to Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934, as amended. The Company's remaining share repurchase authorization was $68.1 million at May 12, 2025.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Amended and Restated Bye-Laws
As described above, at the Special Meeting, the Company's shareholders voted to approve amendments to the Company's bye-laws. The amended and restated bye-laws are filed herewith as Exhibit 3.1.
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
During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Insider Trading Arrangements and Policies
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
During the three months ended March 31, 2025 and through the period ended May 12, 2025, the Company did not repurchase any additional common shares under the Company's authorized common share repurchase plan pursuant to Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934, as amended.
Nasdaq Listing Notice
On April 2, 2025, the Company received a letter from the listing qualifications department staff of Nasdaq that Maiden's common shares failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Listing Rules of Nasdaq. Since then, Nasdaq has determined that for the last 12 consecutive business days, from April 21, 2025 to May 7, 2025, the closing bid price of the Company’s common shares has been at $1.00 per share or greater. Accordingly, the Company has regained compliance with Listing Rule 5550(a)(2), and this matter is now closed.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Bye-Laws of Maiden Holdings, Ltd.
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO
101.1
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL: (i) unaudited Condensed Consolidated Balance Sheets; (ii) unaudited Condensed Consolidated Statements of Income; (iii) unaudited Condensed Consolidated Statements of Comprehensive Income; (iv) unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity; (v) unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
May 12, 2025		/s/ Patrick J. Haveron
Patrick J. Haveron Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)

/s/ Mark O. Heintzman
Mark O. Heintzman Senior Vice President - Finance (Principal Financial Officer)